Form 10QSB
period 1999-06-30
ARC COMMUNICATIONS INC
filed 1999-09-10
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

                          Commission File No. 000-26213

                            ARC COMMUNICATIONS, INC.


                       A New Jersey Corporation 22-3201557

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724

                    Issuer's telephone number: (732) 219-1766

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

     Issuer has been subject to the applicable filing requirements since July 27, 1999, the effective date of its Form 10-SB.

     State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 13,750,622 shares of the registrant's common stock are issued and outstanding as of September 8,1999. Total number of pages contained in this document is 12.

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1999.

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1999.

Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Items 1-6.


PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            Unaudited      Audited
                                                                             June 30,      Dec. 31,
                                                                              1999           1998
                                                                           -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                              $   409,366    $   223,693
    Accounts Receivable - net                                                  733,173        535,838
    Inventory                                                                   23,086         15,765
    Prepaid expenses                                                            11,497         11,222
    Other receivables                                                              -0-          6,000
                                                                           -----------    -----------
          Total Current Assets                                               1,177,122        792,518
                                                                           -----------    -----------

PROPERTY AND EQUIPMENT - NET                                                   375,243        396,196
                                                                           -----------    -----------

OTHER ASSETS
    Goodwill - net                                                              81,736         86,640
    Security deposits                                                            9,410          9,410
    Due from Related Party                                                      22,374         19,908
                                                                           -----------    -----------
          Total Other Assets                                                   113,520        115,958
                                                                           -----------    -----------

TOTAL ASSETS                                                               $ 1,665,885    $ 1,304,672
                                                                           ===========    ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                         $   450,115    $   400,115
    Accounts Payable and Accrued Expenses                                      259,176        243,277
                                                                           -----------    -----------
          Total Liabilities                                                    709,291        641,697
                                                                           -----------    -----------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.20 par value, authorized 5,000,000 shares, issued
      and outstanding 720,000 in 1999 and -0- in 1998                          144,000        150,000
    Common stock, $.001 par value, authorized 45,000,000 shares, issued
      and outstanding 13,750,632 in 1999 and 13,553,132 in 1998                 13,751         13,751
    Additional paid-in capital                                               1,352,566      1,352,566
    Retained earnings (accumulated deficit)                                   (553,723)      (855,037)
                                                                           -----------    -----------
          Total Stockholders' Equity                                           956,594        661,280
                                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,665,885    $ 1,304,672
                                                                           ===========    ===========

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                             6 Months       6 Months        3 Months       3 Months
                             Ended          Ended           Ended          Ended
                             June 30,       June 30,        June 30,       June 30,
                             1999           1998            1999           1998
                             ------------   ------------    ------------   ------------
NET SALES                    $  1,840,049   $  1,294,652    $    874,105   $    692,809


Cost and Expenses:

Salaries and Other
employee compensation             741,015        766,401         394,393        397,031

Selling, general
 and administrative               797,720        811,374         419,978        399,422
                             ------------   ------------    ------------   ------------

Total Cost and Expenses         1,538,735      1,577,775         814,371        796,153




NET INCOME (LOSS)                 301,314       (283,123)         59,734       (103,344)
                             ------------   ------------    ------------   ------------


BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE      $       0.02   $      (0.02)   $      0.004   $      (0.01)
                             ------------   ------------    ------------   ------------




Weighted Average Number of
Shares Outstanding             13,750,632     13,564,382

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                               June 30,     June 30,
                                                                 1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $ 301,314    $(283,123)
                                                              ---------    ---------
    Adjustments to reconcile net income or loss to net cash
      provided by operating activities:
          Depreciation and amortization                          73,640       70,660
          Bad Debt                                               25,999          -0-

    Increase (decrease) in cash from changes in:
      Accounts receivable                                      (223,334)    (137,961)
      Inventory                                                  (7,321)         -0-
      Prepaid expenses                                             (275)        (204)
      Other Receivables                                             -0-       17,576
      Due from related party                                     (2,466)     (51,682)
      Accounts payable and accrued expenses                      15,899      (94,606)
      Deferred revenue                                              -0-       (1,000)
                                                              ---------    ---------

          Total Adjustments                                    (117,858)    (191,059)
                                                              ---------    ---------

          Net Cash Provided (Used) in Operating Activities      183,456     (474,182)
                                                              ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property and equipment                     (47,783)     (26,001)

          Net Cash Used in Investing Activities                 (47,783)     (26,001)
                                                              ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                                  50,000      303,000
                                                              ---------    ---------


          Net Cash Provided by Financing Activities              50,000      303,000
                                                              ---------    ---------


NET INCREASE (DECREASE) IN CASH                                 185,673     (197,183)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  223,693      428,329
                                                              ---------    ---------


CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 409,366    $ 231,146
                                                              =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION

    Cash paid for interest                                    $  26,119    $   8,655
    Cash paid for income taxes                                      -0-          -0-

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  JUNE 30, 1999


1.   Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and related notes included in the Company's year end certified Financial Statement. The results of operations for the six months are not necessarily indicative of the operating results for the full year.

Amounts for the six months ended June 30,1998 have been reclassified to conform with the June 30,1999 presentation.

2.   Principles of Consolidations

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter- company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

3.   Revenue Recognition

The Company recognizes revenue from sales at the date the product is shipped and as professional services are performed.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  JUNE 30, 1999


Segment Information

                                                  June 30,       June 30,
                                                   1999           1998
                                                -----------    -----------

     Revenues
        Multi-Media                             $ 1,655,594    $ 1,142,882
        Continuing professional education           184,455        151,770
                                                -----------    -----------
          Total Consolidated Revenue            $ 1,840,049    $ 1,294,652
                                                -----------    -----------

     Net Income (Loss)
        Multi-Media                             $   344,918    $   (17,355)
        Continuing professional education           (43,604)      (265,768)
                                                -----------    -----------
           Total Consolidated Net Loss          $   301,314    $  (283,123)
                                                -----------    -----------
     Assets
        Multi-Media                             $ 1,511,660    $ 1,272,570
        Continuing professional education           154,225        124,530
                                                -----------    -----------
          Total Consolidated Net Assets         $ 1,665,885    $ 1,397,100
                                                -----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Six Months ended June 30, 1999 and June 30, 1998

     ARC's Net Sales for the six months ended June 30, 1999 and June 30, 1998 were $1,840,049 and $1,294,652 respectively. An increase of 42.13%. The increase in sales is due to the increase in ARC Mesa internet activities in continuing professional educators. ARC also has continued its growth by capitalizing on the formation of its sales force in the second half of 1998. This sales force has been able to generate an increase in sales in the area of interactive multimedia programs, web site development and print collateral.

     Costs and expenses for the six month ended June 30,1999 and June 30,1998 were $1,538,735 and $1,577,775 respectively a decrease of 2.53% for the same period ended June 30,1998. The decrease is primarily due to overhead cuts made in the Third Quarter of 1998.

     Net income for the six months ended June 30, 1999 was $301,314, compared to a loss of $283,123 for the same period ended June 30, 1998 an increase of 206.4%. Management attributes this increase in net income to the increase in sales and decrease in overhead expenses.

Three Months ended June 30, 1999 and June 30, 1998

     ARC's Net Sales for the period ended June 30, 1999 and June 30, 1998 were $874,105 and $692,809 respectively. An increase of 26.17%. The increase in sales is due to the increase in ARCMesa internet activities in continuing professional educators. ARC also has continued its growth by capitalizing on the formation of its sales force in the second half of 1998. This sales force has been able to generate an increase in sales in the area of interactive multimedia programs, web site development and print collateral.

     Costs and expenses for the three months ended June 30,1999 and June 30,1998 were $814,371 and $796,153 respectively. An increase is primarily due to the hiring of outside consultants used in the production of sales.

     Net income for the three months ended June 30, 1999 was $59,734 compared to a loss of $103,344 for the three months ended June 30, 1998. The increase in net income in 1999 is due to the increase in Sales over the 1998.

LIQUIDITY AND CAPITAL RESOURCES

Six Months ended June 30, 1999 and June 30, 1998

     The Company maintains a credit limit of $750,000 as a part of its ongoing effort to ensure appropriate level of liquidity. As of June 30,1999 $299,885 of this line of credit remain unused and available for future use. Although the Company believes that the amount remaining unused under this line of credit is sufficient for its short term requirements, the Company expects that this line of credit may be increased or other lines of credit established as needed for its long term financing needs.

     The cash flow generated by operations was $183,456 for the six months ended June 30,1999. For the same period ended June 30, 1998 operations used $474,182. The decrease in June 30,1998 was attributed to an increase in accounts receivable and a decrease in accounts payable. Cash used for investing activities during the six months ended June 30,1999 and June 30,1998 was $47,783 and $26,001 respectively. The cash used in investing activities was used for equipment purchased.

     Cash flows generated from financing activities during the six months ended June 30,1999 and June 30,1998 was $50,000 and $303,000 respectively. The cash was provided from drawing down on the line of credit.

     For the six months ended June 30,1999 operating activities provided $183,456. Investing activities used $47,783 and financing activities provided $50,000 for a cash increase of $185,673 for the period.

     The cash flows used in operating activities for the six months ended June 30,1998 was $474,182, investing activities used $26,001 and financing provided cash of $303,000 for a cash decrease in the period of $197,183.


ARC YEAR 2000 COMPLIANCE


     The Year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, such software has the potential to recognize a date using "00" as the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's current accounting and other bookkeeping software was purchased "off-the-shelf" through retail vendors and were represented to the Company by such manufacturers as being Year 2000 compliant.

     As a user of leading edge technology, Arc has taken steps to ensure that it is Year 2000 compliant. Further, the nature of Arc's business requires that its systems and programs be evaluated on an ongoing basis to ensure that they continue to be Year 2000 compliant.

     In addition to testing its programs internally, the Company hired IBS Interactive ("IBS"), an independent consultant, to perform a Year 2000 audit on the Company's network. IBS determined that there were no substantial deficiencies in its report dated August 27, 1999. However, the IBS report did identify some non-critical software which was questionable. Non-critical software consists of programs that are either graphic or spreadsheet in nature. It has been determined that such questionable programs will not necessarily fail on January 1, 2000, but may apply incorrect dates (such as 1900) to files saved or created after December 31, 1999.

     Notwithstanding the fact that approximately 80% of all of its software is compliant, the Company continues to test, evaluate and update the questionable programs and anticipates that it will complete such testing and updates by November 1, 1999. The Company has no contingency plans in place in the event that it is unable to complete its testing and updating of the questionable software by January 1, 2000. However, as such software is non-critical, the Company does not expect to suffer irreparable economic harm or loss of critical data. To date the Company has spent approximately $1,200 to address the Year 2000 problem.

     The Company believes that the servers it uses to interact on the internet are Year 2000 compliant. Further, the Companies which presently supply products or services to Arc have informed Arc that they have taken the appropriate steps to ready their hardware and software for Year 2000. However, the Company cannot guarantee any other company's Year 2000 readiness and in the event that any Company which Arc relies upon for services or products is not Year 2000 ready, the Company may suffer irreparable economic harm.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4  Submission of Matters to Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

None.


SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 1999



ARC COMMUNICATIONS, INC.


BY: /s/ Michael Rubel
    -----------------------------
        Michael Rubel
        Chief Operating Officer