Form 10QSB
period 1999-09-30
ARC COMMUNICATIONS INC
filed 1999-11-15
CIK 1021096

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549
                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                        Commission file number 000-26213

                            ARC COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)


               New Jersey                                  22-3201557
(State or other jurisdiction of incorporation or        (I.R.S. Employer
              organization)                             Identification No.)

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724
                    (Address of principal executive offices)


                                 (732) 219-1766
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]       No [ ]


          The number of shares outstanding of the issuer's common stock as of November 10, 1999 was 13,753,132

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

        a)  Balance Sheets as of September 30, 1999 ..................   3

        b)  Statements of Operations for the
            Three and Nine Months Ended
            September 30, 1999 and 1998 ..............................   4

        c)  Statements of Cash Flows for the
            Nine Months Ended September 30, 1999
            and 1998 .................................................   5

        d)  Notes to Financial Statements ............................   6 to 7


     ITEM 2. MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...............................   8 to 10


PART II  OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS
             ON FORM 8-K .............................................   11

        a)  EXHIBITS .................................................   11

        b)  REPORTS ON FORM 8-K ......................................   11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       September 30,
                                                                           1999
                                                                       -----------
CURRENT ASSETS
Cash and cash equivalents                                              $   406,529
Accounts Receivable - net                                                  857,626
Inventory                                                                   15,765
Prepaid expenses                                                             9,429
                                                                       -----------
Total Current Assets                                                     1,289,349

PROPERTY AND EQUIPMENT - NET                                               350,223

OTHER ASSETS
Goodwill - net                                                              79,284
Security deposits                                                            9,410
Due from Related Party                                                      25,815
                                                                       -----------
Total Other Assets                                                         114,509

TOTAL ASSETS                                                           $ 1,754,081
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                                         $   453,725
Accounts Payable and Accrued Expenses                                      317,353
                                                                       -----------
Total Liabilities                                                          771,078


STOCKHOLDERS' EQUITY
Preferred stock, $.20 par value, authorized 5,000,000 shares, issued
and outstanding 720,000 in 1999                                            144,000
Common stock, $.001 par value, authorized 45,000,000 shares, issued
and outstanding 13,753,132 in 1999                                          13,754
Additional paid-in capital                                               1,355,063
Retained earnings (accumulated deficit)                                   (529,814)
                                                                       -----------
     Total Stockholders' Equity                                            983,003
                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 1,754,081
                                                                       ===========

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                  9 Months          9 Months          3 Months           3 Months
                                September 30,     September 30,      September 30,      September 30,
                                    1999              1998               1999               1998
                                ------------      ------------       ------------      --------------
NET SALES                          2,837,311         2,099,768            997,262           805,116


Cost and Expenses:

Salaries and Other
employee compensation              1,263,356         1,319,402            522,341           553,001

Selling, general
 and administrative                1,247,702         1,124,708            449,982           314,584
                                ------------      ------------       ------------      ------------

Total Cost and Expenses            2,511,058         2,444,110            972,323           867,585
                                ------------      ------------       ------------      ------------




NET INCOME (LOSS)               $    326,253      $   (344,342)      $     24,939      $    (62,469)
                                ============      ============       ============      ============


BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE                 0.02             (0.03)              0.00             (0.00)




Weighted Average Number of
Shares Outstanding                13,750,650        13,564,382         13,750,686        13,564,382

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                            Nine Months Ended September 30,
                                                                1999            1998
                                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              326,253        (344,342)
Adjustments to reconcile net income or loss to net cash
provided by operating activities:
Depreciation and amortization                                  113,613          90,023
Bad Debt                                                       (25,653)         10,776
Issuance of stock for services                                     469           6,250
    Increase (decrease) in cash from changes in:
Accounts receivable                                           (296,135)       (316,273)
Inventory                                                           --          13,387
Prepaid expenses                                                 1,793           5,794
Other Receivables                                                               17,872
Security deposits                                                   --           2,800
Due from related party                                          (4,906)          1,691
Accounts payable and accrued expenses                           74,076         (85,383)
                                                             ---------       ---------

Total Adjustments                                             (136,743)       (253,063)
                                                             ---------       ---------

Net Cash Provided (Used) in Operating Activities               189,510        (597,405)
                                                             ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment                        (60,284)        (60,781)
                                                             ---------       ---------

Net Cash Used in Investing Activities                          (60,284)        (60,781)
                                                             ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                     53,610         303,000
Proceeds from sale of stock                                                    140,000
                                                             ---------       ---------

Net Cash Provided by Financing Activities                       53,610         443,000
                                                             ---------       ---------


NET INCREASE (DECREASE) IN CASH                                182,836        (215,186)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 223,693         428,329
                                                             ---------       ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 406,529       $ 213,143
                                                             =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid for interest                                          39,974           8,655
Cash paid for income taxes                                         -0-             -0-

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 1999

1.   Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1998 consolidated financial statements and related notes included in the Company's year end certified Financial Statement. The results of operations for the Nine months are not necessarily indicative of the operating results for the full year.

Amounts for the nine months ended September 30,1998 have been reclassified to conform with the September 30,1999 presentation.

2.   Principles of Consolidations

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant intercompany accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

3.   Revenue Recognition

The Company recognizes revenue from sales at the date the product is shipped and as professional services are performed.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 1999


4.   Segment Information

                                                September 30,      September 30,
                                                    1999               1998
                                                 -----------        -----------
 Revenues
    Multi-Media                                  $ 2,337,290        $ 1,860,474
    Continuing professional education                500,021            239,294
                                                 -----------        -----------
      Total Consolidated Revenue                 $ 2,837,311        $ 2,099,768
                                                 -----------        -----------

 Net Income (Loss)
    Multi-Media                                  $   371,793        $   (49,831)
    Continuing professional education                (44,571)          (295,761)
                                                 -----------        -----------
       Total Consolidated Net Loss               $   327,222        $  (345,592)
                                                 -----------        -----------
 International Sales
     Multi-Media                                 $   470,793        $   429,578
     Continuing professional education                   -0-                -0-
                                                 -----------        -----------
Total Consolidated International Sales           $   470,793        $   429,578
                                                 -----------        -----------
 Assets
    Multi-Media                                  $ 1,534,430
    Continuing professional education                219,651
                                                 -----------
       Total Consolidated Net Assets             $ 1,754,081
                                                 -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 and September 30, 1998

     Net sales for ARC Communications, Inc. (the "Company") for the nine months ended September 30, 1999 and September 30, 1998 were $2,837,311 and $2,099,768 respectively, an increase of 35.13%. The increase is due to expansion of the continuing professional education segment along with an increase in revenues from our multi-media segment.

     Costs and expenses for the nine months ended September 30, 1999 and September 30, 1998 were $2,511,058 and $2,444,110 respectively. The increase in costs and expenses of 2.76% is primarily due to the continued expansion in the continuing professional education segment which included the increased use of outsourcing of certain labor while decreasing payroll expenses for the period.

     Net income for the nine months ended September 30, 1999 was $326,253, compared to a loss of $(344,342) for the same period ended September 30, 1998, an increase of 194%. Management attributes this increase in net income to the increase in sales.


Three Months Ended September 30, 1999 and September 30, 1998

     The Company's net sales for the three months ended September 30, 1999 and September 30, 1998 were $997,262 and $805,116 respectively, an increase of 23.87%. The increase in sales is primarily due to the expansion of the continuing professional education segment. In the three months ended September 30,1999 the Company introduced professional education seminars. These seminars provide professionals in the medical field another avenue for meeting their continuing professional education requirements.

     Costs and expenses for the three months ended September 30, 1999 and September 30, 1998 were $972,323 and $867,585 respectively, an increase of 12.31%. The increase in costs and expenses is primarily due to the increase in production costs in the multi-media segment and costs incurred to expand the professional education segment.

     Net income the three months ended September 30, 1999 was $24,939, compared to a loss of $(62,469) for the same period ended September 30, 1998, an increase of 137%. Management attributes this increase in net income to the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a credit line of $750,000 as a part of its ongoing effort to ensure an appropriate level of liquidity. As of September 30, 1999, $296,275 of this line of credit remains unused and available for future use.

     The cash flow generated (used) by operations were $189,510 and ($597,405) for the nine months ended September 30, 1999 and September 30, 1998 respectively. The decrease in cash flows from operations for the period September 30, 1998 is attributed to an increase in accounts receivable due to some slower paying customers and a decrease in accounts payable. Cash generated from operations for the period ended September 30, 1999 was attributed to an increase in net income for the nine months which increased the Company's accounts receivable and caused an increase in accounts payable and accrued expenses.

     Cash used for investing activities during the nine months ended September 30,1999 and September 30, 1998 was $60,284 and $60,781 respectively. The cash used in investing activities was primarily used for equipment purchased for each year.

     Cash flows generated from financing activities during the nine months ended September 30, 1999 and September 30, 1998 was $53,610 and $443,000 respectively. In the first nine months of 1999 cash was provided from drawing down on the line of credit. In the first nine months of 1998 $303,000 of cash flow was provided from drawing down on the line of credit and $140,000 was provided from the sale of preferred stock.

     For the nine months ended September 30, 1999 operating activities provided $189,510, investing activities accounted for the expenditure $60,284 and financing activities provided $53,610 for a cash increase of $182,836 for the period.

     For the nine months ended September 30, 1998 operating activities accounted for the expenditure of $597,405, investing activities accounted for the expenditure of $60,781, and financing activities provided $443,000 for a cash decrease of $215,186 for the period.

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

     The Company's current accounting and other bookkeeping software was purchased "off- the-shelf" through retail vendors and were represented to the Company by such manufacturers as being Year 2000 compliant.

     As a user of leading edge technology, the Company has taken steps to ensure that it is Year 2000 compliant. Further, the nature of the Company's business requires that its systems and programs be evaluated on an ongoing basis to ensure that they continue to be Year 2000 compliant.

     In addition to testing its programs internally, the Company hired IBS Interactive ("IBS"), an independent consultant, to perform a Year 2000 audit on the Company's network. IBS determined that there were no substantial deficiencies in its report dated August 27, 1999. However, the IBS report did identify some noncritical software which was questionable. Non-critical software consists of programs that are either graphic or spreadsheet in nature. It has been determined that such questionable programs will not necessarily fail on January 1, 2000, but may apply incorrect dates (such as 1900) to files saved or created after December 31, 1999.

     Notwithstanding the fact that approximately 80% of all of its software is compliant, the Company continues to test, evaluate and update the questionable programs and anticipates that it will complete such testing and updates by November 1,1999. The Company has no contingency plans in place in the event that it is unable to complete its testing and updating of the questionable software by January 1, 2000. However, as such software is non-critical, the Company does not expect to suffer irreparable economic harm or loss of critical data. To date the Company has spent approximately $1,200 to address the Year 2000 problem.

     The Company believes that the servers it uses to interact on the Internet are Year 2000 compliant. Further, the companies which presently supply products or services to the Company have informed management that they have taken the appropriate steps to ready their hardware and software for Year 2000. However, the Company cannot guarantee any other company's Year 2000 readiness and in the event that any company which the Company relies upon for services or products is not Year 2000 ready, the Company may suffer irreparable economic harm.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ARC COMMUNICATIONS, INC.

Dated: November 12, 1999                     By:  /s/  Michael Rubel
                                                  -----------------------------
                                                  Michael Rubel,
                                                  Chief Operating Officer

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibit 27 - Financial Data Schedule.

          b) The Registrant did not file any reports on Form 8-K for events which occurred during the nine months ended September 30, 1999.