Form 10KSB
period 1999-12-31
ARC COMMUNICATIONS INC
filed 2000-04-14
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                             ARC COMMUNICATIONS INC.
                 (Name of Small Business Issuer in its charter)


         New Jersey                                             22-3201557
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

788 Shrewsbury Avenue, Tinton Falls, New Jersey                  07724
    (Address of Principal Executive Offices)                   (Zip Code)

Issuer's telephone number:  (732) 219-1766

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

     (i)  Common Stock, $.001 Par Value; and

     (ii) Class A Preferred Stock, $.20 Par Value.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

The issuer's revenue for the fiscal year ended December 31, 1999 was $3,629,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 17, 2000: . The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $3,154,128as of March 17, 2000.

     State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 13,703,132 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding as of March 17, 2000.

Transitional Small Business Disclosure Format (check one):

Yes [_]        No [X]

     Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words"anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.........................................  1

ITEM 2.      DESCRIPTION OF PROPERTY.........................................  5

ITEM 3.      LEGAL PROCEEDINGS...............................................  5

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  6


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.................................  6

ITEM 6.      MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
             AND PLAN OF OPERATION...........................................  7

ITEM 7.      FINANCIAL STATEMENTS............................................  9

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE................... 10


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS,
             PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............  9

ITEM 10.     EXECUTIVE COMPENSATION.......................................... 11

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT................................ 12

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  14

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................ 14


SIGNATURES..................................................................  16

                                     PART I

Item 1.   Description of Business

Introduction and General Development of Business

PART I


a.   BACKGROUND

     Arc Communications Inc. is a New Jersey corporation which was incorporated on October 21, 1992 ( hereinafter referred to as "Arc" or the "Company"). Arc was originally incorporated under the name Arc Slide Technologies Ltd. ("ASTL").

     On August 14, 1996ASTL acquired Alliance Telecommunications Holding Corp., in a transaction accounted for as a reverse acquisition.

     On July 23, 1996 Arc-Mesa Educators LTD. ("Arc-Mesa") was formed for the purpose of engaging in the business of offering continuing education products and services. 45 % of Arc-Mesa was initially owned by a wholly owned subsidiary of Arc. In October 1997, Arc acquired an additional 45 % of Arc-Mesa. In 1998 the remaining 10% was acquired.

     On December 19, 1997, Arc acquired all the outstanding stock of The Navesink River Group, Inc. ("Navesink"). The acquisition of Navesink added marketing and public relations capability to Arc's services. Prior to the acquisition Arc was not a full-service marketing organization as it was primarily a boutique design firm. As a result of the acquisition Arc is positioned to attract a higher caliber of client by offering a full-service capability. Navesink also contributed a client base that comprises a significant percentage of Arc's revenue. Further, the principals of Navesink also brought experienced management.


b.   GENERAL

     Arc is a full-service marketing consultancy and graphic design firm specializing in the development and production of corporate marketing and communications media. Arc's clients include Fortune 1000 companies with concentrations in the pharmaceutical industry and information technology industries. Services include marketing, consulting, general web site development, electronic commerce, interactive multi-media, graphics design and imaging. Additionally, since 1995, Arc has developed and produced websites for major college football bowl games. In January 2000, Arc produced and hosted the Year 2000 National College Football Championship. For further information regarding this site refer to http://www.nokiasugarbowl.com.

     Arc's graphic design and interactive multi-media products use advanced technologies to create media for corporate communications. Arc continues to expand its business through existing products such as a 3-D animation design and multimedia presentations.

     Interactive Sales Training Programs are a growing area of Arc's business. Arc has formed strategic alliances with large advertising agencies that have major pharmaceutical companies as their clients. By forming these alliances, Arc's clients are able to use Arc's expertise in a variety of interactive multimedia areas. Further, such strategic alliances enable Arc's clients to use leading edge technologies without having to incur substantial development costs. The training programs should have a positive impact on both revenue and results due to the fact that the margins on these products are substantially higher than those on Arc's core business. Arc earns revenues from Interactive Sales Training Programs from billing for the creative development. The expenses are principally payroll related, purchase costs are insignificant.

     Arc's subsidiary, Arc Internet Publishing Corp. (d/b/a Arc Mesa Educators) ("Arc Educators") is in the business of providing continuing education to a variety of professions with a primary focus in the medical profession. By utilizing advanced technologies, developed by Arc Educators', our goal is to provide a quality education combined with a flexible learning environment that cannot be attained in a more traditional continuing education program. Contemporary professionals needing continuing education credits are drawn to our programs for their ease-of-use, convenience, price, as well as the educational content and current topics of interest that can enhance a professional practice.


     Arc Mesa Educators is an approved provider of continuing education for the following:

     o Physicians, Physician Assistants, Radiologic Technicians through the Accrededation Council for Continuing Medical Education ("ACCME")

     o Dentists and Dental Hygeniests through an ADA CERP recognized provider for Dental Continuing and Academy of General Dentistry

     o Funeral Service Practitioners through The Academy of Professional Funeral Service Practitioners

     o    Podiatric Medicine through the Council of Podiatric Medical Education

     Arc has the ability to design and create specific websites for a client and may operate such a site if so desired. Arc also designs and develops interactive kiosks and advertising and promotional materials, including packaging for retail products. Arc's Web expertise has positioned it to effectively transition into a full service integrated, interactive marketing and communication company. Arc's services are used by its clients to create a new medium for advertisement, promotion and technical support of such customer's products and services. Web sites can provide commercial organizations benefits in addition to those available through conventional media, including the ability to enhance a corporate brand, engage and entertain consumers, provide in-depth information, reduce selling and operating costs, generate leads and build retail traffic, expand distribution channels (otherwise known as e-commerce), promote major sporting and entertainment events and monitor popularity of content, conduct research, and build databases for on-going marketing efforts.

     Arc's wholly owned subsidiary, Arc Internet Publishing, Corp., develops and operates internet businesses and electronically publishes interactive educational and reference material for the medical and dental professions. Arc Internet Publishing, d/b/a, Arc Mesa-Educators located at http://www.arcmesa.com (the "Mesa Web site"), which provides continuing professional education on the internet to the medical, dental and funeral director's professions. Arc Mesa has achieved ACCME Category One accreditation. The Mesa Web site provides access to informative courses, administers state mandated testing and provides immediate results in a live interactive setting.

     Personal Emergency Medical Information Services Inc. is a subsidiary of Arc Internet Publishing Corp. which maintains an Emergency Medical Information Services ("EMIS") website on the internet. EMIS provides 24-hour, worldwide immediate access of a subscriber's personal medical records via the internet at http://www.emis.org (the "EMIS Site"). Subscribers are issued an official EMIS subscriber membership card that contains a secret personal subscriber information number. Upon receipt of the card, subscribers must acknowledge receipt in order to activate their records by calling Arc's customer services department. Subscriber membership cards provide a unique identification number that must be entered in order to retrieve a subscriber's record. Individual subscribers or any authorized healthcare provider may obtain individual records from anywhere in the world by entering or scanning the barcoded identification number shown on each membership card into a computer connected to the internet at the EMIS Site. Arc maintains a 24-hour help hotline to provide assistance to those who might not have internet access or to request an immediate fax. A patent application is presently pending for this product.

     Arc partners with clients to focus on how new and emerging technologies can enable them to build one-on-one customer relationships. Tapping into strategic expertise, media know-how, creative talent and technical excellence, Arc guides clients to achieving a favorable return on investment from Web-based marketing.

     The scope of our services has ranged from consulting services to complete marketing-driven design and construction of multi-level Web sites. Arc also offers  numerous  integrated  services  in addition  to those  discussed  above, particularly offline media planning and buying related to identification, negotiation for and purchase of banners, sponsorship and proprietary partnerships on Web sites.

c.   ARC'S STRENGTHS

Focus on Clients' Business Objectives

     Arc has made understanding its clients' business challenges the primary focus that guides its customer services. Arc often works with its clients' management to determine how best to integrate Web sites with the clients' business goals.

Technological Expertise

     Arc believes the creative application of leading technologies is also crucial to the success of its business. Arc's technical programming personnel are skilled in various computer operating systems, tools and languages, including, C/C++, Java, HTML, CGI, PERL, Visual Basic, Shockwave Flash, among others. These programmers are responsible for providing complex computer programming for special features on CD-ROM products and Web sites as well as periodically assessing new technologies in order to identify and deploy, directly and through independent contractors, those that are most promising for enhancing Arc's business and that of its clients.

Creative Expertise

     Arc believes that, in addition to the creative elements required in traditional graphic design, superior interactive development requires that the end product is easy-to-use, contains intuitive interfaces and seamless integrated technologies and has an engaging look and feel. Management believes that Arc's creative staff possesses a broad spectrum of expertise to meet clients' creative needs. In order to maintain high levels of creativity and quality, Arc intends to recruit the best talent available. However, competition for creative personnel is especially intense and there can be no assurance that Arc will attract or retain adequate creative talent to accomplish these goals. For a discussion regarding material risks faced by Arc, please see "COMPETITION."

d.   ARC'S STRATEGY

Capitalize on Accomplishments and Market Opportunities

     Arc believes that the proliferation of the Internet will continue to provide substantial opportunities to Arc and that its successfully completed projects will continue to enhance its marketing efforts. Arc's management does not, however, believe that Arc's primary business will be limited to the Internet. Arc has the ability to produce digital content which may be carried over a variety of emerging technologies such as digital satellite and interactive television. Although there is no assurance that any of these technologies will achieve acceptance in the marketplace, Arc believes its services could be utilized over these channels as well.

Deploy Leading Technologies

     One of Arc's objectives is to apply both proven and emerging technologies as they become available in order to maximize the effectiveness of its Web site services. Arc has formed informal non-exclusive relationships with key technology providers in an effort to gain access to, and influence the features of, their technologies.

e.   MARKETING

     Arc markets its services directly and seeks to form strategic marketing relationships with third parties. Presently, Arc has 5 employees dedicated to business development. Additionally, 3 of Arc's executive officers spend a portion of their time marketing Arc's services. Arc also seeks to attract new clients through other methods, including referrals from existing clients. Arc seeks to cross-sell its various services to its clients and prospective clients through sales presentations that encourage clients to utilize all of Arc's services.

f.   GOVERNMENT REGULATION

     Arc is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to Web site service companies and marketing and communications firms. However, due to the increasing media attention focused on the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for Arc's services and products and increase the Company's cost of doing business or cause Arc to modify its operations, or otherwise have an adverse effect on Arc's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws such as property ownership, libel and personal privacy is uncertain. Arc cannot predict the impact, if any, that future regulation or regulatory changes may have on its business. In addition, Web site developers such as Arc face potential liability for the actions of clients and others using their services, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. Although Arc maintains $2,000,000 of general liability insurance, and a $2,000,000 umbrella policy, any imposition of liability in excess of such policies limits or if not covered by such policies could have a material adverse effect on Arc.

g.   COMPETITION

     The markets for Arc's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. Arc expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into Arc's business. Arc faces competition from a number of sources, including potential customers that perform interactive marketing and communications services and Web site development services in-house. These sources also include other Web site service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies such as Microsoft Corporation and Adobe Systems Incorporated, established online service companies, advertising agencies, internet-services and access providers as well as specialized and integrated marketing communication firms. Many of Arc's competitors or potential competitors have longer operating histories, more substantial customer relationships and significantly greater financial, managerial, technological, sales, marketing and other resources than the Company. Arc also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that Arc will be able to compete and its inability to do so would have a material adverse impact on Arc's business, financial condition and operating results. Also, for the year ended December 31, 1999, two customers accounted for 34% of sales.

h.   EMPLOYEES

     At December 31, 1999, Arc had 27 employees, of which all are full-time employees. Full-time employees include 9 in strategic planning, executive management, business development; 5 account managers; 5 creative and production personnel; and 3 programmers, in addition to 5 administrative staff.

Item 2. Description of Property

     The Company maintains its sole corporate offices at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724 (the "Office"). The Office is comprised of 7,209 square feet and is presently in the third year of a five year lease at a monthly rent of $9,011.25 (the "Lease"). Pursuant to the terms of the Lease, the Company has the option to renew such lease for an additional period of five years commencing at the end of the Lease's initial term (December 31, 2001).

Item 3. Legal Proceedings

     No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the fourth quarter of the 1999 Fiscal Year.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

     MARKET. Since October 21, 1996, the Company's Common Stock has traded on the "OTC-Bulletin BoardThe Common Stock is presently trading under the symbol "ACOC".

     Since December 30, 1998, shares of the Company's Class A Preferred Stock has traded on the "OTC-Bulletin Board," maintained by the National Association of Securities Dealers, Inc. The Class A Preferred Stock is presently trading under the symbol "ACOCP".

     The Following table sets forth the range of high and low bid quotations for the Company's Common Stock and Class A Preferred Stock during each calendar quarter since they began trading, each of which has been rounded to the nearest whole cent.


--------------------------------------------------------------

SYMBOL            TIME PERIOD                          LOW BID          HIGH BID

ACOC              January 1 - March 31, 1998           3                7 1/8
                  April 1 - June 30, 1998              1 3/4            4 1/2
                  July 1 - September 30, 1998          1/4              1 5/16
                  October 1 - December 31, 1998        1/8              1 1/8
                  January 1 - March 31, 1999           1/8              7/8
                  April 1- June 30, 1999               3/16             9/16
                  July 1 - September 30, 1999          1/8              9/16
                  October 1 - December 31, 1999        3/16             5/8
                  January 1 - March 17, 2000           3/16             2 1/2


ACOCP             January 1 - March 31, 1999           1/8              1 5/8
                  March 31 - June 30, 1999             3/4              1 5/16
                  July 1 - September 30, 1999          1/4              3/4
                  October 1 - December 31, 1999        3/16             3/8
                  January 1 - March 17, 2000           3/16             7/8

     The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On July 1, 1999 the Company's Common Stock and Class A Preferred Stock were delisted from the OTC-Bulletin Board due to the Company's failure to comply with NASDAQ's recently adopted listing requirements. The Company's Common Stock and Class A Preferred Stock returned to the OTC-Bulletin Board on November 30, 1999.

     OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD. As of December 31, 1999, 13,703,132 shares of Common Stock issued and outstanding which were held of record by 135 persons. As of December 31, 1999, 720,000 shares of preferred stock issued and outstanding which were held of record by 11 persons.

     DIVIDENDS. Since its inception, the Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A
Preferred Stock: 9% Cumulative, Convertible, Redeemable Preferred Stock. As of December 31, 1999 accrued but unpaid preferred stock dividends aggregated $14,000.00. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

     RECENT SALES OF UNREGISTERED SECURITIES. From December 1996 through March 1997, the Company conducted a private placement offering of securities whereby the Company issued a total of 495,000 shares of Common Stock and received net proceeds of $430,823 after the deduction of expenses amounting to $64,177 (the "First Offering"). Such offering was exempted from registration pursuant to
Section 4(2) of the Securities Act. The First Offering's expenses consisted of a 10% consulting fee, legal, printing and accounting fees and other miscellaneous expenses. The entire First Offering was sold to one entity, Ainsley Engineering, who was not a 10% shareholder of the Company.

     During October 1997, the Company completed a second private placement offering of securities whereby the Company issued a total of 300,000 shares of Common Stock and received net proceeds of $261,071 after the deduction of expenses amounting to $38,929 (the "Second Offering"). Such offering was exempted from registration pursuant to Section 4(2) of the Securities Act. The Second Offering's expenses consisted of a 10% consulting fee, legal fees and printing and registration expenses. The entire Second Offering was sold to one entity, Maslen International, who was not a 10% shareholder of the Company.

     From July 1998 though December 1998, the Company conducted an offering for a total of 700,000 shares of its Class A Preferred Stock in exchange for $140,000 in cash and subscriptions receivable (the "Preferred Offering"). Such offering was exempted from registration under Section 4(2) of the Securities Act. Subsequently, 30,000 shares were cancelled resulting in a reduction of gross proceeds to $134,000. The Company received net proceeds from the Preferred Offering of $112,149 after the deduction of expenses amounting to $25,851. Those expenses consisted of a 10% consulting fee, printing and accounting fees and other miscellaneous expenses. Additionally, the Company issued 50,000 shares of preferred stock as payment for certain offering cost. Such offering was not underwritten and no officers, directors or 10% shareholders of the Company were subscribers.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Years Ended December 31, 1999 and December 31, 1998

     Arc's net sales for the years ended December 31, 1999 and 1998 were $3,629,000 and $2,868,000 respectively, an increase of 27 percent. In Arc's multi-media segment, sales for the years ended December 31, 1999 and 1998 were $2,975,000 and $2,567,000 respectively, an increase of 16 percent. In its continuing education segment, sales for the years ended December 31, 1999 and 1998 were $654,000 and $301,000 respectively, an increase of 117 percent.

     Revenue growth was driven by an expanding revenue base in Arc's core business of Internet site development, interactive multi-media development, and new capability of delivering live educational seminars through its continuing professional education company, Arc Educators.

     The increase in the multi-media segment is a result of (1) web site development revenue increasing $343,000 (or 394%) as a result of Arc's expansion into the burgeoning area of business-to-business e-commerce, (2) full interactive multimedia development increased $287,000 (or 92%) due to Arc's expansion into high-level corporate training and (3) these gains were partially offset by the anticipated decline in professional services revenue of $222,000 (or 45%).

     The increase in revenue for continuing professional education, is primarily due to the new capability of delivering live educational seminars through its distance learning company.

     Operating costs for the years ended December 31, 1999 and 1998 were $580,000 and $640,000 respectively. The decrease is due to the reduction in the amount of outside labor and the decrease in outside printing costs.

     Selling, general and administrative expenses for the years ended December 31, 1999 and December 31, 1998 were $2,765,000 and $2,576,000 respectively.
Selling, general and administrative expenses for 1999 increased at the low rate of 7 percent. The increase is primarily due to an increase in salaries.

     Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $144,000 and $169,000 respectively. The decrease is due to the fact that the fiscal year ending December 31, 1998 included impairment charges relating to certain capitalized web site development costs.

     Net income (loss) for the years ended December 31, 1999 and December 31, 1998 amounted to $112,000 and ($537,000) respectively. The primary factor for the profitability in 1999 was the ability for sales growth with minimal increase in costs and expenses. Earnings per share for 1999 were $0.01, an increase over 1998's per share loss of $0.04.

Liquidity and Capital Resources

     Cash flow generated by operations for the year ended December 31, 1999 was $185,000. Positive cash flow from operating activities for the year ended December 31, 1999 was achieved, due to the significant increases in revenue. The Company believes that its present clients will generate sufficient revenue to maintain an appropriate level of liquidity for the near term.

     The Company maintains a line of credit of $750,000. As of December 31, 1999, $306,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital. Although the company believes that the amount available under the line of credit is sufficient for its short term requirements, the Company expects that the line of credit might be increased for its long term financing needs. Management intends to obtain term financing in addition to its line of credit.

     Cash flow from investing activities were negative for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 1999 was $101,000 and was for capital expenditures. Financing cash flows were provided by utilization of an additional $44,000 of the $750,000 line of credit.

Item 7.   Financial Statements

Please see the attached consolidated financial statements.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On July 15, 1999, Beck, Weiss & Company, the Company's independent auditor for the previous two fiscal years, resigned in that capacity as a result of the Company's newly reporting status and such auditor's limited experience in matters governing compliance with the federal and state securities laws. On that same date, Beck, Weiss & Company accepted the position of the Company's principal accountant.

     On July 15, 1999, the Registrant's Board of Directors approved the engagement of Richard A. Eisner & Company, LLP to serve as independent auditors for the fiscal year ending December 31, 1999.

     During fiscal years 1998 and 1997, respectively, there were no disagreements with Beck, Weiss & Company on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


Name                   Age       Position

Steven H. Meyer        37        Chief Executive Officer, President and Director

Michael Rubel          45        Chief Operating Officer

Kenneth P. Meyer       40        Vice President Creative Manager and Director

Ethel Kaplan           67        Secretary and Director

John Lisovitch         52        Vice President Information Technology Services

     The Board of Directors of the Company consists of three persons. Directors serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. None of the Directors of the Company hold directorships in any other public companies.

     STEVEN H. MEYER has served as the Company's Chief Executive Officer and President since its inception. From 1987 to 1992, Mr. Meyer founded and was employed by Slide Effects, Inc. Mr. Meyer received a Bachelor of Fine Arts degree from Syracuse University in 1983. Mr. Meyer is the brother of Kenneth Meyer who is also an officer and director of the Company.

     MICHAEL RUBEL has served as the Company's Chief Operating Officer since July of 1998. Mr. Rubel was the co-founder and eventually President and Chief Executive Officer of CMP

Advertising ("CMP") from 1976 to 1992. He then formed The Navesink River Group which merged with the Company. Mr. Rubel received a Bachelor of Science degree in accounting from Fairleigh Dickenson University in 1975.

     KENNETH  P.  MEYER has  served as the  Company's  Vice  President  Creative
Manager and Director since 1993. Mr. Meyer was a Vice President of Slide Effects, Inc. from 1989 to 1993. Mr. Meyer attended the University of Florida from 1976 to 1982 majoring in Fine Arts. Mr. Meyer is the brother of Steven Meyer who is also an officer and director of the Company.

     ETHEL KAPLAN has served as the Company's Secretary and Director since 1993. Ms. Kaplan was the founder and President of Arc Technologies, Inc. ("Arc Technologies") from 1989 to 1993. Ms. Kaplan attended Syracuse University and Alfred University.

     JOHN LISOVITCH has served as the Company's Vice President of Information Technology since 1997. Mr. Lisovitch was employed by CMP from 1988 to 1992. He joined with Mr. Rubel to form The Navesink River Group which merged with the Company. Mr. Lisovitch received a degree from Pennsylvania State University with a Bachelor of Arts degree in Advertising and Journalism in 1968.

Item 10.  Executive Compensation


                                           SUMMARY COMPENSATION TABLE


                                               Annual Compensation                            Long Term Compensation
                                               -------------------                         -----------------------------

                                                                         Other Annual
                                                                         Compensa-         Securities
                                                                         tion ($)          Underlying       All Other
Name                       Year                Salary ($)    Bonus                         Options          Compensation
---------------            ----                ----------     ----       ------------      ----------       ------------
Steven H. Meyer            1999                  97,308       none           3,149          75,000(1)           none

                           1998                  88,093       none           3,103                              none

                           1997                  86,648       none            none                none          none



Michael Rubel              1999                 125,000       none            none         150,000(2)           none

                           1998                 139,031       none            none         150,000(2)           none


Kenneth P. Meyer           1999                  97,308       none           6,204          75,000(1)           none

                           1998                  88,093       none           6,150                              none

                           1997                  83,090       none


Ethel Kaplan               1999                  97,308       none           5,442         150,000(1)           none

                           1998                  88,093       none           5,363                              none

                           1997                  86,648

John Lisovitch             1999                 124,000       none            none         150,000(1)           none

                           1998                 138,031       none            none                              none


(1)  25% of these options vested as of December 31, 1999.

(2) Mr. Rubel holds options to purchase 300,000 shares of the Company's Common Stock pursuant to his employee Stock Option Agreement. Of those 300,000 options, 102,500 have vested.

Compensation Pursuant To Plans

     Total cash compensation paid to all executive officers as a group for services provided to Arc and its subsidiaries in all capacities during the fiscal year ended December 31, 1999 aggregated $555,719. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.

OPTIONS OF MANAGEMENT

     Individual Grants



                      Number of
                      Securities      Employees in               Total Options
                      Underlying      Fiscal Year in             which have
                      Options         which Options    Exercise  vested as of    Expiration
 Name                 Granted         were Granted     Price     12/31/99        Date
-------------------------------------------------------------------------------------------
Steven H. Meyer        75,000          9.43%           $ 0.50                    2003

Michael Rubel         150,000         18.86%           $ 0.50                    2003

Kenneth P. Meyer       75,000          9.43%           $ 0.50                    2003

Ethel Kaplan          150,000         18.86%           $ 0.50                    2003

John Lisovitch        150,000         18.86%           $ 0.50                    2003



Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

     The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company as of March 17, 2000. At such date there were 13,703,132 shares of common stock (the "Common Stock") and 720,000 shares of preferred stock, respectively, issued and outstanding. Unless specifically indicated otherwise, all such ownership interests are direct.

                     Name and Address
Title of Class       of Beneficial Owner                      Amount                 Percent of Class

Common Stock
                     Ethel Kaplan (1)(2)(12)                   4,624,270              33.6%
                     6 Edwards Point Road
                     Rumson, New Jersey 07760

                     Steven H. Meyer(3)(7)(9)                  2,349,520              17.1%
                     7 Emma Drive
                     Wayside, New Jersey 07712

                     Kenneth P. Meyer(4)(8)(9)                 2,348,187              17.1%
                     7 Wemrock Drive
                     Wayside, New Jersey 07712 2563

                     Michael Rubel(5)(10)                        250,000               1.80%
                     6 Almark Terrace
                     Wayside, New Jersey 07712

                     John Lisovitch(6)(11)                       125,000                .91%
                     75 White Pine Road
                     Columbus, New Jersey 08022
                                                              ----------             -----

                     TOTAL                                     9,696,977              68.9%


(1) Does not include 90,000 shares held by three trusts to which Ms. Kaplan as custodian under the uniform gift to minors act.

(2)  Ethel Kaplan is a Director and Secretary of the Company.

(3) Steven Meyer is a Director, the Chief Executive Officer and the President of the Company.

(4) Kenneth Meyer is a Director and the Vice President Creative Manager of the Company.

(5)  Michael Rubel is the Company's Chief Operating Officer.

(6)  John Lisovitch is the Information Technology Vice President.

(7) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 37,500 shares are currently vested.

(8) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 37,500 shares are currently vested.

(9)  Kenneth Meyer and Steven Meyer are brothers.

(10) Includes the option to purchase 300,000 shares of the Company's Common Stock pursuant to Mr. Rubel's Stock Option Agreement,150,000shares are currently vested.

(11) Includes the option to purchase 150,000 shares of the Company's Common Stock pursuant to Mr. Lisovitch's Stock Option Agreement, 75,000 shares are currently vested.

(12) Includes the option to purchase 150,000 shares of the Company's Common Stock pursuant to Ms. Kaplan's Stock Option Agreement, 75,000 shares are currently vested.

SHAREHOLDERS AGREEMENT

     On August 22, 1994, Steven H. Meyer,  Kenneth P. Meyer, Ethel Kaplan, Peter
C. Cosmas (collectively, the "Shareholders" for the purposes of this section) and Arc Slide Technologies Ltd. ("ASTL") entered into a shareholders agreement whereby the Shareholders agreed to restrict the transfer of their shares of ASTL for the term of such agreement (the "Shareholders Agreement"). In 1997 the shareholders received one share of ASTL for every share of Arc. ASTL subsequently changed its name to Arc Communications Inc. Thus, the Shareholders Agreement restricts all transfers of the Shareholders' Arc's shares with the exception of transfers of their respective shares to their immediate family members. Although the Shareholders Agreement has been amended numerous times and Mr. Cosman is no longer a party to such agreement, such agreement remains in effect between Steven H. Meyer, Kenneth P. Meyer and Ethel Kaplan.

     Mr. Cosmas is a former director of the Company.

Item 12.  Certain Relationships and Related Transactions

     The Company was not during the last two years and is not presently a party to any transaction exceeding $60,000 with any of the following persons: (i) any director or executive officer of the Company; (ii) any nominee for election as a director; (iii) any holder of 5% or more of any class of the Company's voting securities; and (iv) any member of the immediate family of any person in
(i),(ii) or (iii) above.

Item 13.  Exhibit and Reports on Form 8-K

(a)  Index to Exhibits

3.1 Certificate of Incorporation of Arc Slide Technologies Ltd., dated October 21, 1992.(1)

3.2 Certificate of Amendment to the Certificate of Incorporation of Arc Slide Technologies Ltd., dated August 1, 1994.(1)

3.3       By-laws of Arc Slide Technologies Ltd., adopted August 1, 1994.(1)

3.4 Certificate of Amendment to the Certificate of Incorporation of Arc Slide Technologies Ltd., dated October 13, 1997, changing the name of the corporation to Arc Communication, Inc., and increasing the authorized common stock to 50,000,000 shares.(1)

3.5 Letter from the Florida Department of State indicating that the Articles of Merger were filed on November 19, 1997.(1)

3.6 Articles of Merger of Arc Communications Inc., a Florida corporation, into its wholly-owned subsidiary Arc Communications, Inc., a New Jersey corporation dated November 21, 1997.(1)

3.7       Certificate  of  Merger  of  Navesink  River  Group  Inc.,   into  Arc
          Communications Inc., dated December 19, 1997.(1)

3.8 Plan of Merger of Navesink River Group Inc., into Arc Communications Inc., dated December 19, 1997.(1)

3.9 Unanimous Consent of Directors in Lieu of Special meeting of directors of ARC Communications dated July 14, 1998.(1)

3.10 Certificate of Amendment to the Certificate of Incorporation of Arc Communications Inc., dated August 31, 1998.(1)

3.11 Certificate of Amendment to the Certificate of Incorporation by the Board of Directors of Arc Communications Inc. dated September 1, 1998.(1)

3.12      Class A Preferred Stock Provisions dated September 15, 1998.(1)

9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994.(1)

10.1      $750,000  Promissory  Note  with  Sovereign  Bank,  dated  August  27,
          1998.(1)

10.2 The September 24, 1996 lease between Arc Slide Technologies, Inc. and Robert F. Reynolds and Pauline Reynolds for the property located at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.(1)

10.3 Consultation agreement between Wall Street Advancement, Inc. and Arc Communications Inc., dated March 8, 1999.(1)

21.1      Arc Communications Inc.'s Subsidiaries

27.1      Financial Data Schedule

(1) Filed as the same encumbered exhibit to a Registration Statement (File No. 0-26213) filed on October 5, 1999.

                                   SIGNATURES


In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                               Arc Communications Inc.



                                                    By:  /s/ Michael Rubel
                                                         -----------------
                                                         Michael Rubel
                                                         Chief Operating Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


/s/   Steven H. Meyer
------------------------------------
name: Steven H. Meyer
      CEO, President and Director



/s/   Michael Rubel
------------------------------------
name: Michael Rubel
      Chief Operating Officer



/s/ Kenneth P. Meyer
------------------------------------
name: Kenneth P. Meyer
      Vice President and Director



/s/ Ethel Kaplan
------------------------------------
name: Ethel Kaplan
      Secretary and Director

                         REPORT OF INDEPENDENT AUDITORS

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 and 1998

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----
Consolidated Financial Statements

   Independent auditors' reports                                             F-2

   Balance sheet as of December 31, 1999                                     F-4

   Statements of operations for the years ended
      December 31 1999 and 1998                                              F-5

   Statements of changes in stockholder's equity
      for the years ended December 31, 1999 and 1998                         F-6

   Statements of cash flows for the years ended
      December 31, 1999 and 1998                                             F-7

   Notes to financial statements                                             F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Arc Communications, Inc.
Tinton Falls, New Jersey


We have audited the accompanying consolidated balance sheet of Arc Communications, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arc Communications Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP


Florham Park, New Jersey
February 10, 2000

To the Board of Directors and Stockholders of Arc Communications, Inc.

We have audited the accompanying statement of operations, stockholders' equity and cash flows of Arc Communications, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts or disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Arc Communications, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                      BECK, WEISS & COMPANY


Edison, New Jersey
February 19, 1999

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
   Cash and cash equivalents                                                                      $   352,000
   Accounts receivable - net                                                                          724,000
   Inventory                                                                                           10,000
   Prepaid expenses and other current assets                                                            8,000
                                                                                                  -----------

      Total current assets                                                                          1,094,000
                                                                                                  -----------

Property and equipment, net                                                                           363,000
                                                                                                  -----------

Other assets:
   Goodwill - net                                                                                      77,000
   Security deposits                                                                                    8,000
   Due from employees                                                                                  28,000
                                                                                                  -----------

      Total other assets                                                                              113,000
                                                                                                  -----------

                                                                                                  $ 1,570,000
                                                                                                  ===========
LIABILITIES
Current liabilities:
   Advances under line of credit                                                                  $   444,000
   Accounts payable and accrued expenses                                                              315,000
   Deferred revenue                                                                                    21,000
                                                                                                  -----------

      Total current liabilities                                                                       780,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 9% cumulative, stated value $.20; 5,000,000 shares authorized; 720,000
   shares issued and outstanding (at liquidating value)                                               144,000
Common stock, no par value, stated value $.001; 45,000,000 shares authorized;
   13,703,132 shares issued and outstanding                                                            14,000
Additional paid-in capital                                                                          1,375,000
Accumulated deficit                                                                                  (743,000)
                                                                                                  -----------

      Total stockholders' equity                                                                      790,000
                                                                                                  -----------

                                                                                                  $ 1,570,000
                                                                                                  ===========


See notes to financial statements                                            F-3

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES


Consolidated Statements of Operations

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                  1999                1998
                                                               -----------        -----------
Net sales                                                      $ 3,629,000        $ 2,868,000
                                                               -----------        -----------

Costs and expenses:
   Operating costs                                                 580,000            640,000
   Selling, general and administrative                           2,765,000          2,576,000
   Depreciation and amortization                                   144,000            169,000
                                                               -----------        -----------

      Total costs and expenses                                   3,489,000          3,385,000
                                                               -----------        -----------

Other income (expense):
   Interest income                                                  14,000              9,000
   Interest expense                                                (42,000)           (29,000)
                                                               -----------        -----------

      Total other expense                                          (28,000)           (20,000)
                                                               -----------        -----------

Net income (loss)                                              $   112,000        $  (537,000)
                                                               ===========        ===========

Basic and diluted income (loss) per share                      $      0.01        $     (0.04)
                                                               ===========        ===========


See notes to financial statements                                            F-4

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder's Equity

                                          Preferred Stock            Common Stock
                                       ---------------------   ------------------------                                    Total
                                       Shares                     Shares                   Additional    Accumulated   Stockholders'
                                       Issued       Amount        Issued        Amount  Paid-in Capital     Deficit       Equity
                                       -------   -----------   -----------    --------- ---------------  -----------   -------------
Balance, December 31, 1997                                      13,538,132    $  14,000   $ 1,212,000    $  (318,000)   $ 908,000
Issuance of preferred stock            750,000   $   150,000                                  (32,000)                    118,000
Issuance of common stock for
   professional services                                            12,500                      6,000                       6,000
Issuance of common stock for
   purchase of 10% minority
   interest in a subsidiary                                         15,000                     11,000                      11,000
Issuance of common stock                                            25,000                     (5,000)                     (5,000)
Conversion of loan from stockholder
   to common stock                                                 160,000                    160,000                     160,000

Net loss                                                                                                    (537,000)    (537,000)
                                      --------   -----------   -----------    ---------   -----------    -----------    ---------

Balance, December 31, 1998             750,000       150,000    13,750,632       14,000     1,352,000       (855,000)     661,000
                                      --------   -----------   -----------    ---------   -----------    -----------    ---------

Issuance of common stock and options
   services rendered                                                 2,500                     23,000                      23,000
Cancellation of preferred stock        (30,000)       (6,000)                                                              (6,000)
Cancellation of common stock
   subject to an escrow agreement                                  (50,000)
Net income                                                                                                   112,000      112,000
                                      --------   -----------   -----------    ---------   -----------    -----------    ---------

Balance, December 31, 1999             720,000   $   144,000    13,703,132    $  14,000   $ 1,375,000    $  (743,000)   $ 790,000
                                      ========   ===========   ===========    =========   ===========    ===========    =========



See notes to financial statements                                            F-5

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES


Consolidated Statements of Cash Flows

                                                                               Year Ended December 31,
                                                                              -------------------------
                                                                                1999            1998
                                                                              ---------       ---------
Cash flows from operating activities:
Net income (loss)                                                             $ 112,000       $(537,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                           144,000         169,000
        Provision for uncollectible accounts                                     73,000          45,000
        Issuance of options for professional services                            23,000
        Issuance of common stock for professional services                                        6,000
        Changes in :
           Accounts receivable                                                 (261,000)       (163,000)
           Inventory                                                              5,000          (2,000)
           Prepaid expenses and other current assets                              3,000          26,000
           Security deposits                                                      1,000           4,000
           Due from employees                                                    (8,000)         (1,000)
           Accounts payable and accrued expenses                                 72,000        (135,000)
           Deferred revenue                                                      21,000          (1,000)
                                                                              ---------       ---------

              Net cash provided by (used in) operating activities               185,000        (589,000)
                                                                              ---------       ---------

Cash flows from investing activities:
   Expenditures for property and equipment                                     (101,000)        (58,000)
   Cash surrender value - officers' life insurance                                                1,000
                                                                              ---------       ---------

              Net cash used in investing activities                            (101,000)        (57,000)
                                                                              ---------       ---------

Cash flows from financing activities:
   Proceeds from line of credit                                                  44,000         349,000
   Repayment of capital lease obligations                                                       (20,000)
   Net proceeds from sale of common stock                                                       113,000
                                                                              ---------       ---------

              Net cash provided by financing activities                          44,000         442,000
                                                                              ---------       ---------

Net increase (decrease) in cash and cash equivalents                            128,000        (204,000)
Cash and cash equivalents - beginning of year                                   224,000         428,000
                                                                              ---------       ---------

Cash and cash equivalents - end of year                                       $ 352,000       $ 224,000
                                                                              =========       =========

Supplemental disclosures of cash flow information:
   Interest                                                                   $  43,000       $  29,000


See notes to financial statements                                            F-6

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


NOTE A - ORGANIZATION AND DESCRIPTIONS OF BUSINESS

Arc Communications, Inc. (the "Company") is a full-service marketing consulting and New Media design firm specializing in sports marketing, technology and the pharmaceutical industry. Services include marketing, consulting, website development, electronic commerce, interactive multi-media, graphics design and imaging.

The Company, through its subsidiaries, electronically publishes interactive educational and reference material for the medical and dental professions, provides on-line continuing professional education to the medical, dental and funeral director's professions and provides on-line personal medical information.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and all of its subsidiaries after elimination of all significant intercompany accounts and transactions. On February 25, 1998, the Company acquired the remaining 10% minority interest of a previously 90% owned subsidiary by issuing 15,000 shares of the Company's common stock with a fair value of $11,000.

[2]  Cash and cash equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

     The Company  maintains  cash  balances in various  financial  institutions.
     Management   periodically   evaluates   the  credit   worthiness   of  such
     institutions.

[3]  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4]  Allowance for doubtful accounts:

     The Company establishes an allowance for uncollectible trade accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts is $57,000 as of December 31, 1999.

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[5]  Per share information:

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing income available to common stockholders by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the excess of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period. The weighted average number of common shares outstanding for the year ended December 31, 1999 and 1998 aggregated 13,739,000 and 13,574,000, respectively.

[6]  Inventory:

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

[7]  Property and equipment:

     Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5 years.

[8]  Goodwill:

     Goodwill resulting from an acquisition accounted for as a purchase is being amortized on a straight-line basis over ten years. The carrying value of goodwill is analyzed quarterly by the Company based upon the expected cash flows of the acquired enterprise. Amortization expense amounted to $10,000 for each of the years ended December 31, 1999 and 1998.

[9]  Revenue recognition:

     The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion.

[10] Stock-based compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

[11] Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. During 1999 and 1998, the Company recorded advertising expense of $33,000 and $65,000, respectively.

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1999 consists of:

          Equipment and furniture                      $    868,000
          Leasehold improvements                             88,000
                                                       ------------
                                                            956,000
          Accumulated depreciation                          593,000
                                                       ------------

          Property and equipment, net                  $    363,000
                                                       ============


Depreciation expense included in selling, general and administrative expense aggregated $134,000 and $159,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE D - ADVANCES UNDER LINE OF CREDIT

Advances under a $750,000 line of credit bear interest at the bank's prime rate plus 1.5% (10% as of December 31, 1999) and are collateralized by the Company's accounts receivable. The line of credit is due on demand.

NOTE E - INCOME TAXES

The significant components of the Company's deferred tax asset and liability as of December 31, 1999 are as follows:

          Deferred income tax asset:
           Net operating losses carry forwards         $    476,000

          Deferred income tax liability:
             Accrual to cash adjustment                    (172,000)
                                                       ------------
          Deferred tax asset                                304,000
                                                       ------------
          Valuation allowance                              (304,000)
                                                       ------------

          Net deferred tax asset                        $         0
                                                        ===========

The significant components of the provision for income taxes for the years ended December 31, 1999 and 1998 are as follows:

                                                  1999         1998
                                               ---------    ---------
          Deferred:
             Federal                           $(119,000)   $ (18,000)
             State                               (35,000)     (11,000)
             Change in valuation allowance       154,000       29,000
                                               ---------    ---------

                Total deferred income taxes    $       0    $       0
                                               =========    =========

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


NOTE E - INCOME TAXES (CONTINUED)

As of December 31, 1999, the Company has net operating loss carryforwards of approximately $1,227,000 for federal income tax purposes, which expire through 2019.

The difference between the statutory federal income tax rate on the Company's pre-tax income (loss) and the Company's effective income tax rate is summarized as follows:

                                                      1999       1998
                                                     ------     ------

          Statutory federal income tax rate            34.0%      15.0%
          State income tax, net of federal benefit                 9.0
          Prior year overaccrual                       90.6
          Change in tax rate                           21.4
          Increase (decrease) in valuation
             allowance                               (142.8)     (24.0)
          Other                                        (3.2)
                                                     ------     ------



          Effective income tax rate                       0%         0%
                                                     ======     ======


NOTE F - RELATED PARTY TRANSACTION

Legal   fees   paid   to   corporate   counsel,   with   which   the  son  of  a
director/shareholder is affiliated, were $37,000 and $52,000 for 1999 and 1998, respectively.


NOTE G - STOCKHOLDERS' EQUITY

[1]  Common stock:

     In connection with the Company's 1997 acquisition of a subsidiary, 50,000 shares were issued subject to an escrow agreement whereby, if a certain performance benchmark was met on or before October 31, 1999, the shares would be released. The benchmark was not met and the shares were cancelled in 1999.

[2]  Preferred stock:

     On August 31, 1998, the Company issued 720,000 shares of preferred stock in a private placement offering and received net proceeds of $118,000. Accrued dividends as of December 31, 1999 aggregated $17,000.

     During 1999, 30,000 shares of preferred stock and related subscription receivable were canceled.

[3]  Stock options:

     The Company has a stock option plan under which 1,500,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 4 years.

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998

     The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's proforma net income and net income per share for 1999 would have been approximately $90,000 and $.01, respectively. The weighted average fair value of the options granted during 1999 were $.20 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 486%, expected life 4 years, risk free interest rate of approximately 5.3%.

The following table summarizes stock options transactions under the plan:


                                                               Year Ended December 31,
                                               ----------------------------------------------------
                                                          1999                        1998
                                               ------------------------       ---------------------
                                                               Weighted                    Weighted
                                                               Average                      Average
                                                               Exercise                    Exercise
                                                Shares          Price          Shares        Price
                                               ---------       --------       --------     --------
Options:
   Granted and outstanding at beginning
     of year                                     460,000        $0.50          450,000       $1.50
   Granted                                       640,000         0.50          530,000        0.63
   Cancelled                                                                  (520,000)       1.50
                                               ---------                      --------

   Outstanding at end of year                  1,100,000        $0.50          460,000       $ .50
                                               =========                      ========


On November 15, 1998, the Company repriced all outstanding options to the then current market value of $0.50 per share.

The following table summarizes information about stock options outstanding for which the Company has an obligation to issue shares of common stock as of December 31, 1999:

                                            Options Outstanding                   Options Exercisable
                              -------------------------------------------     -------------------------
                                 Number          Weighted        Weighted         Number       Weighted
         Range of             Outstanding        Average         Average       Exercisable     Average
         Exercise                as of          Remaining        Exercise         as of        Exercise
          Prices                12/31/99     Life (in Years)      Price         12/31/99        Price
         --------             -----------    ---------------     --------      -----------     --------
          $0.50                1,100,000           3.01           $0.50          390,000        $0.50



In March 1999, the Company entered into a two year consulting agreement with a public relations company. Under the terms of the agreement, the Company issued 225,000 options exercisable at $1.00 per share with an estimated fair value of the date of grant of $56,000. During the year ended December 31, 1999, the Company recognized an expense of $23,000.

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999 and 1998


NOTE H - COMMITMENTS

The Company leases office space and equipment under operating leases with an initial or remaining term in excess of one year, expiring through 2003. As of December 31, 1999, minimum aggregate rentals are as follows:

         Year Ending
         December 31,
         ------------
             2000                  $  153,000
             2001                     128,000
             2002                      31,000
             2003                      23,000
                                   ----------

                                   $  335,000
                                   ==========

Total rent expense for the years ended December 31, 1999 and 1998 aggregated $167,000 and $140,000, respectively.

NOTE I - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 1999, two customers accounted for 34% of sales. One of these customers accounted for 38% of sales for the year ended December 31, 1998. The aggregate accounts receivable balances as of December 31, 1999 for these customers were $212,000.

NOTE J - SEGMENT INFORMATION

The Company has two reportable segments; multi-media and continuing professional education. The multi-media products business is comprised of interactive multi-media programs, printing and internet site development. The continuing professional education business (CPE) is comprised of the traditional hard copy examinations and examinations taken on the internet.

                                                               1999                   1998
                                                           -----------            -----------
          Revenues
             Multi-media                                   $ 2,975,000            $ 2,567,000
             Continuing professional education                 654,000                301,000
                                                           -----------            -----------

                Total consolidated revenues                $ 3,629,000            $ 2,868,000
                                                           ===========            ===========

          Net income (loss)
             Multi-media                                   $   226,000            $  (400,000)
             Continuing professional education                (114,000)              (137,000)
                                                           -----------            -----------

                Total consolidated net income (loss)       $   112,000            $  (537,000)
                                                           ===========            ===========

          Assets
             Multi-media                                   $ 1,402,000            $ 1,169,000
             Continuing professional education                 168,000                136,000
                                                           -----------            -----------

                Total consolidated assets                  $ 1,570,000            $ 1,305,000
                                                           ===========            ===========