Form 10QSB
period 2000-03-31
ARC COMMUNICATIONS INC
filed 2000-05-15
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

                          Commission File No. 000-26213

                             ARC COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)

    A New Jersey Corporation                                  22-3201557
 (State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                                 Identification No.)

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724
                    (Address of principal executive offices)

                    Issuer's telephone number: (732) 219-1766

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes _X_  No ___

     The number of shares outstanding of the Issuer's common stock as of May 10, 2000 was 13,703,132.

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of March 31, 2000 .......   3

         b)      Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2000 and 1999 ...................   4

         c)      Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2000 and 1999 .............   5

         d)      Notes to Consolidated Financial Statements ............. 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations ..............................  8-10

PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K .......................  11

         a)       Exhibits ..............................................  11

         b)       Reports on Form 8-K ...................................  11

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                      ASSETS                                Three Months Ended
                                                                                 March 31,
                                                                                   2000
                                                                                 ----------
CURRENT ASSETS
      Cash and Cash Equivalents                                                  $  431,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $57,000 and $65,000 respectively                                       841,000
      Inventory                                                                      10,000
      Prepaid Expenses and Other Receivables                                         49,000
      Costs in Excess of Billings                                                    22,000
                                                                                 ----------
          Total Current Assets                                                    1,353,000
                                                                                 ----------

PROPERTY AND EQUIPMENT-NET                                                          355,000

OTHER ASSETS
      Goodwill-Net                                                                   74,000
      Security Deposits                                                               8,000
      Due from Related Party                                                         28,000
                                                                                 ----------

          Total Other Assets                                                        111,000
                                                                                 ----------

TOTAL ASSETS                                                                     $1,819,000
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                             $  444,000
      Accounts Payable and Accrued Expenses                                         365,000
                                                                                 ----------
          Total Current Liabilities                                                 809,000
                                                                                 ----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2000                             144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
          and Outstanding 13,703,132 in 2000                                         14,000
      Additional Paid in Capital                                                  1,409,000
      Retained Earnings (Accumulated Deficit)                                      (557,000)
                                                                                 ----------
STOCKHOLDERS' EQUITY                                                              1,010,000
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,819,000
                                                                                 ==========

                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES 3

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                               Three Months Ended       Three Months Ended
                                                    March 31,                March 31,
                                                      2000                     1999
                                                    ----------              ----------
NET SALES                                           $1,194,000              $  966,000

COSTS AND EXPENSES
      Operating Costs                                  151,000                  67,000
      Selling, General and Administrative              809,000                 614,000
      Depreciation and Amortization                     40,000                  36,000
                                                    ----------              ----------

          Total Costs and Expenses                   1,000,000                 717,000
                                                    ----------              ----------

OTHER INCOME (EXPENSES)
      Interest Income                                    4,000                   3,000
      Interest Expense                                 (12,000)                (12,000)
      Other Income                                           0                   2,000
                                                    ----------              ----------

          Total Other Expense                           (8,000)                 (7,000)
                                                    ----------              ----------

NET INCOME                                          $  186,000              $  242,000
                                                    ==========              ==========


INCOME PER COMMON SHARE                             $     0.01              $     0.02
                                                    ==========              ==========



See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                    Three Months Ended       Three Months Ended
                                                                         March 31,               March 31,
                                                                           2000                     1999
                                                                    -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income                                                           $186,000                $242,000
      Adjustments to Reconcile Net Income or Loss to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization                                  40,000                  36,000

      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                              (116,000)               (252,000)
          Prepaid Expenses                                                   (8,000)                  1,000
          Other Receivable                                                        0                   6,000
          Due from Related Party                                                  0                  (1,000)
          Accounts Payable and Accrued Expenses                              51,000                 (57,000)
          Capitalized Lease Obligations                                      (1,000)                 (1,000)
          Deferred Revenue                                                  (43,000)                      0
                                                                           --------                --------

              Total Adjustments                                             (77,000)               (268,000)
                                                                           --------                --------

              Net Cash Provided by (Used in) Operating Activities           109,000                 (26,000)
                                                                           --------                --------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                               (30,000)                (13,000)
                                                                           --------                --------

              Net Cash Used in Investing Activities                         (30,000)                (13,000)
                                                                           --------                --------


CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Notes Payable                                                 0                  40,000
                                                                           --------                --------

              Net Cash Provided by Financing Activities                           0                  40,000
                                                                           --------                --------

NET INCREASE IN CASH                                                         79,000                   1,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              352,000                 224,000
                                                                           --------                --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $431,000                $225,000
                                                                           ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                                 12,000                  12,000

See Notes to Consolidated Financial Statements.


                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2000


1.   Basis of Presentation

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's year end certified financial statement. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

     Amounts for the three months ended March 31, 1999 have been reclassified to conform with the March 31, 2000 presentation.

2.   Principles of Consolidations

     The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant intercompany accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

3.   Revenue Recognition

     The Company recognized revenue from sales at the date the product is shipped and as professional services are performed.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2000




4.    Segment Information

                                                   Three Months Ended   Three Months Ended
                                                        March 31,           March 31,
                                                          2000                1999
                                                       ----------          ----------
Revenue
    Multi-Media                                        $  970,000          $  893,000
    Continuing professional education                     224,000              73,000
                                                       ----------          ----------
         Total Consolidated Revenue                    $1,194,000          $  966,000
                                                       ----------          ----------

Net Income
    Multi-Media                                        $  239,000          $  279,000
    Continuing professional education                     (53,000)            (38,000)
                                                       ----------          ----------
         Total Consolidated Net Income                 $  186,000          $  241,000
                                                       ----------          ----------

Assets
    Multi-Media                                        $1,632,000          $1,425,000
    Continuing professional education                     187,000             103,000
                                                       ----------          ----------
         Total Consolidated Net Assets                 $1,819,000          $1,528,000
                                                       ----------          ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Arc Communications Inc. ("ARC" or the "Company") is a full-service marketing consulting and new media design firm specializing in sports marketing, technology and the pharmaceutical industry. Services include marketing, consulting, website development, electronic commerce, interactive multi-media, graphics design and imaging.

     Arc, through its subsidiaries, electronically publishes interactive educational and reference material for the medical and dental professions, provides on-line continuing professional education to the medical, dental and funeral director's professions and provides on-line personal medical information.

     Arc has organized these lines of businesses into two separate product groups, the multi-media group and continuing education group. These groups are supported by a common infrastructure. This organization structure allows Arc to develop and grow multiple revenue streams by utilizing the common infrastructure across the product lines it currently has, as well as cost-effectively compete in new and emerging markets.

Results of Operations

     Arc's net sales for the three months ended March 31, 2000 were $1,194,000, an increase of $228,000 or 23.6% over the $966,000 of net sales for the three months ended March 31, 1999. In Arc's multi-media segment, sales for the three months ended March 31, 2000 and March 31, 1999 were $970,000 and $893,000, respectively, an increase of 8.7 percent. In its continuing education segment, sales for the three months ended March 31, 2000 and March 31, 1999 were $224,000 and $73,000, respectively, an increase of 205 percent.

     Our revenue growth continues to be driven by an expanding revenue base in Arc's core businesses of internet site development, interactive multi-media development and a new capability to deliver live educational seminars through its continuing professional education company, Arc Mesa Educators.

     The increase in the multi-media segment is a result of (1) website development revenue increasing $121,000 or 463%, as a result of Arc's expansion into the burgeoning area of business-to- business e-commerce and (2) revenue from full interactive multi-media development increasing $124,000 or 20.3%, due to Arc's expansion into high-level corporate training. These gains were partially offset by the $167,000 decline in professional services which was anticipated.

     The increase in revenue for continuing professional education is primarily due to the new capability of delivering live educational seminars through its distance learning company. This segment also benefitted from increased sales of continuing professional education delivered through our website.

     Operating costs for the three months ended March 31, 2000 and March 31, 1999 were $151,000 and $67,000, respectively. The increase is due to the increase in costs relating to live educational seminars and outside vendor costs. Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $809,000, an increase of $195,000 or 31.7%, over the $614,000 of expenses for the three months ended March 31, 1999. This increase was primarily due to expenses incurred in the planned expansion to providing the live educational seminars. The increased expenses relating to the expansion plans included the costs of hiring several key personnel to support and develop this segment.

     Depreciation and amortization expenses for the three months ended March 31, 2000 and March 31, 1999 were $40,000 and $36,000, respectively, a modest increase of 10.2 percent. This increase is attributable to the purchase of new desktop computer systems in 1999.

     Net income for the three months ended March 31, 2000 of $186,000 represents a decrease of $56,000 from the net income of $242,000 reported for the three month period ended March 31, 1999. Despite an increase of $228,000 of net sales, the added expenses associated with the expansion to providing live educational seminars and, to a lesser degree, increases in certain general and administrative expenses, were the main factors in the reduction of earnings. We believe the increases are necessary, as we anticipate continued revenue growth through the second quarter. For the foregoing reasons, earnings per share were $0.01 compared to $0.02 for the same period in 1999.

Liquidity and Capital Resources

     Arc is currently financing its operations primarily through cash generated from operations. Cash flows from operations were $109,000 for the three months ended March 31, 2000 as compared to a reduction of cash from operations of $26,000 for the same period in 1999. The increase in 2000 was principally attributable to an accelerated rate of collection of receivables.

     Cash flows used in investing activities were $30,000 for the three months ended March 31, 2000 as compared to $13,000 for the same period in 1999. Cash used for investing activities during the current period were for capital expenditures.

     Arc uses its working capital to finance ongoing operations and to fund the marketing and the development of its products and services. At March 31, 2000, the Company had working capital of $544,000 as compared to $413,000 at March 31, 1999. Current assets increased by $314,000, from $1,038,000 at March 31, 1999, to $1,353,000 at March 31, 2000,
while current liabilities increased by $183,000, from $626,000 at March 31, 1999 to $809,000 at March 31, 2000. The increase in current assets was primarily attributable to an increase in cash and short-term investments resulting from cash generated by operations. The change in current liabilities was due to increases in accounts payable and accrued expenses. The Company maintains a line of credit of $750,000. As of March 31, 2000, $306,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital. Although the Company believes that the amount available under the line of credit is sufficient for its short-term requirements, the Company expects that the line of credit might be increased for its long term financing needs. Management intends to obtain term financing in addition to its line of credit. The Company anticipates that cash on hand and cash provided by operating activities will maintain an appropriate level of liquidity and will be sufficient to fund its operations for the next twelve months.

Business Strategies

     Arc continues to position itself to service the needs of the new media of the Internet, building a strong infrastructure and developing capabilities to provide an end-to-end solutions platform for our clients' internet businesses. The benefits of these efforts have begun to be realized with the addition of a major national account as a customer during the current period.

     These same efforts and the ability to leverage our internet capabilities will continue to be applied to the continuing education segment, focusing on extending the strong revenue growth realized from our live educational seminars and internet site education programs.


                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2000                               ARC COMMUNICATIONS INC.



                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                        Michael Rubel
                                                        Chief Operating Officer

PART  II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibit 27 - Financial Data Schedule

     b) A Form 8-K, dated March 30, 2000, was filed reporting the change of accountants which occurred on July 15, 1999.