Form 10QSB
period 2000-06-30
ARC COMMUNICATIONS INC
filed 2000-08-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2000

                          Commission File No. 000-26213

                             ARC COMMUNICATIONS INC.


            A New Jersey Corporation                       22-3201557

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724

                    Issuer's telephone number: (732) 219-1766

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the Issuer's common stock as of June 30, 2000 was 13,713,122.

ARC COMMUNICATIONS INC.

INDEX

PART 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

     a)   Consolidated Balance Sheet as of June 30, 2000 ..............    3

     b)   Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 1999 and 2000 .................    4

     c)   Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1999 and 2000 .........................    5

     d)   Notes to Consolidated Financial Statements ..................  6 to 7


     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations ...............................  8 to 11

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Forms 8-K ........................    12

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    UNAUDITED

                                 June 30, 2000


                                     ASSETS

                                                                                         June 30,
                                                                                           2000
                                                                                       -----------
CURRENT ASSETS
      Cash and Cash Equivalents                                                        $   451,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
                of $49,000                                                                 876,000
      Inventory                                                                              6,000
      Prepaid Expenses                                                                      35,000
      Other Receivables                                                                      5,000
                                                                                       -----------
                Total Current Assets                                                     1,373,000
                                                                                       -----------

PROPERTY AND EQUIPMENT-NET                                                                 363,000

OTHER ASSETS
      Goodwill-Net                                                                          72,000
      Security Deposits                                                                      9,000
                                                                                       -----------

                Total Other Assets                                                          81,000
                                                                                       -----------

TOTAL ASSETS                                                                           $ 1,817,000
                                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                                   $   243,000
      Accounts Payable and Accrued Expenses                                                314,000
      Billings in Excess of Costs                                                           77,000
      Capitalized Lease Obligations                                                          1,000
                                                                                       -----------
                Total Current Liabilities                                                  635,000
                                                                                       -----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
                720,000 Shares Issued and Outstanding in 2000                              144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
                and Outstanding 13,713,122 in 2000                                          14,000
      Additional Paid in Capital                                                         1,409,000
      Retained Earnings (Accumulated Deficit)                                             (385,000)
                                                                                       -----------
STOCKHOLDERS' EQUITY                                                                     1,182,000
                                                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,817,000
                                                                                       ===========

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                 June 30, 2000

                                                              6 Months Ended     6 Months Ended    3 Months Ended     3 Months Ended
                                                                 June 30,           June 30,           June 30,           June 30,
                                                                   2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $ 2,515,000        $ 1,840,000        $ 1,321,000        $   874,000

COSTS AND EXPENSES
           Operating Costs                                         424,000            251,000            273,000            184,000
           Selling, General and Administrative                   1,638,000          1,201,000            829,000            587,000
           Depreciation and Amortization                            80,000             74,000             40,000             38,000
                                                               -----------        -----------        -----------        -----------

                     Total Costs and Expenses                    2,142,000          1,526,000          1,142,000            809,000
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES)
           Interest Income                                           8,000              6,000              4,000              3,000
           Interest Expense                                        (23,000)           (21,000)           (11,000)            (9,000)
           Other Income                                                  0              2,000                  0                  0
                                                               -----------        -----------        -----------        -----------

                     Total Other Expense                           (15,000)           (13,000)            (7,000)            (6,000)
                                                               -----------        -----------        -----------        -----------

NET INCOME                                                     $   358,000        $   301,000        $   172,000        $    59,000
                                                               ===========        ===========        ===========        ===========

BASIC AND DILUTED
INCOME PER COMMON SHARE                                        $      0.03        $      0.02        $      0.01        $      0.00
                                                               ===========        ===========        ===========        ===========
                                                                13,712,000         13,751,000         13,713,000         13,751,000

Weighted Average Number of Shares Outstanding

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                 June 30, 2000

                                                                                             June 30,          June 30,
                                                                                               2000              1999
                                                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

           Net Income                                                                       $ 358,000         $ 301,000
           Adjustments to Reconcile Net Income or Loss to Net Cash
                     Provided by Operating Activities:
                               Depreciation and Amortization                                   80,000            74,000
                               Bad Debt                                                        21,000            26,000

           Increase (Decrease) in Cash from Changes in:
                     Accounts Receivable                                                     (172,000)         (223,000)
                     Inventory                                                                  4,000            (7,000)
                     Prepaid Expenses                                                          (4,000)           (1,000)
                     Other Receivable                                                          (2,000)                0
                     Due from Related Party                                                    28,000            (3,000)
                     Accounts Payable and Accrued Expenses                                     14,000            16,000
                     Capitalized Lease Obligations                                             (2,000)                0
                     Deferred Revenue                                                          56,000                 0
                                                                                            ---------         ---------

                               Total Adjustments                                               23,000          (118,000)
                                                                                            ---------         ---------

                               Net Cash Provided by Operating Activities                      381,000           183,000
                                                                                            ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES

           Expenditures for Property and Equipment                                            (82,000)          (48,000)
                                                                                            ---------         ---------

                               Net Cash Used in Investing Activities                          (82,000)          (48,000)
                                                                                            ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES

           Repayment to Line of Credit                                                       (200,000)                0
           Proceeds from Notes Payable                                                              0            50,000
                                                                                            ---------         ---------

                               Net Cash Provided by (Used by) Financing Activities           (200,000)           50,000
                                                                                            ---------         ---------

NET INCREASE IN CASH                                                                           99,000           185,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              352,000           224,000
                                                                                            ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 451,000         $ 409,000
                                                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash Paid for Interest                                                              23,000            26,000

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 June 30, 2000


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

Amounts for the six months ended June 30, 1999 have been reclassified to conform with the June 30, 2000 presentation.


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

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 June 30, 2000


4.   Segment Information

                                                                     6 Months Ended          6 Months Ended
                                                                         June 30,                June 30,
                                                                           2000                    1999
                                                                   -------------------     -------------------
            Revenue
                      Multi-Media                                  $         2,041,000     $         1,656,000
                      Continuing professional education                        474,000                 184,000
                                                                   -------------------     -------------------
                                Total Consolidated Revenue         $         2,515,000     $         1,840,000
                                                                   -------------------     -------------------

            Net Income (Loss)
                      Multi-Media                                  $           407,000     $           345,000
                      Continuing professional education                        (49,000)                (44,000)
                                                                   -------------------     -------------------
                                Total Consolidated Net Income      $           358,000     $           301,000
                                                                   -------------------     -------------------

            Assets
                      Multi-Media                                  $         1,613,000     $         1,512,000
                      Continuing professional education                        204,000                 154,000
                                                                   -------------------     -------------------
                                Total Consolidated Net Assets      $         1,817,000     $         1,666,000
                                                                   ===================     ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arc Communications Inc. ("ARC" or the "Company" ) is a full-service marketing consulting and new media design firm specializing in sports marketing, technology and the pharmaceutical industry. Services include marketing, consulting, website development, electronic commerce, interactive multi- media, graphics design and imaging.

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

Results of Operations

     Six Months Ended June 30, 2000 and June 30, 1999

Arc's net revenues for the six months ended June 30, 2000 were $2,515,000, an increase of $675,000 or 36.7% over the $1,840,000 of net revenues for the six months ended June 30, 1999. In Arc's multi- media segment, revenues for the six months ended June 30, 2000 and June 30, 1999 were $2,041,000 and $1,656,000, respectively, an increase of 23.2 percent. In its continuing education segment, revenues for the six months ended June 30, 2000 and June 30, 1999 were $474,000 and $184,000, respectively, an increase of 158 percent.

Our revenue growth continues to be driven by an expanding revenue base in Arc's core businesses of internet site development, interactive multi-media development and a new capability to deliver live educational seminars through its continuing professional education company, Arc Mesa Educators.

The increase in the multi-media segment is a result of (1) website development revenue increasing $211,000 or 119.8%, as a result of Arc's expansion into the burgeoning area of business-to-business e- commerce (2) revenue from full interactive multi-media development increasing $86,000 or 19.6% and (3) an increase in revenue from professional services of $88,000 or 8.6%.

The increase in revenue for continuing professional education is primarily due to the new capability of delivering live educational seminars through its distance learning company. This segment also benefitted from increased revenues of continuing professional education delivered through our website.

Operating costs for the six months ended June 30, 2000 and June 30, 1999 were $424,000 and $251,000, respectively. The increase is due to the increase in costs relating to live educational seminars and outside vendor costs.

Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $1,638,000, an increase of $437,000 or 36.4%, over the $1,201,000 of expenses for the six months ended June 30, 1999. This increase was primarily due to expenses incurred in the planned expansion to providing the live educational seminars. The increased expenses relating to the expansion plans included the costs of hiring several key personnel to support and develop this segment.

Depreciation and amortization expenses for the six months ended June 30, 2000 and June 30, 1999 were $80,000 and $74,000, respectively, a modest increase of
8.1 percent. This increase is attributable to the purchase of new desktop computer systems in 2000.

Net income for the six months ended June 30, 2000 of $358,000 represents an increase of $57,000 from the net income of $301,000 reported for the six month period ended June 30, 1999. The increase primarily due to increase in profitability of the multi-media segment as well as the growth of the CPE segment which has become profitable in the second quarter. As a result, earnings per share were $0.03 compared to $0.02 for the same period in 1999.

     Three Months Ended June 30, 2000 and June 30, 1999

Arc's net revenues for the three months ended June 30, 2000 were $1,321,000, an increase of $447,000 or 51.1% over the $874,000 of net revenues for the three months ended June 30, 1999. In Arc's multi-media segment, revenues for the three months ended June 30, 2000 and June 30, 1999 were $1,071,000 and $763,000, respectively, an increase of 40 percent. In its continuing education segment, revenues for the three months ended June 30, 2000 and June 30, 1999 were $250,000 and $111,000, respectively, an increase of 125 percent.

For several quarters, our revenue growth has been driven by an expanding revenue base in Arc's core businesses of internet site development, interactive multi-media development and through its continuing professional education company, Arc Mesa Educators, by expanding its ability to provide professional education in the medical field, including the new capability to deliver live seminars.

Operating costs for the three months ended June 30, 2000 and June 30, 1999 were $273,000 and $184,000, respectively. The increase is due to the increase in costs relating to live educational seminars and outside vendor costs.

Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $829,000, an increase of $242,000 or 41.2%, over the $587,000 of expenses for the three months ended June 30, 1999. This increase was primarily due to supporting the increased revenues from Arc's core businesses and to expenses incurred in the planned expansion to providing the live educational seminars.

Depreciation and amortization expenses for the three months ended June 30, 2000 and June 30, 1999 were $40,000 and $38,000, respectively, a modest increase of
5.3 percent. This increase is attributable to the purchase of new desktop computer systems in 2000.

Net income for the three months ended June 30, 2000 of $172,000 represents an increase of $113,000 from the net income of $59,000 reported for the three month period ended June 30, 1999. The increase is primarily due to increase in profitability of the multi-media segment as well as the growth of the CPE segment which has become profitable in the second quarter. As a result, earnings per share were $0.02 compared to essentially none for the same period in 1999.

Liquidity and Capital Resources

Arc is currently financing its operations primarily through cash generated from operations. Cash flows from operations were $381,000 and $183,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in 2000 was principally attributable to an increase in income as well as advanced collections on Work In Process.

Cash flows used in investing activities were $82,000 for the six months ended June 30, 2000 as compared to $48,000 for the same period in 1999. Cash used for investing activities during the current period were for capital expenditures.

Arc uses its working capital to finance ongoing operations and to fund the marketing and the development of its products and services. At June 30, 2000, the Company had working capital of $738,000 as compared to $468,000 at June 30, 1999. Current assets increased by $196,000, from $1,177,000 at June 30, 1999, to $1,373,000 at June 30, 2000, while current liabilities decreased by $74,000, from $709,000 at June 30, 1999 to $635,000 at June 30, 2000. The increase in current assets was primarily attributable to an increase in accounts receivable. The change in current liabilities was due to the repayment of $200,000 to the line of credit partially offset by increases in accounts payable and accrued expenses. The Company maintains a line of credit of $750,000. As of June 30, 2000, $506,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital. Although the Company believes that the amount available under the line of credit is sufficient for its short-term requirements, the Company expects that the line of credit might be increased for its long term financing needs. Management intends to obtain term financing in addition to its line of credit.

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

Date: August 10, 2000                   ARC COMMUNICATIONS INC.


                                        By:  /s/ Michael Rubel
                                             --------------------------------
                                             Michael Rubel
                                             Chief Operating Officer

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b) A Form 8-K/A, dated April 12, 2000, was filed reporting the change of accountants which occurred on July 15, 1999.

          A Form 8-K/A, dated May 3, 2000, was filed reporting the change of accountants which occurred on July 15, 1999.