Form 10QSB
period 2000-09-30
ARC COMMUNICATIONS INC
filed 2000-11-09
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 2000.

OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from                 to                .

Commission file number 000-26213

ARC COMMUNICATION INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-3201557
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

788 Shrewsbury Avenue, Tinton Falls, New Jersey	07724
(Address of Principal Executive Offices)	(Zip Code)

         Registrant's Telephone Number, Including Area Code   732-219-1766

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No __ .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 13,713,122 shares of common stock, as of  September 30, 2000.

ARC COMMUNICATIONS INC.

TABLE OF CONTENTS

PART I.	-	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

	a)	Consolidated Balance Sheet as of September 30, 2000

	b)	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 2000

	c)	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000

	d)	Notes to Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.	-	OTHER INFORMATION

	Item 6.	Exhibits

PART I - Financial Information

         Item 1. - Financial Statements

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

September 30, 2000

                                     ASSETS

                                                                                               September 30,
                                                                                                   2000
                                                                                             ------------------
CURRENT ASSETS

      Cash and Cash Equivalents                                                                $       338,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts of $49,000                           847,000
      Inventory                                                                                          6,000
      Prepaid Expenses                                                                                  28,000
      Other Receivables                                                                                 28,000
                                                                                             ------------------
                Total Current Assets                                                                 1,247,000
                                                                                             ------------------

PROPERTY AND EQUIPMENT-NET                                                                             369,000

OTHER ASSETS
      Goodwill-Net                                                                                      69,000
      Security Deposits                                                                                 12,000
                                                                                             ------------------

                Total Other Assets                                                                      81,000
                                                                                             ------------------

TOTAL ASSETS                                                                                   $     1,697,000
                                                                                             ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                                           $       150,000
      Accounts Payable and Accrued Expenses                                                            341,000
      Billings in Excess of Costs                                                                      145,000
                                                                                             ------------------
                Total Current Liabilities                                                              636,000
                                                                                             ------------------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
                720,000 Shares Issued and Outstanding in 2000                                          144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
                and Outstanding 13,713,122 in 2000                                                      14,000
      Additional Paid in Capital                                                                     1,412,000
      Retained Earnings (Accumulated Deficit)                                                         (509,000)
                                                                                             ------------------
STOCKHOLDERS' EQUITY                                                                                 1,061,000
                                                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $     1,697,000
                                                                                             ==================

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

September 30, 2000

                                                 9 Months Ended     9 Months Ended      3 Months Ended      3 Months Ended
                                                 September 30,       September 30,      September 30,        September 30,
                                                      2000               1999               2000                 1999
                                                 ---------------    ----------------   ---------------     ----------------

NET SALES                                         $   3,418,000       $   2,827,000       $    903,000       $      987,000

COSTS AND EXPENSES
           Operating Costs                              519,000             434,000             95,000              183,000
           Selling, General and Administrative        2,539,000           1,923,000            901,000              722,000
           Depreciation and Amortization                113,000             114,000             33,000               40,000
                                                 ---------------    ----------------   ---------------     ----------------

                     Total Costs and Expenses         3,171,000           2,471,000          1,029,000              945,000
                                                 ---------------    ----------------   ---------------     ----------------

OTHER INCOME (EXPENSES)
           Interest Income                               11,000              10,000              3,000                4,000
           Interest Expense                             (24,000)            (40,000)            (1,000)             (19,000)
           Other Income                                       0                   0                  0               (2,000)
                                                 ---------------    ----------------   ---------------     ----------------

                     Total Other Expense                (13,000)            (30,000)             2,000              (17,000)
                                                 ---------------    ----------------   ---------------     ----------------

NET INCOME (loss)                                 $     234,000       $     326,000       $   (124,000)      $       25,000
                                                 ===============    ================   ===============     ================

BASIC AND DILUTED
INCOME (loss) PER COMMON SHARE                    $        0.02       $        0.02       $      (0.01)      $         0.00
                                                 ===============    ================   ===============     ================

Weighted Average Number of Shares Outstanding        13,712,000          13,751,000         13,713,000           13,751,000

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

September 30, 2000

                                                                                           September 30,        September 30,
                                                                                                2000                 1999
                                                                                          -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

           Net Income                                                                       $      234,000       $      326,000
           Adjustments to Reconcile Net Income or Loss to Net Cash
                     Provided by Operating Activities:
                               Depreciation and Amortization                                       113,000              114,000
                               Provision for doubtful accounts                                      21,000              (26,000)
                               Issuance of stock for services                                        3,000                    0

           Increase (Decrease) in Cash from Changes in:
                     Accounts Receivable                                                          (143,000)            (296,000)
                     Inventory                                                                       4,000                    0
                     Prepaid Expenses                                                              (24,000)               2,000
                     Due from Related Party                                                              0               (5,000)
                     Accounts Payable and Accrued Expenses                                          60,000               74,000
                     Billings in Excess of Cost                                                    124,000                    0
                                                                                          -----------------    -----------------

                               Total Adjustments                                                   158,000             (137,000)
                                                                                          -----------------    -----------------

                               Net Cash Provided by Operating Activities                           392,000              189,000
                                                                                          -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

           Expenditures for Property and Equipment                                                (113,000)             (60,000)
                                                                                          -----------------    -----------------

                               Net Cash Used in Investing Activities                              (113,000)             (60,000)
                                                                                          -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

           Repayment to Line of Credit                                                            (294,000)              54,000
                                                                                          -----------------    -----------------

                               Net Cash Provided by (Used by) Financing Activities                (294,000)              54,000
                                                                                          -----------------    -----------------

NET INCREASE (DECREASE) IN CASH                                                                    (15,000)             183,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   352,000              224,000
                                                                                          -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $      337,000       $      407,000
                                                                                          =================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
           Cash Paid for Interest                                                                   24,000               40,000

See Notes to Consolidated Financial Statements.

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

September 30, 2000

1.     Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company’s financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company’s year end certified financial statement. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

Amounts for the nine months ended September 30, 1999 have been reclassified to conform with the September 30, 2000 presentation.

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

ARC COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

September 30, 2000

4.     Segment Information

                                                          9 Months Ended            9 Months Ended
                                                           September 30,             September 30,
                                                               2000                      1999
                                                        --------------------      --------------------

 Revenue

           Multi-Media                                  $         2,656,000       $         2,337,000
           Continuing professional education                        762,000                   500,000
                                                        --------------------      --------------------
                     Total Consolidated Revenue         $         3,418,000       $         2,837,000
                                                        --------------------      --------------------

 Net Income (Loss)
           Multi-Media                                  $           299,000       $           372,000
           Continuing professional education                        (65,000)                  (45,000)
                                                        --------------------      --------------------
                     Total Consolidated Net Income      $           234,000       $           327,000
                                                        --------------------      --------------------

 Assets
           Multi-Media                                  $         1,328,000       $         1,534,000
           Continuing professional education                        368,000                   220,000
                                                        --------------------      --------------------
                     Total Consolidated Net Assets      $         1,696,000       $         1,754,000
                                                        ====================      ====================

This Form 1O-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward looking statements in its description of its plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in its expectations or any changes in events, conditions, or circumstances on which any forward-looking statement is based.

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

Results of Operations

Nine Months Ended September 30, 2000 and September 30, 1999

Arc's net sales for the nine months ended September 30, 2000 were $3,418,000, an increase of $591,000 or 20.9% over the $2,827,000 of net sales for the nine months ended September 30, 1999. In Arc's multi-media segment, sales for the nine months ended September 30, 2000 and September 30, 1999 were $2,656,000 and $2,327,000, respectively, an increase of 14.1 percent. In its continuing education segment, sales for the nine months ended September 30, 2000 and September 30, 1999 were $762,000 and $500,000, respectively, an increase of 52.4 percent.

Our revenue growth continues to be driven by an expanding revenue base in Arc's core businesses of internet site development, interactive multi-media development and a new capability to deliver live educational seminars through its continuing professional education company, Arc Mesa Educators.

The increase in the multi-media segment is a result of (1) website development revenue increasing $231,000 or 81.9%, as a result of Arc's expansion into the burgeoning area of business-to-business e-commerce (2) revenue from full interactive multi-media development increasing $24,000 or 4.7% and (3) an increase in revenue from production and professional services of $253,000 or 21.8%.

The increase in revenue for continuing professional education is primarily due to the new capability of delivering live educational seminars through its distance learning company. This segment also benefited from increased sales of continuing professional education delivered through our website.

Operating costs for the nine months ended September 30, 2000 and September 30, 1999 were $519,000 and $434,000, respectively. The increase is due to the overall revenue increases realized across Arc's core businesses.

Results of Operations - Continued

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $2,539,000, an increase of $616,000 or 32.%, over the $1,923,000 of expenses for the nine months ended September 30, 1999. This increase was primarily due to expenses incurred in the planned expansion to providing the live educational seminars. The increased expenses relating to the expansion plans included the costs of hiring several key personnel to support and develop this segment. Furthermore, additional professional personnel have been hired to support the effort to expand Arc's multi-media segment.

Depreciation and amortization expenses for the nine months ended September 30, 2000 and September 30, 1999 were $113,000 and $114,000, respectively, a modest decrease of 1 percent.

Net income for the nine months ended September 30, 2000 of $234,000 represents a decrease of $92,000 from the net income of $326,000 reported for the nine month period ended September 30, 1999. The decrease in net income reflects additional costs incurred to support an expansion of Arc's multi-media segment. Earnings per share remained unchanged from the same period in 1999.

Three Months Ended September 30, 2000 and September 30, 1999

Arc's net revenues for the three months ended September 30, 2000 were $903,000, a decrease of $84,000 on the $987,000 of net revenues for the three months ended September 30, 1999. In Arc's multi-media segment, revenues for the three months ended September 30, 2000 and September 30, 1999 were $615,000 and $681,000, respectively, a decrease of 9.7 percent. The decrease is primarily related to the fact that revenue from Arc's key accounts this year was recognized in the second quarter, due to changes in the clients business pattern resulting in a decrease in third quarter sales . In its continuing education segment, revenues for the three months ended September 30, 2000 and September 30, 1999 were $288,000 and $316,000, respectively, a decrease of 8.9 percent.

Operating costs for the three months ended September 30, 2000 and September 30, 1999 were $95,000 and $183,000, respectively. The decrease in third quarter operating costs is due to the decrease in printing costs associated with the Production Sales of the multi-media segment.

Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $901,000, an increase of $179,000 or 24.8%, over the $722,000 of expenses for the three months ended September 30, 1999. This increase was primarily due to supporting the anticipated increased revenues from Arc's core businesses and to expenses incurred in the planned expansion to providing the live educational seminars.

Depreciation and amortization expenses for the three months ended September 30, 2000 and September 30, 1999 were $33,000 and $40,000, respectively, a decrease of 17.5 percent.

The net loss for the three months ended September 30, 2000 of $124,000 represents a decrease of $149,000 from the net income of $25,000 reported for the three month period ended September 30, 1999. The decrease in third quarter sales of $84,000 is the primary factor for the decrease in net income. As a result, earnings per share were $(0.01) compared to $0.00 for the same period in 1999.

Liquidity and Capital Resources

Arc is currently financing its operations primarily through cash generated from operations. Cash flows from operations were $392,000 and $190,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in 2000 was principally attributable to advanced collections of work in process.

Cash flows used in investing activities were $113,000 for the nine months ended September 30, 2000 as compared to $60,000 for the same period in 1999. Cash used for investing activities during the current period were for capital expenditures.

Arc uses it working capital to finance ongoing operations and to fund the marketing and the development of its products and services. At September 30, 2000, the Company had working capital of $611,000 as compared to $518,000 at September 30, 1999. Current assets decreased by $42,000, from $1,289,000 at September 30, 1999, to $1,247,000 at September 30, 2000, while current liabilities decreased by $135,000, from $771,000 at September 30, 1999 to $636,000 at September 30, 2000. The decrease in current assets was primarily attributable to a decrease in cash. The change in current liabilities was due to increases in accounts payable and billings in excess of cost and the repayment of $304,000 to the line of credit. The Company maintains a line of credit of $750,000. As of September 30, 2000, $600,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital. Although the Company believes that the amount available under the line of credit is sufficient for its short-term requirements, the Company expects that the line of credit might be increased for its long term financing needs. Management intends to obtain term financing in addition to its line of credit.

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

Date: November 9, 2000	ARC COMMUNICATIONS INC.

By: /s/ Michael Rubel Michael Rubel Chief Operating Officer

PART II.	OTHER INFORMATION

Item 6.	Exhibits

a)	Exhibit 27 - Financial Data Schedule