Form 10KSB
period 2000-12-31
ARC COMMUNICATIONS INC
filed 2001-04-02
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

The issuer's revenue for the fiscal year ended December 31, 2000 was $4,206,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 21, 2000: . The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $230,619 as of March 21, 2001.

     State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 13,720,632 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding as of March 21, 2001.

Transitional Small Business Disclosure Format (check one):

Yes [_]        No [X]

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

     On August 14, 1996 ASTL acquired Alliance Telecommunications Holding Corp., in a transaction accounted for as a reverse acquisition.

     On July 23, 1996 Arc-Mesa Educators LTD. ("Arc-Mesa") was formed for the purpose of engaging in the business of offering continuing education products and services. 45 % of Arc-Mesa was initially owned by a wholly owned subsidiary of Arc. In October 1997, Arc acquired an additional 45 % of Arc-Mesa. In 1998 the remaining 10% was acquired.

     On December  19,  1997,  Arc  acquired  all assets and  liabilities  of The
Navesink River Group, Inc. ("Navesink"). The acquisition of Navesink added marketing and public relations capability to Arc's services. Prior to the acquisition Arc was not a full-service marketing organization as it was primarily a boutique design firm. As a result of the acquisition Arc is positioned to attract a higher caliber of client by offering a full-service capability. Navesink also contributed a client base that comprises a significant percentage of Arc's revenue. Further, the principals of Navesink also brought experienced management.

b.   GENERAL

         Arc Communications is an interactive design firm specializing in websites and CD-ROMs. Its clients are national and global audiences in North America, Asia and Europe. Arc focuses its efforts in the healthcare, pharmaceutical and technology industries.

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

         Arc's subsidiary, Arc Mesa Educators Inc. ("Arc Educators") is in the business of providing continuing education to a variety of professions with a primary focus in the medical profession. By utilizing advanced technologies, developed by Arc Educators, our goal is to provide a quality education combined with a flexible learning environment that cannot be attained in a more traditional continuing education program. Contemporary professionals needing continuing education credits are drawn to our programs for their ease-of-use, convenience, price, as well as the educational content and current topics of interest that can enhance a professional practice.

         Arc Educators, develops and operates internet businesses and electronically publishes interactive educational and reference material for the medical and dental professions via its website located at http://www.arcmesa.com (the "Mesa Web Site"), and provides continuing professional education on the internet to the medical, dental and funeral director's professions. The Mesa Web Site provides access to informative courses, administers state mandated testing and provides immediate results in a live interactive setting.

         Arc Educators is an approved provider of continuing education for the following:

     o Physicians, Physician Assistants, Radiologic Technicians through the Accrededation Council for Continuing Medical Education (ACCME Category One accreditation)

     o Dentists and Dental Hygeniests through an ADA CERP recognized provider for Dental Continuing and Academy of General Dentistry

     o Funeral Service Practitioners through The Academy of Professional Funeral Service Practitioners

     o    Podiatric Medicine through the Council of Podiatric Medical Education

     o    American Council on Pharmaceutical Educationo

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

g.   COMPETITION

         The markets for Arc's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. Arc expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into Arc's business. Arc faces competition from a number of sources, including potential customers that perform interactive marketing and communications services and Web site development services in-house. These sources also include other Web site service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies such as Microsoft Corporation and Adobe Systems Incorporated, established online service companies, advertising agencies, internet-services and access providers as well as specialized and integrated marketing communication firms. Many of Arc's competitors or potential competitors have longer operating histories, more substantial customer relationships and significantly greater financial, managerial, technological, sales, marketing and other resources than the Company. Arc also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that Arc will be able to compete and its inability to do so would have a material adverse impact on Arc's business, financial condition and operating results. Also, for the year ended December 31, 2000, three customers accounted for 44% of sales.

h.   EMPLOYEES

         At December 31, 2000, Arc had 27 employees, of which all are full-time employees. Full-time employees include 8 in strategic planning, executive management, business development; 3 account managers; 5 creative and production personnel; and 4 programmers, in addition to 7 administrative staff.

Item 2. Description of Property

     The Company maintains its sole corporate offices at 788 Shrewsbury  Avenue,

Tinton Falls, New Jersey 07724 (the "Office"). The Office is comprised of 7,209 square feet and is presently in the fourth year of a five year lease at a monthly rent of $9,011.25 (the "Lease"). The Company has exercised its option for five more years commencing on December 1, 2001. In addition the Company has added 1,949 square feet of rentable space at a monthly rent of $3,085.92.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the fourth quarter of the 2000 Fiscal Year.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

         MARKET. Since October 21, 1996, the Company's Common Stock has traded on the "OTC-Bulletin Board. The Common Stock is presently trading under the symbol "ACOC".

         Since December 30, 1998, the Company's Class A Preferred Stock has traded on the "OTC-Bulletin Board". The Class A Preferred Stock is presently trading under the symbol "ACOCP".

         The Following table sets forth the range of high and low bid quotations for the Company's Common Stock and Class A Preferred Stock during each calendar quarter since they began trading, each of which has been rounded to the nearest whole cent.

-------------------------------------------------------------

SYMBOL            TIME PERIOD                         LOW BID          HIGH BID

ACOC              January 1 - March 31, 1999           1/8              7/8
                  April 1 - June 30, 1999              3/16             9/16
                  July 1 - September 30, 1999          1/8              9/16
                  October 1 - December 31, 1999        3/16             5/8
                  January 1 - March 31, 2000           3/16             2 1/2
                  April 1 - June 30, 2000              1/2              11/4
                  July 1 - September 30, 2000          .44              .81
                  October - December 31, 2000          .03              .31
                  January 1, 2001 - March 21, 2001     .06              .38


ACOCP             January 1 - March 31, 1999           1/8              1 5/8
                  March 31 - June 30, 1999             3/4              1 5/16
                  July 1 - September 30, 1999          1/4              3/4
                  October 1 - December 31, 1999        3/16             3/8
                  January 1 - March 31, 2000           3/16             7/8
                  April 1 - June 30, 2000              1/16             1/8
                  July 1 - September 30, 2000          1/16             .31
                  October 1 - December 31, 2000        .02              .31
                  January 1, 2001 - March 21, 2001     .02              .02

         The above prices were obtained from the National Quotation Bureau, Inc.
The  quotations  represent  inter-dealer   quotations  without  retail  mark-up,
mark-down or commission, and may not necessarily represent actual transactions.

         OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD. As of December 31, 2000, 13,713,132 shares of Common Stock issued and outstanding which were held of record by 266 persons. As of December 31, 2000, 720,000 shares of preferred stock issued and outstanding which were held of record by 6 persons.

         DIVIDENDS. Since its inception, the Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock: 9% Cumulative, Convertible, Redeemable Preferred Stock. As of December 31, 2000 accrued but unpaid preferred stock dividends aggregated $30,000.00. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

         RECENT SALES OF UNREGISTERED SECURITIES.

         From July 1998 though December 1998, the Company conducted an offering for a total of 750,000 shares of its Class A Preferred Stock in exchange for $150,000 in cash and subscriptions receivable (the "Preferred Offering"). Such offering was exempted from registration under Section 4(2) of the Securities Act. Subsequently, 30,000 shares were cancelled resulting in a reduction of gross proceeds to $144,000. The Company received net proceeds from the Preferred Offering of $112,149 after the deduction of expenses amounting to $31,851. Those expenses consisted of a 10% consulting fee, printing and accounting fees and other miscellaneous expenses. Additionally, the Company issued 50,000 shares of preferred stock as payment for certain offering cost. Such offering was not underwritten and no officers, directors or 10% shareholders of the Company were subscribers.

         In 1999 the Company issued 2,500 shares of common stock for payment for services rendered regarding the development of database development for Arc Mesa Educators.

         In January 2000 the Company issued 10,000 shares of common stock for payment for the purchase of the copyright for the Writing and Speaking for Excellence Seminar series.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Years Ended December 31, 2000 and December 31, 1999

         Arc's net sales for the years ended December 31, 2000 and 1999 were $4,206,000 and $3,629,000 respectively, an increase of 16 percent. In Arc's multi-media segment, sales for the years ended December 31, 2000 and 1999 were $3,183,000 and $2,975,000 respectively, an increase of 7 percent. In its continuing education segment, sales for the years ended December 31, 2000 and 1999 were $1,023,000 and $654,000 respectively, an increase of 56 percent.

         Revenue growth was driven by an expanding revenue base in Arc's core business of Internet site development, interactive multi-media development, and delivering live educational seminars through its continuing professional education company, Arc Educators.

         The increase in the multi-media segment is a result of (1) web site development revenue increasing $199,000 (or 46 %) as a result of Arc's expansion into the burgeoning area of business-to-business e-commerce, (2) full interactive multi-media development increased $221,000 (or 9%) due to Arc's expansion into high-level corporate training and, (3) these gains were partially offset by the anticipated decline in professional services revenue of $212,000 (or 78%).

         The increase in revenue for continuing professional education, is primarily due to the capability of delivering live educational seminars through its distance learning company.

         Operating costs for the years ended December 31, 2000 and 1999 were $745,000 and $580,000 respectively. The increase is due to the overall revenue increases realized across Arc's core businesses.

         Selling, general and administrative expenses for the years ended December 31, 2000 and 1999 were $3,392,000 and 2,765,000 respectively. Selling, general and administrative expenses for 2000 increased $627,000 (or 23%). This increase was primarily due to expenses incurred in the planned expansion for providing the live educational seminars, relating to the hiring of several key personnel to support and develop this segment. Furthermore, additional professional personnel have been hired to support the effort to expand Arc's multi-media segment.

         Depreciation and amortization expenses for the years ended December 31, 2000 and 1999 were $153,000 and $144,000 respectively, a slight increase of 6 percent.

         Net (loss) income for the years ended December 31, 2000 and 1999 amounted to ($100,000) and $112,000 respectively. Increase in costs beyond related revenue streams along with expenses for expansion ahead of revenue streams were the primary factors for the decrease in net income. As a result, earnings (loss) per share were ($0.01) for the year ended December 31, 2000 compared to $0.01 for the year ended December 31, 1999.

Liquidity and Capital Resources

         Cash flow generated by operations for the year ended December 31, 2000 was $271,000. Positive cash flow from operating activities for the year ended December 31, 2000 was achieved, due to the significant increases in revenue and accounts receivable collections. The Company believes that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term.

         The Company maintains a line of credit of $750,000. As of December 31, 2000, $415,000 of the line credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital.

         Cash flow from investing activities was negative for the year ended December 31, 2000. Net cash used in investing activities for the year ended December 31, 2000 was $156,000 used for capital expenditures. Financing cash flows were used to reduce the line of credit by $109,000.

Item 7.  Financial Statements

Please see the attached consolidated financial statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


Name                   Age       Position

Steven H. Meyer        39        Chief Executive Officer, President and Director

Michael Rubel          46        Chief Operating Officer

Kenneth P. Meyer       42        Vice President and Director

Ethel Kaplan           68        Secretary and Director

John Lisovitch         54        Vice President Client Services

Richard Fulton         46        Vice President Sales

Thom Rittenhouse       36        Vice President New Media Services

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

         MICHAEL RUBEL has served as the Company's Chief Operating Officer since July of 1998. Mr. Rubel was the co-founder and eventually President and Chief Executive Officer of CMP Advertising ("CMP") from 1976 to 1992. He then formed The Navesink River Group which merged with the Company. Mr. Rubel received Bachelor of Science degree in accounting from Fairleigh Dickenson University in 1975.

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

         RICK FULTON, has served as the Corporation's Vice President of Sales since 2000. Mr. Fulton joined the Corporation in 1999 as Director of Internet Marketing. He has extensive Internet management and business development experience, and has been developing strategy and marketing solutions for the Internet since 1995. He is a graduate of the University of Maryland, and spent more than 10 years with Dean Witter and Merrill Lynch where he also earned the coveted CFP (Certified Financial Planner) designation. Rick is the author of Secrets of Internet Marketing Pros, a web based publication.

         THOM RITTENHOUSE, has served as the Corporation's Vice President of New Media Services, since 2000. Mr. Rittenhouse joined the Corporation in September 1993 as an art director in charge of interactive multi-media. Prior to joining the Corporation, Mr. Rittenhouse ran his own design firm in New Jersey. Mr. Rittenhouse is responsible for the Corporation's expanding role in the architecture of electronic commerce, business-to-business, and business-to-consumer web sites as well as the management of art directors and html and java programmers.

Item 10.  Executive Compensation

                                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation                            Long Term Compensation
                                      -------------------                        -----------------------------
                                                                Other Annual      Securities
                                                                Compensa-         Underlying       All Other
Name                       Year       Salary ($)    Bonus         tion ($)         Options        Compensation
---------------            ----       ----------    -----       ------------      ----------      ------------
Steven H. Meyer            2000        121,384      none           3,146
                           1999         97,308      none           3,149           75,000(1)          none
                           1998         88,093      none           3,103                              none

Michael Rubel              2000        131,000      none             761
                           1999        125,000      none            none          150,000(2)          none
                           1998        139,031      none            none          150,000(2)          none

Kenneth P. Meyer           2000        121,384      none           6,714
                           1999         97,308      none           6,204           75,000(1)          none
                           1998         88,093      none           6,150                              none

Ethel Kaplan               2000        121,384      none           5,581
                           1999         97,308      none           5,442          150,000(1)          none
                           1998         88,093      none           5,363                              none

John Lisovitch             2000        131,000      none            none           20,000(1)          none
                           1999        124,000      none            none          150,000(1)          none
                           1998        138,031      none            none                              none


(1)  50% of these options are vested as of December 31, 2000.

(2) Mr. Rubel holds options to purchase 300,000 shares of the Company's Common Stock pursuant to his employee Stock Option Agreement. Of those 300,000 options, 187,500 have vested.

Compensation Pursuant To Plans

         Total cash compensation paid to all executive officers as a group for services provided to Arc and its subsidiaries in all capacities during the fiscal year ended December 31, 2000 aggregated $642,354. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.

OPTIONS OF MANAGEMENT

     Individual Grants for current fiscal year

                    Number of     Percentage of
                    Securities    Total Options
                    Underlying    Granted to
                    Options       Employees in
                    Granted       Fiscal Year in
                                  which Options    Exercise   Expiration
Name                              were Granted     Price      Date
--------------------------------------------------------------------------
John Lisovitch       20,000           10%          $ 0.50     2003

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company as of March 21, 2001. At such date there were 13,720,632 shares of common stock (the "Common Stock") and 720,000 shares of preferred stock, respectively, issued and outstanding. Unless specifically indicated otherwise, all such ownership interests are direct.

Title of Class       Name and Address
Common Stock         of Beneficial Owner                        Amount            Percent of Class
                     Ethel Kaplan (1)(2)(12)                   4,624,270              33.7%
                     6 Edwards Point Road
                     Rumson, New Jersey 07760

                     Steven H. Meyer(3)(7)(9)                  2,349,520              17.1%
                     7 Emma Drive
                     Wayside, New Jersey 07712

                     Kenneth P. Meyer(4)(8)(9)                 2,348,187              17.1%
                     7 Wemrock Drive
                     Wayside, New Jersey 07712 2563

                     Michael Rubel(5)(10)                        250,000               1.82%
                     6 Almark Terrace
                     Wayside, New Jersey 07712

                     John Lisovitch(6)(11)                       125,000                .91%
                     75 White Pine Road
                     Columbus, New Jersey 08022
                                                               ----------             ------
                     TOTAL                                     9,696,977               71.0%

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

SHAREHOLDERS AGREEMENT

         On August 22, 1994, Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas (collectively, the "Shareholders" for the purposes of this section) and Arc Slide Technologies Ltd. ("ASTL") entered into a shareholders agreement whereby the Shareholders agreed to restrict the transfer of their shares of ASTL for the term of such agreement (the "Shareholders Agreement"). In 1997 the shareholders received one share of ASTL for every share of Arc. ASTL subsequently changed its name to Arc Communications Inc. Thus, the Shareholders Agreement restricts all transfers of the Shareholders' Arc's shares with the exception of transfers of their respective shares to their immediate family members. Although the Shareholders Agreement has been amended numerous times and Mr. Cosmas is no longer a party to such agreement, such agreement remains in effect between Steven H. Meyer, Kenneth P. Meyer and Ethel Kaplan.

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

3.9 Unanimous Consent of Directors in Lieu of Special meeting of directors of ARC Communications dated July 14, 1998.(1)

3.10 Certificate of Amendment to the Certificate of Incorporation of Arc Communications Inc., dated August 31, 1998.(1)

3.11 Certificate of Amendment to the Certificate of Incorporation by the Board of Directors of Arc Communications Inc. dated September 1, 1998.(1)

3.12      Class A Preferred Stock Provisions dated September 15, 1998.(1)

9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994.(1)

10.1      $750,000  Promissory  Note  with  Sovereign  Bank,  dated  July 25,
          2000.

10.2 The September 24, 1996 lease between Arc Slide Technologies, Inc. and Robert F. Reynolds and Pauline Reynolds for the property located at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.

10.3 First Amendment to Lease Agreement dated August 31, 2000 between PR Reynolds Co., LLC and ARC Communications, Inc.

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


Date:                                       Arc Communications Inc.



                                            By:   /s/ Michael Rubel
                                               -------------------------------
                                                  Michael Rubel
                                                  Chief Operating Officer


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