Form 10QSB
period 2001-03-31
ARC COMMUNICATIONS INC
filed 2001-05-15
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X    No ___

     The number of shares outstanding of the Issuer's common stock as of May 10, 2001 was 13,720,622.

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of March 31, 2001 .......   3

         b)      Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2001 and 2000 ...................   4

         c)      Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2001 and 2000 .............   5

         d)      Notes to Consolidated Financial Statements ............. 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations .............................. 8 to 9

PART II.  OTHER INFORMATION

         Item 1. Exhibits and Reports on Form 8-K .......................  11

         a)       Exhibits ..............................................  11

         b)       Reports on Form 8-K ...................................  11

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED


                                      ASSETS                                Three Months Ended
                                                                                 March 31,
                                                                                   2000
                                                                                 ----------

CURRENT ASSETS
      Cash and Cash Equivalents                                                  $  314,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $51,000                                                                407,000
      Inventory                                                                       1,000
      Prepaid Expenses and Other Receivables                                         12,000
      Other Receivables                                                              38,000
                                                                                 ----------
          Total Current Assets                                                      772,000
                                                                                 ----------

PROPERTY AND EQUIPMENT-NET                                                          357,000

OTHER ASSETS
      Goodwill-Net                                                                   65,000
      Security Deposits                                                              11,000
                                                                                  ----------

          Total Other Assets                                                         76,000
                                                                                 ----------

TOTAL ASSETS                                                                     $1,205,000
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                             $  313,000
      Accounts Payable and Accrued Expenses                                         199,000
      Deferred Revenue                                                               96,000
                                                                                 ----------
          Total Current Liabilities                                                 608,000
                                                                                 ----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2001                             144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
          and Outstanding 13,720,622 in 2001                                         14,000
      Additional Paid in Capital                                                  1,411,000
      Retained Earnings (Accumulated Deficit)                                      (973,000)
                                                                                 ----------
STOCKHOLDERS' EQUITY                                                                597,000
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,205,000
                                                                                 ==========

                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES 3

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                 Three Months Ended     Three Months Ended
                                                      March 31,              March 31,
                                                        2001                   2000
                                                     ----------             ----------
NET SALES                                             $734,000              $1,194,000
                                                     ----------             ----------
COSTS AND EXPENSES
      Operating Costs                                   79,000                 151,000
      Selling, General and Administrative              741,000                 809,000
      Depreciation and Amortization                     37,000                  40,000
                                                     ----------              ----------

          Total Costs and Expenses                     858,000               1,000,000
                                                     ----------              ----------

OTHER INCOME (EXPENSES)
      Interest Income                                    2,000                   4,000
      Interest Expense                                  (8,000)                (12,000)
                                                     ----------              ----------

          Total Other Expense                           (6,000)                 (8,000)
                                                     ----------              ----------

NET INCOME (LOSS)                                   $ (129,000)              $  186,000
                                                    ===========              ==========


INCOME (LOSS) PER COMMON SHARE                      $    (0.01)              $     0.01
                                                    ===========              ==========


Weighted Average Number of Shares Outstanding       13,720,000               13,703,000


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                           Three Months Ended    Three Months Ended
                                                                                March 31,            March 31,
                                                                                  2001                2000
                                                                             --------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                                        $(129,000)           $ 186,000
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization                                       41,000               40,000

      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                                    140,000             (116,000)
          Inventory                                                               (1,000)                   0
         Prepaid Expenses & Other Current Assets                                  67,000               (8,000)
          Security Deposits                                                       (1,000)                   0
          Accounts Payable and Accrued Expenses                                 (121,000)              51,000
          Deferred Revenue                                                             0              (43,000)
                                                                               ---------            ---------

              Total Adjustments                                                  124,000              (77,000)
                                                                               ---------            ---------

              Net Cash Provided by (Used in) Operating Activities                 (5,000)             110,000
                                                                               ---------            ---------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                                    (18,000)             (30,000)
                                                                               ---------            ---------

              Net Cash Used in Investing Activities                              (18,000)             (30,000)
                                                                               ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES

              Capitalized Lease Obligations                                            0               (1,000)

      Repayment to Line of Credit                                                (21,000)                   0
                                                                               ---------            ---------

              Net Cash Used by Financing Activities                              (21,000)              (1,000)
                                                                               ---------            ---------

NET INCREASE IN CASH                                                             (44,000)              79,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 358,000              352,000
                                                                               ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 314,000            $ 431,000
                                                                               =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                                       8,000               12,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2001


1.   Basis of Presentation

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments)necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2000 consolidated financial statements and related notes included in the Company's year end certified financial statement. The results of operations for the three months are not necessarily indicative of the operating results for the full year.


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

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2001




4.    Segment Information

                                                   Three Months Ended   Three Months Ended
                                                        March 31,           March 31,
                                                          2001                2000
                                                       ----------          ----------
Revenue
    Multi-Media                                        $  401,000         $  970,000
    Continuing professional education                     333,000             224,000
                                                       ----------         -----------
         Total Consolidated Revenue                    $  734,000         $ 1,194,000
                                                       ----------         -----------

Net Income
    Multi-Media                                        $ (213,000)        $  239,000
    Continuing professional education                      84,000            (53,000)
                                                       ----------         -----------
         Total Consolidated Net Income (Loss)          $ (129,000)        $  186,000
                                                       ----------         -----------

Assets
    Multi-Media                                        $1,064,000         $1,632,000
    Continuing professional education                     141,000            187,000
                                                       ----------         -----------
         Total Consolidated Net Assets                 $1,205,000         $1,819,000
                                                       ----------         -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended March 31, 2001 and March 31, 2000

     Arc's net sales for the three months ended March 31, 2001 and 2000 were $734,000 and $1,194,000 respectively, a decrease of 38 percent. In Arc's multi-media segment, sales for the three months ended March 31, 2001 and 2000 were $401,000 and $970,000 respectively, a decrease of 59 percent. In its continuing education segment, sales for the three months ended March 31, 2001 and 2000 were $333,000 and $224,000 respectively, an increase of 49 percent.

     Revenue decline was driven by the loss of two major customers and decreases in sales volume from three other customers. The loss of the two customers was due to the mergers of these companies to larger organizations. This represented a loss of $213,000 in revenue. In addition three other major customer's revenues decreased from $405,000 to $208,000. Within the multi-media segment, (1) web site development revenue decreased $75,000 (or 48 %), (2) full interactive multi-media development decreased $487,0000 (or 61%) and, (3) professional services revenue decreased $7,000 (or 58%).

     The increase in revenue for continuing professional education, is primarily due to the capability of delivering live educational seminars through its distance learning company.

     Operating costs for the three months ended March 31, 2001 and 2000 were $79,000 and $151,000 respectively. The decrease is due to the overall revenue declines across Arc's core businesses

     Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $741,000 and $809,000 respectively. Selling, general and administrative expenses for 2001 decreased $68,000 (or 8%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

     Depreciation and amortization expenses for the three months ended March 31, 2001 and 2000 were $37,000 and $40,000 respectively, a slight decrease of 1 percent.

     Net (loss) income for the three months ended March 31, 2001 and 2000 amounted to ($130,000) and $186,000 respectively. Decrease in revenues was the primary factor for the decrease in net income. As a result, earnings (loss) per share were ($0.01) for the three months ended March 31, 2001 compared to $0.01 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Cash flow used by operations for the three months ended March 31, 2001 was $5,100. The Company believes that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity through 12/31/01.

     The Company maintains a line of credit of $750,000. As of March 31, 2001, $436,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital.

     Cash flow from investing activities was negative for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2001 was $18,000 used for capital expenditures. Financing cash flows were used to reduce the line of credit by $21,000.

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


Date: May 15, 2000                               ARC COMMUNICATIONS INC.



                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                        Michael Rubel
                                                        Chief Operating Officer

PART  II.  OTHER INFORMATION

Item 1.  Exhibits and Reports on Form 8-K

          a) A Form 8-K, dated May 10, 2001, was filed reporting the change of Director which occurred on April 10, 2001.