Form 10QSB
period 2001-06-30
ARC COMMUNICATIONS INC
filed 2001-08-13
CIK 1021096

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended June 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the Issuer's common stock as of August 8, 2001 was 13,720,622.

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of June 30, 2001 .......    3

         b)      Consolidated Statements of Operations for the Three and
                 Six Months Ended June 30, 2001 and 2000 ...............    4

         c)      Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2001 and 2000 ...............    5

         d)      Notes to Consolidated Financial Statements ............. 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations .............................. 8 to 9



Signature ...............................................................   10

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED




                                     ASSETS
                                                                                June 30,
                                                                                 2001
                                                                              -----------
URRENT ASSETS

      Cash and Cash Equivalents                                               $   168,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $51,000                                                              429,000
      Inventory                                                                     1,000
      Prepaid Expenses and Other Receivables                                       14,000
      Other Receivables                                                            38,000
                                                                              -----------
          Total Current Assets                                                    650,000
                                                                              -----------

PROPERTY AND EQUIPMENT-NET                                                        325,000

OTHER ASSETS
      Goodwill-Net                                                                 62,000
      Security Deposits                                                            12,000
                                                                              -----------

          Total Other Assets                                                       74,000
                                                                              -----------

TOTAL ASSETS                                                                  $ 1,049,000
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                          $   314,000
      Accounts Payable and Accrued Expenses                                       229,000
      Deferred Revenue                                                             69,000
                                                                              -----------
          Total Current Liabilities                                               612,000
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2001                           144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
          and Outstanding 13,720,622 in 2001                                       14,000
      Additional Paid in Capital                                                1,411,000
      Retained Earnings (Accumulated Deficit)                                  (1,132,000)
                                                                              -----------
STOCKHOLDERS' EQUITY                                                              437,000
                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 1,049,000
                                                                              ===========


                                        ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        UNAUDITED


                                                  6 Months Ended    6 Months Ended    3 Months Ended     3 Months Ended
                                                     June 30,           June 30,           June 30,           June 30,
                                                       2001               2000               2001               2000
                                                   ------------      ------------      ------------      ------------
NET SALES                                          $  1,387,000      $  2,515,000      $    653,000      $  1,321,000

COSTS AND EXPENSES
           Operating Costs                              126,000           424,000            47,000           273,000
           Selling, General and Administrative        1,469,000         1,638,000           728,000           829,000
           Depreciation and Amortization                 72,000            80,000            35,000            40,000
                                                   ------------      ------------      ------------      ------------

                     Total Costs and Expenses         1,667,000         2,142,000           810,000         1,142,000
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES)
           Interest Income                                3,000             8,000             1,000             4,000
           Interest Expense                             (14,000)          (23,000)           (6,000)          (11,000)
                                                   ------------      ------------      ------------      ------------

                     Total Other Expense                (11,000)          (15,000)           (5,000)           (7,000)
                                                   ------------      ------------      ------------      ------------

NET INCOME                                         $   (291,000)     $    358,000      $   (162,000)     $    172,000
                                                   ============      ============      ============      ============

BASIC AND DILUTED
INCOME PER COMMON SHARE                            $      (0.02)     $       0.03      $      (0.01)     $       0.01
                                                   ============      ============      ============      ============
                                                     13,721,000        13,712,000        13,721,000        13,713,000
Weighted Average Number of Shares Outstanding



See Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         UNAUDITED

                                                                 June 30,       June 30,
                                                                   2001           2000
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                          $(289,000)     $ 358,000
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization                         72,000         80,000
             Bad Debt                                                              21,000
             Issuance of Options for Professional Services           4,000

      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                      118,000       (172,000)
          Inventory                                                      0          4,000
          Prepaid Expenses & Other Current Assets                   11,000         (4,000)
          Other Receivable                                         (16,000)        (2,000)
          Cost in Excess of Billings                                65,000              0
          Due from Related Party                                         0         28,000
          Capitalized LeasedObligations                                  0         (2,000)
          Accounts Payable and Accrued Expenses                    (91,000)        14,000
          Billings in Excess of Costs                              (27,000)
          Deferred Revenue                                               0         56,000
                                                                 ---------      ---------

              Total Adjustments                                    136,000         23,000
                                                                 ---------      ---------

              Net Cash Used by Operating Activities               (153,000)       381,000
                                                                 ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                      (16,000)       (82,000)
                                                                 ---------      ---------

              Net Cash Used in Investing Activities                (16,000)       (82,000)
                                                                 ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Line of Credit                                               (200,000)
      Repayment to Line of Credit                                  (21,000)             0
                                                                 ---------      ---------

              Net Cash Used by Financing Activities                (21,000)      (200,000)
                                                                 ---------      ---------

NET INCREASE IN CASH                                              (190,000)        99,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   358,000        352,000
                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 168,000      $ 451,000
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                        14,000         23,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2001


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

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 June 30, 2001




4.    Segment Information


                                                 Six Months Ended  Six Months Ended
                                                      June 30,         June 30,
                                                        2001            2000
                                                   -----------      -----------
Revenue

    Multi-Media                                    $   766,000      $ 2,041,000
    Continuing professional education                  622,000          474,000
                                                   -----------      -----------
         Total Consolidated Revenue                $ 1,388,000      $ 2,515,000
                                                   -----------      -----------

Net Income
    Multi-Media                                    $  (376,000)     $   407,000
    Continuing professional education                   86,000          (49,000)
                                                   -----------      -----------
         Total Consolidated Net Income (Loss)      $  (290,000)     $   358,000
                                                   -----------      -----------

Assets
    Multi-Media                                    $   857,000      $ 1,613,000
    Continuing professional education                  192,000          204,000
                                                   -----------      -----------
         Total Consolidated Net Assets             $ 1,049,000      $ 1,817,000
                                                   -----------      -----------

     Item 2. Management's Discussion and Analysis of Financial Condition and
                                Plan of Operation

                Six Months Ended June 30, 2001 and June 30, 2000


         Arc's net sales for the six months ended June 30, 2001 and 2000 were $1,387,000 and $2,515,000 respectively, a decrease of 45 percent. In Arc's multi-media segment, sales for the six months ended June 30, 2001 and 2000 were $766,000 and $2,041,000 respectively, a decrease of 62 percent. In its continuing education segment, sales for the six months ended June 30, 2001 and 2000 were $622,000 and $474,000 respectively, an increase of 40 percent.

         Revenue decline was driven by the loss of three major customers and decreases in sales volume from three other customers. The loss of the three customers was due to the mergers of two companies to larger organizations and the third ceasing operations. This represented a loss of $708,000 in revenue. In addition three other major customer's revenues had a decrease of $491,000 in revenue.

         The increase in revenue for continuing professional education, is primarily due to the capability of delivering live educational seminars through its distance learning company.

         Operating costs for the six months ended June 30, 2001 and 2000 were $126,000 and $424,000 respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

         Selling, general and administrative expenses for the six months ended June 30, 2001 and 2000 were $1,469,000 and 1,638,000 respectively. Selling, general and administrative expenses for 2001 decreased $169,000 (or 10%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

         Depreciation and amortization expenses for the six months ended June 30, 2001 and 2000 were $72,000 and $80,000 respectively, a decrease of 10 percent.

         Net (loss) income for the six months ended June 30, 2001 and 2000 amounted to ($289,000) and $358,000 respectively. Decrease in revenues was the primary factor for the decrease in net income. As a result, earnings (loss) per share were ($0.02) for the six months ended June 30, 2001 compared to $0.03 for the six months ended June 30, 2000.

Three Months Ended June 30, 2001 and June 30, 2000

         Arc's net sales for the three months ended June 30, 2001 were $653,000, a decrease of $668,000 or 51% from $1,321,000 of net sales for the three months ended June 30, 2000. In Arc's multi-media segment, sales for the three months ended June 30,

2001 and 2000 were $365,000 and $1,071,000 respectively, a decrease of 66 percent. In its continuing education segment, sales for the three months ended June 30, 2001 and 2000 were $289,000 and $250,000 respectively, an increase of 16 percent.

         Revenue decline was driven by the loss of two major customers and decreases in sales volume from three other customers. The loss of the two customers was due to the mergers of one company with a larger organization and the other ceasing operations. This represented a loss of $495,000 in revenue. In addition three other major customer's revenues decreased $294,000.

         Operating costs for the three months ended June 30, 2001 and 2000 were $47,000 and $273,000, respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

         Selling, general and administrative expenses for the three months ended June 30, 2001 decreased to $728,000, a decrease of $101,000 or 12%, from the $829,000 of expenses for the three months ended June 30, 2000. This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

         Depreciation and amortization expenses for the three months ended June 30, 2001 and 2000 were $35,000 and $40,000 respectively, a decrease of 13 percent.

         Net (loss) for the three months ended June 30, 2001 of ($160,000) represents a decrease of $372,000 from the net income reported for the three months ended June 30, 2000. Decrease in revenues was the primary factor for the decrease in net income. As a result, earnings (loss) per share were ($0.01) compared to $0.01 for the same period in 2000.


Liquidity and Capital Resources

         Cash flow used by operations for the six months ended June 30, 2001 was $153,000. The Company believes that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term.

         The Company maintains a line of credit of $750,000. As of June 30, 2001, $436,000 of the line of credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital.

         Cash flow from investing activities was negative for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2001 was $16,000 used for capital expenditures. Financing cash flows were used to reduce the line of credit by $21,000.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2001                            ARC COMMUNICATIONS INC.



                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                        Michael Rubel
                                                        Chief Operating Officer