Form 10QSB
period 2001-09-30
ARC COMMUNICATIONS INC
filed 2001-11-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended September 30, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the Issuer's common stock as of November 12, 2001 was 13,720,622.

                                                                              Page
                                                                              ----
ARC COMMUNICATIONS INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of September 30, 2001  .......    3

         b)      Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 2001 and 2000 ............   4

         c)      Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2001 and 2000 ................   5

         d)      Notes to Consolidated Financial Statements ................... 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations .................................... 8 to 9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                                                  Sept 30,
                                                                                    2001
                                                                                 ----------
CURRENT ASSETS

      Cash and Cash Equivalents                                                  $   60,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $51,000                                                                400,000
      Inventory                                                                       1,000
      Prepaid Expenses and Other Receivables                                         19,000
      Other Receivables                                                              38,000
                                                                                 ----------
          Total Current Assets                                                      518,000
                                                                                 ----------

PROPERTY AND EQUIPMENT-NET                                                          295,000

OTHER ASSETS
      Goodwill-Net                                                                   60,000
      Security Deposits                                                              12,000
                                                                                  ----------

          Total Other Assets                                                         72,000
                                                                                 ----------

TOTAL ASSETS                                                                      $ 885,000
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                             $  339,000
      Accounts Payable and Accrued Expenses                                         296,000
      Deferred Revenue                                                               47,000
                                                                                 ----------
          Total Current Liabilities                                                 731,000
                                                                                 ----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2001                             144,000
      Common Stock, $.001 Par Value; 45,000,000 Shares Authorized;
               13,720,622 Issued and Outstanding in 2001                             14,000
      Additional Paid in Capital                                                  1,412,000
      Accumulated Deficit                                                        (1,367,000)
                                                                                 ----------
STOCKHOLDERS' EQUITY                                                                203,000
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  885,000
                                                                                 ==========

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED




                                                              9 Months Ended     9 Months Ended    3 Months Ended     3 Months Ended
                                                                 Sept 30,           Sept 30,           Sept 30,           Sept 30,
                                                                   2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
NET SALES                                                      $ 1,901,000        $ 3,418,000        $   514,000        $   903,000

COSTS AND EXPENSES
           Operating Costs                                         238,000            519,000            112,000             95,000
           Selling, General and Administrative                   2,064,000          2,539,000            596,000            901,000
           Depreciation and Amortization                           108,000            113,000             36,000             33,000
                                                               -----------        -----------        -----------        -----------

                     Total Costs and Expenses                    2,410,000          3,171,000            744,000          1,029,000
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES)
           Interest Income                                           4,000             11,000              1,000              3,000
           Interest Expense                                        (20,000)           (24,000)           ( 6,000)            (1,000)
                                                               -----------         -----------        -----------        -----------

                     Total Other Expense                           (16,000)           (13,000)            (5,000)            (2,000)
                                                               -----------         -----------        -----------        -----------

NET INCOME                                                     $  (525,000)        $  260,000        $ (235,000)        $ (124,000)
                                                               ===========         ===========        ===========        ===========

BASIC AND DILUTED
INCOME PER COMMON SHARE                                        $    (0.04)        $      0.02        $     (0.02)        $    (0.01)
                                                               ===========         ===========        ===========        ===========
                                                                13,721,000         13,712,000         13,721,000         13,713,000

Weighted Average Number of Shares Outstanding

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                       Sept 30,       Sept 30,
                                                                         2001           2000
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                               $(525,000)      $ 234,000
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization                             108,000         113,000
                   Bad Debt                                                   0          21,000
                   Issuance of Options for Professional Services              0           3,000
      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                           166,000        (143,000)
          Inventory                                                           0           4,000
          Prepaid Expenses & Other Current Assets                       (25,000)        (24,000)
          Other Receivable                                                6,000               0
               Cost in Excess of Billings                                67,000               0
          Due from Related Party                                              0               0
Capitalized Leased Obligations                                                0               0

          Accounts Payable and Accrued Expenses                         (31,000)         60,000
               Billings in Excess of Costs                              (49,000)        124,000
                                                                      ---------       ---------

              Total Adjustments                                         242,000         158,000
                                                                      ---------       ---------

              Net Cash Used by Operating Activities                    (283,000)        392,000
                                                                      ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                           (20,000)       (113,000)
                                                                      ---------       ---------

              Net Cash Used in Investing Activities                     (20,000)       (113,000)
                                                                      ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Line of Credit                                        4,000               0
      Repayment to Line of Credit                                             0        (294,000)
                                                                      ---------       ---------

              Net Cash Used by Financing Activities                       4,000        (294,000)
                                                                      ---------       ---------

NET INCREASE IN CASH                                                   (299,000)        (15,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        358,000         352,000
                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  59,000       $ 337,000
                                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                             20,000          24,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 2001


1.   Basis of Presentation

     In the opinion of Arc Communications Inc. (the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments)necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

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

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 2001




4.    Segment Information

                                                   Nine Months Ended    Nine Months Ended
                                                        Sept 30,            Sept 30,
                                                          2001                2000
                                                       ----------          ----------
Revenue

    Multi-Media                                        $ 1,077,000        $2,656,000
    Continuing professional education                      824,000           762,000
                                                       -----------        -----------
         Total Consolidated Revenue                    $ 1,901,000        $3,418,000
                                                       -----------        -----------

Net Income
    Multi-Media                                        $ (584,000)        $  299,000
    Continuing professional education                      59,000            (65,000)
                                                       ----------         -----------
         Total Consolidated Net Income (Loss)          $ (525,000)        $  234,000
                                                       ----------         -----------

Assets
    Multi-Media                                        $  726,000         $1,328,000
    Continuing professional education                     152,000            368,000
                                                       ----------         -----------
         Total Consolidated Net Assets                 $  878,000         $1,696,000
                                                       ----------         -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Nine Months Ended September 30, 2001 and September 30, 2000

               Our net sales for the nine months ended September 30, 2001 and 2000 were $1,901,000 and $3,418,000 respectively, a decrease of 44 percent. In our multi-media segment, sales for the nine months ended September 30, 2001 and 2000 were $1,077,000 and $2,656,000 respectively, a decrease of 59 percent. In our continuing education segment, sales for the nine months ended September 30, 2001 and 2000 were $824,000 and $762,000 respectively, an increase of 8 percent.

               Revenue decline was driven by the loss of three major customers and decreases in sales volume from three other customers. The loss of the three customers was due to the mergers of two companies with larger organizations and the third ceasing operations. This represented a loss of $974,000 in revenue. In addition three other major customers' revenues had a decrease of $461,000 in revenue.

               The increase in revenue for continuing professional education, is primarily due to the capability of delivering live educational seminars through ArcMesa Educators, our distance learning company.

               Operating costs for the nine months ended September 30, 2001 and 2000 were $238,000 and $519,000 respectively. The decrease is due to the overall revenue declines across our core businesses.

               Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $2,065,000 and 2,539,000 respectively. Selling, general and administrative expenses for 2001 decreased $474,000 (or 18%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

               Depreciation and amortization expenses for the nine months ended September 30, 2001 and 2000 were $108,000 and $113,000, respectively, a decrease of 4 percent.

               Net income (loss) for the nine months ended September 30, 2001 and 2000 amounted to ($524,000) and $234,000, respectively. Decrease in revenues was the primary factor for the decrease in net income. As a result, income
(loss) per share were ($0.04) for the nine months ended September 30, 2001 compared to $0.02 for the nine months ended September 30, 2000.

Three Months Ended September 30, 2001 and September 30, 2000


               Our net sales for the three months ended September 30, 2001 were $514,000, a decrease of $389,000 or 43% from $903,000 of net sales for the three months ended September 30, 2000. In our multi-media segment, sales for the three months ended September 30, 2001 and 2000 were $311,000 and $615,000 respectively, a decrease of 49 percent. In our continuing education segment, sales for the three months ended September 30, 2001 and 2000 were $202,000 and $288,000, respectively, a decrease of 29 percent.

               Revenue decline was driven by the loss of three major customers and decreases in sales volume from three other customers. The loss of the three customers was due to the mergers of two companies with larger organizations and the third ceasing operations. This represented a loss of $230,000 in revenue. In addition three other major customers' revenues decreased $126,000.

               Revenue decline from the second quarter to the third quarter was the result of a decrease in ArcMesa revenue. This occurred for the following reasons: Two pharmaceutical company program sponsorships occurring in the second quarter were project specific and did not result in recurring revenue; One of our professions in our online courses had a renewal deadline of July 31 providing a spike in sales in the second quarter continuing into July but with a resulting drop-off in August and September.

               Operating costs for the three months ended September 30, 2001 and 2000 were $112,000 and $95,000, respectively. This increase is due to an increase in the seminar segment of the continuing education business.

               Selling, general and administrative expenses for the three months ended September 30, 2001 decreased to $596,000, a decrease of $305,000 or 33%, from the $901,000 of expenses for the three months ended September 30, 2000. This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

               Depreciation and amortization expenses for the three months ended September 30, 2001 and 2000 were $36,000 and $33,000, respectively, an increase of 9 percent.

               Net (loss) for the three months ended September 30, 2001 of ($235,000) represents an increase of $111,000 from the net (loss) of ($124,000) reported for the three months ended September 30, 2000. Decrease in revenues was the primary factor for the increase in net (loss). As a result, (loss) per share was ($0.02) compared to ($0.01) for the same period in 2000.

Liquidity and Capital Resources

               Cash flow used by operations for the nine months ended September 30, 2001 was $282,000. The Company cannot be certain that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term.

               We maintain a line of credit of $750,000. As of September 30, 2001, $411,000 of the credit line remains available for future use subject to collateral restrictions. We utilize the line of credit for working capital.

               Cash flow from investing activities was negative for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2001 was $20,000 used for capital expenditures. Financing cash flows were provided from line of credit proceeds of $4,000.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 14, 2001                          ARC COMMUNICATIONS INC.



                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                     Michael Rubel
                                                     Chief Operating Officer