Form 10KSB
period 2001-12-31
ARC COMMUNICATIONS INC
filed 2002-04-01
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]


The issuer's revenue for the fiscal year ended December 31, 2001 was $2,495,000

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,097,729 as of March 21, 2002.

     State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 14,770,622 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding as of March 21, 2002.


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

         Arc Educators is an approved provider of continuing education for the following:


     o Accreditation Council for Continuing Medical Education (ACCME) Category 1 CME
     o    American Council On Pharmaceutical Education (ACPE)
     o    American Nurses Credentialing Center (ANCC)
     o    American Dental Association (ADA)
     o    Academy of General Dentistry (ADA CERP)
     o    American Registry of Radiologic Technologists

  Arc Educators also provides non clinical, custom-designed Continuing Education seminars and conferences that are timely, relevant, convenient, and unique to health care professionals, including physicians, pharmacists, nurses, and dentists.

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




b.   ARC'S STRENGTHS

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

c.   ARC'S STRATEGY

Capitalize on Accomplishments and Market Opportunities
Change

         Arc believes that the proliferation of the Internet will continue to provide substantial opportunities to Arc in spite of the downturn in the industry and that its successfully completed projects will continue to enhance its marketing efforts. Arc's management does not, however, believe that Arc's primary business will be limited to the Internet. Arc has the ability to produce digital content which may be carried over a variety of emerging technologies such as digital satellite and interactive television. Although there is no assurance that any of these technologies will achieve acceptance in the marketplace, Arc believes its services could be utilized over these channels as well.

         Arc also believes that it is well-positioned to make advances in the medical education marketplace. Deploying interactive solutions along with Arc Educators' ability to provide accreditation to its programs Arc believes it has created a differentiator in the market place.

Deploy Leading Technologies

         One of Arc's objectives is to apply both proven and emerging technologies as they become available in order to maximize the effectiveness of its Web site services. Arc has formed informal non-exclusive relationships with key technology providers in an effort to gain access to, and influence the features of, their technologies.

d.   MARKETING


         Arc markets its services directly and seeks to form strategic marketing relationships with third parties. Presently, Arc has 3 employees dedicated to business development. Additionally, 2 of Arc's executive officers spend a portion of their time marketing Arc's services. Arc also seeks to attract new clients through other methods, including referrals from existing clients. Arc seeks to cross-sell its various services to its clients and prospective clients through sales presentations that encourage clients to utilize all of Arc's services.


e.   GOVERNMENT REGULATION

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

f.   COMPETITION

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

         Although Arc believes it has created a differentiator in the marketplace by combining the best attributes of the Communications' group along with the Education group this in no way ensures success in the medical education space. There are numerous competitors which have longer operating histories, more substantial customer relationships and significantly greater financial, managerial, technological, sales, marketing and other resources than the Company.

g.   EMPLOYEES


         At December 31, 2001, Arc had 15 employees, of which all are full-time employees. Full-time employees include 4 in strategic planning, executive management, business development; 2 account managers; 4 creative, production and programming personnel, in addition to 5 administrative staff.


Item 2. Description of Property

     The Company maintains its sole corporate offices at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724 (the "Office"). The Office is comprised of 7,209 square feet with monthly rent of $11,414 (the "Lease")and the Company has exercised its option for five more years commencing on December 1, 2001. In addition the Company has added 1,949 square feet of rentable space at a monthly rent of $3,086 which it now subleases to FCT America Limited for a term of five years at a monthly rent of $3,086.


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

Item 4. Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the fourth quarter of the 2001 Fiscal Year.


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

SYMBOL            TIME PERIOD                         LOW BID          HIGH BID

ACOC

                  January 1 - March 31, 2000           .1875           2.50
                  April 1 - June 30, 2000              .50             1.25
                  July 1 - September 30, 2000          .44              .81
                  October 1 - December 31, 2000        .03              .31
                  January 1, 2001 - March 21, 2001     .06              .38
                  April 1 - June 30, 2001              .04              .11
                  July 1 - September 30, 2001          .02              .11
                  October 1 - December 31, 2001        .01              .12
                  January 1 - March 12, 2002           .02               .10



ACOCP

                  January 1 - March 31, 2000           .1875            .875
                  April 1 - June 30, 2000              .0625            .125
                  July 1 - September 30, 2000          .0625            .31
                  October 1 - December 31, 2000        .02              .31
                  January 1, 2001 - March 31, 2001     .02              .02
                      April 1 - June 30, 2001          .01              .02
                  July 1 - September 30, 2001          .003             .01
                  October 1 - December 31, 2001        .003             .08
                  January 1 - March 12, 2002           .003             .085




         The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


         OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD. As of December 31, 2001, 13,770,622 shares of Common Stock issued and outstanding which were held of record by 268 persons. As of December 31, 2001, 720,000 shares of preferred stock issued and outstanding which were held of record by 6 persons.

         DIVIDENDS. Since its inception, the Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock: 9% Cumulative, Convertible, Redeemable Preferred Stock. As of December 31, 2001 accrued but unpaid preferred stock dividends aggregated $30,000.00. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.


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


          In February 2001 the Company issued 2,500 shares of common stock for payment for marketing consulting services.

          In February 2001 the Company issued 5,000 shares of common stock to an employee for compensation for moving to New Jersey from Florida.

          In November 2001 the Company issued 1,000,000 shares of common stock to certain employees for compensation.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Years Ended December 31, 2001 and December 31, 2000

         Arc's net sales for the years ended December 31, 2001 and 2000 were $2,482,000 and $4,206,000 respectively, a decrease of 41 percent. In Arc's multi-media segment, sales for the years ended December 31, 2001 and 2000 were $1,369,000 and $3,183,000 respectively, a decrease of 57 percent. In its continuing education segment, sales for the years ended December 31, 2001 and 2000 were $1,113,000 and $1,023,000 respectively, an increase of 9 percent.

         Revenue decline was driven by the loss of three major customers and decreases in sales volume from three other customers. The loss of the three customers were due to the mergers of two companies to larger organizations and the third ceasing operations. This represented a loss of $1,221,000 in revenue. In addition three other major customer's revenues had a decrease of $512,000 in revenue.

         The increase in revenue for continuing professional education, is primarily due to the capability of delivering live educational seminars through its distance learning company and the continued growth of our online continuing education courses.

         Operating costs for the years ended December 31, 2001 and 2000 were $277,000 and $745,000 respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

         Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $2,786,000 and 3,392,000 respectively. Selling, general and administrative expenses for 2001 decreased $606,000 (or 18%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues along with the continuing slashing of overhead to get it inline with the revenue declines.

         Depreciation and amortization expenses for the years ended December 31, 2001 and 2000 were $156,000 and $153,000 respectively, a modest increase of 2 percent.

         Net loss for the years ended December 31, 2001 and 2000 amounted to $741,000 and $100,000 respectively. Decrease in revenues was the primary factor for the decrease in net income. As a result, loss per share were $0.05 for the year ended December 31, 2001 compared to the loss of $0.01 for the year ended December 31, 2000.

Liquidity and Capital Resources

         Cash flow used by operations for the year ended December 31, 2001 was $399,000. The Company believes that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. If revenues continue to decline the company will have to seek additional financial. To this end the company has secured a commitment from a high net worth investor for working capital as needed up to $250,000.

         The Company maintains a line of credit of $750,000. As of December 31, 2001, $311,000 of the line credit remains available for future use subject to collateral restrictions. The Company utilizes the line of credit for working capital.

         Cash flow from investing activities was negative for the year ended December 31, 2001. Net cash used in investing activities for the year ended December 31, 2001 was $19,000 used for capital expenditures. The company increased its credit usage by $104,000 for working capital.

Item 7.  Financial Statements

Please see the attached consolidated financial statements.

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Contents

                                                                           Page
                                                                           ----

Consolidated Financial Statements

   Independent auditors' report                                             F-2

   Balance sheet as of December 31, 2001                                    F-3

   Statements of operations for the years ended
      December 31, 2001 and 2000                                            F-4

   Statements of changes in stockholders' equity
      for the years ended December 31, 2001 and 2000                        F-5

   Statements of cash flows for the years ended
      December 31, 2001 and 2000                                            F-6

   Notes to financial statements                                            F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Arc Communications Inc.
Tinton Falls, New Jersey


We have audited the accompanying consolidated balance sheet of Arc Communications Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arc Communications Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Richard A. Eisner & Company, LLP
-----------------------------------
Richard A. Eisner & Company, LLP

Florham Park, New Jersey
March 7, 2002


ARC COMMUNICATIONS INC. AND SUBSIDIARIES


Consolidated Balance Sheet
December 31, 2001

ASSETS
Current assets:
   Cash and cash equivalents                                                                $    44,000
   Accounts receivable - net                                                                    905,000
   Other assets                                                                                   4,000
   Prepaid expenses and other current assets                                                      2,000
                                                                                            -----------

      Total current assets                                                                      955,000

Property and equipment, net                                                                     249,000

Other assets                                                                                     23,000
                                                                                            -----------

                                                                                            $ 1,227,000

LIABILITIES
Current liabilities:
   Advances under line of credit                                                            $   439,000
   Accounts payable and accrued expenses                                                        221,000
   Deferred revenue                                                                             549,000
                                                                                            -----------

      Total current liabilities                                                               1,209,000
                                                                                            -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 9% cumulative, stated value $.20; 5,000,000 shares authorized; 720,000
   shares issued and outstanding (at liquidating value)                                         144,000
Common stock, no par value, stated value $.001; 45,000,000 shares authorized;
   14,770,632 shares issued and outstanding                                                      15,000
Additional paid-in capital                                                                    1,443,000
Accumulated deficit                                                                          (1,584,000)
                                                                                            -----------

      Total stockholders' equity                                                                 18,000
                                                                                            -----------

                                                                                            $ 1,227,000

See notes to consolidated financial statements

Consolidated Statements of Operations

                                                   Year Ended December 31,
                                               ----------------------------
                                                   2001              2000
                                               -----------      -----------
Net sales                                      $ 2,482,000      $ 4,206,000
                                               -----------      -----------

Costs and expenses:
   Operating costs                                 277,000          745,000
   Selling, general and administrative           2,786,000        3,392,000
   Depreciation and amortization                   156,000          153,000
                                               -----------      -----------

      Total costs and expenses                   3,219,000        4,290,000
                                               -----------      -----------

Other income (expense):
   Interest income                                   9,000           16,000
   Interest expense                                (25,000)         (32,000)
   Other income                                     12,000
                                                                -----------

      Total other expense                           (4,000)         (16,000)
                                               -----------      -----------

Net loss                                       $  (741,000)     $  (100,000)
                                               ===========      ===========

Net loss available for common stockholders     $  (754,000)     $  (113,000)
                                               ===========      ===========

Basic and diluted loss per share               $     (0.05)     $     (0.01)
                                               ===========      ===========


See notes to consolidated financial statements
                                      F-4



Consolidated Statements of Changes in Stockholders' Equity


                                         Preferred Stock           Common Stock
                                      --------------------     --------------------                                        Total
                                      Shares                  Shares                    Additional       Accumulated   Stockholders'
                                      Issued      Amount      Issued       Amount    Paid-in Capital       Deficit         Equity
                                     -------     ---------  ----------    --------     -----------     -----------     ----------
Balance, January 1, 2000                720,000  $ 144,000   13,703,132   $ 14,000     $ 1,375,000     $  (743,000)      $790,000

Issuance of options for services
   rendered                                                                                 29,000                         29,000

Issuance of common stock as
   compensation                                                  10,000                      3,000                          3,000

Net loss                                                                                                  (100,000)      (100,000)
                                     -------     ---------  ----------    --------     -----------     -----------     ----------

Balance, December 31, 2000            720,000    $ 144,000   13,713,132   $ 14,000     $ 1,407,000     $  (843,000)      $722,000
                                     =======     =========  ==========    ========     ===========     ===========     ==========

Issuance of options for services
   rendered                                                                                  4,000                          4,000

Issuance of common stock for
   services rendered                                             55,000                      3,000                          3,000

Issuance of common stock as
   compensation                                               1,002,500      1,000          29,000                         30,000

Net loss                                                                                                  (741,000)      (741,000)
                                     -------     ---------  ----------    --------     -----------     -----------     ----------

Balance, December 31, 2001           720,000     $ 144,000  14,770,632    $ 15,000     $ 1,443,000     $(1,584,000)    $   18,000
                                     =======     =========  ==========    ========     ===========     ===========     ==========

See notes to consolidated financial statements


Consolidated Statements of Cash Flows

                                                                             Year Ended December 31,
                                                                           -------------------------
                                                                              2001           2000
                                                                           ---------      ---------
Cash flows from operating activities:
Net loss                                                                   $(741,000)     $(100,000)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                        156,000        153,000
        Write-off of goodwill                                                 57,000
        Provision for uncollectible accounts                                  34,000         61,000
        Issuance of options for professional services                          4,000         29,000
        Issuance of common stock as compensation                              33,000          3,000
        Changes in:
           Accounts receivable                                              (392,000)       116,000
           Prepaid expenses and other current assets                          39,000         (8,000)
           Security deposits                                                  (4,000)        (3,000)
           Due from employees                                                  5,000
           Accounts payable and accrued expenses                             (99,000)         5,000
           Other receivables/liabilities                                     514,000         10,000
                                                                           ---------      ---------

              Net cash (used in) provided by operating activities           (399,000)       271,000

Cash flows from investing activity:
   Expenditures for property and equipment                                   (19,000)      (156,000)

Cash flows from financing activity:
   Proceeds from (repayments to) line of credit                              104,000       (109,000)
                                                                           ---------      ---------

Net (decrease) increase in cash and cash equivalents                        (314,000)         6,000
Cash and cash equivalents - beginning of year                                358,000        352,000
                                                                           ---------      ---------

Cash and cash equivalents - end of year                                    $  44,000      $ 358,000
                                                                           =========      =========

Supplemental disclosures of cash flow information:
   Interest                                                                $  25,000      $  32,000


See notes to consolidated financial statements

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



NOTE A - ORGANIZATION AND DESCRIPTIONS OF BUSINESS

Arc Communications Inc. (the "Company") is a full-service marketing consulting and New Media design firm specializing in sports marketing, technology and the pharmaceutical industry. Services include marketing, consulting, website development, electronic commerce, interactive multi-media, graphics design and imaging.

The Company, through its subsidiaries, electronically publishes interactive educational and reference material for the medical and dental professions, provides on-line continuing professional education to the medical, dental and funeral director's professions and provides on-line personal medical information.

As a result of the reduction in the multimedia segment during the year ended December 31, 2001, the Company has reduced its operating costs and selling, general and administrative expenses to levels commensurate with the reduced volume and anticipates that the cash flow from operations and borrowings available under its line of credit will be sufficient to continue maintain operations for the next twelve months. Additionally, the Company has a commitment from an investor to infuse up to $250,000 should the Company need additional funds to operate.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions.

[2]    Cash and cash equivalents:

       The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

       The Company maintains cash balances in various financial institutions. Management periodically evaluates the credit worthiness of such institutions.

[5]    Allowance for doubtful accounts:

       The Company establishes an allowance for uncollectible trade accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts is $52,000 as of December 31, 2001.

[4]    Per share information:

       Basic earnings (loss) per share is computed by dividing income available to common stockholders (net income or loss adjusted for preferred stock dividends of $13,000 in each year) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the exercise of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period. The weighted average number of common shares outstanding for the year ended December 31, 2001 and 2000 aggregated 13,849,000 and 13,713,000, respectively; options (1,725,000 in 2001 and 1,555,000 in 2000) have been excluded since they are anti dilutive.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

[5]    Property and equipment:

       Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5 years. Leasehold improvements are amortized over the shorter of the lease term or the lives of the respective asset.

[6]    Goodwill:

       The carrying value of goodwill is analyzed quarterly by the Company based upon the expected cash flows of the acquired enterprise. At December 31, 2001, the Company determined that the asset is impaired due to the continual professional education segment's negative book value and net loss. As a result, the Company wrote off the remaining unamortized balance aggregating $57,000. Amortization expense amounted to $10,000 for each of the years ended December 31, 2001 and December 31, 2000.

[7]    Revenue recognition:

       The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion. Revenue from continuing professional education courses is recognized upon the scoring of the related test. Revenue from seminars is recognized upon the completion of the seminar.

[8]    Stock-based compensation:

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plan.

[9]    Advertising:

      The Company follows the policy of charging the costs of advertising to expense as incurred. During 2001 and 2000, the Company recorded advertising expense of $9,000 and $33,000, respectively.


[10]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 consists of:

          Equipment and furniture                       $   1,018,000
          Leasehold improvements                              108,000
                                                        -------------
                                                            1,126,000
          Accumulated depreciation                           (877,000)
                                                        --------------

                                                        $     249,000
                                                        =============


Depreciation expense aggregated $146,000 and $143,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE D - ADVANCES UNDER LINE OF CREDIT

Advances under a $750,000 line of credit bear interest at the bank's prime rate plus .5% and are collateralized by the Company's accounts receivable. The line of credit is due on demand.


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are:


          Accounts payable                              $    162,000
          Accrued payroll                                     57,000
          Other                                                2,000
                                                          ----------

                                                        $    221,000
                                                        ============


NOTE F - INCOME TAXES

The significant components of the Company's deferred tax asset and liability as of December 31, 2001 are as follows:

          Deferred income tax asset:
             Net operating losses carryforwards         $    677,000
             Other                                            23,000
                                                        ------------
                                                             700,000

          Deferred income tax liability:
             Accrual to cash adjustment                      (55,000)
             Property and equipment                            7,000
                                                        ------------
                                                             (48,000)
          Net deferred tax asset                             652,000
          Valuation allowance                               (652,000)
                                                        -------------

          Net deferred tax asset                        $          0
                                                        ============

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

The significant components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                        2001           2000
                                                    ----------      ----------
          Deferred:
             Federal                                $  254,000      $   16,000
             State                                      74,000           4,000
             Change in valuation allowance            (328,000)        (20,000)
                                                    ----------     -----------

                Total deferred income taxes         $       0       $        0
                                                    =========       ==========


As of December 31, 2001, the Company has net operating loss carryforwards of approximately $1,730,000 for federal income tax purposes, which expire through 2021.

The difference between the statutory federal income tax rate (tax benefit) on the Company's pre-tax loss and the Company's effective income tax rate is summarized as follows:

                                                       2001                2000
                                                       ----                ----

          Statutory federal income tax rate           (34.0)%            (34.0)%
          Prior year overaccrual                                           9.6
          Nondeductible expenses                         .4                3.0
          Other                                         (.7)               7.4
          Increase in valuation allowance              34.3               14.0
                                                     -------            ------

          Effective income tax rate                       0%                 0%
                                                     ======             ======



NOTE G - RELATED PARTY TRANSACTION

Legal fees paid to corporate counsel, with which the son of a director/shareholder is affiliated, were $9,000 and $17,000 for 2001 and 2000, respectively.


NOTE H - STOCKHOLDERS' EQUITY

[1]      Common stock:

       During 2000, the Company issued 10,000 shares of common stock to an employee and recorded an expense of $3,000 as fair value on the date of issuance.

       During 2001, the Company issued 55,000 shares of common stock for consulting services rendered and recorded an expense of $3,000 based on the fair value of the common stock on the dates of issuance. Additionally, the Company issued 1,002,500 shares of common stock to certain employees and recorded an expense of $30,000 based on the market value of the common stock on the dates of issuance.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

[2]    Preferred stock:

       Dividends in arrears as of December 31, 2001 aggregated $ 43,000.

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

       The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and net loss per share for 2001 would have been approximately ($767,000) and $(.06), respectively and for 2000 pro forma net loss and net loss per share would have approximated ($235,000) and $(.02), respectively. The weighted average fair value of the options granted during 2001 and 2000 were $.01 and $.40 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 120% and 480%, expected life 4 years, risk free interest rate of approximately 3.91% and 6.3%.

The following table summarizes stock options transactions:

                                                                 Year Ended December 31,
                                                ----------------------------------------------------
                                                         2001                         2000
                                                -----------------------        ---------------------
                                                               Weighted                     Weighted
                                                                Average                      Average
                                                               Exercise                     Exercise
                                                 Shares          Price         Shares         Price
                                                 ------          -----         ------         -----
   Options:
      Outstanding at beginning
        of year                                 1,330,000        $0.50         1,250,000      $0.50
      Granted                                     490,000         0.01           200,000       0.50
      Cancelled                                  (320,000)        0.50          (120,000)      0.50
                                                ---------                      ---------

      Outstanding at end of year                1,500,000        $0.34         1,330,000      $0.50
                                                =========                      =========

      Exercisable at year end                     935,000          $0.43         715,000       $0.50
                                               ==========                      ========

During the year ended December 31, 2001, the board of directors granted options on the Company's common stock when combined with previous grants exceeded the number of shares available under the plan. Accordingly an option on 10,000 shares could not be granted until other options were cancelled or authorized shares under the plan was increased. In February 2002, certain options were cancelled and these issued.

The following table summarizes information about stock options outstanding for which the Company has an obligation to issue shares of common stock as of December 31, 2001:


                                              Options Outstanding                         Options Exercisable
                                ----------------------------------------------        --------------------------
                                   Number                                                Number
                                Outstanding         Weighted          Weighted        Exercisable       Weighted
              Range of             as of             Average          Average            as of           Average
              Exercise          December 31,        Remaining         Exercise        December 31,      Exercise
               Prices               2001         Life (in Years)       Price              2001            Price
               ------               ----         ---------------       -----              ----            -----

               $0.50             1,010,000            1.15             $0.50              810,000         $0.43
               $0.01               490,000            3.80              $0.01             122,500         $0.01

In March 1999, the Company entered into a two year consulting agreement with a public relations company. Under the terms of the agreement, the Company issued 225,000 options exercisable at $1.00 per share with an estimated fair value of the date of grant of $56,000. During the years ended December 31, 2001 and 2000, the Company recognized an expense of $4,000 and $29,000, respectively.


NOTE I - COMMITMENTS

The Company leases office space and equipment under operating leases with an initial or remaining term in excess of one year, expiring through 2006. As of December 31, 2001, minimum aggregate rentals are as follows:

                   Year Ending
                   December 31,                  Lease         Sub-Lease
                   ------------                  -----         ---------

             2002                                 273,000          37,000
             2003                                 254,000          37,000
             2004                                 220,000          37,000
             2005                                 212,000          37,000
             2006                                 193,000          34,000
                                             ------------    ------------

             Minimum payments                $1,152,000      $    182,000
                                             ==========      ============


Total rent expense for the years ended December 31, 2001 and 2000 aggregated $257,000 and $195,000, respectively.

The Company sublet office space commencing August 1, 2001, sub-lease rental income aggregated $12,000 during the year ended December 31, 2001.


NOTE J - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 2001, one customer accounted for 24% of sales. Three customers accounted for 20%, 14% and 10% of sales for the year ended December 31, 2000.

NOTE K - SEGMENT INFORMATION

The Company has two reportable segments; multi-media and continuing professional education. The multi-media products business is comprised of interactive multi-media programs, printing and internet site development. The continuing professional education business (CPE) is comprised of the traditional hard copy examinations and examinations taken on the internet.

                                                                   2001            2000
                                                               ----------      ----------
                              Revenues
             Multi-media                                       $1,369,000      $3,183,000
             Continuing professional education                  1,113,000       1,023,000
                                                               ----------      ----------

                Total consolidated revenues                     2,482,000       4,206,000
                                                               ==========      ==========

          Net income (loss)
             Multi-media                                        (715,000)         72,000
             Continuing professional education                   (26,000)       (172,000)
                                                               ----------      ---------

                Total consolidated net loss                    $(741,000)      $(100,000)
                                                               ==========      ==========

          Assets
             Multi-media                                          749,000       1,280,000
             Continuing professional education                    478,000         193,000
                                                              -----------      ----------

                Total consolidated assets                      $1,227,000      $1,473,000
                                                               ==========      ==========


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.




PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


Name                   Age       Position
----                   ---       --------


Steven H. Meyer        40        Chief Executive Officer, President and Director

Michael Rubel          47        Chief Operating Officer, Director

Kenneth P. Meyer       43        Vice President and Director


Thom Rittenhouse       36        Vice President New Media Services

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


         On April 10, 2001, the Board of Directors of the Company removed Ms. Ethel Kaplan as a member for "cause" and appointed Michael Rubel, the Company's Chief Operating Officer, to serve as a director until the next annual meeting of the Registrant. At the present time, there is no dispute between the Registrant and Ms. Kaplan regarding her removal.


         STEVEN H. MEYER has served as the Company's Chief Executive Officer and President since its inception. From 1987 to 1992, Mr. Meyer founded and was employed by Slide Effects, Inc. Mr. Meyer received a Bachelor of Fine Arts degree from Syracuse University in 1983. Mr. Meyer is the brother of Kenneth Meyer who is also an officer and director of the Company.

         MICHAEL RUBEL has served as the Company's Chief Operating Officer since July of 1998 and as a Director since April of 2001. Mr. Rubel was the co-founder and eventually President and Chief Executive Officer of CMP Advertising ("CMP") from 1976 to 1992. He then formed The Navesink River Group which merged with the Company. Mr. Rubel received Bachelor of Science degree in accounting from Fairleigh Dickenson University in 1975.

         KENNETH P. MEYER has served as the Company's Vice President and Director since 1993. Mr. Meyer was a Vice President of Slide Effects, Inc. from 1989 to 1993. Mr. Meyer attended the University of Florida from 1976 to 1982 majoring in Fine Arts. Mr. Meyer is the brother of Steven Meyer who is also an officer and director of the Company.

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

Item 10.  Executive Compensation


      Compensation Pursuant To Plans

         Total cash compensation paid to all executive officers as a group for services provided to Arc and its subsidiaries in all capacities during the fiscal year ended December 31, 2001 aggregated $351,912. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.


                                           SUMMARY COMPENSATION TABLE


                                      Annual Compensation                            Long Term Compensation
                                      -------------------                        -----------------------------
                                                                Other Annual      Securities
                                                                Compensa-         Underlying       All Other
Name                       Year       Salary ($)    Bonus         tion ($)         Options        Compensation
---------------            ----       ----------    -----       ------------      ----------      ------------
Steven H. Meyer            2000        121,384      none           3,146

                           2001        111,142      none           1,800           75,000(1)          none


Michael Rubel              2000        131,000      none             761

                           2001        125,000      none           2,520          550,000(2)          none


Kenneth P. Meyer           2000        121,384      none           6,714

                           2001        107,744      none           3,706           75,000(1)          none





(1)  75% of these options are vested as of December 31, 2001.

(2) Mr. Rubel holds options to purchase 550,000 shares of the Company's Common Stock pursuant to his employee Stock Option Agreement. Of those 550,000 options, 325,000 have vested.



OPTIONS OF MANAGEMENT

     Individual Grants for current fiscal year



                    Number of     Percentage of
                    Securities    Total Options
                    Underlying    Granted to
                    Options       Employees in
                    Granted       Fiscal Year in
                                  which Options    Exercise   Expiration
Name                              were Granted     Price      Date
--------------------------------------------------------------------------
  Michael Rubel      250,000          50%            $0.01    October 18, 2005
  Thom Rittenhouse   250,000          50%            $0.01    October 18, 2005

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock


         The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company as of March 21, 2002. At such date there were 14,770,622 shares of common stock (the "Common Stock") and 720,000 shares of preferred stock, respectively, issued and outstanding. Unless specifically indicated otherwise, all such ownership interests are direct.




Title of Class       Name and Address
Common Stock         of Beneficial Owner                   Amount            Percent of Class
------------         -------------------                   ------            ----------------
               Ethel Kaplan (1)                          4,529,270              28.64%
               6 Edwards Point Road

               Rumson, New Jersey 07760


               Steven H. Meyer(2)(6)(8)                  2,377,020              15.03%
               26 Oxford Drive

               Wayside, New Jersey 07712


               Kenneth P. Meyer(3)(7)(8)                 2,375,687              15.02%
               7 Wemrock Drive

               Wayside, New Jersey 07712 2563


               Michael Rubel(4)(9)                         962,500               6.08%
               3 Aspen Court

               Wayside, New Jersey 07712


               Thom Rittenhouse(5)(10)                     695,700               4.4%
               26 Jacob Drive
               Howell, New Jersey 07731
                                                         ----------             ------

               TOTAL                                     10,940,177             69.17%

(1) Does not include 90,000 shares held by three trusts to which Ms. Kaplan as custodian under the uniform gift to minors act.

(2) Steven Meyer is a Director, the Chief Executive Officer and the President of the Company.

(3) Kenneth Meyer is a Director and the Vice President of the Company.

(4)  Michael Rubel is a Director and Chief Operating Officer of the Company.

(5)  Thom Rittenhouse is the Vice President of New Media Services.

(6) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 75,000 shares are currently vested or will vest within 60 days.

(7) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 75,000 shares are currently vested or will vest within 60 days .

(8)  Kenneth Meyer and Steven Meyer are brothers.

(9) Includes the option to purchase 550,000 shares of the Company's Common Stock pursuant to Mr. Rubel's Stock Option Agreement,362,500 shares are currently vested or will vest within 60 days.

(10) Includes the option to purchase 350,000 shares of the Company's Common Stock pursuant to Mr. Rittenhouse's Stock Option Agreement, 162,500 shares are currently vested.




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


Item 13.  Exhibits and Reports on Form 8-K

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

3.9 Unanimous Consent of Directors in Lieu of Special meeting of directors of ARC Communications dated July 14, 1998.(1)

3.10 Certificate of Amendment to the Certificate of Incorporation of Arc Communications Inc., dated August 31, 1998.(1)

3.11 Certificate of Amendment to the Certificate of Incorporation by the Board of Directors of Arc Communications Inc. dated September 1, 1998.(1)

3.12      Class A Preferred Stock Provisions dated September 15, 1998.(1)

9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994.(1)

10.1 Sublease agreement dated August 1, 2001 between Arc Communications Inc. and FCT America Limited.

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


Date:                                       Arc Communications Inc.



                                            By:   /s/ Michael Rubel
                                                  ------------------------------
                                                  Michael Rubel
                                                  Chief Operating Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


/s/ Steven H. Meyer
------------------------------------
name: Steven H. Meyer
      CEO, President and Director


/s/ Michael Rubel
------------------------------------
name: Michael Rubel
      Chief Operating Officer, Secretary and Director


/s/ Kenneth P. Meyer
------------------------------------
name: Kenneth P. Meyer
      Vice President and Director