Form 10QSB
period 2002-03-31
ARC COMMUNICATIONS INC
filed 2002-05-13
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of the Issuer's common stock as of May 10, 2002 was 14,770,622.

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of March 31, 2002 .......    3

         b)      Consolidated Statements of Operations for the
                     Three Months Ended March 31, 2002 ..................    4

         c)      Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2002 ......................    5

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

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED




                                     ASSETS
                                                                                March 31,
                                                                                 2002
                                                                              -----------
CURRENT ASSETS
      Cash and Cash Equivalents                                                $   300,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $52,000                                                               336,000
      Inventory                                                                      1,000
      Prepaid Expenses                                                               1,000
      Cost in Excess of Billings                                                     4,000
      Other Receivables                                                              8,000
                                                                               -----------
          Total Current Assets                                                     650,000
                                                                               -----------

PROPERTY AND EQUIPMENT-NET                                                         224,000

OTHER ASSETS
      Security Deposits                                                             15,000
                                                                               -----------

          Total Other Assets                                                        15,000
                                                                               -----------

TOTAL ASSETS                                                                   $   889,000
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Line of Credit                                                           $   439,000
      Accounts Payable and Accrued Expenses                                        144,000
      Billings in Excess of Costs                                                  307,000
                                                                               -----------
          Total Current Liabilities                                                890,000
                                                                               -----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2001                            144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
          and Outstanding 14,770,622 in 2002                                        15,000
      Additional Paid in Capital                                                 1,443,000
      (Accumulated Deficit)                                                     (1,603,000)
                                                                               -----------
STOCKHOLDERS' DEFICIT                                                               (1,000)
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $   889,000
                                                                               ===========

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED



                                                 Three Months Ended    Three Months Ended
                                                     March 31,             March 31,
                                                       2002                  2001
                                                    ----------            ----------
NET SALES                                          $    572,000          $    734,000
                                                   ------------          ------------
COSTS AND EXPENSES
      Operating Costs                                    45,000                79,000
      Selling, General and Administrative               516,000               741,000
      Depreciation and Amortization                      25,000                37,000
                                                   ------------          ------------

          Total Costs and Expenses                      586,000               858,000
                                                   ------------          ------------

OTHER INCOME (EXPENSES)
      Interest Income                                     1,000                 1,000
      Interest Expense                                   (6,000)               (8,000)
                                                   ------------          ------------

          Total Other Expense                            (5,000)               (6,000)
                                                   ------------          ------------

NET INCOME (LOSS)                                  $    (19,000)         $   (129,000)
                                                   ============          ============


INCOME (LOSS) PER COMMON SHARE                     $      (0.00)         $      (0.01)
                                                   ============          ============


Weighted Average Number of Shares Outstanding        14,770,622            13,720,000




See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                  March 31,       March 31,
                                                                    2002            2001
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                           $ (19,000)      $(129,000)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by Operating Activities:
             Depreciation and Amortization                           25,000          41,000

      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                       569,000         140,000
          Inventory                                                       0          (1,000)
          Prepaid Expenses & Other Current Assets                       700          67,000
          Other Receivable                                              600
          Security Deposits                                               0          (1,000)
          Accounts Payable and Accrued Expenses                     (77,000)       (122,000)
          Billings in Excess of Costs                              (242,000)
                                                                  ---------       ---------

              Total Adjustments                                     275,000         124,000
                                                                  ---------       ---------

              Net Cash Used by Operating Activities                 257,000          (5,000)
                                                                  ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                             0         (18,000)
                                                                  ---------       ---------

              Net Cash Used in Investing Activities                       0         (18,000)
                                                                  ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES

         Repayment to Line of Credit                                    500         (21,000)
                                                                  ---------       ---------

              Net Cash Used by Financing Activities                     500         (21,000)
                                                                  ---------       ---------

NET INCREASE IN CASH                                                256,000         (44,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     44,000         358,000
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 300,000       $ 314,000
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                          6,000           9,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2002


1.   Basis of Presentation

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments)necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2001 consolidated financial statements and related notes included in the Company's year end certified financial statement. The results of operations for the three months are not necessarily indicative of the operating results for the full year.


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

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2002




4.    Segment Information



                                                  3 Months Ended  3 Months Ended
                                                      March 31,      March 31,
                                                       2002            2001
                                                   -------------    -----------
Revenue

    Multi-Media                                    $   357,000      $   401,000
    Continuing professional education                  215,000          333,000
                                                   -----------      -----------
         Total Consolidated Revenue                $   572,000      $   734,000
                                                   -----------      -----------

Net Income
    Multi-Media                                    $         0     $   (213,000)
    Continuing professional education                  (19,000)          84,000
                                                   -----------      -----------
         Total Consolidated Net Income (Loss)      $   (19,000)     $  (129,000)
                                                   -----------      -----------

Assets
    Multi-Media                                    $   795,000      $ 1,064,000
    Continuing professional education                   94,000          141,000
                                                   -----------      -----------
         Total Consolidated Net Assets             $   889,000      $ 1,205,000
                                                   -----------      -----------

 Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

              Three Months Ended March 31, 2002 and March 31, 2001

         Our net sales for the three months ended March 31, 2002 and 2001 were $572,000 and $734,000 respectively, a decrease of 22 percent. In Arc's multi-media segment, sales for the three months ended March 31, 2002 and 2001 were $357,000 and $401,000 respectively, a decrease of 11 percent. In our continuing education segment, sales for the three months ended March 31, 2002 and 2001 were $215,000 and $333,000 respectively, a decrease of 35 percent.

         The decrease in the multi-media segment is a result of (1) web site development revenue increasing $70,000 (or 88 %), (2) full interactive multi-media development decreasing $54,0000 (or 37 %) and, (3) decline in print and professional services revenue of $55,000 (or 32%).

         The decrease in revenue for continuing professional education, is primarily a result of a decrease in the number of educational seminars given. The seminar revenue decreased by $126,000 (or 49%). The home study examinations sales showed very slight increase over the previous year.

         Operating costs for the three months ended March 31, 2002 and 2001 were $45,000 and $79,000 respectively. The decrease is due to the overall revenue declines across our core businesses.

         Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $516,000 and 741,000 respectively. Selling, general and administrative expenses for 2002 decreased $225,000 (or 30%). This decrease was primarily due to reductions in payroll & related benefits and selling expenses such as commissions and travel expenses as a result of the decline in revenues.

         Depreciation and amortization expenses for the three months ended March 31, 2002 and 2001 were $25,000 and $37,000 respectively, a decrease of 32 percent. This decrease was the result of the write-off of the impairment of the goodwill at December 31, 2001.

         Net (loss) for the three months ended March 31, 2002 and 2001 amounted to ($19,000) and $(129,000) respectively. Reduction in costs and expenses was the primary factor for the decrease in net (loss). As a result, (loss) per share were ($0.00) for the three months ended March 31, 2002 compared to $(0.01) for the three months ended March 31, 2001.

                         Liquidity and Capital Resources

         Cash flow provided by operations for the three months ended March 31, 2002 amounted to $257,000. We believe that our present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. If revenues continue to decline the company may have to seek additional financing. To this end the company has secured a signed agreement with a high net worth investor for working capital as needed up to $250,000.

         We maintain a line of credit of $750,000. As of March 31, 2002, $311,000 of the credit line remains available for future use subject to collateral restrictions. We utilize the line of credit for working capital purposes.

         Cash flow from investing activities was zero for the three months ended March 31, 2002. Financing cash flows were used to reduce the line of credit by $500.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 10, 2002                        ARC COMMUNICATIONS INC.



                                             BY: /s/ Michael Rubel
                                                 ---------------------------
                                                     Michael Rubel
                                                     Chief Operating Officer