Form 10QSB
period 2002-06-30
ARC COMMUNICATIONS INC
filed 2002-08-21
CIK 1021096

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2002

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

     The number of shares outstanding of the Issuer's common stock as of August 14, 2002 was 14,213,500.



--------------------------------------------------------------------------------

ARC COMMUNICATIONS, INC.

INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of June 30, 2002  ....   3

b)       Consolidated Statements of Operations for the Three
                      and Six Months Ended June 30, 2002 and 2001 ....   4

         c)      Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2002 and 2001 .............   5

         d)      Notes to Consolidated Financial Statements .......... 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations ............................. 8 to 9



--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED




                                     ASSETS
                                                                                 June 30,
                                                                                   2002
                                                                                 ----------

CURRENT ASSETS

      Cash and Cash Equivalents                                                  $   87,000
      Accounts Receivable-Net of Allowances for Doubtful Accounts
          of $52,000                                                                311,000
      Inventory                                                                       1,000
      Prepaid Expenses                                                                6,000
      Cost in Excess of Billings                                                     14,000
      Other Receivables                                                               4,000
                                                                                 ----------
          Total Current Assets                                                      423,000
                                                                                 ----------

PROPERTY AND EQUIPMENT-NET                                                          206,000

OTHER ASSETS

      Security Deposits                                                              15,000
                                                                                  ----------

          Total Other Assets                                                         15,000
                                                                                 ----------

TOTAL ASSETS                                                                     $  644,000
                                                                                 ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Line of Credit                                                             $  439,000
      Accounts Payable and Accrued Expenses                                         173,000
      Billings in Excess of Costs                                                   147,000
                                                                                 ----------
          Total Current Liabilities                                                 759,000
                                                                                 ----------

COMMITMENTS AND CONTINGENCIES

      Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
          720,000 Shares Issued and Outstanding in 2001                             144,000
      Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued


          18,682,770 Outstanding 14,213,500                                          19,000
      Additional Paid in Capital                                                  1,604,000
      Treasury Stock 4,469,270 shares at cost                                      (200,000)
      Retained Earnings (Accumulated Deficit)                                    (1,682,000)
                                                                                 ----------
CAPITAL DEFICIENTCY                                                                (115,000)
                                                                                 ----------

TOTAL LIABILITIES AND CAPITAL DEFICIENTCY                                        $  644,000
                                                                                 ==========


--------------------------------------------------------------------------------



                                  ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  UNAUDITED



                                                    6 Months Ended     6 Months Ended    3 Months Ended     3 Months Ended
                                                       June 30,           June 30,           June 30,           June 30,
                                                         2002               2001               2002               2001
                                                     -----------        -----------        -----------        -----------
NET SALES                                            $ 1,100,000        $ 1,387,000        $   528,000        $   653,000

COSTS AND EXPENSES
           Operating Costs                                59,000            126,000             14,000             47,000
           Selling, General and Administrative         1,074,000          1,469,000            558,000            728,000
           Depreciation and Amortization                  52,000             72,000             27,000             35,000
                                                     -----------        -----------        -----------        -----------

                     Total Costs and Expenses          1,185,000          1,667,000            599,000            810,000
                                                     -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES)
           Interest Income                                 2,000              3,000              1,000              1,000
           Interest Expense                              (14,000)           (14,000)            (8,000)            (6,000)
                                                     -----------         -----------        -----------        -----------

                     Total Other Expense                 (12,000)           (11,000)            (7,000)            (5,000)
                                                     -----------         -----------        -----------        -----------

NET LOSS                                            $    (97,000)         $ (291,000)        $  (78,000)        $ (162,000)
                                                     ===========         ===========        ===========        ===========

BASIC AND DILUTED
LOSS PER COMMON SHARE                               $     (0.01)         $    (0.02)        $    (0.01)        $    (0.01)
                                                     ===========         ===========        ===========        ===========
Weighted Average Number of Shares Outstanding        14,311,000          13,721,000         14,392,000         13,721,000


See Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------



                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                UNAUDITED


                                                                            June 30,            June30,
                                                                              2002               2001
                                                                         --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                                    $ (97,000)          $(289,000)
      Adjustments to Reconcile Net Income (Loss) to Net Cash
          Provided by Operating Activities:
              Depreciation and Amortization                                   52,000              72,000
             Issuance of Treasury Stock                                     (200,000)                  0
             Additional Paid in Capital                                      161,000                   0
             Bad Debt                                                                              4,000
             Issuance of common stock as compensation                          5,000

      Increase (Decrease) in Cash from Changes in:
          Accounts Receivable                                                594,000             118,000
                  Prepaid Expenses & Other Current Assets                          0              11,000
          Other Receivable                                                         0             (16,000)
         Cost in Excess of Billings                                          (14,000)             65,000
          Accounts Payable and Accrued Expenses                              (48,000)            (91,000)
         Billings in Excess of Costs                                        (402,000)            (27,000)
                                                                           ---------           ---------


              Net Cash Provided by (Used in) Operating Activities             51,000            (153,000)
                                                                           ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                                 (9,000)            (16,000)
                                                                           ---------           ---------

              Net Cash Used in Investing Activities                           (9,000)            (16,000)
                                                                           ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES

      Repayment to Line of Credit                                                  0             (21,000)
                                                                           ---------           ---------

              Net Cash Used by Financing Activities                                0             (21,000)
                                                                           ---------           ---------

NET INCREASE IN CASH                                                          43,000            (190,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              44,000             358,000
                                                                           ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  87,000           $ 168,000
                                                                           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                                  14,000              14,000



See Notes to Consolidated Financial Statements.



--------------------------------------------------------------------------------

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2002


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


     In June 2002, Sovereign Bank, the Company's principal lender, terminated the Company's line of credit and demanded repayment of the outstanding loan balance ($439,000 at June 30, 2002). The loan is collateralized by all of them Company's accounts receivable ($363,000 at June 30, 2002). The bank has demanded information on the Company's accounts receivable. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses, has a working capital deficiency and anticipates continued losses from operations. The Company will require financing or an infusion of capital in order to maintain adequate working capital. In the event, that the Company is unable to complete the financing plan described below, there would be substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this potential uncertainty.

     The Company has secured a term sheet proposal from AMCI Finance as alternative financing to settle the Sovereign liability. In addition the Company is preparing a private placement to cover any shortfalls associated with the AMCI Finance agreement. However, there is no assurance that either of these transactions will completed on terms satisfactory to the company.


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


<-------------------------------------------------------------------------------

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2002




4.    Segment Information

                                               Six Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                                      2002                2001
                                                   ----------          ----------
 Revenue

    Multi-Media                                    $  590,000         $   766,000
    Continuing professional education                 510,000             621,000
                                                   ----------         -----------

         Total Consolidated Revenue                $1,100,000        $  1,387,000
                                                   ----------         -----------


Net Income (Loss)
    Multi-Media                                    $ (140,000)        $ (376,000)
    Continuing professional education                  43,000             85,000
                                                   ----------         -----------
         Total Consolidated Net Income (Loss)      $  (97,000)        $ (291,000)
                                                   ----------         -----------

Assets

    Multi-Media                                    $  547,000         $  857,000
    Continuing professional education                  97,000            192,000
                                                   ----------         -----------
         Total Consolidated Net Assets             $  644,000         $1,049,000
                                                   ----------         -----------



--------------------------------------------------------------------------------

 Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation


                Six Months Ended June 30, 2002 and June 30, 2001

         Arc's net sales for the six months ended June 30, 2002 and 2001 were $1,100,000 and $1,387,000, respectively, a decrease of 21 percent. In Arc's multi-media segment, sales for the six months ended June 30, 2002 and 2001 were $589,000 and $766,000, respectively, a decrease of 23 percent. In its continuing education segment, sales for the six months ended June 30, 2002 and 2001 were $510,000 and $622,000 respectively, a decrease of 18 percent.

         The decrease in the multi-media segment is a result of (1) web site development revenue increasing $38,000 (or 28 %), (2) full interactive multi-media development decreasing $183,000 (or 31%) and, (3) decline in print and professional services revenue of $32,000 (or 100%).

         The decrease in revenue for continuing professional education, is a result of (1) Home Study examination sales decreasing $24,000 (or 16%), this is a result of an every other year licensing renewal policy in some of the company's major professions, (2) seminar revenue decreasing by $46,000 (or 12%) and, (3) Institutional CE Accreditation sales decreasing by $39,000 (or 68%).

         Operating costs for the six months ended June 30, 2002 and 2001 were $59,000 and $126,000, respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

         Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $1,074,000 and 1,469,000, respectively. Selling, general and administrative expenses for 2002 decreased $395,000 (or 27%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

         Depreciation and amortization expenses for the six months ended June 30, 2002 and 2001 were $52,000 and $72,000, respectively, a decrease of 28 percent.

         Net (loss) for the six months ended June 30, 2002 and 2001 amounted to ($97,000) and $(291,000), respectively. Reduction in costs and expenses was the primary factor for the decrease in net (loss). As a result, (loss) per share were ($0.01) for the six months ended June 30, 2002 compared to $(0.02) for the six months ended June 30, 2001.

Three Months Ended June 30, 2002 and June 30, 2001


--------------------------------------------------------------------------------

         Arc's net sales for the three months ended June 30, 2002 were $528,000, a decrease of $125,000 or 19% from $653,000 of net sales for the three months ended June 30, 2001. In Arc's multi-media segment, sales for the three months ended June 30, 2002 and 2001 were $232,000 and $221,000, respectively, an increase of 5 percent. In its continuing education segment, sales for the three months ended June 30, 2002 and 2001 were $295,000 and $289,000, respectively, an increase of 2 percent.

         The decrease in the multi-media segment is a result of (1) web site development revenue decreasing $31,000 (or 57 %), (2) full interactive multi-media development decreasing $115,000 (or 58%) and, (3) an increase in print and professional services revenue of $23,000 (or 23%).

         The decrease in revenue for continuing professional education, is a result of (1) Home Study examination sales decreasing $23,000 (or 26%), this is a result of an every other year licensing renewal policy in some of the Company's major professions, (2) seminar revenue increasing by $70,000 (or 51%) and, (3) Institutional CE Accreditation sales decreasing by $50,000 (or 81%).

         Operating costs for the three months ended June 30, 2002 and 2001 were $14,000 and $47,000, respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

         Selling, general and administrative expenses for the three months ended June 30, 2002 decreased to $558,000, a decrease of $170,000 or 23%, from the $728,000 of expenses for the three months ended June 30, 2001. This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

         Depreciation and amortization expenses for the three months ended June 30, 2002 and 2001 were $27,000 and $35,000 respectively, a decrease of 23 percent.

         Net (loss) for the three months ended June 30, 2002 of ($78,000) represents a decrease of $84,000 from the net (loss) reported for the three months ended June 30, 2001. Reduction in costs and expenses was the primary factor for the decrease in net (loss). As a result, (loss) per share were ($0.01) compared to $(0.01) for the same period in 2001.


Liquidity and Capital Resources

         Cash flow provided by operations for the six months ended June 30, 2002 amounted to $51,000. With the satisfactory completion of our proposed financing we believe that our present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. To this end the Company has secured a signed agreement with a high net worth investor for working capital as needed up to $250,000.


--------------------------------------------------------------------------------

         In June 2002, Sovereign Bank, the Company's principal lender, terminated the Company's line of credit and demanded repayment of the outstanding loan balance ($439,000 at June 30, 2002). The loan is collateralized by all of them Company's accounts receivable ($363,000 at June 30, 2002). The bank has demanded information on the company's accounts receivable. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses, has a working capital deficiency and anticipates continued losses from operations. The Company will require financing or an infusion of capital in order to maintain adequate working capital. In the event, the Company is unable to complete the financing plan described below, there would be substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments to assets and liabilities reflecting this potential uncertainty.

         The company has secured a term sheet proposal from AMCI Finance as alternative financing to settle the Sovereign liability. In addition the company is preparing a private placement to cover any shortfalls associated with the AMCI Finance agreement. However, there is no assurance that either of these transactions will completed on terms satisfactory to the company.

         Cash flow from investing activities was negative for the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2002 was $9,000 utilized for capital expenditures.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 21, 2002                            ARC COMMUNICATIONS INC.




                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                        Michael Rubel
                                                        Chief Operating Officer





--------------------------------------------------------------------------------