Form 10QSB
period 2002-09-30
ARC COMMUNICATIONS INC
filed 2002-11-13
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Issuer's common stock as of November 8, 2002 was 14,984,449.

                            ARC COMMUNICATIONS, INC.



INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)      Consolidated Balance Sheets as of September 30, 2002..... 3

         b)      Consolidated Statements of Operations for the Three
                      and Nine Months Ended September 30, 2002 and 2001... 4

         c)      Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2002 and 2001 ........... 5

         d)      Notes to Consolidated Financial Statements ............ 6 to 7


         Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations ............................. 8 to 9

         Item 3. Controls And Procedures................................

 PART II - OTHER INFORMATION

              Item 6 - Exhibits And Reports On Form 8-K.................

--------------------------------------------------------------------------------

                        ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                        UNAUDITED

                                         ASSETS
                                                                             SEPTEMBER 30,
                                                                                  2002
                                                                             -------------
CURRENT ASSETS
     Cash and Cash Equivalents                                                $    61,000
     Accounts Receivable-Net of Allowances for Doubtful Accounts
        of $52,000                                                                225,000
     Inventory                                                                      1,000
     Prepaid Expenses                                                               6,000
     Other Receivables                                                              2,000
                                                                              -----------
        Total Current Assets                                                      295,000
                                                                              -----------

PROPERTY AND EQUIPMENT-NET                                                        180,000
                                                                              -----------

OTHER ASSETS
     Security Deposits                                                             15,000
                                                                              -----------

        Total Other Assets                                                         15,000
                                                                              -----------

TOTAL ASSETS                                                                  $   490,000
                                                                              ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of Credit                                                           $   295,000
     Accounts Payable and Accrued Expenses                                        259,000
     Billings in Excess of Costs                                                   52,000
     Stockholders Loans                                                            75,000
                                                                              -----------
        Total Current Liabilities                                                 681,000
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

     Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
        720,000 Shares Issued and Outstanding in 2002
                                                                                  144,000
     Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
        and Outstanding 14,984,449 in 2002                                         15,000
     Additional Paid in Capital                                                 1,435,000
     Retained Earnings (Accumulated Deficit)                                   (1,785,000)
                                                                              -----------
STOCKHOLDERS' EQUITY                                                             (191,000)
                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   490,000
                                                                              ===========


                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                  9 Months Ended     9 Months Ended    3 Months Ended      3 Months Ended
                                                   September 30,      September 30,     September 30,      September 30,
                                                       2002               2001               2002               2001
                                                       ----               ----               ----               ----

NET SALES                                          $  1,568,000       $  1,901,000       $    468,000       $    514,000

COSTS AND EXPENSES
     Operating Costs                                    100,000            238,000             41,000            112,000
     Selling, General and Administrative              1,569,000          2,064,000            495,000            596,000
     Depreciation and Amortization                       78,000            108,000             26,000             36,000
                                                   ------------       ------------       ------------       ------------

        Total Costs and Expenses                      1,747,000          2,410,000            562,000            744,000
                                                   ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES)
     Interest Income                                      2,000              4,000                  0              1,000
     Interest Expense                                   (24,000)           (20,000)           (10,000)            (6,000)
                                                   ------------       ------------       ------------       ------------

        Total Other Expense                             (22,000)           (16,000)           (10,000)            (5,000)
                                                   ------------       ------------       ------------       ------------


NET INCOME(LOSS)                                   $   (201,000)      $   (525,000)      $   (104,000)      $   (235,000)
                                                   ============       ============       ============       ============

BASIC AND DILUTED
INCOME PER COMMON SHARE                            $      (0.01)      $      (0.04)      $      (0.01)      $      (0.02)
                                                   ============       ============       ============       ============


Weighted Average Number of Shares Outstanding        14,984,449         13,721,000         14,984,449         13,721,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2002            2001
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                            $(201,000)      $(525,000)
     Adjustments to Reconcile Net Income or Loss to Net Cash
        Provided by Operating Activities:
            Depreciation and Amortization                            77,000         108,000
            Issuance of Treasury Stock                                    0               0
            Additional Paid in Capital                               (8,000)              0
            Bad Debt                                                      0
            Issuance of common stock as compensation                      0               0

     Increase (Decrease) in Cash from Changes in:
        Accounts Receivable                                         680,000         166,000
        Inventory                                                         0               0
        Prepaid Expenses & Other Current Assets                       2,000         (25,000)
        Other Receivable                                                  0           6,000
        Costs in Excess of Billings                                       0          67,000
        Security Deposits                                                 0               0
        Goodwill                                                          0               0
        Accounts Payable and Accrued Expenses                        43,000         (31,000)
        Billings in Excess of Costs                                (497,000)        (49,000)
        Deferred Revenue                                                  0               0
                                                                  ---------       ---------

            Total Adjustments                                       297,000         242,000
                                                                  ---------       ---------

            Net Cash Used by Operating Activities                    96,000        (283,000)
                                                                  ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES

     Expenditures for Property and Equipment                         (9,000)        (20,000)
                                                                  ---------       ---------

            Net Cash Used in Investing Activities                    (9,000)        (20,000)
                                                                  ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholder loans                                               75,000
     Proceeds from Line of Credit                                         0           4,000
     Repayment to Line of Credit                                   (144,000)              0
                                                                  ---------       ---------

            Net Cash Used by Financing Activities                   (69,000)          4,000
                                                                  ---------       ---------

NET INCREASE IN CASH                                                 18,000        (299,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     44,000         358,000
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  62,000       $  59,000
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid for Interest                                          24,000          20,000


See Notes to Consolidated Financial Statements.

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 2002


1.   Basis of Presentation
     ---------------------

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

2.   Principles of Consolidations
     ----------------------------

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

3.   Revenue Recognition
     -------------------

     The Company recognized revenue from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion. Revenue from continuing professional education courses is recognized upon the scoring of the related test. Revenue from the seminars is recognized upon the completion of the seminar.

                                   ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Unaudited

September 30, 2002




4.   Segment Information

                                                    9 Months Ended    9 Months Ended
                                                     September 30,     September 30,
                                                          2002             2001
                                                          ----             ----

     Revenue
         Multi-Media                                  $   874,000       $ 1,077,000
         Continuing professional education                694,000           824,000
                                                      -----------       -----------
            Total Consolidated Revenue                $ 1,568,000       $ 1,901,000
                                                      -----------       -----------

     Net Income (Loss)
         Multi-Media                                  $  (234,000)      $  (584,000)
         Continuing professional education                 33,000            59,000
                                                      -----------       -----------
            Total Consolidated Net Income (Loss)      $  (201,000)      $  (525,000)
                                                      -----------       -----------

     Assets
         Multi-Media                                  $   463,000       $   726,000
         Continuing professional education                 31,000           152,000
                                                      -----------       -----------
            Total Consolidated Net Assets             $   494,000       $   878,000
                                                      -----------       -----------

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

           Nine Months Ended September 30, 2002 and September 30, 2001

     Arc's net sales for the nine months ended September 30, 2002 and 2001 were $1,568,000 and $1,901,000 respectively, a decrease of 17 percent. In Arc's multi-media segment, sales for the nine months ended September 30, 2002 and 2001 were $874,000 and $1,077,000 respectively, a decrease of 19 percent. In its continuing education segment, sales for the nine months ended September 30, 2002 and 2001 were $694,000 and $824,000 respectively, a decrease of 16 percent.

     The decrease in the multi-media segment is a result of (1) full interactive multi-media development decreasing $238,000 (or 27 %) and, (2) decline in print and professional services revenue of $32,000 (or 100%) which was partially offset by a $67,000 increase in web site development revenue.

     The decrease in revenue for continuing professional education, is a result of (1) seminar revenue decreasing by $127,000 (or 19 %) and, (2) Institutional CE Accreditation sales decreasing by $24,000 (or 41 %) which was partially offset by a $21,000 increase in Home Study examination sales.

     Operating costs for the nine months ended September 30, 2002 and 2001 were $100,000 and $238,000 respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $1,569,000 and $2,064,000 respectively.
Selling, general and administrative expenses for 2002 decreased $495,000 (or 24 %). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

     Depreciation and amortization expenses for the nine months ended September 30, 2002 and 2001 were $78,000 and $108,000 respectively, a decrease of 28 percent.

     Net (loss) for the nine months ended September 30, 2002 and 2001 amounted to ($201,000) and ($525,000) respectively. Reduction in costs and expenses was the primary factor for the decrease in net (loss). As a result, (loss) per share were ($0.01) for the nine months ended September 30, 2002 compared to $(0.04) for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002 and September 30, 2001

     Arc's net sales for the three months ended September 30, 2002 were $468,000, a decrease of $46,000 or 9 % from $514,000 of net sales for the three months ended September 30, 2001. In Arc's multi-media segment, sales for the three  months  ended  September  30, 2002 and 2001 were  $284,000  and  $311,000 respectively, a decrease of 8 percent. In its continuing education segment, sales for the three months ended September 30, 2002 and 2001 were $184,000 and $202,000 respectively, a decrease of 9 percent.

     Operating costs for the three months ended September 30, 2002 and 2001 were $41,000 and $112,000, respectively. The decrease is due to the overall revenue declines across Arc's core businesses.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased to $495,000, a decrease of $101,000 or 17 %, from the $596,000 of expenses for the three months ended September 30, 2001. This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues.

     Depreciation and amortization expenses for the three months ended September 30, 2002 and 2001 were $26,000 and $36,000 respectively, a decrease of 28 percent.

     Net (loss) for the three months ended September 30, 2002 of ($103,000) represents a decrease of $132,000 from the net (loss) reported for the three months ended September 30, 2001. Reduction in costs and expenses was the primary factor for the decrease in net (loss). As a result, (loss) per share were ($0.01) compared to $(0.02) for the same period in 2001.


Liquidity and Capital Resources

     Cash flow provided by operations for the nine months ended September 30, 2002 amounted to $96,000. We believe that our present client base will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. If revenues continue to decline the company may have to seek additional financing. To this end the company has secured a signed agreement with a high net worth investor for working capital as needed up to $250,000.

     The Company has completed a settlement with Sovereign Bank regarding its Line of Credit. The Company reduced its outstanding balance to $295,000. The Company has agreed to make interest payments at an interest rate of 7% per annum with the outstanding balances due April 1, 2003.

     Cash flow from investing activities was negative for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2002 was $9,000 utilized for capital expenditures.

ITEM 3.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal and disclosure controls or in other factors that could significantly affect the internal or disclosure controls subsequent to the date we completed our evaluation.


PART II  - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

       (a)        Exhibits:    None

       (b) The following current reports on Form 8-K were filed during the quarter ended September 30, 2002:

          (i) On October 2, 2002, the Company filed a Current Report on Form 8-K in connection with the execution of a stipulation with Sovereign Bank relating to the Line of Credit.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 14, 2002                            ARC COMMUNICATIONS INC.




                                                 BY: /s/ Michael Rubel
                                                     ---------------------------
                                                        Michael Rubel
                                                        Chief Operating Officer


                                 CERTIFICATIONS

I, Steven Meyer, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arc Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                 /s/ Steven Meyer
                                                        ----------------------
                                                        Steven Meyer
                                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Michael Rubel, Chief Operating Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arc Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                           /s/ Michael Rubel
                           ----------------------
                           Michael Rubel
                           Chief Operating Officer (principal financial officer)