Form 10KSB
ARC COMMUNICATIONS INC
filed 2003-05-19
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB |_|

The issuer's revenue for the fiscal year ended December 31, 2002 was $1,057,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $398,560 as of May 12, 2003.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 14,984,459 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding as of May 12, 2003.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS .......................................   1

ITEM 2.      DESCRIPTION OF PROPERTY .......................................   5

ITEM 3.      LEGAL PROCEEDINGS .............................................   5

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   6


                                    PART II .

ITEM 5.      MARKET FOR COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS ...............................   6

ITEM 6.      MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
             AND PLAN OF OPERATION .........................................   7

ITEM 7.      FINANCIAL STATEMENTS ..........................................   9

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE .................  10


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS
             AND CONTROL PERSIONS; COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT .............................   9

ITEM 10.     EXECUTIVE COMPENSATION ........................................  11

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT ..............................  12

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  14

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K .......................................  14

ITEM 14.     CONTROLS AND PROCEDURES .......................................

ITEM 16.     PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................

SIGNATURES .................................................................  16

                                     PART I

Item 1. Description of Business

a. GENERAL

Arc Communications Inc. is an interactive design firm specializing in websites and CD-ROMs. Arc focuses its efforts in the healthcare, pharmaceutical and technology industries.

Arc's graphic design and interactive multi-media products use advanced technologies to create media for corporate communications. Arc continues to expand its business through existing products such as a 3-D animation design and multimedia presentations.

Interactive Multi-media Programs are a growing area of Arc's business. Arc has formed strategic alliances with large advertising agencies that have major pharmaceutical companies as their clients. By forming these alliances, Arc's clients are able to use Arc's expertise in a variety of interactive multimedia areas. Further, such strategic alliances enable Arc's clients to use leading edge technologies without having to incur substantial development costs. The programs should have a positive impact on both revenue and results due to the fact that the margins on these products are substantially higher than those on Arc's core business. Arc earns revenues from the Interactive Programs from billing for the creative development. The expenses are principally payroll related, purchase costs are insignificant.

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

On April 1, 2003 Arc sold its wholly owned subsidiary, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This completes the sale of Arc's on-line education business and further prepares Arc for its launch into other communications businesses such as publishing and online media. Arc is very excited to take this step of divesting a non-core business from Arc and continue our efforts to expand into the media industry. ArcMesa had been an under funded asset that for the past several years experienced large operating losses. This transaction enables Arc to add cash to the balance sheet, and provide a singular focus to our strategic initiative.

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

d. MARKETING

Arc markets its services directly and seeks to form strategic marketing relationships with third parties. Presently, Arc has one employee dedicated to business development. Additionally, Arc's executive officers spend a portion of their time marketing Arc's services. Arc also seeks to attract new clients through other methods, including referrals from existing clients. Arc seeks to cross-sell its various services to its clients and prospective clients through sales presentations that encourage clients to utilize all of Arc's services.

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

g. EMPLOYEES

At December 31, 2002, Arc had 12 employees, all of which are full-time employees. Full-time employees include 3 in strategic planning, executive management, business development; 1 account manager; 4 creative, production and programming personnel; and 4 administrative staff.

Subsequent to December 31, 2002, Arc reduced its staff even further to keep its overhead in line with decreasing revenues.

Item 2. Description of Property

The Company maintains its sole corporate offices at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724 (the "Office"). The Company leases the Office which is comprised of 7,209 square feet with monthly rent of $11,414 under to a lease agreement (the "Lease"). Pursuant to the Lease, on December 1, 2001, the Company exercised its option for five more years. In addition the Company has added 1,949 square feet of rentable space at a monthly rent of $3,086 which it now subleases to FCT America Limited for a term of five years at a monthly rent of $3,086. In the beginning of 2003, Arc renegotiated its obligation under the Lease down to $3,500 per month. The exact square footage that the Company will be leasing has not yet been determined.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2002 fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters

MARKET. Since October 21, 1996, the Company's Common Stock has traded on the "OTC-Bulletin Board". The Common Stock is presently trading under the symbol "ACOC".

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

SYMBOL            TIME PERIOD                         LOW BID          HIGH BID

ACOC

                  January 1, 2001 - March 21, 2001     .06              .38
                  April 1 - June 30, 2001              .04              .11
                  July 1 - September 30, 2001          .02              .11
                  October 1 - December 31, 2001        .01              .12
                  January 1 - March 31, 2002           .03              .20
                  April 1 - June 30, 2002              .06              .24
                  July 1 - September 30, 2002          .06              .75
                  October 1 - December 31, 2002        .16              .35
                  January 1 - March 31, 2003           .06              .30

ACOCP

                  January 1, 2001 - March 31, 2001     .02              .02
                  April 1 - June 30, 2001              .01              .02
                  July 1 - September 30, 2001          .003             .01
                  October 1 - December 31, 2001        .003             .08
                  January 1 - March 31, 2002           .003             .085
                  April 1 - June 30, 2002              .03              .06
                  July 1 - September 30, 2002          .015             .09
                  October 1 - December 31, 2002        .03              .07
                  January 1 - March 31, 2003           .05              .05

The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD. As of December 31, 2002, 14,984,459 shares of Common Stock issued and outstanding which were held of record by 268 persons. As of December 31, 2002, 720,000 shares of preferred stock issued and outstanding which were held of record by 6 persons.

DIVIDENDS. Since its inception, the Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock: 9% Cumulative, Convertible, Redeemable Preferred Stock. As of December 31, 2002 accrued but unpaid preferred stock dividends aggregated $30,000.00. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the Common Stock.

                     RECENT SALES OF UNREGISTERED SECURITIES

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

In June 2002 the Company sold 3,687,148 shares of Common Stock to Peter A. Bordes Jr. for the sum of $165,000. Also in June 2002 the Company issued 225,000 shares of common stock for payment of consulting services.

In August 2002 the Company sold 770,949 shares of Common Stock for the sum of $34,500.

In June 2002 the Company purchased 4,469,270 shares of its Common Stock from Ethel Kaplan and Richard Kaplan for the sum of $200,000. The Common Stock was subsequently canceled.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Years Ended December 31, 2002 and December 31, 2001

Critical Accounting Policy

The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion.

Arc's net sales for the years ended December 31, 2002 and 2001 were $1,057,000 and $1,369,000, respectively, a decrease of 23 percent. The decrease in sales is a result of web site development decreasing $78,000 (or 25%); full interactive multi-media development decreasing $181,000 (or 42%); and Production/Print services decreasing $8,000 (or 1.5%).

Revenue decline was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care.

Operating costs for the years ended December 31, 2002 and 2001 were $102,000 and $240,000, respectively. The decrease is due to the revenue declines and Arc's ability to be more efficient in producing its product.

Selling, general and administrative expenses for the years ended December 31, 2002 and 2001 were $1,319,000 and $1,688,000, respectively. Selling, general and administrative expenses for 2002 decreased $369,000 (or 22%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues along with the continuing slashing of overhead to get it inline with the revenue declines.

Depreciation and amortization expenses for the years ended December 31, 2002 and 2001 were $105,000 and $151,000, respectively, a decline of 30 percent.

The loss from continuing operations for the years ended December 31, 2002 and 2001 aggregated $442,000 and $714,000 respectively and the per share amounts totaled $0.03 and $0.05, respectively.

As a result of the closing of the Company's educational seminar programs which generated a substantial portion of the educational division's revenue the Company determined in late 2002 to sell its continuing professional education business, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This took place on April 1, 2003. This area of the Company's business had sustained continual losses. This will allow the Company to concentrate on its core business and provide it the resources to expand into other communications areas.

Net loss for the years ended December 31, 2002 and 2001 amounted to $449,000 and $741,000, respectively, resulting in a decrease in losses of $292,000 (or 39%). The Company continues to shed overhead and anticipates the losses to continue to decline. As a result, loss per share was $0.03 for the year ended December 31, 2002 compared to the loss of $0.05 for the year ended December 31, 2001.

Years Ended December 31, 2001 and December 31, 2000

Arc's net sales for the years ended December 31, 2001 and 2000 were $1,369,000 and $3,183,000 respectively, a decrease of 58 percent. The decrease in sales is a result of web site development decreasing $317,000 (or 50%); full interactive multi-media development decreasing $120,000 (or 22%); and Production/Print services decreasing $1,262,000 (or 67%).

Revenue decline was driven by the loss of three major customers and decreases in sales volume from three other customers. The loss of the three customers were due to the mergers of two companies to larger organizations and the third ceasing operations. This represented a loss of $1,221,000 in revenue. In addition three other major customer's revenues had a decrease of $512,000 in revenue.

Operating costs for the years ended December 31, 2001 and 2000 were $240,000 and $718,000 respectively, a decrease of 67%. The decrease is due to the overall revenue declines across Arc's core businesses.

Selling, general and administrative expenses for the years ended December 31, 2001 and 2000 were $1,688,000 and 2,325,000 respectively. Selling, general and administrative expenses for 2001 decreased $637,000 (or 27%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues along with the continuing slashing of overhead to get it inline with the revenue declines.

Depreciation and amortization expenses for the years ended December 31, 2001 and 2000 were $151,000 and $133,000 respectively, an increase of 14 percent.

The income (loss) from continuing operations for the years ended December 31, 2001 and 2000 aggregated ($714,000) and $72,000, respectively and the per share amounts totaled ($0.05) and $0.01, respectively

In April 2003 the Company sold its educational division, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio.

Net loss for the years ended December 31, 2001 and 2000 amounted to $741,000 and $100,000 respectively. Decrease in revenues was the primary factor for the decrease in net income. As a result, loss per share were $0.05 for the year ended December 31, 2001 compared to the loss of $0.01 for the year ended December 31, 2000.

Liquidity and Capital Resources

Cash provided by operations for the year ended December 31, 2002 was $53,000. The Company believes that its present client base along with the proceeds from the sale of ArcMesa will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. If revenues continue to decline the Company will have to seek additional financing. The Company believes that for the near term this will not be necessary due to significant overhead reductions that took place in February 2003.

Cash flow from investing activities was negative for the year ended December 31, 2002. Net cash used in investing activities for the year ended December 31, 2002 was $11,000 used for capital expenditures.

Cash flows from financing activities total $86,000 as the company was required to reduce its line of credit. During 2002 the Company reduced its obligation to Sovereign Bank from $435,000 to $295,000. The company also used $150,000 from the proceeds of the sale of ArcMesa to further reduce its obligation to Sovereign Bank. Additionally, beginning May 1, 2003 the Company is required to make monthly principal payments of $2,000.

In their report on the audit of the Company's financial statements for the years ended December 31, 2002, and 2001 our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated capital needs through some form of financing or increase our revenues and cash flows, there would be substantial doubt about our ability to continue as a going concern.

Item 7. Financial Statements

Please see the attached consolidated financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name                   Age       Position
----                   ---       --------

Steven H. Meyer        41        Chief Executive Officer, President and Director

Michael Rubel          48        Chief Operating Officer, Director

Kenneth P. Meyer       44        Former Vice President, Former Director

Peter A. Bordes, Jr.   40        Director

Thom Rittenhouse       37        Vice President New Media Services

The Board of Directors of the Company consists of four persons as of December 31, 2002. Directors serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. None of the Directors of the Company hold directorships in any other public companies.

On April 10, 2001, the Board of Directors of the Company removed Ms. Ethel Kaplan as a member for "cause" and appointed Michael Rubel, the Company's Chief Operating Officer, to serve as a director until the next annual meeting of the Registrant. At the present time, there is no dispute between the Registrant and Ms. Kaplan regarding her removal.

On April 1, 2003, Kenneth Meyer resigned from the Board of Directors resulting from the sale of the ArcMesa subsidiary to Belcan Corporation.

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

KENNETH P. MEYER served as the Company's Vice President and Director since 1993. Mr. Meyer was a Vice President of Slide Effects, Inc. from 1989 to 1993. Mr. Meyer attended the University of Florida from 1976 to 1982 majoring in Fine Arts. Mr. Meyer is the brother of Steven Meyer who is also an officer and director of the Company. Kenneth Meyer resigned from the Board of Directors upon the closing of the sale of the ArcMesa subsidiary.

PETER A. BORDES, JR. has served as a Director since September 2002. Mr. Bordes is an owner of Greater Media, Inc., a privately owned media conglomerate with leading radio and publishing properties in Boston, Philadelphia, Detroit and New Jersey. He is also Chairman of Empire Media, a diversified media group with a focus on publishing, broadcasting and interactive media.

THOM RITTENHOUSE has served as the Company's Vice President of New Media Services, since 2000. Mr. Rittenhouse joined the Company in September 1993 as an art director in charge of interactive multi-media. Prior to joining the Company, Mr. Rittenhouse ran his own design firm in New Jersey. Mr. Rittenhouse is responsible for the Company's expanding role in the architecture of electronic commerce, business-to-business, and business-to-consumer web sites as well as the management of art directors and html and java programmers.

Item 10. Executive Compensation

                         Compensation Pursuant To Plans

Total cash compensation paid to all executive officers as a group for services provided to Arc and its subsidiaries in all capacities during the fiscal year ended December 31, 2002 aggregated $318,163. Set forth below is a summary compensation table prepared in accordance with the applicable rules of the Securities and Exchange Commission.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                            Long Term Compensation
                                      -------------------                        -----------------------------
                                                                Other Annual      Securities
                                                                Compensa-         Underlying       All Other
Name                       Year       Salary ($)    Bonus         tion ($)         Options        Compensation
---------------            ----       ----------    -----       ------------      ----------      ------------
Steven H. Meyer            2001        111,142      none           1,800                              none

                           2002         97,199      none           1,400           75,000(1)          none


Michael Rubel              2001        125,000      none           2,520                              none

                           2002        117,132      none           2,520          400,000(2)          none


Kenneth P. Meyer           2001        107,744      none           3,706                              none

                           2002         96,162      none           3,750           75,000(1)          none

Thom Rittenhouse           2001        120,000      none                                              none

                           2002        120,000      none                          250,000(3)          none

(1) 100% of these options are vested as of December 31, 2002.

(2) Mr. Rubel holds options to purchase 400,000 shares of the Company's Common Stock pursuant to his employee Stock Option Agreement. Of those 400,000 options, 275,000 have vested.

(3) Mr. Rittenhouse holds options to purchase 250,000 shares of the Company's Common Stock pursuant to his employee Stock Option Agreement. Of those 250,000 options, 125,000 have vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                                                                                      remaining available for
                                   Number of securities to be                                         future issuances under
                                   issued upon exercise of        Weighted-average exercise           equity compensation plans
                                   outstanding options,           price of outstanding                (excluding securities
                                   warrants and rights (a)        options, warrants and rights (b)    reflected in column (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                   950,000                         $0.32                            550,000
holders
-------------------------------------------------------------------------------------------------------------------------------
Total
-------------------------------------------------------------------------------------------------------------------------------

Common Stock

The following table sets forth the number of shares of the Company's common stock beneficially owned by each officer and director of the Company and each shareholder who holds more than 5% of the outstanding common stock of the Company as of April 1, 2003. At such date there were 14,984,559 shares of Common Stock and 720,000 shares of preferred stock, respectively, issued and outstanding. Unless specifically indicated otherwise, all such ownership interests are direct.

Title of Class       Name and Address
Common Stock         of Beneficial Owner                   Amount            Percent of Class
------------         -------------------                   ------            ----------------
                     Peter A. Bordes, Jr.(10)            3,724,148                24.55%
                     62 White Street
                     Suite 3 East
                     New York, NY  10013

                     Steven H. Meyer(1)(5)(7)            2,377,020                15.67%
                     26 Oxford Drive
                     Wayside, New Jersey 07712


                     Kenneth P. Meyer(2)(6)(7)           2,375,687                15.66%
                     7 Wemrock Drive
                     Wayside, New Jersey 07712 2563


                     Michael Rubel(3)(8)                  867,500                 5.71%
                     3 Aspen Court
                     Wayside, New Jersey 07712


                     Thom Rittenhouse(4)(9)               658,200                 4.34%
                     26 Jacob Drive
                     Howell, New Jersey 07731
                                                         ----------               ------

                     TOTAL                               10,002,555               65.93%


(1) Steven Meyer is a Director, the Chief Executive Officer and the President of the Company.

(2) Kenneth Meyer is a former Director and Vice President of the Company.

(3) Michael Rubel is a Director and Chief Operating Officer of the Company.

(4) Thom Rittenhouse is the Vice President of New Media Services.

(5) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 75,000 shares are currently vested or will vest within 60 days.

(6) Includes the option to purchase 75,000 shares of the Company's Common Stock pursuant to Mr. Meyer's Stock Option Agreement, 75,000 shares are currently vested or will vest within 60 days .

(7) Kenneth Meyer and Steven Meyer are brothers.

(8) Includes the option to purchase 400,000 shares of the Company's Common Stock pursuant to Mr. Rubel's Stock Option Agreement, 275,000 shares are currently vested or will vest within 60 days.

(9) Includes the option to purchase 250,000 shares of the Company's Common Stock pursuant to Mr. Rittenhouse's Stock Option Agreement, 125,000 shares are currently vested.

(10) Peter A. Bordes, Jr. is a Director of the Company.

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following Exhibits are filed with this report or incorporated by reference:

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

      99.1  Additional Exhibits

      (1) Filed as the same encumbered exhibit to a Registration Statement (File No. 0-26213) filed on October 5, 1999.

      (b) The Company filed Form 8-K Current Report on October 1, 2002 in connection with agreements between the Company and its principal lender Sovereign Bank.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal and disclosure controls or in other factors that could significantly affect the internal or disclosure controls subsequent to the date we completed our evaluation.

Item 16. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees for professional services rendered by Eisner, LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2001 and December 31, 2002, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, were $38,250 and $ $38,250, respectively.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

Eisner, LLP did not render professional services relating to financial information systems design and implementation for the fiscal years ended December 31, 2001 and December 31, 2002.

ALL OTHER FEES

Eisner, LLP did not render services to the Company for the fiscal years ended December 31, 2001 and December 31, 2002 other than the services described under "Audit Fees".

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                                       Arc Communications Inc.


                                            By: /s/ Michael Rubel
                                            ------------------------------------
                                            Michael Rubel
                                            Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


           /s/ Steven H. Meyer
           ------------------------------------------------
            Steven H. Meyer
            CEO, President and Director


           /s/ Michael Rubel
           ------------------------------------------------
            Michael Rubel
            Chief Operating Officer, Secretary and Director


           /s/ Peter A. Bordes
           ------------------------------------------------
            Peter A. Bordes
            Director

                                 CERTIFICATIONS

I, Steven Meyer, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arc Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May ___, 2003


                                            /s/ Steven H. Meyer
                                            ------------------------
                                            Steven H. Meyer

                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Michael Rubel, Chief Operating Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Arc Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May __, 2003


                          /s/ Michael Rubel
                          ------------------------------------------------------
                           Michael Rubel
                           Chief Operating Officer (principal financial officer)

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Contents

                                                                            Page
                                                                            ----
Consolidated Financial Statements

   Independent auditors' report                                              F-2

   Balance sheet as of December 31, 2002                                     F-3

   Statements of operations for the years ended
      December 31, 2002 and 2001                                             F-4

   Statements of changes in stockholders' equity/capital
      deficiency for the years ended December 31, 2002 and 2001              F-5

   Statements of cash flows for the years ended
      December 31, 2002 and 2001                                             F-6

   Notes to financial statements                                             F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Arc Communications Inc.
Tinton Falls, New Jersey

We have audited the accompanying consolidated balance sheet of Arc Communications Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity/capital deficiency and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arc Communications Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring net losses and has a working capital deficit and a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Eisner, LLP
Florham Park, New Jersey
April 25, 2003

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2002


  ASSETS
  Current assets:
     Accounts receivable - net                                                              $   126,000
     Assets of discontinued operations                                                           16,000
     Prepaid expenses and other current assets                                                    1,000
                                                                                            -----------

        Total current assets                                                                    143,000

  Property and equipment, net                                                                   142,000
  Other assets                                                                                   15,000
                                                                                            -----------

                                                                                            $   300,000
                                                                                            ===========

  LIABILITIES
  Current liabilities:
     Note payable                                                                           $   295,000
     Due to officers/stockholders                                                                74,000
     Accounts payable and accrued expenses                                                      294,000
     Liabilities of discontinued operations                                                      83,000
                                                                                            -----------

        Total current liabilities                                                               746,000
                                                                                            -----------

  Commitments and contingencies

  CAPITAL DEFICIENCY
  Preferred stock, 9% cumulative, stated value $.20; 5,000,000 shares authorized; 720,000
     shares issued and outstanding (at liquidating value)                                       144,000
  Common stock, no par value, stated value $.001; 45,000,000 shares authorized;
     14,984,459 shares issued and outstanding                                                    15,000
  Additional paid-in capital                                                                  1,428,000
  Accumulated deficit                                                                        (2,033,000)
                                                                                            -----------

        Total capital deficiency                                                               (446,000)
                                                                                            -----------

                                                                                            $   300,000
                                                                                            ===========

See notes to consolidated financial statements                               F-3

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                           Year Ended December 31,
                                                                        ----------------------------
                                                                            2002            2001
                                                                        ------------    ------------
Net sales                                                               $  1,057,000    $  1,369,000
                                                                        ------------    ------------

Costs and expenses:
   Operating costs                                                           102,000         240,000
   Selling, general and administrative                                     1,319,000       1,688,000
   Depreciation and amortization                                             105,000         151,000
                                                                        ------------    ------------

      Total costs and expenses                                             1,526,000       2,079,000
                                                                        ------------    ------------

Other income (expense):
   Interest income                                                             2,000           9,000
   Interest expense                                                          (27,000)        (25,000)
   Other income                                                               37,000          12,000
                                                                        ------------    ------------

      Total other income (expense)                                            12,000          (4,000)
                                                                        ------------    ------------

Loss from continuing operations before benefit for income taxes             (457,000)       (714,000)

Benefit for income taxes                                                      15,000
                                                                        ------------    ------------

Loss from continuing operations                                             (442,000)       (714,000)

Loss from discontinued operations                                             (7,000)        (27,000)
                                                                        ------------    ============

Net loss                                                                    (449,000)       (741,000)
Preferred stock dividend imputed                                             (13,000)        (13,000)
                                                                        ------------    ------------

Net loss attributable to common stockholders                            $   (462,000)   $   (754,000)
                                                                        ============    ============

Weighted average common shares outstanding                                14,775,000      13,849,000
                                                                        ============    ============

Basic and diluted loss per share - continuing operations and net loss
   Continuing operations                                                $      (0.03)   $      (0.05)
                                                                        ============    ============
   Net loss                                                             $      (0.03)   $      (0.05)
                                                                        ============    ============


See notes to consolidated financial statements                               F-4

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity/Capital Deficiency

                                        Preferred Stock             Common Stock                                          Total
                                 -------------------------  -------------------------                                  Stockholders'
                                    Shares                     Shares                    Additional     Accumulated   Equity/Capital
                                    Issued        Amount       Issued        Amount    Paid-in Capital    Deficit       Deficiency
                                 -----------   -----------  -----------   -----------  ---------------  -----------   --------------
Balance, January 1, 2000             720,000   $   144,000   13,713,132   $    14,000    $ 1,407,000    $  (843,000)   $   722,000

Stock based compensation for
   professional services                                                                       4,000                         4,000

Issuance of common stock for
   services rendered                                             55,000                        3,000                         3,000

Issuance of common stock as
     Compensation                                             1,002,500         1,000         29,000                        30,000

Net loss                                                                                                   (741,000)      (741,000)
                                 -----------   -----------  -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2001           720,000       144,000   14,770,632        15,000      1,443,000    $(1,584,000)        18,000
Repurchase and
Cancellation of common stock                                 (4,469,270)       (4,000)      (192,000)                     (196,000)

Common shares issued in private
placement net of costs                                        4,683,097         4,000        177,000                       181,000

Net loss                                                                                                   (449,000)      (449,000)
                                 -----------   -----------  -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2002           720,000   $   144,000   14,984,459   $    15,000    $ 1,428,000    $(2,033,000)   $  (446,000)
                                 ===========   ===========  ===========   ===========    ===========    ===========    ===========


See notes to consolidated financial statements                               F-5

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                           2002          2001
                                                                         ----------   ----------
Cash flows from operating activities:
Net loss                                                                 $ (449,000)  $ (741,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                       109,000      156,000
        Write-off of goodwill                                                             57,000
        Provision for uncollectible accounts                                 61,000       34,000
        Stock based compensation for professional services                                 4,000
        Issuance of common stock as compensation                                          33,000
        Changes in:
           Accounts receivable                                              713,000     (392,000)
           Prepaid expenses and other current assets                                      39,000
           Security deposits                                                              (4,000)
           Due from employees                                                 8,000
           Accounts payable and accrued expenses                            156,000      (99,000)
           Billings in excess of costs, net                                (545,000)     514,000
                                                                         ----------   ----------

              Net cash provided by (used in) operating activities            53,000     (399,000)
                                                                         ----------   ----------

Cash flows from investing activities:
   Expenditures for property and equipment                                   (8,000)     (19,000)
   Cash included in assets held for sale                                     (3,000)
                                                                         ----------   ----------

              Net cash used in investing activities                         (11,000)     (19,000)
                                                                         ----------   ----------

Cash flows from financing activities:
   Proceeds from (repayments of) line of credit                            (144,000)     104,000
   Proceeds from due to officers/stockholders                                74,000
   Proceeds from issuance of common stock                                   181,000
   Repurchase of common stock                                              (196,000)
   Bank overdraft                                                            (1,000)
                                                                         ----------   ----------

              Net cash (used in) provided by financing activities           (86,000)     104,000
                                                                         ----------   ----------

Net decrease in cash and cash equivalents                                   (44,000)    (314,000)
Cash and cash equivalents - beginning of year                                44,000      358,000
                                                                         ----------   ----------

Cash and cash equivalents - end of year                                  $        0   $   44,000
                                                                         ==========   ==========

Supplemental disclosures of cash flow information:
   Interest                                                              $   25,000   $   25,000

See notes to consolidated financial statements                               F-6

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arc Communications Inc. (the "Company") is a full-service marketing consulting and New Media design firm specializing in the healthcare, technology and pharmaceutical industries. Services include marketing, consulting, website development, electronic commerce, interactive multi-media, and graphics design.

The Company has experienced recurring net losses and has a working capital deficit and capital deficiency and needs to raise capital to sustain operations. There is no assurance that the Company's continuing multi-media segment will be successful. The Company will continue to require the infusion of capital until operations become profitable. During 2003, the Company sold its continuing professional education segment as described in Note C. In addition, during 2003, the Company anticipates seeking additional capital, increasing sales, and continuing to restrict expenses. Substantial doubt exists about the ability of the Company to continue as a going concern. These financial statements make no adjustment to the classification or amount of assets or liabilities that may be necessary as a result of the going concern uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions.

[2]   Cash:

      The Company maintains cash balances in various financial institutions. Management periodically evaluates the credit worthiness of such institutions.

[3]   Allowance for doubtful accounts:

      The Company establishes an allowance for uncollectible trade accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts is $25,000 as of December 31, 2002.

[4]   Per share information:

      Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders (net income or loss adjusted for preferred stock dividends of $13,000 in each year) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the exercise of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period. The weighted average number of common shares outstanding (basic and diluted) for the year ended December 31, 2002 and 2001 aggregated 14,775,000 and 13,849,000, respectively; stock options (950,000 in 2002 and 1,500,000 in
      2001, respectively) have been excluded since they are anti dilutive.

[5]   Property and equipment:

      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 5 years. Leasehold improvements are amortized over the shorter of the lease term or the lives of the respective asset.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[6]   Goodwill:

      At December 31, 2001, the Company determined that the asset was impaired due to the continual professional education segment's negative book value and net loss. As a result, the Company wrote off the remaining unamortized balance aggregating $57,000. Amortization expense amounted to $10,000 for the year ended December 31, 2001.

[7]   Revenue recognition:

      The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion.

[8]   Stock-based compensation:

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plan and provide the disclosures required by SFAS No. 123 and SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all awards.

                                                               Year Ended December 31,
                                                               -----------------------
                                                                  2002          2001
                                                               ---------     ---------
      Reported net loss from continuing operations             $(442,000)    $(714,000)

      Add stock based employee compensation included in
          reported net loss from continuing operations                 0             0

      Deduct stock based employee compensation
           determined under the fair value based method, net
           of related tax effects                                (20,000)      (26,000)
                                                               ---------     ---------

      Pro forma net loss from continuing operations            $(462,000)    $(740,000)
                                                               =========     =========

      Basic and diluted loss per share from continuing operations

      As reported                                              $    (.03)    $    (.05)
                                                               =========     =========

      Pro forma                                                $    (.03)    $    (.06)
                                                               =========     =========

      The weighted average fair value of the options granted for both 2002 and 2001 is $.01 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 110% and 120% in 2002 and 2001,respectively, expected life 4 years, risk free interest rate of approximately 4.3% and 3.9% in 2002 and 2001, respectively.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]   Advertising:

      The Company follows the policy of charging the costs of advertising to expense as incurred. During 2002 and 2001, the Company recorded advertising expense of $2,000 and $3,000, respectively.

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

[11]  Recent accounting pronouncements:

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141, a company must use the purchase method of accounting for all business acquisitions. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company adopted these standards effective January 1, 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. The Company adopted this statement on January 1, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" as an amendment to SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

[12]  Reclassification:

      Certain reclassifications have been made to the consolidated statement of operations for the year ended December 31, 2001 to conform to the current year presentation.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note C - Discontinued Operations

During 2002, the management of the Company committed to a plan to sell its continuing professional education segment. The segment provides continuing professional education to various professions with a primary focus on the medical profession. On April 1, 2003, the Company sold the continuing professional education segment for approximately $350,000 in cash. Additionally, the Company signed a non-compete agreement. In connection with this agreement, the buyer will pay $100,000 on April 1, 2004. The estimated gain on the sale aggregates $417,000.

The loss from discontinued operations reflects the results of operations of the discontinued segment for the years ended December 31, 2002 and 2001. The assets and liabilities of the subsidiary are classified separately in the consolidated balance sheet at December 31, 2002. The assets, liabilities and income (loss) from discontinued operations in the consolidated financial statements consist of the following:

                                               As of December
                                                  31, 2002
                                               --------------
      Assets
      Cash and cash equivalents                   $ 3,000
      Accounts receivable - net                     6,000
      Inventory                                     1,000
      Property and equipment - net                  6,000
                                                  -------

                                                  $16,000
                                                  =======

      Liabilities
      Accounts payable and accrued expenses       $83,000
                                                  =======

                                                    Year ended December 31,
                                                  --------------------------
                                                      2002           2001
                                                  -----------    -----------
      Results of operations
      Net sales                                   $   778,000    $ 1,113,000
                                                  -----------    -----------

      Costs and expenses
      Operating costs                                  13,000         37,000
      Selling, general and administrative costs       746,000      1,098,000
      Depreciation and amortization                     4,000          5,000
                                                  -----------    -----------
                                                      763,000      1,140,000
                                                  -----------    -----------
                                                       15,000        (27,000)
      Provision for income taxes                       22,000
                                                  -----------    -----------

      Loss from discontinued operations           $    (7,000)   $   (27,000)
                                                  ===========    ===========

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 consists of:

      Equipment and furniture    $ 1,001,000
      Leasehold improvements         108,000
                                 -----------
                                   1,109,000
      Accumulated depreciation      (967,000)
                                 -----------

                                 $   142,000
                                 ===========

Depreciation expense aggregated $105,000 and $151,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE E - NOTE PAYABLE

During the year ended December 31, 2002, the Company maintained a $750,000 line of credit which was collateralized by the accounts receivable. Advances under the line of credit were due on demand. During 2002, the bank demanded repayment of the outstanding advances. In August 2002, the Company and the bank entered into a stipulation agreement which required monthly payments of $3,000 plus interest at 7% per annum and maintenance of accounts receivable aggregating at least $250,000. As of December 31, 2002, the Company was in default of the covenant.

During April 2003, the Company and the bank entered into a second stipulation agreement requiring the Company to make monthly payments of $2,000 per month plus interest at 7% per annum and maintain accounts receivable at the lesser of $150,000 or 111% of the note payable. In connection with the sale of the continuing education segment, the Company repaid $150,000.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are:

      Accounts payable           $   268,000
      Accrued payroll                 21,000
      Other                            5,000
                                 -----------

                                 $   294,000
                                 ===========

NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset and liability as of December 31, 2002 are as follows:

      Deferred income tax asset:
         Net operating loss carryforwards   $   728,000

      Deferred income tax liability:
         Accrual to cash adjustment              97,000
         Property and equipment                   8,000
                                            -----------
                                                105,000
                                            -----------
      Net deferred tax asset                    833,000
      Valuation allowance                      (833,000)
                                            -----------

      Net deferred tax asset                $         0
                                            ===========

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE G - INCOME TAXES (CONTINUED)

The significant components of the provision for income taxes for the years ended December 31, 2002 and 2001 are as follows:

                                             2002         2001
                                          ---------    ---------
      Current - federal                   $  15,000
                                          ---------
      Deferred:
         Federal                            105,000    $ 254,000
         State                               76,000       74,000
         Change in valuation allowance     (181,000)    (328,000)
                                          ---------    ---------

            Total deferred income taxes           0            0
                                          ---------    ---------

         Provision for income taxes       $  15,000    $       0
                                          =========    =========

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $1,788,000 for federal income tax purposes, which expire through 2022. As a result of the continuing losses, the Company has determined that it is more likely than not that it will not be able to utilize its deferred tax assets; accordingly, it has provided a valuation allowance which offsets the deferred tax asset.

The difference between the statutory federal income tax rate (tax benefit) on the Company's pre-tax loss from continuing operations and the Company's effective income tax rate is summarized as follows:

                                            2002     2001
                                           -----    -----
      Statutory federal income tax rate    (34.0)%  (34.0)%
      Nondeductible expenses                           .3
      Other                                  2.5     (2.7)
      Increase in valuation allowance       28.0     36.4
                                           -----    -----

      Effective income tax rate              3.5%       0%
                                           =====    =====

NOTE H - RELATED PARTY TRANSACTION

Legal fees paid to corporate counsel, with which the son of a director/shareholder is affiliated, were $9,000 for 2001.

NOTE I - STOCKHOLDERS' EQUITY

[1]   Common stock:

      During 2002, the Company purchased 4,469,270 shares of its common stock owned by two related shareholders at a cost of $196,000. These shares were cancelled upon acquisition.

      Additionally during 2002, the Company issued 4,683,097 shares of common stock in a private placement in exchange for $181,000.

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

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE I - STOCKHOLDERS' EQUITY (CONTINUED)

[2]   Preferred stock:

      Dividends in arrears as of December 31, 2002 aggregated $ 56,000.

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

The following table summarizes stock options transactions:

                                                    Year Ended December 31,
                                      ---------------------------------------------------
                                                2002                       2001
                                      ------------------------   ------------------------
                                                      Weighted                   Weighted
                                                       Average                    Average
                                                      Exercise                   Exercise
                                        Shares         Price       Shares         Price
                                      ----------    ----------   ----------    ----------
      Options:
         Outstanding at beginning
           of year                     1,500,000    $     0.50    1,330,000    $     0.50
         Granted                          10,000          0.01      490,000          0.01
         Cancelled                      (560,000)         0.50     (320,000)         0.50
                                      ----------                 ----------

         Outstanding at end of year      950,000    $     0.24    1,500,000    $     0.34
                                      ==========                 ==========

         Exercisable at year end         685,000    $     0.32      935,000    $     0.43
                                      ==========                 ==========

The following table summarizes information about stock options outstanding for which the Company has an obligation to issue shares of common stock as of December 31, 2002:

                                        Options Outstanding                         Options Exercisable
                          ----------------------------------------------        --------------------------
                            Number                                                Number
                          Outstanding         Weighted          Weighted        Exercisable       Weighted
        Range of             as of             Average          Average            as of           Average
        Exercise          December 31,        Remaining         Exercise        December 31,      Exercise
         Prices               2002         Life (in Years)       Price              2002            Price
      -----------         -----------      ---------------    -----------       -----------      -----------
         $0.50               450,000            0.38             $0.50             437,500          $0.50
         $0.01               500,000            2.80             $0.01             247,500          $0.01


In March 1999, the Company entered into a two year consulting agreement with a public relations company. Under the terms of the agreement, the Company issued 225,000 options exercisable at $1.00 per share with an estimated fair value of the date of grant of $56,000, which was expensed over the life of the agreement.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

NOTE J - COMMITMENTS

The Company leases office space and equipment under operating leases with an initial or remaining term in excess of one year, expiring through 2006. As of December 31, 2002, minimum aggregate rentals are as follows:

              Year Ending
              December 31,                   Lease       Sub-Lease
      --------------------------         ------------    ------------
         2003                            $    146,000    $     37,000
         2004                                  88,000          37,000
         2005                                  80,000          37,000
         2006                                  72,000          34,000
                                         ------------    ------------

         Minimum payments                $    386,000    $    145,000
                                         ============    ============

Total rent expense for the years ended December 31, 2002 and 2001 aggregated $158,000 and $257,000, respectively.

The Company sublet office space commencing August 1, 2001; sub-lease rental income aggregated $37,000 and $12,000 during the years ended December 31, 2002 and 2001.

NOTE K - MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

For the year ended December 31, 2002, four customers accounted for 32%, 13%, 13% and 11% of sales. One customer accounted for 24% of sales for the year ended December 31, 2001.