Form 10QSB
period 2003-03-31
ARC COMMUNICATIONS INC
filed 2003-05-28
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the Issuer's common stock as of May 19, 2003 was 14,984,459.

ARC COMMUNICATIONS INC.



INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a) Consolidated Balance Sheets as of March 31, 2003.................  3

         b) Consolidated Statements of Operations for the
             Three Months Ended March 31, 2003 and 2002 .....................  4

         c) Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2003 and 2002 .....................  5

         d) Notes to Consolidated Financial Statements ...................6 to 7


         Item 2. Management's Discussion and
                 Analysis or Plan of Operations ..........................8 to 9

        Item 3. Controls and Procedures......................................

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

Signature..................................................................10

                    ARC COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                                               March 31,
                                                                                  2003
                                                                              -----------
CURRENT ASSETS
     Cash and Cash Equivalents                                                $    14,000
     Accounts Receivable-Net                                                      189,000
     Assets of discontinued operations                                             10,000
     Prepaid Expenses                                                               2,000


                                                                              -----------
         Total Current Assets                                                     215,000
                                                                              -----------


PROPERTY AND EQUIPMENT-NET                                                        126,000

OTHER ASSETS                                                                       15,000
                                                                              -----------

TOTAL ASSETS                                                                  $   356,000
                                                                              ===========


                             LIABILITIES AND CAPITAL DEFICIENCY

CURRENT LIABILITIES
     Note Payable                                                             $   286,000
     Due to officers/stockholders                                                  73,000
     Accounts Payable and Accrued Expenses                                        366,000
     Liabilities of discontinued operations                                        89,000
                                                                              -----------
         Total Current Liabilities                                                814,000
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

     Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
         720,000 Shares Issued in 2003
         Respectively                                                             144,000
     Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
         and Outstanding 14,984,459 in 2003                                        15,000
     Additional Paid in Capital                                                 1,428,000
     Accumulated Deficit                                                       (2,045,000)
                                                                              -----------
TOTAL CAPITAL DEFICIENCY                                                         (458,000)
                                                                              -----------

TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                      $   356,000
                                                                              ===========

                             ARC COMMUNICATIONS, INC
                             STATEMENT OF OPERATIONS

                                    UNAUDITED

                                                       3 Months Ended     3 Months Ended
                                                          March 31,          March 31,
                                                            2003               2002

NET SALES                                               $    218,000       $    357,000

COSTS AND EXPENSES
           Operating Costs                                    43,000             26,000
           Selling, General and Administrative               171,000            302,000
           Depreciation and Amortization                      16,000             24,000
                                                        ------------       ------------
                    Total Costs and Expenses                 230,000            352,000
                                                        ------------       ------------

OTHER INCOME (EXPENSES)
           Interest Income                                         0              1,000
           Interest Expense                                   (5,000)             6,000
                                                        ------------       ------------
                    Total Other Expense                       (5,000)             7,000
                                                        ------------       ------------


NET INCOME(LOSS)FROM CONTINUING OPERATIONS              $    (17,000)      $     12,000

NET INCOME(LOSS)FROM DISCONTINUED OPERATIONS                   5,000            (19,000)
                                                        ------------       ------------

NET LOSS                                                $    (12,000)      $     (7,000)
                                                        ============       ============

BASIC AND DILUTED (LOSS) INC PER COMMON SHARE DATA
Continuing Operations                                   $      (0.00)      $       0.00
Net Loss                                                $       0.00       $       0.00

Weighted Average Number of Shares Outstanding             14,984,459         14,770,622



See Notes to Consolidated Financial Statements.

                            ARC COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                   March 31,       March 31,
                                                                      2003           2002
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                      $ (12,000)      $  (7,000)
     Adjustments to Reconcile Net Income or Loss to Net Cash
        Provided by Operating Activities:
           Depreciation and Amortization                              17,000          25,000

     Increase (Decrease) in Cash from Changes in:
        Accounts Receivable                                          (61,000)        569,000
        Prepaid Expenses & Other Current Assets                       (1,000)            700
        Other Receivable                                                   0             800
        Due to Stockholders                                          (74,000)              0
        Accounts Payable and Accrued Expenses                        151,000         (77,000)
        Billings in Excess of Costs                                        0        (242,000)
                                                                   ---------       ---------

           Total Adjustments                                          32,000         276,500
                                                                   ---------       ---------

           Net Cash Provided by Operating Activities                  20,000         269,500
                                                                   ---------       ---------

                                                                                   ---------
CASH FLOWS IN INVESTING ACTIVITIES
                                                                                   ---------
     Cash included in assets held for sale                             3,000
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment to Note Payable                                        (9,000)            500
                                                                   ---------       ---------

           Net Cash (Used In) Provided ByFinancing Activities         (9,000)            500
                                                                   ---------       ---------

NET INCREASE IN CASH                                                  14,000         270,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           0          44,000
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  14,000       $ 314,000
                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid for Interest                                            5,000           6,000

                    ARC COMMUNICATIONS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

                                 March 31, 2003

1. Basis of Presentation

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2002 consolidated financial statements and related notes included in the Company's year end certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

2. Revenue Recognition

The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion.

3. Discontinued Operations

During 2002, the management of the Company committed to a plan to sell its continuing professional education segment. The segment provides continuing professional education to various professions with a primary focus on the medical profession. On April 1, 2003, the Company sold the continuing professional education segment for approximately $350,000 in cash. Additionally, the Company signed a non-compete agreement. In connection with this agreement, the buyer will pay $100,000 on April 1, 2004. The estimated gain on the sale aggregates $421,000.

The loss from discontinued operations reflects the results of operations of the discontinued segment for the three months ended March 31, 2003 and 2002. The assets and liabilities of the subsidiary are classified separately in the consolidated balance sheet at March 31, 2003. The assets, liabilities and income
(loss) from discontinued operations in the consolidated financial statements consist of the following:

                                                As of March 31, 2003
                                                --------------------
Assets
Accounts Receivable - net                       $   4,000
Inventory                                           1,000
Property and equipment - net                        5,000
                                                ---------

                                                  $10,000


Liabilities
Accounts Payable and accrued expenses             $89,000
                                                ---------


                                               Three Months           Three Months
                                           ended March 31, 2003   ended March 31, 2002

Results of Operations
Net Sales                                       $  71,000              $ 215,000
                                                ---------              ---------

Costs and expenses
Operating Costs
Selling, general and administrative costs          65,000                233,000
Depreciation and amortization                       1,000                  1,000
                                                ---------              ---------
                                                   66,000                234,000
                                                ---------              ---------

Income (loss) from discontinued operations      $   5,000              ($ 19,000)
                                                ---------              ---------

Item 2. Management's Discussion and Analysis or Plan of Operations

Three Months Ended March 31, 2003 and March 31, 2002

     The Company's net sales for the three months ended March 31, 2003 and 2002 were $218,000 and $357,000, respectively, a decrease of 39 percent. The decrease in sales is a result of web site development decreasing $111,000 (or 74%); full interactive multi-media development increasing $25,000 (or 27%); and Production/Print services decreasing $54,000 (or 47%).

     Revenue decline was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care, along with the increase in competition for web services which results in severe price cutting of what we can charge for our services.

     Operating costs for the three months ended March 31, 2003 and 2002 were $43,000 and $26,000, respectively. The increase is due to the need to utilize outside resources more often. With the Company's continued reduction in full-time employees, this increase is more than offset by the decrease in general and administrative expenses.

     Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $171,000 and 302,000, respectively. Selling, general and administrative expenses decreased $131,000 (or 43%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues along with the continuing slashing of overhead to get it inline with the revenue declines. Salaries were decreased $50,000 for the period as the Company moved towards the use of contract employees on an as needed basis instead the use of full-time employees.

     Depreciation and amortization expenses for the three months ended March 31, 2003 and 2002 were $16,000 and $24,000, respectively, a decrease of 33 percent.

     The loss from continuing operations for the three months ended March 31, 2003 amounted to $17,000 compared to income from continuing operations for the three months ended March 31, 2002 of $12,000. The primary reason for the loss was the decline in revenue which was partially offset by the reduction in selling, general and administrative expenses. As a result, income (loss) per share from continuing operations was $0.00 for the three months ended March 31, 2003 and 2002.

     As a result of the closing of the Company's educational seminar programs which generated a substantial portion of the educational division's revenue, the Company determined in late 2002 to sell its continuing professional education business, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This took place on April 1, 2003. This area of the Company's business had sustained continual losses. This sale will allow the Company to concentrate on its core business and provide it the resources to expand into other communications areas.

     The net loss for the three months ended March 31, 2003 amounted to $12,000 compared to a net loss of $7,000 for the three months ended March 31, 2002. The primary reason for the loss was the decline in revenue which was partially offset by the reduction in selling general and administrative expenses. As a result, loss per share was $0.00 for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

     Cash flow provided by operations for the three months ended March 31, 2003 amounted to $20,000. The Company believes that its present client base along with the proceeds from the sale of Arcmesa will generate sufficient revenue to maintain an appropriate level of liquidity for the near term. If revenues continue to decline the Company will have to seek additional financing. The Company believes that for the near term this will not be necessary due to significant overhead reductions that took place in February 2003.

     The Company decreased its credit usage by $9,000. This was necessitated by its stipulation agreement with Sovereign Bank. The company also used $150,000 from the proceeds of the sale of ArcMesa to further reduce its obligation to Sovereign Bank. Additionally, beginning May 1, 2003 the Company is required to make monthly principal payments of $2,000.

     In their report on the audit of the Company's financial statements for the years ended December 31, 2002 and 2001, our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue our business as a going concern. In the event we are unable to raise the anticipated capital needs through some form of financing or increase our revenues and cash flows, there would be substantial doubt about our ability to continue as a going concern.

Item 3. Controls and Procedures

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


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Amendments to Forbearance and Settlement Stipulation

     99.3 Stipulation of Dismissal With Prejudice as to the Defendant Arcmesa Educative Inc. Only

(b)  Current reports on Form 8-K.

     (i) On April 16, 2003, the Company filed a Current Report on Form 8-K in connection with the sale all of the capital stock of its wholly-owned subsidiary Arcmesa Educators, Inc. to Belcan Corporation

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 28, 2003                                      ARC COMMUNICATIONS INC.


                                                        BY: /s/ Michael Rubel
                                                           --------------------
                                                        Michael Rubel
                                                        Chief Operating Officer

                                  CERTIFICATION

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


Date: May 28, 2003

                                                         /s/ Steven H. Meyer
                                                         -----------------------
                                                         Steven H. Meyer

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


Date: May 28, 2003

                           /s/ Michael Rubel
                           ------------------------------------
                           Michael Rubel
                           Chief Operating Officer (principal financial officer)