Form 10KSB/A
ARC COMMUNICATIONS INC
filed 2003-05-29
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):

Yes [_] No [X]

Explanatory Note

This Form 10-KSB/A is being filed as Amendment No. 1 to the Form 10-KSB of Arc Communications Inc. filed with the Securities and Exchange Commission on May 19, 2003 for the purpose of amending Item 9 (i) to add disclosure regarding the Company's Audit Committee and (ii) to include the Audit Committee Report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, consisting of an independent director, the current member of which is Peter A. Bordes, Jr. The Board of Directors has delegated to the Audit Committee the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission.

AUDIT COMMITTEE REPORT

Pursuant to rules adopted by the Securities and Exchange Commission designed to improve disclosures related to the functioning of corporate audit committees and to enhance the reliability and credibility of financial statements of public companies, the Audit Committee of our Board of Directors submits the following report:

                     AUDIT COMMITTEE REPORT TO STOCKHOLDERS

The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of our accounting functions and internal controls. The Audit Committee is composed of one director, who is independent as defined by the National Association of Securities Dealers' listing standards. The Audit Committee operates under a written charter approved by the Board of Directors.

Management is responsible for our internal controls and financial reporting process. The independent outside auditors are responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

In connection with these responsibilities, the Audit Committee met with management and the independent outside auditors to review and discuss the December 31, 2002 consolidated financial statements. The Audit Committee also discussed with the independent outside auditors the matters required by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as modified and supplemented. The Audit Committee also received written disclosures and the letter from the independent outside auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as modified and supplemented, and the Audit Committee discussed the firm's independence with the independent outside auditors.

Based upon the Audit Committee's discussions with management and the independent outside auditors as described above, and the Audit Committee's review of the representations of management and the independent outside auditors, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002 to be filed with the Securities and Exchange Commission.

Respectfully submitted,
THE AUDIT COMMITTEE
Peter A. Bordes, Jr.

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





/s/ Steven H. Meyer
------------------------------------
 Steven H. Meyer
 CEO, President and Director


/s/ Michael Rubel
------------------------------------
 Michael Rubel
 Chief Operating Officer, Secretary and Director


/s/ Peter A. Bordes
------------------------------------
 Peter A. Bordes
 Director

                                 CERTIFICATIONS

I, Steven Meyer, Chief Executive Officer, certify that:


1. I have reviewed this amended annual report on Form 10-KSB/A of Arc Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date: May ___, 2003

                                                /s/ Steven H. Meyer
                                                --------------------------------
                                                Steven H. Meyer

                                                Chief Executive Officer

                                 CERTIFICATIONS

I, Michael Rubel, Chief Operating Officer, certify that:


1. I have reviewed this amended annual report on Form 10-KSB/A of Arc Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date: May __, 2003

                                                /s/ Michael Rubel
                                                --------------------------------
                                                Michael Rubel
                                                Chief Operating Officer
                                                (principal financial officer)