Form 10QSB
period 2003-06-30
ARC COMMUNICATIONS INC
filed 2003-08-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2003

                          Commission File No. 000-26213

                             ARC COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)

    A New Jersey Corporation                                     22-3201557
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation  or organization)                             Identification No.)

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724
                    (Address of principal executive offices)

                    Issuer's telephone number: (732) 219-1766

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of August 12, 2003 was 14,984,459.

ARC COMMUNICATIONS INC.

INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a) Consolidated Balance Sheets as of June 30, 2003.............      3

         b) Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2003 and 2002..........      4

         c) Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002 ...................      5

         d) Notes to Consolidated Financial Statements .................  6 to 7


         Item 2. Management's Discussion and
                 Analysis or Plan of Operations ........................  8 to 9

        Item 3. Controls and Procedures.................................

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

Signature...............................................................      10

                            ARC COMMUNICATIONS, INC.

                                  BALANCE SHEET

                                    UNAUDITED

                                     ASSETS

                                                                      June 30,
                                                                        2003
                                                                    -----------
CURRENT ASSETS
   Cash and Cash Equivalents                                        $    26,000
   Accounts Receivable-Net of Allowances for Doubtful Accounts
       of $25,000                                                       174,000
   Prepaid Expenses                                                       2,000
   Other Receivables                                                    100,000
                                                                    -----------
       Total Current Assets                                             302,000
                                                                    -----------

PROPERTY AND EQUIPMENT-NET                                              113,000
                                                                    -----------

OTHER ASSETS
   Security Deposits                                                     15,000
                                                                    -----------

       Total Other Assets                                                15,000
                                                                    -----------

TOTAL ASSETS                                                        $   430,000
                                                                    ===========

                      LIABILITIES AND CAPITAL DEFICIENCY

CURRENT LIABILITIES
   Line of Credit                                                   $   130,000
   Accounts Payable and Accrued Expenses                                248,000
   Due To Stockholders                                                   72,000
                                                                    -----------
       Total Current Liabilities                                        450,000
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

   Preferred Stock, Stated Value $.20; 5,000,000 Shares
       Authorized; 720,000 Shares Issued and Outstanding
       in 2002 and 2001 Respectively                                    144,000
   Common Stock, $.001 Par Value, Authorized 45,000,000
       Shares, Issued and Outstanding 14,984,459                         15,000
   Additional Paid in Capital                                         1,428,000
   Retained Earnings (Accumulated Deficit)                           (1,607,000)
                                                                    -----------
CAPITAL DEFICIENCY                                                      (20,000)
                                                                    -----------

TOTAL LIABILITIES AND CAPITAL DEFICIENCY                            $   430,000
                                                                    ===========

                            ARC COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                               6 Months Ended  6 Months Ended  3 Months Ended  3 Months Ended
                                                   June 30,        June 30,        June 30,        June 30,
                                                    2003            2002             2003            2002
                                               --------------  --------------  --------------  --------------

NET SALES                                        $   413,000     $   609,000     $   195,000     $   243,000

COSTS AND EXPENSES
    Operating Costs                                   76,000          56,000          33,000          21,000
    Selling, General and Administrative              334,000         632,000         163,000         330,000
    Depreciation and Amortization                     33,000          50,000          17,000          26,000
                                                 -----------     -----------     -----------     -----------

       Total Costs and Expenses                      443,000         738,000         213,000         377,000
                                                 -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES)
    Interest Income                                        0           2,000               0           1,000
    Interest Expense                                 (10,000)        (13,000)         (5,000)         (8,000)
                                                 -----------     -----------     -----------     -----------

       Total Other Expense                           (10,000)        (11,000)         (5,000)         (7,000)
                                                 -----------     -----------     -----------     -----------

LOSS FROM CONTINUING OPERATIONS                  $   (40,000)    $  (140,000)    $   (23,000)    $  (141,000)

INCOME FROM DISCONTINUED OPERATIONS                    5,000          43,000                          24,000

GAIN FROM SALE OF DISCONTINUED OPERATIONS            460,000                         460,000

                                                 -----------------------------------------------------------
NET INCOME                                       $   425,000     $   (97,000)    $   437,000     $  (117,000)
                                                 ===========     ===========     ===========     ===========

BASIC AND DILUTED (LOSS) INCOME PER SHARE
CONTINUING OPERATIONS                            $      0.00     $     (0.01)    $      0.00     $     (0.01)
                                                 ===========     ===========     ===========     ===========
NET INCOME                                       $      0.03     $     (0.01)    $      0.03     $     (0.01)
                                                 ===========     ===========     ===========     ===========

Weighted Average Number of Shares Outstanding     14,984,459      14,311,000      14,984,459      14,392,000

See Notes to Consolidated Financial Statements.

                            ARC COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                 June 30,     June 30,
                                                                   2003         2002
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)                                            $ 425,000    $ (97,000)
   Adjustments to Reconcile Net Income or Loss to Net Cash
      Provided by Operating Activities:
          Depreciation and Amortization                            33,000       52,000
          Gain on Sale of Discontinued Operations                (460,000)           0
          Issuance of commonn stock as compensation                     0        5,000

   Increase (Decrease) in Cash from Changes in:
      Accounts Receivable                                         (48,000)     594,000
      Other Receivable                                                  0      (14,000)
      Assets of Discontinued Operations                            27,000            0
      Due to Stockholders                                          (2,000)           0
      Accounts Payable and Accrued Expenses                       (47,000)     (48,000)
      Billings in Excess of Costs                                       0     (402,000)
      Liabilities of Discontinued Operations                      (83,000)           0
                                                                ---------    ---------

          Total Adjustments                                      (580,000)     187,000
                                                                ---------    ---------

          Net Cash Provided By (Used by) Operating Activities    (155,000)      90,000
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Expenditures for Property and Equipment                         (4,000)      (9,000)
   Proceeds from sale of Discontinued Operations                  350,000
                                                                ---------    ---------
          Net Cash (Used in) Investing Activities                 346,000       (9,000)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment to Line of Credit                                   (165,000)           0
   Issuance of Common Stock                                             0      (39,000)
                                                                ---------    ---------

          Net Cash Used in Financing Activities                  (165,000)     (39,000)
                                                                ---------    ---------

NET INCREASE IN CASH                                               26,000       42,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        0       44,000
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  26,000    $  86,000
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash Paid for Interest                                        10,000       14,000

See Notes to Consolidated Financial Statements.

                            ARC COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited

                                  June 30, 2003

1.    Basis of Presentation

      In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

      Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2002 financial statements and related notes included in the Company's year end certified financial statement. The results of operations for the three months are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Six Months Ended June 30, 2003 and June 30, 2002

The Company's net sales for the six months ended June 30, 2003 and 2002 were $413,000 and $609,000, respectively, a decrease of 32 percent. The decrease in sales is a result of web site development decreasing $134,000 (or 77%); full interactive multi-media development increasing $53,000 (or 30%); and Production/Print services decreasing $99,000 (or 41%).

The decline in revenue was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care, along with the increase in competition for web services which results in severe price cutting of what we can charge for our services.

Operating costs for the six months ended June 30, 2003 and 2002 were $76,000 and $56,000, respectively. The increase is due to the need to utilize outside resources more often. With the Company's continued reduction in full-time employees, this increase is more than offset by the decrease in general and administrative expenses.

Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $334,000 and 632,000, respectively. Selling, general and administrative expenses decreased $298,000 (or 47%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues and also due to the continued decrease of overhead due to the revenue declines. Salaries decreased $171,000 for the period as the Company moved towards the use of contract employees on an as needed basis instead the use of full-time employees.

Depreciation and amortization expenses for the six months ended June 30, 2003 and 2002 were $33,000 and $50,000, respectively, a decrease of 34 percent.

The loss from continuing operations for the six months ended June 30, 2003 and 2002 was $40,000 and $140,000, respectively, a decrease in losses of $100,000 or (71%). As a result, loss per share from continuing operations was $0.01 for the six months ended June 30, 2003 and 2002.

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

The net income for the six months ended June 30, 2003 was $425,000 of which a $460,000 gain was a result of the sale of the continuing professional education business and of which $5,000 was a result of net income from the continuing professional education business prior to the sale. The net loss for the six months ended June 30, 2002 was $97,000 of which a $140,000 loss was from continuing operations and of which $43,000 was a result of net income from discontinued operations.

Three Months Ended June 30, 2003 and June 30, 2002

The Company's net sales for the three months ended June 30, 2003 and 2002 were $213,000 and $377,000, respectively, a decrease of 44 percent. The decrease in sales is a result of web site development decreasing $23,000 (or 100%); full interactive multi-media development increasing $28,000 (or 33%); and Production/Print services decreasing $43,000 (or 34%).

Revenue decline was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care, along with the increase in competition for web services which results in severe price cutting of what we can charge for our services.

Operating costs for the three months ended June 30, 2003 and 2002 were $33,000 and $21,000, respectively. The increase is due to the need to utilize outside resources more often. With the Company's continued reduction in full-time employees, this increase is more than offset by the decrease in general and administrative expenses.

Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $163,000 and 330,000, respectively. Selling, general and administrative expenses decreased $167,000 (or 51%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues and also due to the continued decrease in overhead due to the revenue declines. Salaries decreased $107,000 for the period as the Company moved towards the use of contract employees on an as needed basis instead the use of full-time employees.

Depreciation and amortization expenses for the three months ended June 30, 2003 and 2002 were $17,000 and $26,000, respectively, a decrease of 35 percent.

The loss from continuing operations for the three months ended June 30, 2003 and 2002 was $23,000 and $141,000, respectively, a decrease in losses of $118,000 or (84%). As a result, income loss per share from continuing operations was $0.01 for the three months ended June 30, 2003 and 2002.

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

The net income for the three months ended June 30, 2003 was $437,000 of which a $460,000 gain was the result of the sale of the continuing professional education segment. The net loss for the three months ended June 30, 2002 was $141,000 of which $24,000 was a result of net income from discontinued operations.

Liquidity and Capital Resources

If revenues continue to decline the Company will have to seek additional financing. The Company believes that for the near term this will not be necessary due to significant overhead reductions that took place in February 2003.

The Company decreased its credit usage by $165,000. This was necessitated by its stipulation agreement with Sovereign Bank. Beginning May 1, 2003, the Company began to make monthly principal payments of $2,000.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

32.1  Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Current reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date: August 13, 2003                             ARC COMMUNICATIONS INC.


                                                        BY: /s/ Peter Bordes
                                                           --------------------
                                                        Peter Bordes
                                                        Chief Executive Officer