Form 10QSB
period 2003-09-30
ARC COMMUNICATIONS INC
filed 2003-11-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of November 12, 2003 was 14,984,459.

ARC COMMUNICATIONS INC.


INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                            1

         a)  Consolidated Balance Sheets as of September 30, 2003            1

         b)  Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2003 and 2002         2

         c)  Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2003 and 2002                   3

         d)  Notes to Consolidated Financial Statements                      4

         Item 2. Management's Discussion and
                 Analysis or Plan of Operations                              5

         Item 3. Controls and Procedures                                     6

PART II.  OTHER INFORMATION

         Item 5. Other Information                                           7

         Item 6. Exhibits and Reports on Form 8-K                            7

Signature                                                                    8

Item 1. Financial Statements


                            ARC COMMUNICATIONS, INC.

                                  BALANCE SHEET

                                    UNAUDITED

                                     ASSETS

                                                                                       September 30,
                                                                                               2003
                                                                                        -----------
CURRENT ASSETS
 Cash and Cash Equivalents                                                              $    30,000
 Accounts Receivable-Net of Allowances for Doubtful Accounts
      of $25,000                                                                            235,000
 Prepaid Expenses                                                                             2,000
 Other Receivables                                                                          100,000
                                                                                        -----------
      Total Current Assets                                                                  367,000
                                                                                        -----------

PROPERTY AND EQUIPMENT-NET                                                                   98,000
                                                                                        -----------

OTHER ASSETS
 Security Deposits                                                                           16,000
                                                                                        -----------

           Total Other Assets                                                                16,000
                                                                                        -----------

TOTAL ASSETS                                                                            $   481,000
                                                                                        ===========


                       LIABILITIES AND CAPITAL DEFICIENCY

CURRENT LIABILITIES
 Line of Credit                                                                         $   126,000
 Accounts Payable and Accrued Expenses                                                      287,000
 Due To Stockholders                                                                         71,000
                                                                                        -----------
      Total Current Liabilities                                                             484,000
                                                                                        -----------

COMMITMENTS AND CONTINGENCIES

 Preferred Stock, Stated Value $.20; 5,000,000 Shares Authorized;
      720,000 Shares Issued and Outstanding
                                                                                            144,000
 Common Stock, $.001 Par Value, Authorized 45,000,000 Shares, Issued
      and Outstanding 14,984,449                                                             15,000
 Additional Paid in Capital                                                               1,428,000
 Accumulated Deficit                                                                     (1,590,000)
                                                                                        -----------
CAPITAL DEFICIENCY                                                                           (3,000)
                                                                                        -----------

TOTAL LIABILITIES AND CAPITAL DEFICIENCY                                                $   481,000
                                                                                        ===========



                                                      ARC COMMUNICATIONS, INC.

                                                       STATEMENT OF OPERATIONS

                                                              UNAUDITED

                                                          9 Months Ended     9 Months Ended      3 Months Ended     3 Months Ended
                                                          September 30,        September 30,       September 30,      September 30,
                                                                  2003                 2002                2003               2002
                                                          ------------         ------------        ------------       ------------
NET SALES                                                 $    638,000         $    899,000        $    224,000       $    288,000

COSTS AND EXPENSES
      Operating Costs                                          125,000               97,000              49,000             40,000
      Selling, General and Administrative                      472,000              939,000             138,000            307,000
      Depreciation and Amortization                             51,000               75,000              17,000             25,000
                                                          ------------         ------------        ------------       ------------
           Total Costs and Expenses                            648,000            1,111,000             204,000            372,000
                                                          ------------         ------------        ------------       ------------
OTHER INCOME (EXPENSES)
      Interest Expense                                         (12,000)             (23,000)             (2,000)           (10,000)
                                                          ------------         ------------        ------------       ------------
           Total Other Expense                                 (12,000)             (23,000)             (2,000)           (10,000)
                                                          ------------         ------------        ------------       ------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS                       (22,000)            (235,000)             18,000            (94,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       5,000               34,000                                (10,000)

GAIN FROM SALE OF DISCONTINUED OPERATIONS                      460,000


NET INCOME(LOSS)                                          $    443,000         $   (201,000)       $     18,000       $   (104,000)
                                                          ============         ============        ============       ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS                                     $       0.00         $      (0.01)       $       0.00       $      (0.01)
                                                          ============         ============        ============       ============
NET INCOME (LOSS)                                         $       0.03         $      (0.01)       $       0.00       $      (0.01)
                                                          ============         ============        ============       ============

Weighted Average Number of Shares Outstanding               14,984,449           14,311,000          14,984,459         14,392,000

See Notes to Consolidated Financial Statements


                                               ARC COMMUNICATIONS, INC.

                                                STATEMENT OF CASH FLOWS

                                                       UNAUDITED


                                                                                   September 30,           September 30,
                                                                                      2003                     2002
                                                                                   ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                                             $   443,000            $  (235,000)
      Adjustments to Reconcile Net Income or Loss to Net Cash
           Provided by Operating Activities:
                Depreciation and Amortization                                            51,000                 75,000
                Issuance of Treasury Stock                                                                     200,000
                Gain on Sale of Discontinued Operations                                (460,000)

      Increase (Decrease) in Cash from Changes in:
           Accounts Receivable                                                         (109,000)               266,000
           Prepaid Expenses & Other Current Assets                                       (2,000)                 4,000
           Assets of Discontinued Operations                                             27,000
           Due to Stockholders                                                           (3,000)
           Accounts Payable and Accrued Expenses                                         (7,000)                30,000
           Billings in Excess of costs                                                                        (143,000)
           Liabilities of Discontinued Operations                                       (83,000)
                                                                                   ------------            ------------
                 Total Adjustments                                                     (586,000)               432,000
                                                                                   ------------            ------------
                Net Cash Used by Operating Activities                                  (143,000)               197,000
                                                                                   ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                                            (8,000)                (9,000)
      Proceeds from sale of Discontinued Operations                                     350,000
                                                                                   ------------            ------------
                Net Cash Provided in Investing Activities                               342,000                 (9,000)
                                                                                   ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Line of Credit                                                                             (39,000)
      Repayment to Line of Credit                                                      (169,000)              (144,000)
                                                                                   ------------            ------------
                Net Cash Used by Financing Activities                                  (169,000)              (183,000)

NET INCREASE IN CASH                                                                     30,000                  5,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              0                 44,000
                                                                                   ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    30,000            $    49,000
                                                                                   ============            ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                                             12,000                 23,000



                                    See Notes to Consolidated Financial Statements

                             ARC COMMUNICATIONS INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    Unaudited

                               September 30, 2003

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Nine Months Ended September 30, 2003 and September 30, 2002

The Company's net sales for the nine months ended September 30, 2003 and 2002 were $638,000 and $899,000, respectively, a decrease of 29 percent. The decrease in sales is a result of web site development decreasing $204,000 (or 84%); full interactive multi-media development increasing $38,000 (or 16%); and Production/Print services decreasing $82,000 (or 22%).

The decline in revenue was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care, along with the increase in competition for web services which results in severe price cutting of what we can charge for our services.

Operating costs for the nine months ended September 30, 2003 and 2002 were $125,000 and $97,000, respectively. The increase is due to the need to utilize outside resources more often. With the Company's continued reduction in full-time employees, this increase is more than offset by the decrease in general and administrative expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $472,000 and 939,000, respectively. Selling, general and administrative expenses decreased $467,000 (or 50%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues and also due to the continued decrease of overhead due to the revenue declines. Salaries decreased $261,000 for the period as the Company moved towards the use of contract employees on an as needed basis instead the use of full-time employees.

Depreciation and amortization expenses for the nine months ended September 30, 2003 and 2002 were $51,000 and $75,000, respectively, a decrease of 31 percent.

The loss from continuing operations for the nine months ended September 30, 2003 and 2002 was $22,000 and $235,000, respectively, a decrease in losses of $213,000 or (91%). As a result, loss per share from continuing operations was $0.00 and $0.01 for the nine months ended September 30, 2003 and 2002 respectively.

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

The net income for the nine months ended September 30, 2003 was $443,000 of which a $460,000 gain was a result of the sale of the continuing professional education business and of which $5,000 was a result of net income from the continuing professional education business prior to the sale. The net loss for the nine months ended September 30, 2002 was $201,000 of which a $235,000 loss was from continuing operations and of which $34,000 was a result of net income from discontinued operations.

Three Months Ended September 30, 2003 and September 30, 2002

The Company's net sales for the three months ended September 30, 2003 and 2002 were $224,000 and $288,000, respectively, a decrease of 22 percent. The decrease in sales is a result of web site development decreasing $70,000 (or 100%); full interactive multi-media development decreasing $16,000 (or 24%); and Production/Print services increasing $14,000 (or 10%).

Revenue decline was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care, along with the increase in competition for web services which results in severe price cutting of what we can charge for our services.

Operating costs for the three months ended September 30, 2003 and 2002 were $49,000 and $40,000, respectively. The increase is due to the need to utilize outside resources more often. With the Company's continued reduction in full-time employees, this increase is more than offset by the decrease in general and administrative expenses.

Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $138,000 and 307,000, respectively. Selling, general and administrative expenses decreased $169,000 (or 55%). This decrease was primarily due to reductions in selling expenses such as commissions and travel expenses as a result of the decline in revenues and also due to the continued decrease in overhead due to the revenue declines. Salaries decreased $88,000 for the period as the Company moved towards the use of contract employees on an as needed basis instead the use of full-time employees.

Depreciation and amortization expenses for the three months ended September 30, 2003 and 2002 were $17,000 and $25,000, respectively, a decrease of 32 percent.

The income (loss) from continuing operations for the three months ended September 30, 2003 and 2002 was $18,000 and ($94,000), respectively, an improvement of $112,000 or (119%). As a result, income per share from continuing operations was $0.01 for the three months ended September 30, 2003 as compared to a loss of $0.01 per share for the three months ended September 30, 2002.

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

The net income for the three months ended September 30, 2003 was $18,000. The net loss for the three months ended September 30, 2002 was $104,000 of which $94,000 was a result of net loss from continued operations and losses of $10,000 from discontinued operations.

Liquidity and Capital Resources

If revenues continue to decline the Company will have to seek additional financing. The Company believes that for the near term this will not be necessary. As a result of the significant overhead reductions the company recorded a profit in the third quarter and modestly increased its cash position while continuing to reduce the line of credit. Based upon the current level of operations the Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least June 2004.

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

                          PART II - OTHER INFORMATION

Item 5. Other Information

During the quarter ended September 30, 2003, the Company announced that it had amended its Letter of Intent to merge with RoomLinX, Inc. A copy of the press release announcing the amendment is attached as an Exhibit. The Company is continuing its due diligence investigation of RoomLinX.


Item 6. Exhibits and Reports on Form 8-K


          (a)  Exhibits.

               31   Certification

               32 Certification pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99   Press Release dated September 19, 2003

          (b)  Current reports on Form 8-K.

               None.

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 14, 2003                           ARC COMMUNICATIONS INC.


                                                  BY: /s/ Peter Bordes
                                                  --------------------
                                                  Peter Bordes
                                                  Chief Executive Officer