Form 10QSB/A
period 2003-06-30
ARC COMMUNICATIONS INC
filed 2004-03-11
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Issuer's common stock as of August 12, 2003 was 14,984,449.

ARC COMMUNICATIONS INC.


INDEX


PART I.   FINANCIAL INFORMATION

          Item 3. Controls and Procedures......................................

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K

Signature...................................................................  10

EXPLANATORY NOTE

This Form 10-QSB/A is being filed as Amendment No. 1 to the Form 10-KSB of Arc Communications Inc. filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 for the purpose of amending Item 3. Controls and Procedures and amending the certification required by Section 302 of the Sarbanes-Oxley Act of 2002.


                          PART I FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

As of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's principal financial officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Date: March 11, 2004

        ARC COMMUNICATIONS INC.


        By: /s/ Peter A. Bordes, Jr.
        -------------------------------
                Peter A. Bordes, Jr.
                Chief Executive Officer