Form 10KSB
period 2003-12-31
ARC COMMUNICATIONS INC
filed 2004-03-30
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                             ARC COMMUNICATIONS INC.

                 (Name of Small Business Issuer in its charter)


           New Jersey                                         22-3201557
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              665 Highway 35, Box 17, Middletown, New Jersey 07748

                    Issuer's telephone number: (732) 219-1766


Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

(i) Common Stock, $.001 Par Value; and

(ii) Class A Preferred Stock, $.20 Par Value.



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

The issuer's revenue for the fiscal year ended December 31, 2003 was $762,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $6,065,832 as of March 17, 2004.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 34,852,771 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding as of March 26, 2004.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [_] No [X]

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.......................................    1

ITEM 2.      DESCRIPTION OF PROPERTY.......................................    1

ITEM 3.      LEGAL PROCEEDINGS.............................................    2

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    2


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.......................................................    2

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND PLAN OF OPERATION.........................................    3

ITEM 7.      FINANCIAL STATEMENTS..........................................    5

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON
             ACCOUNTING FINANCIAL DISCLOSURE...............................    5

ITEM 8A.     CONTROLS AND PROCEDURES ......................................    5


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
             PERSIONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...    5

ITEM 10.     EXECUTIVE COMPENSATION........................................    7

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................    8

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    9

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.......................................    9

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES........................   11

SIGNATURES.................................................................   12

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

PRELIMINARY NOTE

On December 31, 2003, ARC Communications Inc. ("ARC" or the "Company") filed a preliminary proxy statement for a special meeting of its stockholders to consider and approve a series of transactions involving the reorganization of ARC. The reorganization includes the merger of ARC with RoomLinX, Inc., a Nevada corporation. The following description of ARC is taken from ARC's previous public filings and describes the business of ARC through the closing of the merger. Following the merger, ARC will wind down and end its existing business and the continuing business will be RoomLinX.

ARC COMMUNICATIONS INC.

CORPORATE HISTORY

ARC Communications Inc. was incorporated under the laws of the state of New Jersey on October 21, 1992 under the name Arc Slide Technologies Ltd. On August 14, 1996, Arc Communications Inc., a Florida corporation, formerly known as Alliance Telecommunications Holding Corp., acquired Arc Slide Technologies Ltd., and Arc Slide Technologies Ltd. became a wholly-owned subsidiary of Arc Communications Inc. On November 21, 1997, Arc Communications Inc. merged with and into its wholly-owned subsidiary Arc Slide Technologies Ltd. with Arc Slide Technologies Ltd. the surviving corporation in such merger. At the time of the merger, Arc Slide Technologies Ltd. changed its name to ARC Communications Inc.

ARC'S BUSINESS

Interactive multimedia programs have been a primary area of ARC's business. ARC has formed strategic alliances with advertising agencies that have major pharmaceutical companies as their clients. By forming these alliances, ARC's clients are able to use ARC's expertise in a variety of interactive multimedia areas. Further, such strategic alliances enable ARC's clients to use leading edge technologies without having to incur substantial development costs. ARC earns revenues from the Interactive Programs from billing for the creative development. The expenses are principally payroll related and purchase costs are insignificant.

ARC has the ability to design and create specific websites for a client and to operate such websites. ARC also designs and develops interactive kiosks and advertising and promotional materials, including packaging for retail products. ARC's services range from consulting services to complete marketing-driven design and construction of multi-level websites. ARC also offers numerous integrated services in addition to those discussed above, particularly offline media planning and buying related to identification, negotiation for and purchase of banners, sponsorship and proprietary partnerships on websites.

The markets for ARC's services are highly competitive and are characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. ARC expects competition for its services to intensify in the future, partly because there are no substantial barriers to entry into ARC's business. ARC faces competition from a number of sources, including potential customers that perform interactive marketing and communications services and website development services in-house. These sources also include other website service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies such as Microsoft Corporation and Adobe Systems Incorporated, established online service companies, advertising agencies, internet-services and access providers as well as specialized and integrated marketing communication firms. Many of ARC's competitors or potential competitors have longer operating histories, more substantial customer relationships and significantly greater financial, managerial, technological, sales, marketing and other resources than ARC. ARC also competes on the basis of creative reputation, price, reliability of services and responsiveness. There can be no assurance that ARC will be able to compete and its inability to do so would have a material adverse impact on ARC's business, financial condition and operating results.

Subsequent to December 31, 2002, ARC reduced its staff to keep its overhead in line with decreasing revenues. At December 31, 2003, ARC had three full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its sole corporate offices at 665 Highway 35, Box 17, Middletown, New Jersey 07748. As of March 31, 2004, the Company vacated its offices at 788 Shrewsbury Avenue, Tinton Falls, New Jersey 07724.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2003 fiscal year.

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




SYMBOL            TIME PERIOD                         LOW BID          HIGH BID

ACOC
                  January 1 - March 31, 2002           .03              .20
                  April 1 - June 30, 2002              .06              .24
                  July 1 - September 30, 2002          .06              .75
                  October 1 - December 31, 2002        .16              .35
                  January 1 - March 31, 2003           .06              .30
                  April 1 - June 30, 2003              .07              .15
                  July 1 - September 30, 2003          .08              .20
                  October 1 - December 31, 2003        .12              .40
                  January 1 - March 15, 2004           .20              .59

ACOCP

                  January 1 - March 31, 2002           .003             .085
                  April 1 - June 30, 2002              .03              .06
                  July 1 - September 30, 2002          .015             .09
                  October 1 - December 31, 2002        .03              .07
                  January 1 - March 31, 2003           .05              .05
                  April 1 - June 30, 2003              .04              .04
                  July 1 - September 30, 2003          .04              .20
                  October 1 - December 31, 2003        .06              .15
                  January 1 - March 15, 2004           .05              .05

The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD. As of December 31, 2003, 14,984,449 shares of Common Stock issued and outstanding which were held of record by 291 persons. As of December 31, 2003, 720,000 shares of preferred stock issued and outstanding which were held of record by 6 persons.

DIVIDENDS. Since its inception, the Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the

Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock: 9% Cumulative, Redeemable Preferred Stock. As of December 31, 2003 accrued but unpaid preferred stock dividends aggregated $69,000. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the Common Stock.

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

In June 2002 the Company sold 3,687,148 shares of Common Stock to Peter A. Bordes Jr. for the sum of $165,000. Also in June 2002 the Company issued 225,000 shares of common stock to an unaffiliated third party for consulting services in connection with a private placement.

In August 2002 the Company sold 770,949 shares of Common Stock for the sum of $34,500.

In June 2002 the Company purchased 4,469,270 shares of its Common Stock from Ethel Kaplan and Richard Kaplan for the sum of $200,000. The Common Stock was subsequently canceled.

On October 15, 2003, in consideration for his agreement to become the chief executive officer of the Company, as of July 1, 2003, the Company issued to Mr. Bordes a non-qualified stock option to purchase 500,000 shares of common stock, at a purchase price of $0.08 per share. The option was fully vested and immediately exercisable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICY

The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion using the cost to cost method. Upon determining that there is a loss on custom software development, the Company provides for the entire anticipated loss in that period.

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Arc's net sales for the years ended December 31, 2003 and 2002 were $762,000 and $1,057,000 respectively, a decrease of 28 percent. The decrease in sales is a result of web site development decreasing $195,000 (or 83%); full interactive multi-media development increasing $55,000 (or 19%); and Production/Print services decreasing $168,000 (or 33%).

Revenue decline was driven by the continued slow down in the economy in the Company's main areas of concentration which are technology and health care.

Operating costs for the years ended December 31, 2003 and 2002 were $202,000 and $102,000, respectively. The increase is due to decreasing Arc's overhead which includes permanent employees and moving to contract labor as revenue declines.

Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $970,000 and $1,319,000, respectively. Selling, general and administrative expenses for 2003 decreased $349,000 (or 26%). This decrease was primarily due to reductions in gross payroll from $632,000 in 2002 to $177,000 in 2003; employee benefits being reduced from $93,000 in 2002 to $50,000 in 2003; and rent expense decreasing from $158,000 in 2002 to $54,000 in 2003. Partially offsetting the expense reductions is a $384,000 consulting expense for services rendered through December 31, 2003. The Company engaged Alliance Advisors and Roccus Capital Partners to provide consulting services to the Company relating to its on-going business operations, acquisitions and divestitures and strategic operations and direction. The agreement was effective January 1, 2003 and terminates March 31, 2004. The consultants have the right to accept their fees either in cash of $12,000 per month or 133,333 shares of our common stock per month. The consultants had until March 1, 2004 to declare their intentions accept either the cash or stock for the services rendered through December 31, 2003 and have declared to take 1,599,996 shares of our common stock as compensation. Additionally, the consultants on April 15, 2004 must elect to receive the remaining fees as either $36,000 or 399,999 shares of our common stock.

In 2003 the Company determined that certain pieces of its operating equipment, software and hardware were impaired due to declining operations. Accordingly, the Company recorded an impairment loss of $76,000 based on the fair value of the machinery, as determined by prices for similar used equipment.

Depreciation and amortization expenses for the years ended December 31, 2003 and 2002 were $65,000 and $105,000, respectively, a decline of 38 percent. The decline is principally due to assets being depreciated in 2002 which were fully depreciated as of December 31, 2002 which the Company continued to use in 2003.

The loss from continuing operations for the years ended December 31, 2003 and 2002 aggregated $572,000 and $442,000 respectively. As a result, loss per share was $0.04 for the year ended December 31, 2002 compared to the loss of $0.03 for the year ended December 31, 2002 for continuing operations..

As a result of the closing of the Company's educational seminar programs which generated a substantial portion of the educational division's revenue the Company determined in late 2002 to sell its continuing professional education business, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This took place on April 1, 2003. This area of the Company's business had sustained continual losses. This was a strategic decision to provide the Company with the necessary cash for working capital for its ongoing business operations.

The Company realized a gain on the sale of its discontinued operations of $432,000 and income (loss) from discontinued operations of $5,000 in 2003 and ($7,000) in 2002 which resulted in Net loss of $149,000 in 2003 as compared to Net loss of $449,000 in 2002. As a result, loss per share was $0.01 for the year ended December 31, 2002 compared to the loss of $0.03 for the year ended December 31, 2002.

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

Depreciation and amortization expenses from continued operations for the years ended December 31, 2002 and 2001 were $105,000 and $141,000, respectively, a decline of 26 percent. The decline is principally due to assets being depreciated in 2001 which were fully depreciated as of December 31, 2001 which the Company continued to use in 2002.

Accounts Receivable decreased from $905,000 in 2001 to $126,000 in 2002. At December 31, 2001 Accounts Receivable from continued Operations were $444,000 as compared to $126,000 at December 31, 2002. The Accounts Receivable for the discontinued operations at December 31, 2001 were $461,000. This accounts for over 50% in the reduction of the Company's Accounts Receivable at December 31, 2002. The remainder reduction is due to continual decline in revenue. The increase in the allowance resulted from a reduced credit quality at December 31, 2002 compared to December 31, 2001.

The loss from continuing operations for the years ended December 31, 2002 and 2001 aggregated $442,000 and $714,000 respectively and the per share amounts totaled $0.03 and $0.05, respectively.

As a result of the closing of the Company's educational seminar programs which generated a substantial portion of the educational division's revenue the Company determined in late 2002 to sell its continuing professional education business, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This took place on April 1, 2003. This area of the Company's business had sustained continual losses. This will allow the Company to concentrate on its core business and provide it the resources to expand into other communications areas. The Company's educational seminar programs is also the area of the Company's business that had deferred revenue of $549,000 in 2001 and the reason that deferred revenue was $0 in 2002 since it was no longer operational at the end of 2002.

Net loss for the years ended December 31, 2002 and 2001 amounted to $449,000 and $741,000, respectively, resulting in a decrease in losses of $292,000 (or 39%). The Company continues to shed overhead and anticipates the losses to continue to decline. As a result, loss per share was $0.03 for the year ended December 31, 2002 compared to the loss of $0.05 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operations for the year ended December 31, 2003 was $39,000.

Cash flow from investing activities was $345,000 for the year ended December 31, 2003 which resulted primarily from the sale of the continuing education division.

Through March 15, 2004, the Company has raised $1,196,000, net of costs, through the sale of 16,666,666 shares of our common stock in a private placement transaction.

Cash flows used in financing activities total $304,000. During 2003 the Company reduced its obligation to Sovereign Bank from $295,000 to $120,000. The company used $150,000 from the proceeds of the sale of ArcMesa to reduce its obligation to Sovereign Bank. Additionally, beginning May 1, 2003 the Company was required to make monthly principal payments of $2,000. On March 4, 2003 the Company used $120,000 from the proceeds from its private placement and paid off the entire Sovereign Bank obligation.

In their report on the audit of the Company's financial statements for the years ended December 31, 2003, and 2002 our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue in business as a going concern. In the event we are unable to raise the anticipated capital needs through some form of financing or increase our revenues and cash flows, there would be substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Please see the attached consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, ARC carried out an evaluation of the effectiveness of the design and operation of ARC's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of ARC's management, including ARC's principal financial officer, who concluded that ARC's disclosure controls and procedures are effective. There have been no significant changes in ARC's internal controls or in other factors which could significantly affect internal controls subsequent to the date ARC carried out its evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT




Name                   Age       Position
----                   ---       --------

Peter A. Bordes, Jr.   41        Chief Executive Officer and Director

Steven H. Meyer        42        Director

Michael Rubel          49        Former Chief Operating Officer, Former Director

Thomas Rittenhouse     38        Creative Director New Media Services



The Board of Directors of the Company consists of two persons as of December 31, 2003. Directors serve until the next annual meeting of shareholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

In July 2003, Mr. Michael Rubel resigned as an officer and director of the Company.

PETER A. BORDES, JR., has served as the Company's chief executive officer since July 2003 and as a director since September 2002. Mr. Bordes is an owner of Greater Media, Inc., a privately owned media conglomerate with leading radio and publishing properties in Boston, Philadelphia, Detroit and New Jersey. He is also chairman of the board of directors of Empire Media, a diversified media group with a focus on publishing, broadcasting and interactive media.

STEVEN H. MEYER, has served as a director of the Company since its inception and served as the chief executive officer from the Company's inception until July 2003. From 1987 to 1992, Mr. Meyer founded and was employed by Slide Effects, Inc. Mr. Meyer received a Bachelor of Fine Arts degree from Syracuse University in 1983.

MICHAEL RUBEL, served as the Company's chief operating officer from July of 1998 until July 2003 and as a director from April 2001 until his resignation in July 2003. Mr. Rubel was the co-founder and eventually president and chief executive officer of CMP Advertising from 1976 to 1992. He then formed The Navesink River Group which merged with the Company. Mr. Rubel received a Bachelor of Science degree in accounting from Fairleigh Dickenson University in 1975.

THOMAS RITTENHOUSE, has served as the Company's Director of New Media Services since 2000. Mr. Rittenhouse joined the Company in September 1993 as an art director in charge of interactive multi-media. Prior to joining the Company, Mr. Rittenhouse ran his own design firm in New Jersey.

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current member of which is Steven A. Meyer. The Board of Directors has delegated to the Audit Committee the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission.

AUDIT COMMITTEE REPORT

Pursuant to rules adopted by the Securities and Exchange Commission designed to improve disclosures related to the functioning of corporate audit committees and to enhance the reliability and credibility of financial statements of public companies, the Audit Committee of our Board of Directors submits the following report:

                     AUDIT COMMITTEE REPORT TO STOCKHOLDERS

The Audit Committee of the Board of Directors is responsible for providing independent, objective oversight of our accounting functions and internal controls. The Audit Committee is composed of one director. The Audit Committee operates under a written charter approved by the Board of Directors.

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

In connection with these responsibilities, the Audit Committee met with management and the independent outside auditors to review and discuss the December 31, 2003 consolidated financial statements. The Audit Committee also discussed with the independent outside auditors the matters required by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as modified and supplemented. The Audit Committee also received written disclosures and the letter from the independent outside auditors required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as modified and supplemented, and the Audit Committee discussed the firm's independence with the independent outside auditors.

Based upon the Audit Committee's discussions with management and the independent outside auditors as described above, and the Audit Committee's review of the representations of management and the independent outside auditors, the Audit Committee recommended that the Board of Directors include the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003 to be filed with the Securities and Exchange Commission.

Respectfully submitted,
THE AUDIT COMMITTEE
Steven A. Meyer

AUDIT COMMITTEE FINANCIAL EXPERT

As of the end of the year ended December 31, 2003, the Company did not have an audit committee financial expert sitting on its Audit Committee. Subsequent to the end of the year, the Company has put an independent director on its board of directors who will be acting as financial expert to the audit committee on a going-forward basis.

CODE OF ETHICS

As of the end of the year ended December 31, 2003, the Company had not developed a code of ethics. The Company has had limited revenue and resources and, as previously discussed in the description of the Company's business, will be winding down and ending its existing business. Following the merger with RoomLinX, the Company expects to adopt a code of ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the rules and regulations of the SEC thereunder requires our directors, executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such stock with the SEC. Based solely upon a review of such reports, we believe that all our directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during the last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth summary information as to compensation received by our chief executive officer and each of the four other most highly compensated executive officers who were employed by ARC at the end of December 31, 2003 (collectively, the "named executive officers") for services rendered to ARC in all capacities during the three fiscal years ended December 31, 2003.

                                     SUMMARY COMPENSATION TABLE

                                      Annual Compensation                 Long Term Compensation
                                      -------------------                 ----------------------
                                                          Other Annual    Securities       All
                                                          Compensation    Underlying      Other
Name                       Year       Salary ($)    Bonus    ($)           Options     Compensation
---------------            ----       ----------    ------------------    ----------   ------------
Steven H. Meyer            2001        111,142      none     1,800                         none
                           2002         97,199      none     1,400           75,000(1)     none
                           2003         23,345      none       700                         none

Michael Rubel              2001        125,000      none     2,520                         none
                           2002        117,132      none     2,520          400,000(2)     none
                           2003         76,520      none     2,520                         none

Kenneth P. Meyer           2001        107,744      none     3,706                         none
                           2002         96,162      none     3,750           75,000(3)     none
                           2003         25,336      none                                   none

Thom Rittenhouse           2001        120,000      none                                   none
                           2002        120,000      none                     250,000       none
                           2003        120,000      none                                   none

Peter A. Bordes, Jr.       2001           n/a
                           2002           n/a
                           2003          none       none      none           500,000       none

(1) On July 1, 2003, Mr. Meyer's options expired in connection with the termination of his employment with ARC.

(2) On April 1, 2003, options to purchase 150,000 shares of common stock expired.

(3) On April 1, 2003, Mr. Meyer's options expired in connection with the termination of his employment with ARC.

OPTION GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------
          Name           Number of Securities    Percent of Total     Exercise Price    Market Price on   Expiration Date
                          Underlying Options    Options Granted to      ($/share)        Date of Grant
                                Granted        Employees in Fiscal
------------------------------------------------------------------------------------------------------------------------------
  Peter A. Bordes, Jr.          500,000                100%                $.08               $.19        October 1, 2007
------------------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

There were no options exercised by the named executive officers during the 2003 fiscal year.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

On October 15, 2003, the Company executed and delivered a letter to Mr. Peter A. Bordes, Jr. regarding Mr. Bordes' service as chief executive officer of the

Company. Pursuant to the letter, in consideration for his agreement to become the chief executive officer of the Company, as of July 1, 2003, the Company to agreed to issue to Mr. Bordes a non-qualified stock option to purchase 500,000 shares of common stock, at a purchase price of $0.08 per share. The option was fully vested and immediately exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


COMMON STOCK



                                                  Shares Beneficially Owned (1)
                                                  -----------------------------
Name and Address**                                  Number            Percent
------------------                                  ------            -------
Peter A. Bordes, Jr. (8)(9)                        4,224,148          12.12%
62 White Street
Suite 3 East
New York, New York 10013

Steven H. Meyer (1)(5)                             2,302,020            6.6%
26 Oxford Drive
Wayside, New Jersey 07712

Kenneth P. Meyer (2)(5)                            2,300,687            6.6%
7 Wemrock Drive
Wayside New Jersey 07712

Michael Rubel (3)(6)                                 780,000           2.23%
3 Aspen Court
Wayside, New Jersey 07712

Thomas Rittenhouse (4)(7)                            720,700           2.07%
26 Jacob Drive
Howell, New Jersey 07731

All directors and current executive officers
  as a group (5 persons)........................  10,327,555          29.63%




(1) Steven Meyer is a director and the former President of ARC.

(2) Kenneth Meyer is a former director and former vice president of ARC.

(3) Michael Rubel is a former director and former chief operating officer of ARC.

(4) Thom Rittenhouse is creative director of New Media Services.

(5) Kenneth Meyer and Steven Meyer are brothers.

(6) Includes options to purchase 250,000 shares of common stock pursuant to Mr. Rubel's Stock Option Agreement of which 187,500 will vest within 60 days.

(7) Includes options to purchase 250,000 shares of common stock pursuant to Mr. Rittenhouse's Stock Option Agreement of which 187,500 will vest within 60 days.

(8) Peter A. Bordes, Jr. is a director and the chief executive officer of ARC.

(9) Includes options to purchase 500,000 shares of common stock which are fully vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued upon the exercise of options. We have no stockholder approved equity compensation plans. We have a number of options which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.


                                                                                        Number of securities
                                                                                      remaining available for
                       Number of securities to be                                 future issuance under equity
                        issued upon exercise of        Weighted-average exercise  compensation plans (excluding
                     outstanding options, warrants       price of outstanding         securities reflected in
                               and rights            options, warrants and rights           first column)
Equity
compensation plans
not approved by
security holders              1,040,000                          $.04                          460,000
                -----------------------------------------------------------------------------------------


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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following Exhibits are filed with this report or incorporated by reference:

      2.1 Stock Purchase Agreement dated as of April 1, 2003 by and among Belcan Corporation and Arc Communications Inc. (2)

      2.2 Non-Competition Agreement dated as of April 1, 2003 by and among Belcan Corporation and Arc Communications Inc. (2)

      3.1 Certificate of Incorporation of Arc Slide Technologies Ltd., dated October 21, 1992. (1)

      3.2 Certificate of Amendment to the Certificate of Incorporation of Arc Slide Technologies Ltd., dated August 1, 1994. (1)

      3.3   By-laws of Arc Slide Technologies Ltd., adopted August 1, 1994. (1)

      3.4 Certificate of Amendment to the Certificate of Incorporation of Arc Slide Technologies Ltd., dated October 13, 1997, changing the name of the corporation to Arc Communication, Inc., and increasing the authorized common stock to 50,000,000 shares. (1)

      3.5 Letter from the Florida Department of State indicating that the Articles of Merger were filed on November 19, 1997. (1)

      3.6 Articles of Merger of Arc Communications Inc., a Florida corporation, into its wholly-owned subsidiary Arc Communications, Inc., a New Jersey corporation dated November 21, 1997. (1)

      3.7 Certificate of Merger of Navesink River Group Inc., into Arc Communications Inc., dated December 19, 1997. (1)

      3.8 Plan of Merger of Navesink River Group Inc., into Arc Communications Inc., dated December 19, 1997. (1)

      3.9 Unanimous Consent of Directors in Lieu of Special meeting of directors of ARC Communications dated July 14, 1998. (1)

      3.10 Certificate of Amendment to the Certificate of Incorporation of Arc Communications Inc., dated August 31, 1998. (1)

      3.11 Certificate of Amendment to the Certificate of Incorporation by the Board of Directors of Arc Communications Inc. dated September 1, 1998. (1)

      3.12  Class A Preferred Stock Provisions dated September 15, 1998. (1)

      4.1   Form of Securities Subscription Agreement

      4.2   Form of Warrant to Purchase Common Stock

      9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994. (1)

      10.1 Sublease agreement dated August 1, 2001 between Arc Communications Inc. and FCT America Limited.

      10.2 Letter Agreement between ARC Communications Inc. and Peter A. Bordes, Jr. dated October 15, 2003 and Nonstatutory Stock Option Agreement, effective as of October 1, 2003.

      10.3 Letter Agreement between ARC Communications Inc. and Joel Schwartz dated January 13, 2004 and Nonstatutory Stock Option Agreement, effective as of January 13, 2004.

      10.4 Consulting Agreement among ARC Communications Inc., Alliance Advisors and Roccus Capital Partners, LLC dated December 1, 2003.

      10.5 Agreement and Plan of Merger by and among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of December 8, 2003. (3)

      10.6 Amendment to Agreement and Plan of Merger by and among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of February 25, 2004. (4)

      21.1  Arc Communications Inc.'s Subsidiaries

      27.1  Financial Data Schedule

      31    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

      32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002


      (1) Filed as the same encumbered exhibit to a Registration Statement (File No. 0-26213) filed on October 5, 1999.
      (2)   Incorporated by reference to the Form 8-K filed on April 14, 2003.
      (3) Incorporated by reference to the Form 8-K filed on December 23, 2003.
      (4)   Incorporated by reference to the Form 8-K filed on March 4, 2004.


(b) Reports on Form 8-K:

      On April 16, 2003, the Company filed a Current Report on Form 8-K in connection with the sale all of the capital stock of its wholly-owned subsidiary Arcmesa Educators, Inc. to Belcan Corporation.

      On July 28, 2003, the Company filed a Current Report on Form 8-K in connection with the execution of a Letter of Intent with RoomLinX, Inc. in connection with the proposed merger of Arc Communications Inc. with RoomLinX, Inc.

      On December 23, 2003, the Company filed a Current Report on Form 8-K in connection with the execution of the Agreement and Plan of Merger among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of December 8, 2003.

      On February 24, 2004, the Company filed a Amendment No. 1 to the Current Report on Form 8-K filed on December 23, 2003 to provide the financial statements required by Item 7(b) of Form 8-K.

       On March 3, 2004, the Company filed a Current Report on Form 8-K in connection with the execution of the Amendment to Agreement and Plan of Merger among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of February 25, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES
The aggregate fees for professional services rendered by Eisner LLP for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2002 and December 31, 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, were $38,250 and 41,250, respectively.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES
Eisner LLP did not receive fees for services to the Company for the fiscal years ended December 31, 2002 and December 31, 2003 other than the fees for services described under "Audit Fees".

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT
Before Eisner LLP was engaged by the Company, Eisner LLP's engagement and engagement letter were approved by the Company's audit committee.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





ARC Communications Inc.

By:   /s/ Peter A. Borde, Jr.s
------------------------------
        Peter A. Bordes, Jr.
        Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



/s/ Peter A. Bordes
------------------------------------
 Peter A. Bordes
Chief Executive Officer and Director

/s/ Steven H. Meyer
------------------------------------
 Steven H. Meyer
Director

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

CONTENTS

                                                                                        PAGE
FINANCIAL STATEMENTS

   Independent auditors' report                                                           F-2

   Balance sheet as of December 31, 2003                                                  F-3

   Consolidated statements of operations for the years ended
      December 31, 2003 and 2002                                                          F-4

   Consolidated statements of changes in stockholders' equity/capital deficiency
      for the years ended December 31, 2003 and 2002                                      F-5

   Consolidated statements of cash flows for the years ended
      December 31, 2003 and 2002                                                          F-6

   Notes to financial statements                                                          F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Arc Communications Inc.
Tinton Falls, New Jersey


We have audited the accompanying consolidated balance sheet of Arc Communications Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity/capital deficiency and cash flows of Arc Communications Inc. and subsidiaries for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arc Communications Inc. as of December 31, 2003, and the consolidated results of their operations and the consolidated cash flows of Arc Communications Inc. and subsidiaries for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

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


Eisner LLP


Florham Park, New Jersey
February 6, 2004

With respect to Note A
February 16, 2004

With respect to Note J
February 19, 2004

With respect to Note E
March 4, 2004

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

See notes to consolidated financial statements
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current assets:
   Cash and cash equivalents                                                                $     2,000
   Accounts receivable - net                                                                     48,000
   Costs in excess of billings                                                                   12,000
   Other receivables                                                                              2,000
   Due from sale of the continuing professional education segment                               100,000
                                                                                            -----------

        Total current assets                                                                    164,000
                                                                                            -----------

Property and equipment, net                                                                       7,000
Deferred costs                                                                                   54,000
Security deposits                                                                                16,000
                                                                                            -----------

                                                                                                 77,000
                                                                                            -----------

                                                                                            $   241,000
                                                                                            ===========

LIABILITIES
Current liabilities:
   Line of credit                                                                           $   120,000
   Accounts payable and accrued expenses                                                        716,000
                                                                                            -----------

        Total current liabilities                                                               836,000
                                                                                            -----------

Commitments and contingency

CAPITAL DEFICIENCY
   Preferred stock, stated value $.20, 5,000,000 shares authorized; 720,000 shares issued
      and outstanding                                                                           144,000
   Common stock, $.001 par value, authorized 45,000,000 shares, issued and outstanding
      14,984,449                                                                                 15,000
   Additional paid-in capital                                                                 1,428,000
   Accumulated deficit                                                                       (2,182,000)
                                                                                            -----------

        Total liabilities and capital deficiency                                               (595,000)
                                                                                            -----------

                                                                                            $   241,000
                                                                                            ===========

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                           2003            2002
                                                                       ------------    ------------

Net sales                                                              $    762,000    $  1,057,000
                                                                       ------------    ------------

Costs and expenses:
   Operating costs                                                          202,000         102,000
   Selling, general and administrative                                      970,000       1,319,000
   Impairment loss                                                           76,000
   Depreciation and amortization                                             65,000         105,000
                                                                       ------------    ------------

      Total costs and expenses                                            1,313,000       1,526,000
                                                                       ------------    ------------

                                                                           (551,000)       (469,000)
                                                                       ------------    ------------

Other income (expense):
Interest income                                                                               2,000
Interest expense                                                            (15,000)        (27,000)
Other income                                                                                 37,000
                                                                       ------------    ------------

      Total other expense                                                   (15,000)         12,000
                                                                       ------------    ------------

Loss before provision (benefit) for income taxes                           (566,000)       (457,000)
Provision (benefit) for income taxes                                          6,000         (15,000)
                                                                       ------------    ------------

Loss from continuing operations                                            (572,000)       (442,000)
                                                                       ------------    ------------

Income (loss) from discontinued operations                                    5,000          (7,000)
Gain on sale of discontinued operations, net of provision for income
   taxes of $42,000                                                         418,000
                                                                       ------------    ------------

                                                                            423,000          (7,000)
                                                                       ------------    ------------

NET LOSS                                                                   (149,000)       (449,000)
Preferred stock dividend imputed                                            (13,000)        (13,000)
                                                                       ------------    ------------

LOSS ATTRIBUTABLE TO THE COMMON STOCKHOLDERS                           $   (162,000)   $   (462,000)
                                                                       ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               14,984,000      14,775,000
                                                                       ============    ============

BASIC AND DILUTED LOSS PER SHARE - CONTINUING OPERATIONS
Continuing operations                                                  $      (0.04)   $      (0.03)
                                                                       ============    ============
Discontinued operations                                                $       0.03    $       0.00
                                                                       ============    ============
Net loss                                                               $      (0.01)   $      (0.03)
                                                                       ============    ============

See notes to consolidated financial statements

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                    PREFERRED STOCK              COMMON STOCK
                                              -------------------------   --------------------------
                                                SHARES                       SHARES                     ADDITIONAL
                                                ISSUED        AMOUNT         ISSUED        AMOUNT     PAID-IN CAPITAL
                                              -----------   -----------   -----------    -----------    -----------

BALANCE, JANUARY 1, 2002                          720,000   $   144,000    14,770,632    $    15,000    $ 1,443,000

Repurchase and cancellation of common stock                                (4,469,270)        (4,000)      (192,000)

Common shares issued in private placement,
   net of costs                                                             4,683,097          4,000        177,000

Net loss
                                              -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                        720,000       144,000    14,984,459         15,000      1,428,000

Net loss
                                              -----------   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                        720,000   $   144,000    14,984,459    $    15,000    $ 1,428,000
                                              ===========   ===========   ===========    ===========    ===========

                                                               TOTAL
                                                            STOCKHOLDERS'
                                              ACCUMULATED   EQUITY (CAPITAL
                                                DEFICIT       DEFICIENCY)
                                              -----------    -----------

BALANCE, JANUARY 1, 2002                      $(1,584,000)   $    18,000

Repurchase and cancellation of common stock                     (196,000)

Common shares issued in private placement,
   net of costs                                                  181,000

Net loss                                         (449,000)      (449,000)
                                              -----------    -----------

BALANCE, DECEMBER 31, 2002                     (2,033,000)      (446,000)

Net loss                                         (149,000)      (149,000)
                                              -----------    -----------

BALANCE, DECEMBER 31, 2003                    $(2,182,000)   $  (595,000)
                                              ===========    ===========


See notes to consolidated financial statements

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                         ----------------------
                                                                           2003         2002
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(149,000)   $(449,000)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization                                       65,000      109,000
        Provision for uncollectible accounts                                78,000       61,000
        Impairment loss                                                     76,000
        Gain on sale of discontinued operations                           (460,000)
        Changes in:
           Accounts receivable                                               6,000      712,000
           Due from employees                                                8,000
           Prepaid expenses and other current assets                        (1,000)
           Security deposits                                                (1,000)
           Accounts payable and accrued expenses                           359,000      155,000
           Cost in excess of billing                                       (12,000)
           Billings in excess of costs, net                               (545,000)
                                                                         ---------    ---------

              Net cash (used in) provided by operating activities          (39,000)      51,000
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                  (6,000)      (8,000)
   Proceeds from sale of discontinued operations                           348,000
   Cash included in assets held for sale                                     3,000       (3,000)
                                                                         ---------    ---------

              Net cash provided by (used in) investing activities          345,000      (11,000)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in line of credit                                               (175,000)    (144,000)
   Proceeds from (repayment of) due to stockholders                        (74,000)      74,000
   Proceeds from issuance of common stock                                               181,000
   Repurchase of common stock                                                          (196,000)
   Bank overdraft                                                           (1,000)       1,000
   Deferred costs - private placement                                      (54,000)
                                                                         ---------    ---------

              Net cash used in financing activities                       (304,000)     (84,000)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                              2,000      (44,000)
Cash and cash equivalents at beginning of period                                 0       44,000
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   2,000    $       0
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $  17,000    $  25,000



See notes to consolidated financial statements

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arc Communications Inc. (the "Company") is a full-service marketing consulting and New Media design firm specializing in the healthcare, technology and pharmaceutical industries. Services include marketing, consulting, website development, electronic commerce, interactive multi-media and graphics design. However, upon consummation of the proposed merger, discussed below, the Company anticipates cessation of the these operations.

On December 9, 2003, the Company entered into a definitive merger agreement with RoomLinX Inc. ("RoomLinX"), a provider of wireless fidelity ("Wi-Fi") high-speed Internet Network solutions to the hospitality industry. Upon completion of the transaction, the former RoomLinX shareholders will own approximately 75% of the Company's outstanding common stock. The transaction will be accounted for as a reverse acquisition whereby RoomLinX is treated as the acquirer for accounting purposes. Concurrent with the closing the Company will change its name to RoomLinX, Inc. The closing of the merger is subject to a number of conditions, including approval by the shareholders of the Company and RoomLinX and the completion of a private placement of the Company's common stock aggregating $1,250,000 of which $762,000 has been raised as of February 16, 2004 ($708,000 net costs).

The accompanying financial statements include the operations and cash flows of the discontinued operations through April 1, 2003 (see Note C). The discontinued operations were conducted through wholly owned subsidiaries. Subsequent to April 1, 2003, and in conjunction with the proposed merger the Company formed a non-operating subsidiary.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   CASH:

      The Company maintains cash balances in various financial institutions. Management periodically evaluates the credit worthiness of such institutions.

[2]   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

      The Company establishes an allowance for uncollectible trade accounts receivable based on management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts is $25,000 as of December 31, 2003.

[3]   PER SHARE INFORMATION:

      Basic earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders (net income or loss adjusted for preferred stock dividends of $13,000 in each year) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the exercise of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period. The weighted average number of common shares outstanding (basic and diluted) for the years ended December 31, 2003 and 2002 aggregate 14,984,000 and 14,775,000, respectively, stock options (1,040,000 in 2003 and 950,000 in
      2002, respectively) have been excluded since they are anti-dilutive.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4]   REVENUE RECOGNITION:

      The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion using the cost to cost method. Upon determining that there is a loss on custom software development, the Company provides for the entire anticipated loss in that period.

[5]   STOCK-BASED COMPENSATION:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2003         2002
                                                       ----------    ---------
Reported loss from continuing operations               $ (572,000)   $(442,000)

Deduct stock-based employee compensation
   determined under the fair value based market, net
   of related tax effects                                              (20,000)
                                                       ----------    ---------

Pro forma net loss from continuing operations          $ (572,000)   $(462,000)
                                                       ==========    =========

Basic and diluted loss per share from continuing operations

As reported                                            $    (0.04)   $   (0.03)
                                                       ==========    =========

Pro forma                                              $    (0.04)   $   (0.03)
                                                       ==========    =========


      The weighted average fair value of the options granted for both 2003 and 2002 is $0.01 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 110% in 2003 and 2002, expected life 4 years, risk free interest rate of approximately 2.9% and 4.3 in 2003 and 2002, respectively.

[6]   ADVERTISING:

      The Company follows the policy of charging the costs of advertising to expense as incurred. During 2003 and 2002, the Company recorded advertising expense of $9,000 and $2,000, respectively.

[7]   LONG-LIVED ASSETS:

      The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," pursuant to which an impairment loss is recognized if the carrying value of a long-lived asset is not recoverable and exceeds its fair value.

       During 2003, the Company determined that the carrying value of certain property and equipment was not recoverable. Accordingly, the Company recognized a $76,000 impairment charge.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]   INCOME TAXES:

      The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[9]   USE OF ESTIMATES:

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

[10]  FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets and accounts payable approximate fair value at December 31, 2003 because of the short maturity of these financial instruments. The carrying values of the obligation under the note payable approximates fair value because the interest rates on these instruments approximate the market rates at December 31, 2003.

[11]  RECENT ACCOUNTING PRONOUNCEMENTS:

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which was issued in May 2003, will require redeemable preferred stock to be classified, in certain circumstances, as a liability, upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 provides that mandatorily redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. Management believes that the provisions of SFAS No. 150 will not have a material impact on the Company's results of operations and financial position.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value for the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements of FIN 45 will have a material effect on its financial position or results of operations.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 relates to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient capital at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under certain circumstances, an enterprise may be required to consolidate such an entity if it will absorb a majority of the entity's expected losses, receive a majority of the entity's residual returns, or both. FIN 46 became effective for variable interest entities created after January 31, 2003, and had no effect on the Company's financial position as of December 31, 2003, and its results of operations for the year then ended.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE C - DISCONTINUED OPERATIONS

During 2002, the management of the Company committed to a plan to sell its continuing professional education segment. The segment provided continuing professional education to various professions with a primary focus on the medical profession. On April 1, 2003, the Company sold the continuing professional education segment for approximately $348,000 in cash. Additionally, the Company signed a non-compete agreement. In connection with this agreement, the buyer is required to pay $100,000 on April 1, 2004. The gain on the sale aggregated $418,000.

The income (loss) from discontinued operations reflects the results of operations of the discontinued segment for the years ended December 31, 2003 and 2002.

                                              YEAR ENDED DECEMBER 31,
                                               ---------------------
                                                  2003       2002
                                               ---------   ---------
RESULTS OF OPERATIONS
Net sales                                      $  71,000   $ 778,000
                                               ---------   ---------

Costs and expenses:
   Operating costs                                            13,000
   Selling, general and administrative costs      65,000     746,000
   Depreciation and amortization                   1,000       4,000
                                               ---------   ---------

                                                  66,000     763,000
                                               ---------   ---------

                                                   5,000      15,000
Provision for income taxes                        22,000
                                               ---------   ---------

Income (loss) from discontinued operations     $   5,000   $  (7,000)
                                               =========   =========


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 consists of:

Equipment and furniture    $   960,000
Leasehold improvements          79,000
                           -----------

                             1,039,000
Accumulated depreciation    (1,032,000)
                           -----------

                           $     7,000

Depreciation expense aggregated $65,000 and $109,000 for the years ended December 31, 2003 and 2002, respectively.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE E - NOTE PAYABLE

During 2003, the Company and the bank entered into a second stipulation agreement requiring monthly payments of $2,000 plus interest at 7% and maintenance of accounts receivable at the lesser of $150,000 or 111% of the outstanding note payable balance. As of December 31, 2003, the Company was in default of the minimum accounts receivable covenant. On March 4, 2004, the Company repaid the remaining of outstanding balance.


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are:

          Consulting fee payable                            $     384,000
          Accounts payable                                        175,000
          Accrued professional fees                                52,000
          Accrued payroll and payroll taxes                        48,000
          Accrued state income taxes payable                       48,000
          Other                                                     9,000
                                                            -------------

                                                            $     716,000
                                                            =============


NOTE G - INCOME TAXES

The significant components of the Company's deferred tax asset and liability as of December 31, 2003 are as follows:


          Deferred income tax asset:
             Net operating loss carryforwards                $    672,000
             Accrual to cash adjustment                           262,000

          Deferred income tax liability:
             Property and equipment                                35,000
                                                             ------------

          Net deferred tax asset                                  969,000
          Valuation allowance                                    (969,000)
                                                             ------------

          Net deferred tax asset                             $          0
                                                             ============

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE G - INCOME TAXES (CONTINUED)

The significant components of the provision (benefit) for income taxes for the years ended December 31, 2003 and 2002 are as follows:

                                                                   2003          2002
                                                              ------------   -------------
          Current - state                                     $      6,000   $    (15,000)

          Deferred:
             Federal                                                53,000        105,000
             State                                                 161,000         76,000
             Change in valuation allowance                        (214,000)      (181,000)
                                                              ------------   ------------

                Total deferred income taxes                              0              0
                                                              ------------   ------------

             Provision (benefit) for income taxes             $      6,000   $    (15,000)
                                                              ============   ============

The consummation of the merger with RoomLinX will result in a change of ownership (as defined by the Internal Revenue Code) which will result in a limitation of the amount of net operating loss carryforwards that may reduce taxable income, if any.


NOTE H - STOCKHOLDERS' EQUITY

[1]   COMMON STOCK:

      During 2002, the Company purchased 4,469,270 shares of its common stock owned by two related shareholders at a cost of $196,000. These shares were cancelled upon acquisition.

      Additionally during 2002, the Company issued 4,683,097 shares of common stock in a private placement in exchange for $181,000.

[2]   PREFERRED STOCK:

      Dividends in arrears as of December 31, 2003 aggregated $69,000.

[3]   CONSULTING ARRANGEMENT:

      In December 2003, the Company entered into a consulting arrangement effective January 1, 2003, pursuant to which the consultant can elect on or before March 1, 2004 whether to receive compensation earned through December 31, 2003 in cash or common stock and on or before April 15, 2004 for the compensation earned from January 1, 2004 through March 31, 2004. As of December 31, 2003, the market value of the 1,599,996 shares earned aggregated $384,000 (as compared to cash compensation of $144,000) and was included as a charge to operations for 2003. Under the terms of this agreement, the Company may be required to issue up to 1,999,995 shares of its common stock and file a registration statement with the Securities and Exchange Commission registering these shares.

[4]   STOCK OPTIONS:

      The Company has a stock option plan under which 1,500,000 shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive stock options which may be granted from time to time by the Board of Directors to employees and others. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. The options have a maximum term of 5 years.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

[4]   STOCK OPTIONS: (CONTINUED)

      The following table summarizes stock options transactions:

                                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                                   2003                          2002
                                                       --------------------------     -------------------------
                                                                         WEIGHTED                      WEIGHTED
                                                                          AVERAGE                       AVERAGE
                                                                         EXERCISE                      EXERCISE
                                                           SHARES          PRICE         SHARES          PRICE
                                                       ------------    ----------     ------------   ----------
          Options:
             Outstanding at beginning of year               950,000      $ 0.24          1,500,000     $   0.50
                Granted                                     500,000        0.08             10,000         0.01
                Cancelled                                  (410,000)       0.50           (560,000)        0.50
                                                       ------------    ----------     ------------   ----------

             Outstanding at end of year                   1,040,000      $ 0.06            950,000     $   0.24
                                                       ============      ======       ============

             Exercisable at year-end                        915,000      $ 0.07            685,000     $   0.32
                                                       ============      ======       ============

The following table summarizes information about stock options outstanding for which the Company has an obligation to issue shares of common stock as of December 31, 2003:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               ------------------------------------------------      ----------------------------
                                   NUMBER                                                NUMBER
                                OUTSTANDING         WEIGHTED          WEIGHTED        EXERCISABLE       WEIGHTED
              RANGE OF             AS OF             AVERAGE          AVERAGE            AS OF           AVERAGE
              EXERCISE          DECEMBER 31,        REMAINING         EXERCISE        DECEMBER 31,      EXERCISE
               PRICES               2003         LIFE (IN YEARS)       PRICE              2003            PRICE
             ----------        --------------   -----------------    ----------      --------------    ----------
                $0.01              500,000            2.80             $0.01              375,000         $0.01
                $0.08              500,000            4.50             $0.08              500,000         $0.08
                $0.50               40,000            0.80             $0.50               40,000         $0.50

NOTE I - COMMITMENTS AND CONTINGENCY

[1]   LEASE COMMITMENTS:

      The Company leases office space and certain equipment with initial or remaining terms in excess of one year, expiring through 2006. As of December 31, 2003, minimum aggregate lease payments are as follows:

               YEAR ENDING
               DECEMBER 31,                   LEASE
               ------------               ------------
                2004                      $     51,000
                2005                            43,000
                2006                            39,000
                                          ------------

                                          $    133,000
                                          ============

      Total rent expense for the years ended December 31, 2003 and 2002 aggregated $74,000 and $158,000, respectively.

ARC COMMUNICATIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE I - COMMITMENTS AND CONTINGENCY  (CONTINUED)

[2]   CONTINGENCY:

      Beginning June 2003, the Company was uninsured for all business risks.


NOTE J - MAJOR CUSTOMERS

For the year ended December 31, 2003, four customers accounted for 19%, 19%, 18% and 13% of sales. For the year ended December 31, 2002, four customers accounted for 32%, 13%, 13% and 11% of sales. As of December 31, 2003, one customer accounted for 69% of the accounts receivable.


NOTE K - SUBSEQUENT EVENT

On February 19, 2004, the Company entered into employment agreements with two employees. The terms of each agreement provide that if the employee is employed by the Company at the later of March 31, 2004 or the consummation of the merger, the employee will receive 50,000 shares of the Company's common stock. Additionally, the unvested portion of options granted in October 2001 shall vest and be exercisable for 90 days after the merger.