Form 10KSB/A
period 2002-12-31
ARC COMMUNICATIONS INC
filed 2004-04-09
CIK 1021096

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


                        401 Hackensack Avenue, 3rd Floor
                          Hackensack, New Jersey 07601

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

The number of shares outstanding of the Issuer's common stock as of May 19, 2003 was 14,984,449.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [_] No [X]

                                TABLE OF CONTENTS



                                     PART II

ITEM 6.      MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
             AND PLAN OF OPERATION.......................................... 3

ITEM 7.      FINANCIAL STATEMENTS........................................... F-1


                                    PART III

ITEM 14.     CONTROLS AND PROCEDURES........................................ 5

SIGNATURES.................................................................. 6

EXPLANATORY NOTE

This Form 10-KSB/A is being filed as Amendment No. 2 to the Form 10-KSB of Arc Communications Inc. filed with the Securities and Exchange Commission on May 19, 2003, as amended by the Form 10-KSB/A filed with the Securities and Exchange Commission on May 29, 2003.


                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

CRITICAL ACCOUNTING POLICY

The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion.

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

The Company decided in 2002 to sell its continuing professional education division to generate cash for working capital. The company plans to concentrate on its multimedia product line which has higher gross margins. As a result of the closing of the Company's educational seminar programs which generated a substantial portion of the educational division's revenue the Company determined in late 2002 to sell its continuing professional education business, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. This took place on April 1, 2003. This area of the Company's business had sustained continual losses. This will allow the Company to concentrate on its core business and provide it the resources to expand into other communications areas. The Company's educational seminar programs is also the area of the Company's business that had deferred revenue of $549,000 in 2001 and the reason that deferred revenue was $0 in 2002 since it was no longer operational at the end of 2002.

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

Accounts Receivable decreased from $905,000 in 2001 to $126,000 in 2002. At December 31, 2001 Accounts Receivable from continuing Operations were $444,000 as compared to $126,000 at December 31, 2002. The Accounts Receivable for the discontinued operations at December 31, 2001 were $461,000. This accounts for over 50% in the reduction of the Company's Accounts Receivable from December 31, 2001 to December 31, 2002. The remainder reduction is due to continual decline in revenue. The increase in the allowance resulted from a reduced credit quality at December 31, 2002 compared to December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the year ended December 31, 2002 was $53,000. In April of 2003 the Company sold its educational division, ArcMesa Educators, Inc. to Belcan Corporation of Cincinnati, Ohio. The Company received $350,000 in cash and a $100,000 note, due in April 2004. The net proceeds from the sale after paying Sovereign Bank $150,000 is $200,000. The Company will use this for working capital. In February 2003 the Company reduced its monthly payroll from $55,000 to $22,000 per month. The Company also renegotiated its office lease in February 2003 to reduce its rent from $11,500 to $3,500 per month. These savings along with the net proceeds from the sale of ArcMesa will generate sufficient cash to maintain an appropriate level of liquidity for the near term.

Net cash used in investing activities for the year ended December 31, 2002 was $11,000 used for capital expenditures.

Cash flows used in financing activities total $86,000 as the company was required to reduce its line of credit. During 2002 the Company reduced its obligation to Sovereign Bank from $435,000 as of December 31, 2001 to $295,000 as of December 31, 2002. The company also used $150,000 from the proceeds of the sale of ArcMesa to further reduce its obligation to Sovereign Bank. This leaves a total of $145,000 outstanding to Sovereign Bank. Beginning May 1, 2003 the Company is required to make monthly principal payments of $2,000. The remaining amount comes due on April 1, 2004.

The Company has also substantially cut its overhead in February 2003. This included the reduction in employees from 12 to 3. The Company does not believe that it will have to raise additional capital during 2003 to satisfy its cash requirements. It also does not intend to purchase any significant equipment in 2003.

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

                                    PART III

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal financial officer concluded that our disclosure controls and procedures were effective.

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


Date:  April 9, 2004                           Arc Communications Inc.



                                                By: /s/ Peter A. Bordes, Jr.
                                                    ----------------------------
                                                    Peter A. Bordes, Jr.
                                                    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


        /s/ Steven H. Meyer
        ------------------------------------
        Steven H. Meyer
        Director


        /s/ Peter A. Bordes
        ------------------------------------
        Peter A. Bordes
        Chief Executive Officer and Director

                                 CERTIFICATIONS

I, Michael Rubel, principal financial officer, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to myself and others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 9, 2004

                                                 /s/ Michael Rubel
                                                 -----------------------------
                                                     Michael Rubel
                                                     principal financial officer

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

[7] Revenue recognition:

The Company recognizes income from sales at the date the product is shipped and as professional services is performed. Revenue from custom software development is recognized based on its percentage of completion using the cost to cost method. Upon determining that there is a loss on custom software development, the Company provides for the entire anticipated loss in that period.

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
                           ===========


Depreciation expense aggregated $105,000 and $141,000 for the years ended December 31, 2002 and 2001, respectively.

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

Additionally during 2002, the Company issued 4,683,097 shares of common stock in a private placement in exchange for $181,000. This included 225,000 shares of common stock issued to an unaffiliated third party for consulting services in connection with the private placement.

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

The following table summarizes stock options transactions:

                                            Year Ended December 31,
                               -------------------------------------------------
                                         2002                     2001
                               -----------------------   -----------------------
                                             Weighted                  Weighted
                                              Average                   Average
                                             Exercise                  Exercise
                                 Shares        Price       Shares        Price
                               ----------   ----------   ----------   ----------
Options:
   Outstanding at beginning
     of year                    1,500,000   $     0.50    1,330,000   $     0.50
   Granted                         10,000         0.01      490,000         0.01
   Cancelled                     (560,000)        0.50     (320,000)        0.50
                               ----------                ----------

   Outstanding at end of year     950,000   $     0.24    1,500,000   $     0.34
                               ==========                ==========

   Exercisable at year end        685,000   $     0.32      935,000   $     0.43
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

                                  END OF FILING