Form 10QSB/A
period 2003-09-30
ARC COMMUNICATIONS INC
filed 2004-04-09
CIK 1021096

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

                        401 Hackensack Avenue, 3rd Floor
                              Hackensack, NJ 07601
                    (Address of principal executive offices)

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

The number of shares outstanding of the Issuer's common stock as of November 12, 2003 was 14,984,449.


ARC COMMUNICATIONS INC.

INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         a)  Consolidated Balance Sheets as of September 30, 2003................ 3

         b)  Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2003 and 2002................................... 4

         c)  Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002......................................... 5

         d)  Notes to Consolidated Financial Statements.......................... 6

         Item 2. Management's Discussion and
                 Analysis or Plan of Operations.................................. 7

        Item 3. Controls and Procedures.......................................... 9

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K................................ 10

Signature........................................................................ 11


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
                                                                                                       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            ARC COMMUNICATIONS, INC.

                             STATEMENT OF OPERATIONS

                                    UNAUDITED


                                                               9 Months Ended   9 Months Ended  3 Months Ended  3 Months Ended
                                                                September 30,    September 30,   September 30,   September 30,
                                                                     2003            2002            2003            2002
                                                                 ------------    ------------    ------------    ------------
NET SALES                                                        $    638,000    $    899,000    $    224,000    $    288,000

COSTS AND EXPENSES
      Operating Costs                                                 125,000          97,000          49,000          40,000
      Selling, General and Administrative                             472,000         939,000         138,000         307,000
      Depreciation and Amortization                                    51,000          75,000          17,000          25,000
                                                                 ------------    ------------    ------------    ------------
           Total Costs and Expenses                                   648,000       1,111,000         204,000         372,000
                                                                 ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
      Interest Expense                                                (12,000)        (23,000)         (2,000)        (10,000)
                                                                 ------------    ------------    ------------    ------------
           Total Other Expense                                        (12,000)        (23,000)         (2,000)        (10,000)
                                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              (22,000)       (235,000)         18,000         (94,000)
                                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              5,000          34,000                         (10,000)

GAIN FROM SALE OF DISCONTINUED OPERATIONS                             460,000
                                                                 ------------    ------------    ------------    ------------
                                                                      465,000          34,000                         (10,000)
                                                                 ------------    ------------    ------------    ------------

NET INCOME(LOSS)                                                 $    443,000    $   (201,000)   $     18,000    $   (104,000)
                                                                 ============    ============    ============    ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS                                            $       0.00    $      (0.01)   $       0.00    $      (0.01)
                                                                 ============    ============    ============    ============
NET INCOME (LOSS)                                                $       0.03    $      (0.01)   $       0.00    $      (0.01)
                                                                 ============    ============    ============    ============

Weighted Average Number of Shares Outstanding                      14,984,000      14,311,000      14,984,000      14,392,000


See Notes to Consolidated Financial Statements

                            ARC COMMUNICATIONS, INC.

                             STATEMENT OF CASH FLOWS

                                    UNAUDITED



                                                                September 30, September 30,
                                                                    2003         2002
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (Loss)                                         $    443,000  $   (235,000)
      Adjustments to Reconcile Net Income or Loss to Net Cash
           Provided by Operating Activities:
                Depreciation and Amortization                         51,000        75,000
                Issuance of Treasury Stock                           200,000
                Gain on Sale of Discontinued Operations             (460,000)

      Increase (Decrease) in Cash from Changes in:
           Accounts Receivable                                      (109,000)      266,000
           Prepaid Expenses & Other Current Assets                    (2,000)        4,000
           Assets of Discontinued Operations                          27,000
           Due to Stockholders                                        (3,000)
           Accounts Payable and Accrued Expenses                      (7,000)       30,000
           Billings in Excess of costs                              (143,000)
           Liabilities of Discontinued Operations                    (83,000)
                                                                ------------  ------------
                 Total Adjustments                                  (586,000)      432,000
                                                                ------------  ------------
                Net Cash Used by Operating Activities               (143,000)      197,000
                                                                ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

      Expenditures for Property and Equipment                         (8,000)       (9,000)
      Proceeds from sale of Discontinued Operations                  350,000
                                                                ------------  ------------
                Net Cash Provided in Investing Activities            342,000        (9,000)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from Line of Credit                                   (39,000)
      Repayment to Line of Credit                                   (169,000)     (144,000)
                                                                ------------  ------------
                Net Cash Used by Financing Activities               (169,000)     (183,000)

NET INCREASE IN CASH                                                  30,000         5,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           0        44,000
                                                                ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     30,000  $     49,000
                                                                ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash Paid for Interest                                          12,000        23,000

                 See Notes to Consolidated Financial Statements

                             ARC COMMUNICATIONS INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

                               September 30, 2003

1. Basis of Presentation

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited December 31, 2002 financial statements and related notes included in the Company's year end audited financial statements. The results of operations for the nine months are not necessarily indicative of the operating results for the full year.

2. Principles of consolidation


The accompanying financial statements include the operations and cash flows of the discontinued operations through April 1, 2003. The discontinued operations were conducted through wholly owned subsidiaries. Subsequent to April 1, 2003, the Company did not have any subsidiaries.

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

4. Discontinued Operations

During 2002, the management of the Company committed to a plan to sell its continuing professional education segment. The segment provided continuing professional education to various professions with a primary focus on the medical profession. On April 1, 2003, the Company sold the continuing professional education segment for approximately $350,000 in cash. Additionally, the Company signed a non-compete agreement. In connection with this agreement, the buyer will pay $100,000 on April 1, 2004. The estimated gain on the sale aggregates $460,000.

The loss from discontinued operations reflects the results of operations of the discontinued segment for the three months and nine months ended September 30, 2003 and 2002. The income (loss) from discontinued operations in the condensed consolidated financial statements consist of the following:

                                               Nine Months           Nine Months            Three Months
                                          ended Sept. 30, 2003   ended Sept. 30, 2002    ended Sept. 30, 2002
                                          --------------------   --------------------    --------------------
Results of Operations
Net Sales                                       $  71,000              $ 694,000             $ 184,000
                                                ---------              ---------             ---------

Costs and expenses
Operating Costs
Selling, general and administrative costs          65,000                658,000               193,000
Depreciation and amortization                       1,000                  3,000                 1,000
                                                ---------              ---------            ----------
                                                   66,000                661,000               194,000
                                                ---------              ---------            ----------

Income (loss) from discontinued operations      $   5,000              $  34,000             ($ 10,000)
                                                ---------              ---------            ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The disposition was accounted for as a discontinued operation;
therefore, the revenues and loss from continuing operations reflect the operations of the ongoing business units. The pro forma net income (loss) and income (loss) per share for the nine months after the elimination of the activities of the discontinued operations would have been ($22,000) and ($0.00) in 2003 and $18,000 and ($0.00) in 2002.

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