Form 10KSB/A
period 2003-12-31
ARC COMMUNICATIONS INC
filed 2004-05-07
CIK 1021096

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


         401 Hackensack Avenue, 3rd Floor, Hackensack, New Jersey 07601

                    Issuer's telephone number: (201) 525-1777

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

Yes [_] No [X]

TABLE OF CONTENTS

                                    PART II

ITEM 8A.     CONTROLS AND PROCEDURES ......................................... 1


                                    PART III


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.......................................... 1


SIGNATURES.................................................................... 2

                                     PART II

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, ARC's management, with the participation of ARC's chief executive officer and principal financial officer, evaluated the effectiveness of ARC's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, ARC's chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, ARC's disclosure controls and procedures are effective to ensure that the information required to be disclosed by ARC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in ARC's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ARC's internal control over financial reporting.


                                    PART III


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed with this report or incorporated by reference:

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Principal Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC COMMUNICATIONS INC.


By: /s/ Peter A. Borde, Jr.s
------------------------------
        Peter A. Bordes, Jr.
        Chief Executive Officer

March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


/s/ Peter A. Bordes
------------------------------------
Peter A. Bordes
Chief Executive Officer and Director

/s/ Steven H. Meyer
------------------------------------
Steven H. Meyer
Director

March 29, 2004