Form 10QSB
period 2004-03-31
ARC COMMUNICATIONS INC
filed 2004-05-17
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                          Commission File No. 000-26213

                             ARC COMMUNICATIONS INC.

        (Exact name of small business issuer as specified in its charter)



         A New Jersey Corporation                        22-3201557
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

         401 Hackensack Avenue, 3rd Floor, Hackensack, New Jersey 07601
                    (Address of principal executive offices)

                                 (201) 525-1777
                           (Issuer's telephone number)

                              788 Shrewsbury Avenue
                         Tinton Falls, New Jersey 07724
                 (Former address of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of May 14, 2004 was 34,126,110.

      ARC COMMUNICATIONS INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a) Consolidated Balance Sheets as of March 31, 2004

b) Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

c) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

d) Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ARC COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                              March 31,
                                                                2004
                                                            -----------
ASSETS
Current assets:
 Cash                                                       $   974,000
 Due from sale of the continuing professional education
 segment                                                        100,000
 Other current assets                                            17,000
                                                            -----------
Total current assets                                        $ 1,091,000
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Accounts payable and accrued expenses                      $   329,000
 Other current liabilities                                       14,000
                                                            -----------
Total current liabilities                                       343,000
                                                            -----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, stated value $.20, 5,000,000 shares
 authorized; 720,000 shares issued and outstanding              144,000

 Common stock, $.001 par value, authorized 45,000,000
 shares; issued and outstanding 33,626,110                       34,000

 Additional paid-in capital                                   3,313,000

 Accumulated deficit                                         (2,743,000)
                                                            -----------

Total stockholders' equity                                      748,000
                                                            -----------
                                                            $ 1,091,000
                                                            ===========

                            ARC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                   3 Months Ended   3 Months Ended
                                   March 31, 2004   March 31, 2003
                                   --------------  --------------

Net Sales                           $     36,000    $    218,000
                                    ------------    ------------

Cost and Expenses
 Operating Costs                          29,000          43,000

 Selling, General and
 Administrative                          554,000         171,000
 Depreciation and Amortization             7,000          16,000
                                    ------------    ------------


Total Costs and Expenses                 590,000         230,000
                                    ------------    ------------

Other Expenses
 Interest Expense                         (7,000)         (5,000)
                                    ------------    ------------

Total Other Expense                       (7,000)         (5,000)
                                    ------------    ------------

Net Loss From Continuing
Operations                              (561,000)        (17,000)

Net Income From Discontinued
Operations                                    --           5,000
                                    ------------    ------------

Net Loss                            $   (561,000)   $    (12,000)
                                    ============    ============

Basic and Diluted Loss per Common
Share Data

Continuing Operations               $      (0.03)   $      (0.00)
Net Loss                            $      (0.03)   $      (0.00)

Weighted Average Number of Shares
Outstanding                           16,939,302      14,984,459

                             ARC COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                         March 31, 2004   March 31, 2003
                                         --------------- ---------------

Cash Flows from Operating Activities

 Net Loss                                 $  (561,000)   $   (12,000)
 Adjustments to Reconcile Net Loss to
 Net Cash Provided
  by Operating Activities:
  Consulting fees paid through issuance
  of common stock                             320,000
  Depreciation and Amortization                 7,000         17,000

 Increase (Decrease) in Cash from
 Changes in:
  Accounts Receivable
                                               48,000        (61,000)
  Prepaid Expenses & Other Current
  Assets                                       13,000         (1,000)
  Due to Stockholders
                                                   --        (74,000)
  Accounts Payable and Accrued Expenses
                                               66,000        151,000

                                          -----------    -----------
Net Cash (Used In) Provided by
Operating Activities                         (107,000)        20,000
                                          -----------    -----------

Cash Flows From Investing Activities

 Cash included in assets held for sale             --          3,000
                                          -----------    -----------
Net Cash Provided By Investing
Activities                                         --          3,000
                                          -----------    -----------

Cash Flows From Financing Activities

 Repayment to Note Payable                   (120,000)        (9,000)
 Net Proceeds from Sale of Common Stock     1,199,000

                                          -----------    -----------
Net Cash Provided by (Used In)
Financing Activities                        1,079,000         (9,000)
                                          -----------    -----------

Net Increase in Cash                          972,000         14,000

Cash and Cash Equivalents at Beginning
of Period                                       2,000             --
                                          -----------    -----------

Cash and Cash Equivalents at End of
Period                                    $   974,000    $    14,000
                                          ===========    ===========

Supplement Disclosures of Cash Flow
Information:
 Cash paid for interest                   $     7,000    $     5,000
 Satisfaction of liability to
 consultants through the
  issuance of common stock                $   384,000

                             ARC COMMUNICATIONS INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and include the results of Arc Communications Inc. (the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2004 and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The Company was a full-service marketing consulting and New Media design firm specializing in the healthcare, technology and pharmaceutical industries. Services included marketing, consulting, website development, electronic commerce, interactive multi-media and graphics design. The Company recognizes income from sales at the date the product is shipped and as professioal services are perfromed. Revenue from custom software development is recognized based on its percentage of completion. However, effective March 31, 2004 in preparation for the proposed merger, discussed below, the Company ceased operations.

     The Company has adopted the disclosure-only provisions of SFAS No. 148, "Accounting for Stock-based Compensation" and applies APB Opinion 25 in accounting for its plans in its consolidated financial statements. The Company determined that compensation based on fair value at the grant date consistent with the provisions of SFAS No. 148 for the three months ended March 31, 2004 and 2003 are nominal and have no effect to net loss per share information as reported.

      On December 9, 2003, the Company entered into a definitive merger agreement with RoomLinX, Inc. ("RoomLinx"), a provider of wireless fidelity ("Wi-Fi") high-speed Internet Network solutions to the hospitality industry. Upon completion of the transaction, the former RoomLinX shareholders will own approximately 75% of the Company's outstanding common stock. The transaction will be accounted for as a reverse acquisition where by RoomLinX will be treated as the acquirer for accounting purposes. Concurrent with the closing the Company will change its name to RoomLinX, Inc. The closing of the merger is subject to a number of conditions, including approval by the shareholders of the Company and RoomLinX.

NOTE 2 - PRIVATE PLACEMENT

     Pursuant to the Merger Agreement with RoomLinX, the Company was required to raise a minimum of $500,000 in additional capital prior to the closing of the merger. During March 2004, the Company closed its private placement of its securities in reliance upon Rule 506 of Regulation D under the Securities Act. In the private placement, the Company sold 16,666,661 shares of common stock at a price of $.075 per share including 8,333,333 three-year warrants to purchase common stock at an exercise price of $.015 per share. Gross proceeds from the private placement were $1,250,000 before direct issuance costs of approximately $54,000. The proceeds of the private placement were used to eliminate certain of the Company's existing liabilities approximating $175,000, pay professional fees associated with the private placement of approximately $50,000 and working capital for the surviving corporation after the merger is complete.

      The following related parties participated in the private placement: Peter
A. Bordes, Jr., chairman and former chief executive officer of the Company purchased $75,000 of common stock and warrants; Arla Sheinwald, the wife of Alan Sheinwald, the principal of Alliance Advisors a consultant to the Company, purchased $100,000 of common stock and warrants; Deborah Berkley, the wife of Richard Berkley, a principal of Roccus Capital Partners, LLC a consultant to the Company, purchased $10,000 of common stock and warrants; Aaron Dobrinsky, appointed Chief Executive Officer of the Company on April 27, 2004, purchased $70,000 of common stock and warrants, and Frank Elenio, appointed Chief Financial Officer of the Company on April 27, 2004, purchased $10,000 of common stock and warrants.

NOTE 3 - CONSULTING ARRANGEMENT

     In consideration for providing general consulting services to the Company in the areas of operations, finance, recruitment of officers and directors and sales and marketing for the twelve month period ended December 31, 2003, in which the Company had recorded a liability of $384,000, the Company issued an aggregate of 1,600,000 shares to Alliance Advisors and Roccus Capital Partners, L.L.C. in satisfaction of the liability. In addition, the Company accrued an additional $112,000 relating to consulting services for the three months ended March 31, 2004, which was satisfied with the issuance of 400,004 shares of common stock in April 2004.

NOTE 4 - SUBSEQUENT EVENT

      On April 27, 2004, the Company entered into employment agreements with Aaron Dobrinsky and Frank Elenio, Chief Executive Officer and Chief Financial Officer, respectively, of the Company. The terms of each agreement provide that each employee shall receive continued compensation for a period of up to six months if the employee is terminated without cause, as defined by the terms of the employment agreement. The initial term of each agreement is for a two-year period for total compensation aggregating $350,000 per annum.

     On April 1, 2004, the Company vacated its offices in Tinton Falls, NJ. The Company believes that it will be able to sublease or have its lease assumed at the same or above the Company's current lease obligation.

     Effective April 15, 2004, the Company executed a lease agreement for approximately 2,424 square feet of office space in Hackensack, NJ. The terms of the lease are for a 48 month period, at a lease rate of approximately $44,000 per annum. The Company's plans to utilize this office space as its corporate headquarters subsequent to the proposed merger with RoomLinx.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICY

The Company recognizes income from sales at the date the product is shipped and as professional services are performed. Revenue from custom software development is recognized based on its percentage of completion using the cost-to-cost method. Upon determining that there is a loss on custom software development, the Company provides for the entire anticipated loss in that period.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 Compared to Three months ended March 31, 2003

Net sales. Net sales decreased to $36,000 during the three months ended March 31, 2004 compared to $218,000 for the three months ended March 31, 2003. The decrease in net sales primarily relates to the cessation of the Company's operations in preparation for its proposed merger with RoomLinX Inc.

Operating costs. Operating costs decreased to $29,000 during the three months ended March 31, 2004 compared to $43,000 for the three months ended March 31, 2003. The decrease in operating costs primarily relates to the wind down of the Company's operations in preparation for its proposed merger with RoomLinX Inc.

Selling, General and Administrative. Selling, general and administrative expenses increased to $554,000 for the three months ended March 31, 2004 as compared to $171,000 for the three months ended March 31, 2003. The increase relates to non-cash consulting fees of $432,000 recorded during the three months ended March 31, 2004. The fees primarily relate to consulting services related to financial, strategic and personnel related as it relates to the Company's cessation of operations in preparation of its proposed merger.

Depreciation and amortization. Depreciation and amortization expense decreased to $7,000 as compared to $16,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease relates to the decreased fixed assets as the Company continues to wind down operations in preparation of the proposed merger.

Net loss. Net loss from continuing operations for the three months ended March 31, 2004 and 2003 aggregated $561,000 and $17,000, respectively. As a result, loss per share was $0.03 for the three months ended March 31, 2004 compared to the loss of $0.00 per share for the three months ended March 31, 2003 from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operations for the three months ended March 31, 2004 was $107,000. Primarily, the cash used related to professional fees and rent of our offices, which we vacated effective March 31, 2004.

     Net cash provided by financing activities for the three months ended March 31, 2004 was $1,079,000. During March 2004, the Company raised approximately $1,196,000, through the sale of 16,666,661 shares of common stock in a private placement transaction. Additionally, the Company retired a note payable of $120,000 during the quarter ended March 31, 2004.

      The proceeds of the private placement were used to eliminate certain of the Company's existing liabilities approximating $175,000, pay professional fees associated with the merger of approximately $50,000 and working capital for the surviving corporation after the merger is complete.

     In their report on the audit of the Company's financial statements for the years ended December 31, 2003, our independent auditors included an explanatory paragraph in their report because of the uncertainty that we could continue our business as a going concern. Additionally, effective March 31, 2004 in preparation for the proposed merger with RoomLinX, the Company ceased operations. In the event the proposed merger with RoomLinX is not completed, the Company would commence a process to identify companies which would potentially increase shareholder value through a strategic alliance, merger or purchase. In the event the merger is not completed, we currently anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next fifteen months.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

      As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Internal Control Over Financial Reporting.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities.

      During the period covered by this report, the Company engaged in a private placement of its securities in reliance upon Rule 506 of Regulation D under the Securities Act. In the private placement, the Company sold to accredited investors shares of its common stock at a price of $.075 per share and warrants to purchase that number of shares of common stock equal to one-half of the common shares purchased. Each warrant has a three-year term and an exercise price of $.15 per share. The total offering amount in the private placement was $1,250,000. The private placement closed at the end of March 2004. In the private placement, 16,666,661 shares of the Company's common stock and warrants to purchase 8,333,333 shares of the Company's common stock were issued to investors for gross proceeds of $1,250,000 before direct issuance costs of approximately $54,000. The Company did not use underwriters in connection with the private placement. The participants in the private placement executed and delivered investor questionnaires to the effect that they were "accredited investors" for purposes of meeting the requirements for the registration exemptions provided under Regulation D. The proceeds of the private placement were used to eliminate certain of the Company's existing liabilities (approximately $175,000) and to pay professional fees associated with the upcoming merger with RoomLinX, Inc. (approximately $50,000). The remainder of the proceeds will be used for working capital for the surviving corporation after the merger with RoomLinX.

      In the private placement, the Company issued common stock and warrants to the following purchasers in the amounts indicated:

PURCHASER

                              COMMON STOCK  WARRANTS

Andrew and Ellen Astrove         333,333    166,667
Ralph Incantalupo                400,000    200,000
Brian Marshall                   250,000    125,000
Peter T. Cohen                   600,000    300,000
Anthony Marchese                 200,000    100,000
David S. Nagelberg 2003
Revocable Trust                  666,667    333,333
Jerrold J. Ziman and Ellen R.
Ziman                            133,332     66,666

Lawrence A. Freeman              333,333    166,667
William Greenberg, MD            110,000     55,000
Sea Associates                   100,000     50,000
Louis Sagar                      100,000     50,000
Heller Family Foundation         666,667    333,333
Matthew M. Hayden                100,000     50,000
Jon R. Carnes                    200,000    100,000
Michael Morris                   200,000    100,000
Suzanne Levine                   333,333    166,667
Robin L. Smith                   666,667    333,333
Kaare Kolstad                    333,333    166,667
Robert Nathan                    100,000     50,000
Marc Roberts                     200,000    100,000
Todd Andrew Goergen              506,667    253,334
Jeffrey B. Bogatin               333,333    166,667
Deborah Berkley                  133,333     66,666
Arla Sheinwald                 1,333,333    666,666
Peter A. Bordes, Jr.           1,000,000    499,998
Mitchell Wright, LLC             333,333    166,667
Wiliam F. Donovan                333,333    166,667
Michael Nimaroff                 333,333    166,667
Anne Ross                        333,333    166,667
Arthur Luxenberg                 333,333    166,667
Little Bear Investments LLC      333,333    166,667
Dennis Hersch                    133,333     66,667
Chaim Anfang                     166,667     83,333
Colin Poole                      166,667     83,333
Michael P. Castaldi              333,333    166,667
Paul M. Michaels                 333,333    166,667
Wade M. Wilson                   100,000     50,000
Manuel N. Wilson                 100,000     50,000
Francis Elenio                   133,333     66,667
Mark Kristoff                    333,333    166,667
Alan Docter                      666,667    333,333
Aaron Dobrinsky                  933,333    466,666
Alan D. and Barbara L. Liuthaus  933,333    466,667
Michael and Deborah Kramer       666,667    333,333
Robert Oppenheimer               333,333    166,667

Total                         16,666,661  8,333,333

In March 2004, in consideration for Alliance Advisors and Roccus Capital Partners, LLC providing general consulting services to the Company in the areas of operations, finance, recruitment of officers and directors and sales and marketing for the twelve (12) month period beginning January 1, 2003 through December 31, 2003, the Company issued 533,332 shares of common stock to Alan Sheinwald, the principal of Alliance Advisors, and 533,332 shares of common stock to Richard Berkley and 533,332 shares of common stock to Mark Heskel, the principals of Roccus Capital.

In April 2004, in consideration for Alliance Advisors and Roccus Capital Partners, LLC providing general consulting services to the Company in the areas of operations, finance, recruitment of officers and directors and sales and marketing for the three (3) month period from January 1, 2004 through March 31, 2004, the Company issued 133,335 shares of common stock to Alan Sheinwald, the principal of Alliance Advisors, and 133,335 shares of common stock to Richard Berkley and 133,334 shares of common stock to Mark Heskel, the principals of Roccus Capital.

In April 2004, in consideration for Michael Rubel's employment with the Company, the Company issued to Mr. Rubel 50,000 shares of common stock.

In April 2004, in consideration for Thomas Rittenhouse's employment with the Company, the Company issued to Mr. Rittenhouse 50,000 shares of common stock.

ITEM 5. OTHER INFORMATION

On April 27, 2004, the Company announced that it had appointed Aaron Dobrinsky as Chief Executive Officer and director and Frank Elenio as Chief Financial Officer and director. A copy of the press release announcing the appointment was filed as an Exhibit to the Company's Form 8-K filed on April 28, 2004. Copies of the Employment Agreement between the Company and Aaron Dobrinsky and the Employment Agreement between the Company and Frank Elenio are attached thereto as exhibits and incorporated herein by reference.

On May 14, 2004, the Company, RoomLinX and RL Acquisition, Inc. entered into Amendment No. 2 to Agreement and Plan of Merger. Amendment No. 2 extends the termination date from May 14, 2004 to June 15, 2004. This description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by the terms and conditions of Amendment No. 2 a copy of which is attached hereto an exhibit and is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

10.1 Employment Agreement between the Company and Aaron Dobrinsky dated as of April 27, 2004

10.2 Employment Agreement between the Company and Frank Elenio dated as of April 27, 2004

10.3 Amendment No. 2 to Agreement and Plan of Merger by and among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of May 14, 2004.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current reports on Form 8-K.

1. Form 8-K/A, filed on February 24, 2004, amending the Form 8-K filed on December 23, 2003 to provide the financial statements required by Item 7(b) of Form 8-K.

2. Form 8-K, filed on March 3, 2004, reporting the execution of the Amendment to Agreement and Plan of Merger among RoomLinX, Inc., Arc Communications Inc. and RL Acquisition, Inc. dated as of February 25, 2004.

3. Form 8-K, filed on March 31, 2004, reporting the issuance of a press release on March 25, 3004 announcing that the Company had closed a private placement of shares of its common stock and warrants to purchase shares of its common stock.

4. Form 8-K/A, filed on April 7, 2004, amending the Form 8-K of Arc Communications Inc. filed on December 23, 2003, as amended by the Form 8-K/A filed on February 24, 2004, to provide the financial statements required by

Item 7(a) of Form 8-K and to amend the financial information required by Item 7(b) of Form 8-K.

5. Form 8-K, filed on April 28, 2004, reporting the issuance of a press release on April 27, 2004 announcing that the Company had appointed Mr. Aaron Dobrinksy as Chief Executive Officer and director of the Company and Mr. Frank Elenio as Chief Financial Officer and director of the Registrant.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date: May 17, 2004

      ARC COMMUNICATIONS INC.

      By: /s/ Aaron Dobrinsky
      -----------------------------------
      Aaron Dobrinsky
      Chief Executive Officer