Form 10KSB/A
period 2003-12-31
ARC COMMUNICATIONS INC
filed 2004-05-28
CIK 1021096

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

Yes [_] No [X]

                                TABLE OF CONTENTS

                                     PART II

ITEM 8A.     CONTROLS AND PROCEDURES ......................................... 1

                                    PART III

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K ........................................  1

SIGNATURES.................................................................... 2

                                     PART II

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, ARC's management, with the participation of ARC's chief executive officer and principal financial officer, evaluated the effectiveness of ARC's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, ARC's chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, ARC's disclosure controls and procedures are effective to ensure that the information required to be disclosed by ARC in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that ARC's disclosure controls and procedures are designed to ensure that the information required to be disclosed by ARC in the reports that it files or submits under the Exchange Act is accumulated and communicated to ARC's management, including ARC's chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ARC COMMUNICATIONS INC.

By: /s/ Aaron Dobrinsky
------------------------------
        Aaron Dobrinsky
        Chief Executive Officer

May 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

/s/ Aaron Dobrinsky
------------------------------------
Aaron Dobrinsky
Chief Executive Officer and Director

/s/ Frank Elenio
------------------------------------
Frank Elenio
Chief Financial Officer and Director


/s/ Peter A. Bordes
------------------------------------
Peter A. Bordes
Director

/s/ Steven Meyer
------------------------------------
Steven Meyer
Director

May 28, 2004