Form 10QSB/A
period 2004-03-31
ARC COMMUNICATIONS INC
filed 2004-05-28
CIK 1021096

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

                             ARC COMMUNICATIONS INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 3. Controls and Procedures .............................................. 1

Item 6. Exhibits and Reports on Form 8-K ..................................... 1

Signature .................................................................... 1

EXPLANATORY NOTE

      This Form 10-QSB/A amends Part I, Item 3 and Part II, Item 6 of the Form 10-QSB of Arc Communications Inc. filed with the Securities and Exchange Commission on May 17, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

      As of the end of the period covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that the Company's disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Agreement between ARC Communications Inc., RoomLinX, Inc. and Wellfleet Partners dated May 17, 2004

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2004

ARC COMMUNICATIONS INC.

By: /s/ Aaron Dobrinsky
------------------------
Aaron Dobrinsky
Chief Executive Officer

                                  END OF FILING