Form 10QSB
period 2004-06-30
ROOMLINX INC
filed 2004-08-23
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                          Commission File No. 000-26213

                                 ROOMLINX, INC.
                       (Formerly Arc Communications, Inc.)

        (Exact name of small business issuer as specified in its charter)

 A Nevada Corporation                                             83-0401552
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of August 13, 2004 was 102,504,456.

ROOMLINX, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a) Condensed Balance Sheet as of June 30, 2004

b) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003

c) Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2004 and 2003

d) Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations General Critical Accounting Policies and Estimates Results of Operations Liquidity and Capital Resources

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Item  4. Controls and Procedures

PART  II. OTHER INFORMATION

Item  2. Changes in Securities

Item  4. Submission of Matters to a Vote of Security Holders

Item  5. Other Information

Item  6. Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                                 ROOMLINX, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                                        June 30
                                                                                          2004
                                                                                      ------------
ASSETS

Current assets:
Cash                                                                                  $    587,612
Accounts receivable and other                                                              266,194
Inventory                                                                                   37,726
Work in progress                                                                           179,187
Due from sale of the continuing professional education segment                              75,000
Prepaid and other current assets Total current assets                                       15,156
                                                                                      ------------
                                                                                         1,160,875
Property and equipment, net                                                                237,882
Other assets                                                                                 7,878
                                                                                      ------------
Total assets                                                                          $  1,406,635
                                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                                 $    590,632
Deferred revenue                                                                           274,969
Current portion of obligations under capital lease                                         217,685
Other current liabilities                                                                   14,463
                                                                                      ------------
Total current liabilities                                                                1,097,749
Convertible debenture                                                                       10,000
                                                                                      ------------
Total liabilities                                                                        1,107,749
Commitments and contingencies
Stockholders' equity:
Preferred stock, stated value $.20, 5,000,000 shares authorized; 720,000 shares
issued and outstanding                                                                     144,000
Common stock, $.001 par value, authorized 250,000,000 shares; issued and
outstanding 102,504,456                                                                    102,504
Additional paid-in capital                                                              14,531,983
Deferred compensation                                                                   (1,740,000)
Warrants                                                                                   495,550
Accumulated deficit                                                                    (13,235,151)
                                                                                      ------------
Total stockholders' equityTotal liabilities and stockholders' equity                       298,886
                                                                                      ------------
                                                                                      $  1,406,635
                                                                                      ============

                                 ROOMLINX, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                       Three months ended June 30,                 Six months ended June 30,
                                                         2004                2003                 2004                  2003
                                                     ------------        ------------        ------------        ------------
Revenues
   System sales and installation                     $    240,347        $    260,954        $    528,043        $    683,357

   Service, maintenance and usage                         175,221             123,493             323,880             216,570
                                                     ------------        ------------        ------------        ------------

                                                          415,568             384,447             851,923             899,927
Cost of revenue

   System sales and installation                          209,430             199,673             460,492             492,477

   Service, maintenance and usage                          90,016              48,544             141,023              86,175
                                                     ------------        ------------        ------------        ------------

                                                          299,446             248,217             601,515              78,652
                                                     ------------        ------------        ------------        ------------
Gross profit
                                                          116,122             136,230             250,408             321,275
                                                     ------------        ------------        ------------        ------------
Operating expenses

   Sales and marketing                                    209,484             110,267             512,950             204,330

   General and administrative                             227,405             144,034             469,397             262,368

   Depreciation of property and equipment                  20,760              27,545              40,618              54,170
                                                     ------------        ------------        ------------        ------------

                                                          457,649             281,846           1,022,965             520,868
                                                     ------------        ------------        ------------        ------------
Loss from operations
                                                         (341,527)           (145,616)           (772,557)           (199,593)
Other income (expense)

   Interest expense                                       (10,337)             (9,999)            (25,437)            (18,363)

   Reorganization Costs                                (6,364,996)                 --          (6,364,996)                 --
   Foreign exchange                                         1,074             (33,274)              8,159             (57,236)

   Financing costs                                             --              (8,967)                 --             (29,280)

   Non-cash financing costs                                (3,000)            (10,500)           (478,850)            (18,000)
                                                     ------------        ------------        ------------        ------------

Total other income (expense)                           (6,377,259)            (62,740)         (6,861,124)           (122,879)
                                                     ------------        ------------        ------------        ------------
Net loss                                             $ (6,718,786)       $   (208,356)       $ (7,633,681)       $   (322,472)
                                                     ============        ============        ============        ============

Basic net loss per share                             $      (0.10)       $      (0.01)       $      (0.13)       $      (0.02)
                                                     ============        ============        ============        ============
Diluted net loss per share                           $      (0.10)       $      (0.01)       $      (0.13)       $      (0.02)
                                                     ============        ============        ============        ============
Weighted average shares used in computation of
 basic net loss per share                              65,913,288          14,426,963          60,206,917          14,426,963

Weighted average shares used in computation of
 diluted net loss per share                            65,913,288          14,426,963          60,206,917          14,426,963

                                 ROOMLINX, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                 Six Months Ended June 30,
                                                                 2004               2003
                                                             -----------        -----------
Operating activities
 Loss for the period .................................       $(7,633,681)       $  (322,472)
   Items not affecting cash:
     Amortization of property and equipment ..........            40,618             54,170
     Amortization of capital lease obligation ........            (7,689)            31,390
     Non-cash operating costs ........................           169,600                 --
     Non-cash reorganization costs ...................         6,364,996
     Non-cash financing costs ........................           478,850             18,000
   Change in operating assets and
liabilities ..........................................           (22,411)            67,864
                                                             -----------        -----------
Cash used in operating activities ....................          (609,717)          (151,048)
                                                             -----------        -----------

Investing activities
   Purchase of property and equipment ................            (8,692)           (10,513)
   Proceeds from merger ..............................           711,117
                                                             -----------        -----------
Cash provided by (used in) investing activities ......           702,425            (10,513)
                                                             -----------        -----------

Financing activities
   Due to related parties ............................           (72,009)             6,635
   Loans payable .....................................           (23,139)            80,000
   Convertible debenture .............................                --             60,000
   Issuance of common shares - cash ..................           582,800                 --
                                                             -----------        -----------
Cash provided by financing activities ................           487,652            146,635
                                                             -----------        -----------
Net (decrease) increase in cash and
   cash equivalents ..................................           580,360            (14,926)

Cash and cash equivalents
   (Bank overdraft), beginning of period .............             7,252             (8,182)
                                                             -----------        -----------
Cash and cash equivalents
   (Bank overdraft), end of period ...................       $   587,612        $   (23,108)
                                                             ===========        ===========

Supplement Disclosures of Cash Flow Information:
   Cash paid for interest ............................       $    10,000        $    10,000
  Satisfaction of liability to consultants through the
    issuance of common stock .........................       $   384,000

ROOMLINX, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE  1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B and include the results of RoomLinX, Inc. (the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of June 30, 2004 and the results of its operations and its cash flows for the six month period ended June 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in the Definitive 14A Statement filed with the Securities and Exchange Commission on June 15, 2004.

The Company provides wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company specializes in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of June 30, 2004, has an accumulated deficit of $13,235,000 as of June 30, 2004, the Company had $588,000 in cash and cash equivalents ($522,000 as of July 31, 2004). Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. As a result, the Company completed the merger with Arc Communications Inc. ("Arc"), on June 28, 2004. Additional alternatives being considered by management include, obtaining financing from new lenders and the issuance of additional equity or debt. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2004, however, management can provide no assurance with respect to their success in affecting one or more of these measures, or whether, if affected, such measures will provide sufficient financing to sustain operations.

These unaudited condensed financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these financial statements.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

On June 28, 2004, the Company completed its merger with Arc Communications Inc. formerly a full service marketing consulting and New Media design firm. As a result of the merger, the stockholders of RoomLinX before the merger received 68,378,346 shares of common stock of the Company and at the effective time of the merger, owned approximately 62% of the outstanding shares of the Company. The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company. The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, Arc changed its name to RoomLinX, Inc.

NOTE  2 - SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory, principally wireless devices related to Wi-Fi installations, are stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of any reserve for excess and obsolescence.

RECLASSIFICATIONS

Certain items have been reclassified to conform with the presentation adopted in the current period.

NOTE  3 - EARNINGS PER SHARE

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB
98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

NOTE  4 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using the intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.

SFAS No.123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company' net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

                                                         Three months ended June 30                Six months ended June 30
                                                         2004                 2003                  2004              2003
                                                    -------------        -------------        -------------        -------------
Net loss, as reported                               $  (6,718,786)       $    (208,356)       $  (7,633,681)       $    (322,472)
Deduct:  Stock-based employee compensation

expense included in reported net loss                          --                   --                   --                   --

Add: Total stock-based employee compensation expense determined under fair value based

method for all awards                                          --                   --                   --                   --
                                                    -------------        -------------        -------------        -------------

Pro forma net loss                                  $  (6,718,786)       $    (208,356)       $  (7,633,681)       $    (322,472)
                                                    =============        =============        =============        =============

Loss per share - basic, as reported                 $       (0.10)       $       (0.01)       $       (0.13)       $       (0.02)
                                                    =============        =============        =============        =============

Loss per share - diluted, as reported               $       (0.10)       $       (0.01)       $       (0.13)       $       (0.02)
                                                    =============        =============        =============        =============

Pro forma loss per share - basic                    $       (0.10)       $       (0.01)       $       (0.13)       $       (0.02)
                                                    =============        =============        =============        =============

Pro forma loss per share - diluted                  $       (0.10)       $       (0.01)       $       (0.13)       $       (0.02)
                                                    =============        =============        =============        =============

NOTE  5 - MERGER WITH ARC COMMUNICATIONS INC.

      On June 28, 2004, the Company completed its merger with Arc Communications, Inc. As a result of the merger, the stockholders of RoomLinX before the merger received 68,378,346 shares of common stock of the Company and at the effective time of the merger, owned approximately 62% of the outstanding shares of the Company. The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company. The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, Arc changed its name to RoomLinX, Inc.

      Pursuant to the Merger Agreement with Arc, the Company was required to raise a minimum of $400,000 in additional capital prior to the closing of the merger. During the six months ended June 30, 2004, the Company issued and sold 5,738,510 shares of common stock at a price of $0.11 per share including 2,869,255 two year warrants to purchase common stock at an exercise price of $0.22 per share for gross proceeds of approximately $624,000(issue costs of approximately $53,000). The total fair value of the warrants issued during the quarter was determined to be $335,800 and was recorded as a non-cash financing cost in the statement of operations. Net proceeds from the sale of common stock were used to eliminate certain of the Company's existing liabilities approximating $205,000, reduce accounts payable and accrued expenses by approximately $261,000 and general working capital purposes.

      In order to reduce the Company's existing debt prior to the closing of the merger, the Company issued 2,002,640 shares of common stock and 1,001,320 two year warrants to purchase common stock at an exercise price of $0.22 per share in settlement of approximately $217,800 of debt and liabilities. Furthermore, the Company issued 1,315,784 shares of common stock and 657,892 two year warrants to purchase common stock at an exercise price of $0.22 per share to unrelated parties as a fee related to the private placement. In lieu of cash compensation to certain employees and unrelated vendors, the Company issued 1,535,541 shares of common stock and 767,770 two year warrants to purchase common stock at an exercise price of $0.22 per share.

      Additionally, during February 2004, Arc closed a private placement of its securities in reliance upon Rule 506 of Regulation D under the Securities Act. In the private placement, the Company sold 16,666,666 shares of common stock at a price of $.075 per share including 8,333,333 three-year warrants to purchase common stock at an exercise price of $.015 per share. Gross proceeds from the private placement were $1,250,000 before direct issuance costs of approximately $54,000. The proceeds of the private placement were used to eliminate certain of the Company's existing liabilities approximating $175,000, pay professional fees associated with the merger of approximately $50,000 and working capital for the surviving corporation after the merger is complete.

      The following related parties participated in Arc's private placement:
Peter A. Bordes, Jr., chairman and then chief executive officer of the Company purchased $75,000 of common stock and warrants; Arla Sheinwald, the wife of Alan Sheinwald, the principal of Alliance Advisors, purchased $100,000 of common stock and warrants; Deborah Berkley, the wife of Richard Berkley, a principal of Roccus Capital, purchased $10,000 of common stock and warrants; Aaron Dobrinsky, appointed Chief Executive Officer of the Company on April 27, 2004, purchased $70,000 of common stock and warrants, and Frank Elenio, appointed Chief Financial Officer of the Company on April 27, 2004, purchased $10,000 of common stock and warrants.

NOTE  6 - CONSULTING ARRANGEMENT

      In consideration for providing general consulting services to the Company in the areas of operations, finance, recruitment of officers and directors and sales and marketing for the twelve month period ended December 31, 2003, in which the Company had recorded a liability of $384,000, the Arc Communications, Inc. issued, during the first quarter 2004 an aggregate of 1,600,000 shares to Alliance Advisors and Roccus Capital Partners, L.L.C. in satisfaction of the liability.

NOTE  7 - CONVERTIBLE DEBENTURE

The debenture balance of $10,000 is the remaining balance of a private placement of debentures having an aggregate subscription level of $500,000 of which $370,000 was converted into common stock at $0.40 immediately prior to the closing of the merger of the Company with Arc. Each debenture has a face value of $10,000 and has a term of two years, expiring at various dates beginning November 1, 2004. All or any portion of the outstanding principal sum and accrued interest of each debenture is convertible at the option of the subscriber into common shares of the Company at a price of $0.50 per share if converted on or before the due date. The debentures are due and payable on the due date, if not converted prior to the due date. As security for the payment of the principal and interest, the Company has granted a general security interest on all of its present and after-acquired personal property and a floating chare over all of its present and after-acquired real property. Each debenture carries interest at the rate of 12% per annum, payable quarterly.

For each $1.00 invested, each debenture holder was also granted two share purchase warrants, entitling the holder to purchase one share of common stock at a price of $0.75. The warrants have a two-year term. The total fair value of the warrants issued during the year was determined to be $54,000 and was recorded as a non-cash financing cost in the statement of operations.

NOTE  8 - SEGMENTED DISCLOSURES

The Company manages it operations in one business segment, the provision of wireless high-speed Internet network solutions to hotel, conference centers and commercial buildings. The Company attributes revenue among geographical areas based on location of the customers involved. The following table presents a summary of total revenues by geographical region:

                   Three Months Ended     Six Months Ended
                                June 30,
                   2004      2003          2004     2003
                --------   --------     --------  --------
United States   $359,115   $330,869     $752,526  $826,877
Canada            56,453     53,578       99,397    73,050
                --------   --------     --------  --------
                $415,568   $384,447     $851,923  $899,927
                ========   ========     ========  ========

The following table presents a summary of property and equipment by geographical region:

                    June 30,

                  2004       2003
United States   $162,692   $219,382
Canada            75,190     95,105
                --------   --------
                $237,882   $314,487
                ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

RoomLinX, Inc., a Nevada corporation ("We," "Us" or the "Company"), provides wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive our revenues primarily from the installation of the wired and wireless networks we provide to hotels, convention centers and apartment buildings. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During March 1999, we commenced offering our services commercially. Since our inception, we have invested significant capital to build our technical infrastructure and network operations. We have incurred operating losses since our inception and expect to incur operating losses for at least the next 3 fiscal quarters. We will need to increase our installation and maintenance revenues and improve our gross margins to become profitable and sustain profitability on a quarterly and annual basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our system sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation. Our service, maintenance and usage revenue, which primarily consists of monthly maintenance fees related to the upkeep of the network is recognized on a monthly basis as services are provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including analysis of historical collection rates and the current credit-worthiness of significant customers. We capitalize and subsequently depreciate our property and equipment over the estimated useful life of the asset. In assessing the recoverability of our long-lived assets, we must make certain assumptions regarding the useful life and contribution to the estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We have incurred substantial operating losses since our inception. As a result of such operating losses, we have recorded a substantial net operating loss for tax purposes. In light of our historical operating results, we have not recorded a deferred tax asset due to the uncertainty surrounding future income.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 Compared to Three months ended June 30, 2003

System sales and installation revenue. System sales and installation revenue decreased to $240,000 for the quarter ended June 30, 2004 from $261,000 for the quarter ended June 30, 2003. While during the quarter ended June 30, 2004, we obtained 8 new customers as compared to 4 in the same period last year, revenue decreased due to the size of the customers added. During the quarter ended June 30, 2004, the average revenue per customer was approximately $30,000 as compared to $65,000 during the same period last year. Due to the nature of our business, such fluctuations may occur from time to time based off the size of the new customer contracts during the period. We expect the system sales and installation revenue to increase during remainder of 2004 as we continue to expand our customer base.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $175,000 for the quarter ended June 30, 2004 from $123,000 for the quarter ended June 30, 2003. The increase was due an increase in the number of customers we service on a recurring basis to 67, or 17,999 rooms as of June 30, 2004 as compared to 29 or 7,383 rooms as of June 30, 2003. We anticipate that service, maintenance and usage revenue will increase as we continue to increase our customer base.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $209,000 for the quarter ended June 30, 2004 from $200,000 for the quarter ended June 30, 2003. The increase was primarily attributable to unexpected cost overruns on two projects. . We anticipate that cost of system sales and installation revenue will increase during the remainder 2004 as we continue to expand our customer base.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $90,000 for the quarter ended June 30, 2004 from $49,000 for the quarter ended June 30, 2003. Such increase is directly attributable to the increased corresponding revenue. We anticipate that cost of service, maintenance and usage revenue will increase during the remainder of 2004 as we continue to increase Service, maintenance and usage revenues.

Sales and marketing. Sales and marketing expense increased by $99,000 to $209,000 during the quarter ended June 30, 2004 from $110,000 for the quarter ended June 30, 2003. Such increase is attributable to increased personnel and personnel levels and related personnel costs of $56,000, as well as more aggressive sales initiatives such as travel related costs of $43,000. During the remainder of 2004, we anticipate sales and marketing expense to increase as we will continue with our aggressive sales and marketing initiatives.

General and administrative. General and administrative expense increased by $83,000 to $227,000 for the quarter ended June 30, 2004 from $144,000 for the quarter ended June 30, 2003. The increase is attributable to increased personnel and personnel related costs of $10,000, office related expenses such as rent, telephone and supplies of $23,000, travel and professional fees of $50,000. During the remainder of 2004 we anticipate general and administrative costs to increase since the Company became a publicly traded entity pursuant to its merger with Arc, which will further increase personnel costs as well as professional fees.

Depreciation of property and equipment. Depreciation of property and equipment decreased 25% or $7,000 to $21,000 for the quarter ended June 30, 2004 as compared to $28,000 for the quarter ended June 30, 2003. The decrease is primarily related to assets that were fully depreciated during 2003 and smaller capital expenditures during 2003 and the quarter ended June 30, 2004. We anticipate amortization of property and equipment will decrease as a percentage of total revenue as we are do not expect major capital expenditures during the remainder of 2004.

Interest expense. Interest expense remained constant at $10,000 for the quarters ended June 30, 2004 and 2003. Such relative consistency primarily relates our convertible debt, which remained constant during the periods. We anticipate that interest expense will decrease during the remainder of 2004 as we have renegotiating all, except for $10,000, of our convertible notes and loans into equity as part of our merger with Arc Communications, Inc.

Reorganization costs. In connection with the merger with Arc, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly RoomLinX has recorded a one-time, non-cash reorganization cost, related to the difference between the fair value of Arc's common stock on the date of the merger agreement and the net assets of Arc.

Foreign exchange. Foreign exchange income/expense decreased $34,000 to $1,000 of income for the quarter ended June 30, 2004 from expense of $33,000 for the quarter ended June 30, 2003. The decreased expense primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2004. (See - Foreign Currency Exchange Rate Risk)

Non-cash financing costs. Non-cash financing costs decreased $8,000 to $3,000 for the quarter ended June 30, 2004 as compared to $11,000 for the quarter ended June 30, 2003. The decrease relates to the completion of financing during the first quarter 2004 and the portion expensed during the current quarter relates to issuance of warrants for financing received at the close of the first quarter. We anticipate Non-cash financing costs will decrease during the remainder of 2004 as we do not plan to enter into transactions that will give rise to such costs.

Six months ended June 30, 2004 Compared to Six months ended June 30, 2003

System sales and installation revenue. System sales and installation revenue decreased to $528,000 during the six months ended June 30, 2004 from $683,000 for the six months ended June 30, 2003. While during the six months ended June 30, 2004, we obtained 17 new customers as compared to 12 in the same period last year, revenue decreased due to the size of the customers added. During the six months ended June 30, 2004, the average revenue per customer was approximately $31,000 as compared to $57,000 during the same period last year. Due to the nature of our business, such fluctuations may occur from time to time based off the size of the new customer contracts during the period.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $324,000 for the six months ended June 30, 2004 from $217,000 for the six months ended June 30, 2003. The increase was due an increase in the number of customers we service on a recurring basis to 67 or 17,999 rooms as of June 30, 2004, an increase of 5,518 rooms during the six months ended June 30, 2004 as compared to 29 or 7,383 rooms as of June 30, 2003, an increase of 2,079 rooms during the six months ended June 30, 2003.

Cost of system sales and installation revenue. Cost of system sales and installation revenue decreased to $460,000 for the six months ended June 30, 2004 from $492,000 for the six months ended June 30, 2003. The decrease was directly attributable to the decreased corresponding revenue during the same period. Such costs increased during six months ended June 30, 2004 as a larger percentage of revenue as compared to the same period last year due to the scale of each project and our inability to obtain more favorable pricing due to smaller size of each project.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $141,000 for the six months ended June 30, 2004 from $86,000 for the six months ended June 30, 2003.

Sales and marketing. Sales and marketing expense increased by $309,000 to $513,000 during the six months ended June 30, 2004 from $204,000 for the six months ended June 30, 2003. Such increase is attributable to increased personnel and personnel levels and related personnel costs of $229,000, which includes non-cash share based compensation of $120,000 paid to certain employees , increased advertising costs of $23,000, as well as more aggressive sales initiatives such as travel related costs of $57,000.

General and administrative. General and administrative expense increased by $207,000 to $469,000 for the six months ended June 30, 2004 from $262,000 for the six months ended June 30, 2003. The increase is attributable to increased personnel and personnel related costs of $90,000, which includes non-cash share based compensation of $20,000 paid to certain employees, office related expenses such as rent, telephone and supplies of $38,000, travel and professional fees of $79,000.

Depreciation of property and equipment. Depreciation of property and equipment decreased 25% or $13,000 to $41,000 for the six months ended June 30, 2004 as compared to $54,000 for the six months ended June 30, 2003. The decrease is primarily related to assets that were fully depreciated during 2003 and smaller capital expenditures during 2003 and the six months ended June 30, 2004.

Interest expense. Interest expense increased 39% or $7,000 to $25,000 for the six months ended June 30, 2004 as compared to $18,000 for the six months ended June 30, 2003. The increase is primarily due to an increase in our convertible debt and loans payable during 2003. Inc.

Reorganization costs. In connection with the merger with Arc, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly RoomLinX has recorded a one-time, non-cash reorganization cost, related to the difference between the fair value of Arc's common stock on the date of the merger agreement and the net assets of Arc.

Foreign exchange. Foreign exchange income/expense decreased $65,000 to $8,000 of income for the six months ended June 30, 2004 from expense of $57,000 for the six months ended June 30, 2003. The decreased expense primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2004. (See - Foreign Currency Exchange Rate Risk)

Non-cash financing costs. Non-cash financing costs increased $461,000 to $479,000 for the six months ended June 30, 2004 as compared to $18,000 for the six months ended June 30, 2003. The increase is primarily due to expenses recorded with respect to the issuance of warrants in connection with certain equity and debt financings during the period.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and shareholder loans, which resulted in aggregate net proceeds of approximately $6.4 million through June 30, 2004. During the quarter ended June 30, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, accounts payable, accrued expenses and working capital.

We have incurred significant operating losses since our inception and as of June 30, 2004 have an accumulated deficit of $13.2 million. During six months ended June 30, 2004, we incurred a net loss of $7,634,000 and used $610,000 of cash to fund operating activities. As of June 30, 2004 we had $588,000 in cash and cash equivalents ($522,000 at July 31, 2004). Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. As a result, the Company completed the merger with Arc on June 28, 2004. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2004, however, management can provide no assurance with respect to their success in affecting one or more of these measures, or whether, if affected, such measures will provide sufficient financing to sustain operations. At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

Net cash used in operating activities was $610,000 for the six month ended June 30, 2004. The principal use of cash in each of these periods was to fund our losses from operations. During the period, cash used for operating activities included a decrease of $195,000 in accounts payable and accrued liabilities, an increase in accounts receivable of $47,000 and an increase of work in progress of $179,000. The decrease in accounts payable and accrued liabilities is a result of the payment of accrued liabilities from proceeds of the private placement, which was completed during the quarter.

Net cash provided by investing activities was $702,000 for the six months ended June 30, 2004. The cash provided by investing activities was principally from the net proceeds from the merger of Arc in the amount of $711,000, which was offset from the purchase of property and equipment in the amount of $9,000. During 2004, we expect to use approximately $25,000 of cash in investing activities through capital expenditures to fund the opening of our east coast office, which includes offices and computer equipment..

Net cash provided by financing activities was $488,000 for the six months ended June 30, 2004. The cash provided by financing activities primarily resulted from the issuance of common shares, which was partially offset by the extinguishment of certain liabilities. During the remainder of 2004, we expect to provide cash in financing activities through the sale of additional debt and equity securities.

As of June 30, 2004, our principal commitments consisted of obligations outstanding under capital and operating leases and convertible debt, which total $493,000. As of June 30, 2004, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $0 and $258,000, of which $38,000 is payable in the remainder of 2004.

We have evaluated our alternatives to enable us to pay our liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Alternatives being considered by us include, among others, completing a merger/public financing, obtaining financing from new lenders and the issuance of additional equity. We believe these measures will provide liquidity for us to continue as a going concern throughout fiscal 2004, however, we can provide no assurance with regard thereto. Our failure to raise financing or reduce operating losses may result in our need to reduce operations.

The following table summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                              Less than                                        After 5
June 30, (in thousands)                         Total          1 Year       1 - 3 Years       4 - 5 Years        Years
                                             -------------- --------------- -------------- --------------- ---------------
Contractual Obligations:
    Capital lease obligations                    $  225          $  225          $   --          $   --          $   --
    Convertible debentures                           10              --              10              --
    Operating lease obligations                     258              38             153              67              --
                                                 ------          ------          ------          ------          ------

     Total contractual cash obligations          $  493          $  263          $  163          $   67              --
                                                 ======          ======          ======          ======          ======

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relate to our Vancouver, British Columbia, Canada office are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the quarter ended June 30, 2004, as a result of depreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency income of approximately $1,000. In the event the Canadian dollar continues to decline in 2004 we will experience additional foreign currency income. Holding all other variables constant and on a hypothetical basis, a further 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2004 would result in approximately $27,000 in foreign currency gains for the year. Conversely, a 10% increase over 2004 would result in approximately $51,000 in foreign currency losses for the year.

We will continue to monitor our exposure to foreign currency fluctuations and although we have never used financial hedging techniques to date, we may use them in the future to minimize the effect of these fluctuations. Nevertheless, we cannot assure you that these fluctuations will not adversely affect our results of operations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and elements of APB 30, Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2002, SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS No. 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 may result in our recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("Issue 00-21"). Issue 00-21 provides guidance on how to account for arrangements that involve the deliver or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, ("FIN 45"). FIN 45 requires that we recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact our financial position, results of operations or cash flows. The adoption of the disclosure requirements of this statement did not result in additional disclosures.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15,2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN 46") that addresses the consolidation of variable interest entities. In December 2003, the FASB issued a revised Interpretation ("FIN 46R"). Under the revised Interpretation, an entity deemed to be a business, based on certain specified criteria, need not be evaluated to determine if it is a Variable Interest Entity. The Company must apply the provisions to variable interests in entities created before February 1, 2003 during the quarter ended December 31, 2003. Adoption of FIN 46 and FIN 46R did not have an impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We will adopt the provisions of SFAS No. 150 on July 1, 2003. We do not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We believe that we have limited exposure to financial market risks, including changes in interest rates. At June 30, 2004, all of our available excess funds are cash and cash equivalents. The value of our cash and cash equivalents is not materially affected by changes in interest rates. A hypothetical change in interest rates of 1.0% would result in an annual change in net loss of approximately $6,000 based on cash and cash equivalent balances at June 30, 2004. We currently hold no derivative instruments.

ITEM  4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM  2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities.

On July 28, 2004, in connection with the closing of the merger among the Company, RL Acquisition Corp. and RoomLinX, Inc. pursuant to the Merger Agreement dated December 8, 2003, as amended, the Company issued 68,378,346 shares of Common Stock, par value $.001 per share, to shareholders of the former RoomLinX, Inc. as consideration for the merger in reliance on the exemption provided by Section 4(2) of the Securities Act, as amended.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on June 25, 2004, our shareholders voted upon the following actions:

1. The merger among RL Acquisition Corp., the Company and RoomLinX, Inc. pursuant to the Merger Agreement dated December 8, 2003, as amended.

         FOR               AGAINST          ABSTAIN           NON-VOTE
         ---               -------          -------           --------
         21,957,840          -0-              -0-                -0-

The merger was approved.

2. Our merger into our wholly-owned subsidiary RL Acquisition for the purpose of changing our state of incorporation from New Jersey to Nevada.

         FOR               AGAINST          ABSTAIN           NON-VOTE
         ---               -------          -------           --------
         21,957,840          -0-              -0-                -0-

The merger was approved.

3. The amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 45,000,000 to 195,000,000 and to change our name to RoomLinX, Inc.

         FOR               AGAINST          ABSTAIN           NON-VOTE
         ---               -------          -------           --------
         21,957,840          -0-              -0-               -0-

The amendment was approved.

4. The approval of our Long Term Incentive Plan pursuant to which we can grant stock options and other stock-based awards to purchase an aggregate of 25,000,000 shares of Common Stock.

         FOR               AGAINST          ABSTAIN           NON-VOTE
         ---               -------          -------           --------
         21,957,840          -0-             -0-                -0-

ITEM  5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.0 Amended & Restated Articles of Incorporation.

3.1 Amended & Restated Bylaws of RoomLinX, Inc.

4.0 Specimen Common Stock Certificate.

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

Date: August 23, 2004

ROOMLINX, INC.

By: /s/ Aaron Dobrinsky
-----------------------------------
Aaron Dobrinsky
Chief Executive Officer