Form 10QSB
period 2004-09-30
ROOMLINX INC
filed 2004-11-19
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                          Commission File No. 000-26213

                                 ROOMLINX, INC.
                       (Formerly Arc Communications, Inc.)

        (Exact name of small business issuer as specified in its charter)


                     Nevada                              83-0401552
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)


         401 Hackensack Avenue, 3rd Floor, Hackensack, New Jersey 07601
                    (Address of principal executive offices)

                                 (201) 525-1777
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of November 12, 2004 was 102,504,456.

Transitional Small Business Disclosure Format (Check one):   __Yes    X  No

                                 ROOMLINX, INC.


INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a)      Condensed Balance Sheet as of September 30, 2004

b) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

c) Condensed Statements of Cash Flows for the Three and Nine Months Ended September 30, 2004 and 2003

d)      Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        General

        Critical Accounting Policies and Estimates

        Results of Operations

        Liquidity and Capital Resources

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 6. Exhibits

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ROOMLINX, INC.
                             CONDENSED BALANCE SHEET

                                   (Unaudited)

                                                                                                    September 30,
                                                                                                         2004
                                                                                                     ------------
ASSETS
Current assets:
     Cash                                                                                            $    171,121
     Accounts receivable and other                                                                        208,363
     Inventory                                                                                             28,854
     Work in progress                                                                                      56,116
     Due from sale of the continuing professional education segment                                        75,000
     Prepaid and other current assets                                                                      43,973
                                                                                                     ------------
Total current assets                                                                                      583,427
Property and equipment, net                                                                               221,023

Other assets                                                                                                7,878
                                                                                                     ------------
Total assets                                                                                         $    812,328
                                                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                                           $    657,762
     Deferred revenue                                                                                      87,881
     Current portion of obligations under capital lease                                                   231,186
     Other current liabilities                                                                             36,564
                                                                                                     ------------
Total current liabilities                                                                               1,013,393

Convertible debenture                                                                                      10,000
                                                                                                     ------------
Total liabilities                                                                                       1,023,393

Commitments and contingencies

Stockholders' equity:
     Preferred stock, stated value $.20 per share, 5,000,000 shares authorized; 720,000 shares
       issued and outstanding                                                                             144,000
     Common stock, $.001 par value per share, authorized 245,000,000 shares authorized; 102,504,456 shares issued and
       Outstanding                                                                                        102,504
     Additional paid-in capital                                                                        14,531,983
     Deferred compensation                                                                             (1,537,000)
     Warrants                                                                                             495,550
     Accumulated deficit                                                                              (13,948,102)
                                                                                                     ------------
Total stockholders' equity                                                                               (211,065)
                                                                                                     ------------
Total liabilities and stockholders' equity                                                           $    812,328
                                                                                                     ============

   The accompanying notes are an integral part of these financial statements

                                 ROOMLINX, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                   Three months ended September 30,       Nine months ended September 30,

                                                       2004               2003               2004                 2003
                                                   -------------      -------------      -------------       -------------
Revenues
    System sales and installation                  $     421,699      $     373,171      $     949,719       $   1,085,310
    Service, maintenance and usage                       202,487            130,898            526,367             347,468
                                                   -------------      -------------      -------------       -------------
                                                         624,186            504,069          1,476,086           1,432,778

Cost of revenue
    System sales and installation                        327,030            283,965            750,570             795,962
    Service, maintenance and usage                        70,305             45,912            253,627             132,087
                                                   -------------      -------------      -------------       -------------

                                                         397,335            329,877          1,004,197             928,049
                                                   -------------      -------------      -------------       -------------

Gross profit                                             226,851            174,192            471,889             504,729
                                                   -------------      -------------      -------------       -------------

Operating expenses
    Sales and marketing                                  213,867            110,390            726,817             323,781
    General and administrative                           659,368            150,142          1,120,557             410,710
    Depreciation of property and equipment                27,240             27,344             67,858              81,714
                                                   -------------      -------------      -------------       -------------

                                                         900,475            287,876          1,915,232             816,205
                                                   -------------      -------------      -------------       -------------

Loss from operations                                    (673,624)          (113,684)        (1,443,343)           (311,476)

Other income (expense)
    Interest expense                                      (8,853)           (27,567)           (37,128)            (77,013)
    Reorganization costs                                      --                 --         (6,364,996)                 --
    Foreign exchange                                     (30,474)             1,310            (22,315)            (60,292)
    Non-cash financing costs                                  --            (30,000)          (478,850)            (48,000)
                                                   -------------      -------------      -------------       -------------

Total other income (expense)                            (39,327)            (56,257)        (6,903,289)           (185,305)
                                                   -------------      -------------      -------------       -------------

Net loss                                           $    (712,951)     $    (169,941)     $  (8,346,632)      $    (496,781)
                                                   =============      =============      =============       =============

Basic net loss per share                           $       (0.01)     $       (0.01)     $       (0.11)      $       (0.03)
                                                   =============      =============      =============       =============

Diluted net loss per share                         $       (0.01)     $       (0.01)     $       (0.11)      $       (0.03)
                                                   =============      =============      =============       =============

Weighted average shares used in computation of
 basic net loss per share                            102,504,456         14,426,963         74,409,010          14,426,963

Weighted average shares used in computation of
 diluted net loss per share                          102,504,456         14,426,963         74,409,010          14,426,963

   The accompanying notes are an integral part of these financial statements

                                 ROOMLINX, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             Nine Months Ended September 30,

                                                                2004               2003
                                                             -----------        -----------
Operating activities
    Loss for the period ..............................       $(8,346,632)       $  (496,781)
    Items not affecting cash:
       Amortization of property and equipment ........            67,858             81,714
       Amortization of capital lease obligation ......             5,812                 --
       Non-cash operating costs ......................           195,695                 --
       Non-cash reorganization costs .................         6,364,996                 --
       Non-cash financing costs ......................           478,850             48,000
       Non-cash compensation costs ...................           203,000                 --
    Change in operating assets and liabilities .......            14,594            119,133
                                                             -----------        -----------
Cash used in operating activities ....................        (1,015,827)          (247,934)
                                                             -----------        -----------

Investing activities
    Purchase of property and equipment ...............           (19,073)           (14,590)
    Proceeds from merger .............................           711,117                 --
                                                             -----------        -----------
Cash provided by (used in) investing activities ......           692,044            (14,590)
                                                             -----------        -----------

Financing activities
    Due to related parties ...........................           (72,009)           (13,517)
    Loans payable ....................................           (23,139)            70,000
    Obligations under capital lease ..................                --             30,317
    Convertible debenture ............................                --            160,000
    Issuance of common shares - cash .................           582,800                 --
                                                             -----------        -----------
Cash provided by financing activities ................           487,652            246,800
                                                             -----------        -----------
Net increase(decrease) in cash and
    cash equivalents .................................           163,869            (15,724)
Cash and cash equivalents
    (Bank overdraft), beginning of period ............             7,252             (8,182)
                                                             -----------        -----------
Cash and cash equivalents
    (Bank overdraft), end of period ..................       $   171,121        $   (23,906)
                                                             ===========        ===========

Supplement Disclosures of Cash Flow Information:
  Cash paid for interest .............................       $    17,113        $    10,000
  Satisfaction of liability to consultants through the
    issuance of common stock .........................       $   384,000        $        --

   The accompanying notes are an integral part of these financial statements

                                 ROOMLINX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B and include the results of RoomLinX, Inc. (the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of September 30, 2004 and the results of its operations and its cash flows for the nine month period ended September 30, 2004 and 2003. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 included in its definitive proxy statement filed with the Securities and Exchange Commission on June 15, 2004.

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

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of September 30, 2004, had an accumulated deficit of $13,948,000. As of September 30, 2004, the Company had $171,000 in cash and cash equivalents ($52,000 as of November 18, 2004). Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. As a result, the Company completed the merger with Arc Communications Inc. ("Arc"), on June 28, 2004. Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity or debt. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2004, however, management can provide no assurance with respect to their success in affecting one or more of these measures, or whether, if affected, such measures will provide sufficient financing to sustain operations.

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

Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

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

SFAS No.123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company' net loss and net loss per common share would have increased or decreased to the pro forma amounts indicated in the table below.

                                                   Three months ended September 30         Nine months ended September 30,
                                                      2004                 2003                2004                2003
                                                  --------------      --------------      --------------      --------------
Net loss, as reported                             $     (712,951)     $     (169,941)     $   (8,346,632)     $     (496,781)
Deduct:  Stock-based employee compensation
expense included in reported net loss                    203,000                  --             203,000                  --

Add:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                   (866,914)                 --            (866,914)                 --
                                                  --------------      --------------      --------------      --------------
Pro forma net loss                                $   (1,376,865)     $     (169,941)     $   (9,010,546)     $     (496,781)
                                                  ==============      ==============      ==============      ==============
Loss per share - basic, as reported               $        (0.01)     $        (0.01)     $        (0.11)     $        (0.03)
                                                  ==============      ==============      ==============      ==============
Loss per share - diluted, as reported             $        (0.01)     $        (0.01)     $        (0.11)     $        (0.03)
                                                  ==============      ==============      ==============      ==============
Pro forma loss per share - basic                  $        (0.01)     $        (0.01)     $        (0.12)     $        (0.03)
                                                  ==============      ==============      ==============      ==============
Pro forma loss per share - diluted                $        (0.01)     $        (0.01)     $        (0.12)     $        (0.03)
                                                  ==============      ==============      ==============      ==============

NOTE 5 - MERGER WITH ARC COMMUNICATIONS INC.

      On June 28, 2004, the Company completed its merger with Arc Communications, Inc. ("Arc"). As a result of the merger, the stockholders of RoomLinX before the merger received 68,378,346 shares of common stock of the Company and at the effective time of the merger, owned approximately 62% of the outstanding shares of the Company. The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company. The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, Arc changed its name to RoomLinX, Inc.

      Pursuant to the Merger Agreement with Arc, the Company was required to raise a minimum of $400,000 in additional capital prior to the closing of the merger. During the nine months ended September 30, 2004, the Company issued and sold 5,738,510 shares of common stock at a price of $0.11 per share including two year warrants to purchase a total of 2,869,255 shares of common stock at an exercise price of $0.22 per share for gross proceeds of approximately $624,000(issue costs of approximately $53,000). The total fair value of the warrants issued during the second quarter 2004 was determined to be $335,800 and was recorded as a non-cash financing cost in the statement of operations. Net proceeds from the sale of common stock were used to eliminate certain of the Company's existing liabilities approximating $205,000, reduce accounts payable and accrued expenses by approximately $261,000 and general working capital purposes.

      In order to reduce the Company's existing debt prior to the closing of the merger, the Company issued 2,002,640 shares of common stock and two year warrants to purchase a total of 1,001,320 shares of common stock at an exercise price of $0.22 per share in settlement of approximately $217,800 of debt and liabilities. Furthermore, the Company issued 1,315,784 shares of common stock and two year warrants to purchase a total of 657,892 shares of common stock at an exercise price of $0.22 per share to unrelated parties as a fee related to the private placement. In lieu of cash compensation to certain employees and unrelated vendors, the Company issued 1,535,541 shares of common stock and two year warrants to purchase a total of 767,770 shares of common stock at an exercise price of $0.22 per share.

      Additionally, during February 2004, Arc closed a private placement of its securities in reliance upon Rule 506 of Regulation D under the Securities Act. In the private placement, the Company sold 16,666,666 shares of common stock at a price of $.075 per share including three-year warrants to purchase a total of 8,333,333 shares of common stock at an exercise price of $.015 per share. Gross proceeds from the private placement were $1,250,000 before direct issuance costs of approximately $54,000. The proceeds of the private placement were used to eliminate certain of the Company's existing liabilities approximating $175,000, pay professional fees associated with the merger of approximately $50,000 and working capital for the surviving corporation after the merger was completed.

      The following  related parties  participated  in Arc's private  placement:
Peter A. Bordes, Jr., chairman and then chief executive officer of the Company, purchased $75,000 of common stock and warrants; Arla Sheinwald, the wife of Alan Sheinwald, the principal of Alliance Advisors, purchased $100,000 of common stock and warrants; Deborah Berkley, the wife of Richard Berkley, a principal of Roccus Capital, purchased $10,000 of common stock and warrants; Aaron Dobrinsky, appointed Chief Executive Officer of the Company on April 27, 2004, purchased $70,000 of common stock and warrants, and Frank Elenio, appointed Chief Financial Officer of the Company on April 27, 2004, purchased $10,000 of common stock and warrants.

NOTE 6 - CONSULTING ARRANGEMENT

      In consideration for providing general consulting services to the Company in the areas of operations, finance, recruitment of officers and directors and sales and marketing for the twelve month period ended December 31, 2003, in which the Company had recorded a liability of $384,000, Arc Communications, Inc. issued, during the first quarter of 2004 an aggregate of 1,600,000 shares of common stock to Alliance Advisors and Roccus Capital Partners, L.L.C. in satisfaction of the liability.

NOTE 7 - CONVERTIBLE DEBENTURE

The debenture balance of $10,000 is the remaining balance of a private placement of debentures having an aggregate subscription level of $380,000 of which $370,000 was converted into common stock at $0.40 per share immediately prior to the closing of the merger of the Company with Arc. Each debenture has a face value of $10,000 and has a term of two years, expiring at various dates beginning November 1, 2004. All or any portion of the outstanding principal sum and accrued interest of each debenture is convertible at the option of the subscriber into common shares of the Company at a price of $0.50 per share if converted on or before the due date. The debentures are due and payable on the due date, if not converted prior to the due date. As security for the payment of the principal and interest, the Company has granted a general security interest on all of its present and after-acquired personal property and a floating charge over all of its present and after-acquired real property. Each debenture carries interest at the rate of 12% per annum, payable quarterly.

For each $1.00 invested, each debenture holder was also granted two share purchase warrants, entitling the holder to purchase one share of common stock at a price of $0.75. The warrants have a two-year term. The total fair value of the warrants issued during the year was determined to be $54,000 and was recorded as a non-cash financing cost in the statement of operations.

NOTE 8 - SEGMENTED DISCLOSURES

The Company manages it operations in one business segment, the provision of wireless high-speed Internet network solutions to hotels, conference centers and commercial buildings. The Company attributes revenue among geographical areas based on the location of the customers involved. The following table presents a summary of total revenues by geographical region:


                      THREE MONTHS ENDED               NINE MONTHS ENDED
                        SEPTEMBER 30,                    SEPTEMBER 30,
                    -----------------------       --------------------------
                      2004           2003            2004            2003
                    --------       --------       ----------      ----------
United States       $600,368       $481,053       $1,400,831      $1,336,712
Canada                23,818         23,016           75,255          96,066
                    --------       --------       ----------      ----------
                    $624,186       $504,069       $1,476,086      $1,432,778
                    ========       ========       ==========      ==========


The following table presents a summary of property and equipment by geographical region:

                               SEPTEMBER 30,
                        -------------------------
                          2004             2003
                        --------         --------
United States           $151,292         $200,316
Canada                    69,731           90,705
                        --------         --------
                        $221,023         $291,021
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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our system sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation. Our service, maintenance and usage revenue, which primarily consists of monthly maintenance fees related to the upkeep of the network, is recognized on a monthly basis as services are provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. We capitalize and subsequently depreciate our property and equipment over the estimated useful life of the asset. In assessing the recoverability of our long-lived assets, we must make certain assumptions regarding the useful life and contribution to the estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We have incurred substantial operating losses since our inception. As a result of such operating losses, we have recorded a substantial net operating loss for tax purposes. In light of our historical operating results, we have not recorded a deferred tax asset due to the uncertainty surrounding future income.

FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report (including our statements regarding future revenue) that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our history of unprofitable operations, both with respect to our core business and the business previously performed by Arc Communications, (ii) the significant operating losses that we have incurred to date, (iii) our lack of liquidity and need for additional capital which we may not be able to obtain on favorable terms or at all, (iv) the "going concern" qualification that accompanies our financial statements, which, among other things, may make it more difficult for us to raise the additional capital that we require in order to remain in business, (v) the fact that we have been required to operate with a working capital deficit, which limits our operating flexibility and opportunities (vi) the substantially greater resources available to many of our competitors, (vii) our expectation that we will continue to operate at a loss for the foreseeable future, (viii) our lack of capital, which substantially restricts our flexibility and opportunity to increase our revenues, (ix) the importance to us that our offerings remain technologically advanced if we are to attract new customers and maintain existing customers. (x) our dependence on certain key employees and key suppliers, (xi) risks associated with potential intellectual property claims and
(xii) the impact on our business and industry of general economic conditions and regulatory developments. Such risks and others are more fully described in the "Risk Factors" set forth in our filings with the Securities and Exchange Commission. Our actual results could differ materially from the results expressed in, or implied by, such forward- looking statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 Compared to Three months ended September 30, 2003

System sales and installation revenue. System sales and installation revenue increased to $422,000 for the quarter ended September 30, 2004 from $373,000 for the quarter ended September 30, 2003. During the quarter ended September 30, 2004, we obtained 9 new customers as compared to 12 in the same period last year; revenue increased due to the size of the customers added. During the quarter ended September 30, 2004, the average revenue per customer was approximately $47,000 as compared to $31,000 during the same period last year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period. We expect the system sales and installation revenue to increase during the remainder of 2004 as we continue to expand our customer base.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $202,000 for the quarter ended September 30, 2004 from $131,000 for the quarter ended September 30, 2003. The increase was due an increase in the number of customers we service on a recurring basis to 76, or 19,608 rooms as of September 30, 2004 as compared to 41 or 10,445 rooms as of September 30, 2003. We anticipate that service, maintenance and usage revenue will increase during the remainder of 2004 as we continue to increase our customer base.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $327,000 for the quarter ended September 30, 2004 from $284,000 for the quarter ended September 30, 2003. The increase was primarily attributable to the corresponding increase in revenue. We anticipate that cost of system sales and installation revenue will increase during the remainder of 2004 as we continue to expand our customer base.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $70,000 for the quarter ended September 30, 2004 from $46,000 for the quarter ended September 30, 2003. Such increase is directly attributable to the increased corresponding revenue. We anticipate that cost of service, maintenance and usage revenue will increase during the remainder of 2004 as we continue to increase service, maintenance and usage revenues.

Sales and marketing. Sales and marketing expense increased by $104,000 to $214,000 during the quarter ended September 30, 2004 from $110,000 for the quarter ended September 30, 2003. Such increase is attributable to increased personnel and personnel related costs of $63,000, as well as more aggressive sales initiatives such as travel related costs of $27,000 and advertising costs of $13,000. During the remainder of 2004, we anticipate sales and marketing expense to increase as we continue with our more aggressive sales and marketing initiatives.

General and administrative. General and administrative expense increased by $509,000 to $659,000 for the quarter ended September 30, 2004 from $150,000 for the quarter ended September 30, 2003. The increase is attributable to increased personnel and personnel related costs of $97,000, non-cash employee compensation of $203,000, office related expenses such as rent, telephone and supplies of $78,000, and travel and professional fees of $131,000. During the remainder of 2004 we anticipate general and administrative costs to increase since the Company became a publicly traded entity pursuant to its merger with Arc, which will further increase personnel costs as well as professional fees.

Depreciation of property and equipment. Depreciation of property and equipment remained constant at $27,000 for the quarters ended September 30, 2004 and 2003. We anticipate amortization of property and equipment will decrease as a percentage of total revenue as we do not expect major capital expenditures during the remainder of 2004.

Interest expense. Interest expense decreased by $19,000 to $9,000 for the quarter ended September 30, 2004 from $28,000 for the quarter ended September 30, 2003. The decrease is attributable to the retirement of our convertible debt. We expect that interest expense may increase if we are able to borrow funds to meet our needs for working capital.

Foreign exchange. Foreign exchange income/expense decreased $31,000 to $30,000 of expense for the quarter ended September 30, 2004 from income of $1,000 for the quarter ended September 30, 2003. The increased expense primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2004. (See - "Foreign Currency Exchange Rate Risk")

Non-cash financing costs. Non-cash financing costs decreased to zero for the quarter ended September 30, 2004 as compared to $30,000 for the quarter ended September 30, 2003. The decrease relates to the completion of financing during the third quarter 2003. We may incur non-cash financing costs during the remainder of 2004 if the Company enters into a transaction that may cause such costs to arise.


Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

System sales and installation revenue. System sales and installation revenue decreased to $950,000 during the nine months ended September 30, 2004 from $1,085,000 for the nine months ended September 30, 2003. While during the nine months ended June 30, 2004, we obtained 26 new customers as compared to 24 in the same period last year, revenue decreased due to the size of the customers added. During the nine months ended September 30, 2004, the average revenue per customer was approximately $37,000 as compared to $45,000 during the same period last year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $526,000 for the nine months ended September 30, 2004 from $347,000 for the nine months ended September 30, 2003. The increase was due to an increase in the number of customers we service on a recurring basis to 76 or 19,608 rooms as of September 30, 2004, an increase of 9,163 rooms during the nine months ended September 30, 2004 as compared to 41 or 10,445 rooms as of September 30, 2003.

Cost of system sales and installation revenue. Cost of system sales and installation revenue decreased to $751,000 for the nine months ended September 30, 2004 from $796,000 for the nine months ended September 30, 2003. The decrease was directly attributable to the decreased corresponding revenue during the same period. Such costs increased during the nine months ended September 30, 2004 as a larger percentage of revenue as compared to the same period last year due to the reduced size of each project during the current period.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $254,000 for the nine months ended September 30, 2004 from $132,000 for the nine months ended June 30, 2003. . Such increase is directly attributable to the increased corresponding revenue.

Sales and marketing. Sales and marketing expense increased by $403,000 to $727,000 during the nine months ended September 30, 2004 from $324,000 for the nine months ended September 30, 2003. Such increase is attributable to increased personnel and personnel related costs of $292,000, which includes non-cash share based compensation of $120,000 paid to certain employees, increased advertising costs of $36,000, as well as more aggressive sales initiatives such as travel related costs of $75,000.

General and administrative. General and administrative expense increased by $710,000 to $1,121,000 for the nine months ended September 30, 2004 from $411,000 for the nine months ended September 30, 2003. The increase is attributable to increased personnel and personnel related costs of $390,000, which includes non-cash share based compensation of $223,000 paid to certain employees, office related expenses such as rent, telephone and supplies of $118,000, and travel and professional fees of $210,000.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $68,000 for the nine months ended September 30, 2004 as compared to $82,000 for the nine months ended September 30, 2003. The decrease is primarily related to assets that were fully depreciated during 2003 and smaller capital expenditures during 2003 and the nine months ended September 30, 2004.

Interest expense. Interest expense decreased 52% or $40,000 to $37,000 for the nine months ended September 30, 2004 as compared to $77,000 for the nine months ended September 30, 2003. The decrease is primarily due to an increase in our convertible debt and loans payable during 2003. As of June 30, 2004, we had renegotiated all, except for $10,000, of our then outstanding convertible notes and loans into equity as part of our merger with Arc Communications, Inc. effective June 28, 2004.

Reorganization costs. In connection with the merger with Arc, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of Arc's common stock on the date of the merger agreement and the net assets of Arc.

Foreign exchange. Foreign exchange expense decreased $38,000 to $22,000 for the nine months ended September 30, 2004 as compared to $60,000 for the nine months ended September 30, 2003. The decreased expense primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2004. (See - "Foreign Currency Exchange Rate Risk")

Non-cash financing costs. Non-cash financing costs increased $431,000 to $479,000 for the nine months ended September 30, 2004 as compared to $48,000 for the nine months ended September 30, 2003. The increase is primarily due to expenses recorded with respect to the issuance of warrants in connection with certain equity and debt financings during the period.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and shareholder loans, which resulted in aggregate net proceeds of approximately $6.4 million through September 30, 2004. On June 28, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, pay accrued expenses and for other working capital purposes.

We have incurred significant operating losses since our inception and as of September 30, 2004 have an accumulated deficit of $13.9 million. During the nine months ended September 30, 2004, we incurred a net loss of $8,347,000 and used $1,016,000 of cash to fund operating activities. As of September 30, 2004 we had $171,000 in cash and cash equivalents ($52,000 at November 18, 2004). Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. As a result, the Company completed the merger with Arc on June 28, 2004. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. The Company believes these measures will provide liquidity for it to continue as a going concern throughout fiscal 2004, however, management can provide no assurance with respect to their success in affecting one or more of these measures, or whether, if affected, such measures will provide sufficient financing to sustain operations. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes.

Net cash used in operating activities was $1,016,000 for the nine month ended September 30, 2004. The principal use of cash was to fund our losses from operations. During the period, cash used for operating activities included an increase in inventory and work in progress of $85,000 and a decrease in due to related parties of $182,000. The decrease in due to related parties is a result of payment from proceeds of the private placement, which was completed during the second quarter of 2004.

Net cash provided by investing activities was $692,000 for the nine months ended September 30, 2004. The cash provided by investing activities was principally derived from the net proceeds from the merger with Arc in the amount of $711,000, which was offset in part by the purchase of property and equipment in the amount of $19,000. During the fourth quarter of 2004, we expect to use approximately $10,000 of cash in investing activities through capital expenditures to expand our technical support capabilities through the purchase of certain computer equipment.

Net cash provided by financing activities was $488,000 for the nine months ended September 30, 2004. The cash provided by financing activities primarily resulted from the issuance of common shares, which was partially offset by the extinguishment of certain liabilities. During the remainder of 2004, we expect to provide cash in financing activities through the sale of additional debt and equity securities, as described below.

As of September 30, 2004, our principal commitments consisted of obligations outstanding under capital and operating leases and convertible debt, which total $480,000. As of September 30, 2004, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $0 and $239,000, respectively, of which $19,000 is payable on non-cancelable operating leases in the remainder of 2004.

We have evaluated our alternatives to enable us to pay our liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance our business plan. Alternatives being considered by us include, among others, completing a merger/public financing, obtaining financing from new lenders and the issuance of additional equity. We believe these measures will provide liquidity for us to continue as a going concern throughout fiscal 2004, however, we can provide no assurance with regard thereto. Our failure to raise financing or reduce operating losses may result in our need to reduce operations substantially.

We are seeking to address certain of our liquidity concerns. We expect to borrow up to $500,000 from certain private lenders in exchange for 10% promissory notes maturing six months from the date of issuance and warrants to purchase shares of our common stock.

Furthermore, on November 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an accredited investor, in connection with a 24-month, $5.0 million equity line of credit facility. The agreement contemplates the potential future issuance and sale of up to $5.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations (including the requirement that the underlying shares of common stock issuable to the investor under the facility shall have been registered on an appropriate registration form under the Securities Act of 1933). We may request advances under the equity line of credit once the underlying shares are registered with the Securities and Exchange
Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $5,000,000 or two years after the effective date of the registration statement, whichever occurs first. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC.

Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners during the effectiveness of the related registration statement, shares of common stock for a total purchase price of up to $5.0 million. Each such periodic sale of shares is known as an advance or drawdown. We may request an advance every six trading days. The maximum amount of each advance is $250,000. Each advance will close 6 trading days after we give written notice of such advance, at which time we will deliver the appropriate number of shares of our common stock to Cornell Capital Partners, L.P. against payment of the advance amount. For each share of common stock purchased under the equity line of credit and subject to certain qualifications relating to the manner in which bid prices are to be calculated for specific trading days, Cornell Capital Partners will pay 98% of the lowest closing bid price on the OTC Bulletin Board, or such other principal market on which our common stock may then be traded, for the 5 days immediately following the notice date. Further, Cornell Capital Partners will retain 5% of each advance as a commitment fee.

The amount of capital available under the equity line of credit will not be dependent on the price or volume of our common stock. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Because Cornell Capital Partners can repeatedly acquire and sell shares, this limitation does not limit the potential dilutive effect or the total number of shares that Cornell Capital Partners may receive under the equity line of credit.

We have issued to Cornell Capital Partners 1,100,000 shares of common stock as a commitment fee under the equity line of credit. In addition, we have also issued, as a placement fee, 66,667 shares of our common stock to Newbridge Securities Corporation.

The net proceeds realized or to be realized by us from these transactions have and are to be used principally for debt repayment and other working capital purposes.

The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.



                                                        LESS
                                                        THAN       1-3        4-5       AFTER
SEPTEMBER 30, (IN THOUSANDS)                TOTAL      1 YEAR      YEARS     YEARS      5 YEARS
                                            ------     ------     ------     ------     -------
Contractual Obligations:
    Capital lease obligations               $  231     $  231     $   --     $   --     $    --
      Convertible debentures                    10         --         10                     --
      Operating lease obligations              239         76        163         --          --
                                            ------     ------     ------     ------     -------

     Total contractual cash obligations     $  480     $  307     $  173     $   --     $    --
                                            ======     ======     ======     ======     =======


FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relating to our Vancouver, British Columbia, Canada office, are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the quarter ended September 30, 2004, as a result of appreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency expense of approximately $30,000. In the event the Canadian dollar continues to appreciate in 2004 we will experience additional foreign currency expense. Holding all other variables constant and on a hypothetical basis, a further 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2004 would result in approximately $9,000 in foreign currency losses for the year. Conversely, a 10% increase over 2004 would result in approximately $54,000 in foreign currency losses for the year.

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

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We have adopted the provisions of SFAS No. 150 , which did not have a material impact on our results of operations and financial position.

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

ITEM 6. EXHIBITS



(a)   Exhibits.

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 19, 2004

ROOMLINX, INC.

By: /s/ Aaron Dobrinsky
  ---------------------
  Aaron Dobrinsky
  Chief Executive Officer