Form 10KSB
period 2004-12-31
ROOMLINX INC
filed 2005-05-12
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-26213

                                 ROOMLINX, INC.

                 (Name of Small Business Issuer in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year:  $2,008,921.

Sate the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $3,635,310 as of April 29, 2005.

As of April 29, 2005, 104,366,799 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [_] No [X]

INDEX


PART I

Item 1.      Description of Business.......................................... 3

Item 2.      Description of Properties........................................ 8

Item 3.      Legal Proceedings................................................ 8

Item 4.      Submission of Matters to a Vote of Security Holders.............. 8


PART II

Item 5.      Market for Common Equity and Related Stockholder Matters......... 9

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Plan of Operations...........................................10

Item 7.      Financial Statements.............................................18

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................18

Item 8A.     Controls and Procedures..........................................18

Item 8B.     Other Information................................................19


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................20

Item 10.     Executive Compensation...........................................21

Item 11.     Security Ownership of Certain Beneficial Owners Management.......25

Item 12.     Certain Relationships and Related Transactions...................27

Item 13.     Exhibits.........................................................27

Item 14.     Principal Accountant Fees and Services...........................29

Signatures....................................................................30

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY

        Under the terms of an Agreement and Plan of Merger by and among RoomLinX, Inc., a Nevada corporation which we refer to in this Annual Report as "Old RoomLinX", Arc Communications, Inc., a New Jersey corporation which we refer to in this Annual Report as "Arc", and RL Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of Arc Communications, dated as of February 25, 2004, we completed a reorganization on June 28, 2004 pursuant to which:

      o Old RoomLinX merged with and into RL Acquisition; as part of that transaction, the former shareholders of Old RoomLinX received, in a private placement, 68,378,346 shares of Arc common stock and former holders of options and warrants to purchase shares of Old RoomLinX common stock received options and warrants to purchase an additional 11,465,000 shares of Arc common stock;

      o Arc merged with and into RL Acquisition; as a result of that transaction, each outstanding share of Arc common stock, including the shares issued to the former shareholders of Old RoomLinX, became one share of common stock of RL Acquisition and each outstanding option and warrant to purchase a share of Arc common stock, including the options and warrants held by the former option holders and warrant holders of Old RoomLinX, became an option or warrant to purchase one share of common stock of RL Acquisition on the same terms and conditions as the former options and warrants granted by Old RoomLinX and Arc; and

      o RL Acquisition changed its name to RoomLinX, Inc.; when we seek to distinguish between RL Acquisition and Old RoomLinX, we refer to RL Acquisition as "New RoomLinX".

We refer to these transactions as the "2004 Reorganization". After the 2004 Reorganization was completed, Arc wound down its existing business and the business of New RoomLinX became the business previously operated by Old RoomLinX. In this Annual Report, except where otherwise noted, when we refer to the terms "we", "our", "us" and comparable terms, we are referring to the combined companies for all periods on and after June 28, 2004 and we are referring to Old RoomLinX for all periods prior to that date.

         The 2004 Reorganization has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by Old RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. All financial data in this Annual Report for periods prior to the 2004 Reorganization represent financial data of Old RoomLinX. All financial data for periods subsequent to the 2004 Reorganization represent financial data of the combined companies.

GENERAL

         Prior to the merger with Old RoomLinX, Inc., Arc focused primarily in the area of interactive multimedia programs. Arc formed strategic alliances with advertising agencies that had major pharmaceutical companies as their clients. By forming these alliances, Arc's clients were able to use its expertise in a variety of interactive multimedia areas. Further, such strategic alliances enabled Arc's clients to use leading edge technologies without having to incur substantial development costs. Arc earned revenues from the interactive programs from billing for the creative development. Arc's expenses were principally payroll related and purchase costs were insignificant.

         The market for Arc's services was highly competitive and characterized by pressures to incorporate new technologies, accelerate completion schedules and reduce prices. Arc faced competition from a number of sources, including potential customers that perform interactive marketing and communications services and website development services in-house. These sources also included other website service boutique firms, communications, telephone and telecommunications companies, computer hardware and software companies such as Microsoft Corporation and Adobe Systems Incorporated, established online service companies, advertising agencies, internet-services and access providers as well as specialized and integrated marketing communication firms. Many of Arc's competitors had longer operating histories, more substantial customer relationships and significantly greater financial, managerial, technological, sales, marketing and other resources than Arc. Subsequent to December 31, 2002, Arc reduced its staff to keep its overhead in line with decreasing revenues. At December 31, 2003, Arc had three full-time employees. During the latter portion of 2003, the three customers that accounted for substantially all of Arc's revenue chose not to renew their relationships with Arc. Effective March 31, 2004 in contemplation of the 2004 Reorganization, Arc ceased operations in the interactive multimedia program business.

         As of, June 28, 2004, our business has focused entirely on the business of Old RoomLinX, namely, providing wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. As of December 31, 2004, we had installed our networking solution in approximately 76 hotels and 19,608 rooms.

         Our solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection that is up to 300 times faster than a standard dial-up modem. Users on this network have access to home and corporate email accounts and Virtual Private Networks, also known as VPNs. These users have flexible billing options, choosing from any one of free service, flat rate, time based usage or unlimited. In addition these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

RECENT DEVELOPMENTS

            On March 3, 2005, we closed a privately placed bridge financing of convertible debentures and warrants. We received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that we close a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. We will reflect a $572,000 debt discount relating to the fair value of the warrants issued. The discount will be amortized over the term of the debentures. Net proceeds of the financing are to be used for working capital, capital expenditures and potential acquisitions.

               We agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. We subsequently named the placement agent as our financial advisor.

            During March 2005, we retained Cubitt Jacobs & Prosek Communications
(CJP) as investor relations counsel. CJP will provide infrastructure and programming for all of our investor communications in the United States.

           On April 1, 2005, we entered into a non-binding letter of intent to purchase all the outstanding stock of Suitespeed, Inc. in exchange for 21,450,000 shares of common stock. Suitespeed, a provider of high-speed wireless Internet access solutions, delivers WiFi services to hotels. Consummation of the transaction is subject to completion of due diligence, execution of a definitive agreement and closing conditions to be provided for in the definitive agreement.

OUR SERVICES

         We offer the following services to our customers:

      o     site-specific determination of needs and requirements;

      o     design and installation of the wireless or wired network;

      o     full maintenance and support of the network;

      o technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;

      o     hotel staff and management training, and

      o marketing assistance and continuous network monitoring to ensure high quality of service.

         The main service we currently offer is the installation and servicing of wired and wireless networks in the hotel industry. Wired systems typically consist of legacy networks and arrangements resulting from assumed contracts. Over time, our goal will be to migrate our deployed base solely to wireless networks.

         Our strategy is to focus our resources on delivering, a wide range of communications and information services to the hotel industry. In addition, we plan to enter, either organically, or through partnerships with current providers, the sale of our services to other hospitality, recreational and both public and private facilities.

         The network's that we install can supply the hotel with all of the requirements to supply the hotel's back office, guest rooms, restaurants, lobbies, convention center and meeting rooms over the internal local area network (LAN). For convention centers requiring a high-speed connection for their booths and meeting areas, our wireless local area network (WLAN) product enables portable and mobile computer users to seamlessly access the Internet from anywhere within the convention center. Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.

         When we commence service to a new hotel property, we install hardware in the hotel and integrate that hardware into the hotel's billing server. We give the client hotel property two options in acquiring our high-speed Internet services: the hotel can buy the system and pay us a monthly service fee to maintain technical support (usually on a per room per month basis), or the hotel can lease-to-own the system with a third party and pay us a monthly service fee. We also obtain fee income by enabling "meeting rooms" for our hotel customers.

         We generally have the first right of refusal to provide all wireless services to the hotel as well as to provide value added services over the installed network. We believe that there are many other products that can be offered to hotels to increase their revenues and profit margins. We expect that the majority of these services will be offered in conjunction with third parties that have expertise with the particular service.

         We believe that the potential market for our services is largely underserved, providing us with opportunities for additional growth. Subject to capital constraints, we intend to leverage the "RoomLinX" brand and distribution to offer a wider portfolio of products and services.

         We seek to deepen penetration within our installed customer base and expand the breadth of our overall customer base by distinguishing our current and future offerings with value-added solutions through increased marketing activities.

OUR STRATEGY

         Our short term strategies include the following:

      o We are seeking to grow the number of rooms in our installed base. We believe that we will be able to achieve certain economies of scale if we are able to increase our volume. Such growth may occur through internal growth or through acquisitions, although with our limited capital external growth necessarily is constrained.

      o We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management.

      o We are seeking to attain preferred vendor status with premier hotel chains. Our hotel customers include many of the country's most highly regarded hotel chains. If we are successful in attaining preferred vendor status, we will be able to expand our services to cover the applicable chain's site map.

      o We are seeking to leverage our core competency by expanding the markets we serve beyond hotels to convention centers (such as the Miami Convention Center, which we now serve), time share and extended stay units and family lodgings at college and university campuses.

         Our longer term strategies include the following:

      o     We hope to expand the IP-based services that we offer to include:

            o "Print-Me" services, which allows a hotel guest who is online in his or her room to print documents at the concierge's desk;

            o wireless surveillance cameras, to improve security in hotel common areas;

            o     voice over the Internet (VoIP) availability;

            o     wireless video on demand (VOD) availability; and

            o managed technical services, to provide special technical services to users.

      o We hope to offer content, or portal services, to our customers, thereby enabling us to generate "per click" revenues.

      o We have begun to consider expansion into the Caribbean and Eastern European hotel industry, as well as other infrastructure and value added services.

         Ultimately, we hope to position ourselves as our customers' central communications provider. From our installed hardware, we hope to provide telephony, broadband, security, managed technology, printing, video and business center services for our customers. However, we cannot assure our investors that we will be successful in attaining these goals or that we will not pursue other strategies when opportunities arise. Among other things, capital constraints and competition, among other factors, may preclude us from attaining our goals.

SALES AND MARKETING

         SALES

         As of December 31, 2004, our direct sales force consisted of 5 persons. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the market place. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts. We currently employ 4 in-house technical sales and marketing personnel who support the representatives in the field and whose goal is to effectively close the contracts.

         There  are  three  succinct   areas  of  outsource   marketing  in  the
hospitality sector that we concentrate our sales efforts on:

      o Independent Communication Sales Representatives, and Representative Organizations - This group sells local and long-distance communication products into the hotel industry. For the most part, they have long-term contract commitments with the hotels to provide these services. Because they sell multiple lines of communication services to hotels, they have direct contact with the Information Systems director. These services save money for the hotels as well as providing them with additional income to the hotel, and as such they have good access to the decision-maker in this market.

      o Wholesale Equipment Suppliers, Equipment Installers in the Hospitality Market - This group sells and installs central phone systems - also know as PBX systems - voice mail systems, property management systems and software related services directly into the hotel market. Since these services are directly related to both the income and marketing sides of the hospitality area, we believe that their access to this clientele is very good.

      o     The Hotel Interconnect  Individual or Companies - This group handles
            the   installation   and  the   maintenance   for  the   Independent
            Communications Sales Representative and Interconnect companies.

         Typically, at least one and often all three of the above groups interact with the hotel industry on a daily basis. This provides us with a valuable source of sales and marketing personnel with direct contact into the industry.

         MARKETING

         We typically deploy a marketing mix consisting of direct mail, Internet direct response, print ads in periodicals aimed at hospitality industry, and tradeshow sponsorship and support . OPERATIONS

         We have built a foundation on which to achieve growth with minimal fixed expenditures. We have achieved this by building the infrastructure and quality controls to outsource the following functions: system integration, bandwidth provisioning, system deployment, and technical support and service. We act as a service provider that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer's area. After installation we seek to manage the network under a long-term contract.

COMPETITION

                  The  market  for  our   services  is   becoming   increasingly
competitive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

      o Other wireless high speed internet access providers, such as STSN, Guest-Tek, Wayport, Core Communications and StayOnLine;

      o Other viable network carriers, such as SBC, Comcast, Sprint and COX Communications; and

      o     Other   internal   information   technology   departments  of  large
            companies.

Many of our  existing  and  potential  competitors  have  substantially  greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. In addition, we have established strategic relationships with many of our potential competitors. In the event such companies decide to compete directly with us, such relationships would likely be terminated, which could have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

RESEARCH AND DEVELOPMENT

         We seek to continually enhance the features and performance of our existing products and services. In addition, we are continuing to evaluate new products to meet our customers' expectations of ongoing innovation and enhancements.

         Our ability to meet our customers' expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and offering products on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

EMPLOYEES

         As of December 31, 2004 we had a total of 18 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

         Our business is subject to numerous risks and uncertainties. Investors should consider those risks and uncertainties, described in Exhibit 99.1 of this Annual Report, whenever evaluating our company or an investment in our capital stock.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property. Our principal offices are located at 401 Hackensack Avenue in Hackensack, New Jersey, consisting of approximately 2,424 square feet that we lease until March 2008. Additionally, we rent offices located in Vancouver, British Columbia, Canada consisting of approximately 1,919 square feet that we lease until May 2007. The Company plans to consolidate the Vancouver office with our Hackensack, New Jersey office during the first half of 2005. Our current lease in Vancouver is below market and we believe that we may be able to enter into a sublease arrangement with a third party for the remainder of the lease term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the 2004 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock trades on the OTC-Bulletin Board under the symbol "RMLX". Our Class A Preferred Stock trades on the OTC-Bulletin Board under the symbol "RMLXP". For the periods indicated, the following table sets forth the high and low bid quotations for our Common Stock and Class A Preferred Stock as reported by the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       SYMBOL     TIME PERIOD                     LOW       HIGH
       ------     -----------                     ---       ----

       RMLX

                  January 1 - March 31, 2003       .06       .30
                  April 1 - June 30, 2003          .07       .15
                  July 1 - September 30, 2003      .08       .20
                  October 1 - December 31, 2003    .12       .40
                  January 1 - March 31, 2004       .20       .59
                  April 1 - June 30, 2004          .16       .32
                  July 1 - September 30, 2004      .14       .25
                  October 1 - December 31, 2004    .10       .21
                  January 1 - March 31, 2005       .04       .20
                  April 1 - April 29, 2005         .04       .06

       RMLXP

                  January 1 - March 31, 2003       .05       .05
                  April 1 - June 30, 2003          .04       .04
                  July 1 - September 30, 2003      .04       .20
                  October 1 - December 31, 2003    .06       .15
                  January 1 - March 31, 2004       .10       .15
                  April 1 - June 30, 2004          .12       .15
                  July 1 - September 30, 2004      .15       .15
                  October 1 - December 31, 2004    .05       .15
                  January 1 - March 31, 2005       .06       .08
                  April 1 - April 29, 2005         .06       .06

The closing bid for our Common Stock on the OTB-Bulletin Board on April 29, 2005 was $0.04. As of December 31, 2004, 103,991,799 shares of Common Stock issued and outstanding which were held of record by 264 persons. As of December 31, 2004, 720,000 shares of preferred stock issued and outstanding which were held of record by 2 persons. We believe that there are approximately 700 beneficial owners of our Common Stock

The Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2004 accrued but unpaid preferred stock dividends aggregated $82,000. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the Common Stock.

                     RECENT SALE OF UNREGISTERED SECURITIES

Reference is made to Item 2 of Part II of the Quarterly Report on Form 10-QSB of ARC Communications, Inc. for the quarter ended March 31, 2004 for information regarding securities issued by Arc during March and April 2004.

Reference is made to Item 2 of Part II of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 for information regarding securities issued by the Company during June 2004.

Reference is made to Item 3.02 of the Company's Current Report on Form 8-K dated November 24, 2004 for information regarding securities issued by the Company in a private placement during the fourth quarter of 2004.

In addition, during November 2004, the Company issued $250,000 aggregate principal amount of notes and warrants to purchase a total of 1,250,000 shares of the Company's Common Stock to a limited group of accredited investors (the "Investors"). These securities were issued in a private placement of securities exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. Each of the Investors represented to the Company that:

      o     such Investor is an "accredited investor";

      o the shares were purchased by such Investor for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

      o it understands that the shares of common stock issued to the Investor have not been registered under the Act or any state securities laws; and

      o it acknowledges that it may not transfer such Investor's securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

The Company arranged for the certificates representing such securities to be legended and subject to stop transfer restrictions. The Company did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We effected the 2004 Reorganization in June 2004. The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by Old RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our system sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation. Our service, maintenance and usage revenue, which primarily consists of monthly maintenance fees related to the upkeep of the network, is recognized on a monthly basis as services are provided. We estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Work in progress represents the cost of hardware and software which has been installed but not accepted by the customer. We capitalize and subsequently depreciate our property and equipment over the estimated useful life of the asset. In assessing the recoverability of our long-lived assets, we must make certain assumptions regarding the useful life and contribution to the estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. We have incurred substantial operating losses since our inception. As a result of such operating losses, we have recorded a substantial net operating loss for tax purposes. In light of our historical operating results, we have not recorded a deferred tax asset due to the uncertainty surrounding future income.

FORWARD-LOOKING STATEMENTS

The statements contained in this annual report (including our statements regarding future revenue) that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our history of unprofitable operations, both with respect to our core business and the business previously performed by Arc Communications, (ii) the significant operating losses that we have incurred to date, (iii) our lack of liquidity and need for additional capital which we may not be able to obtain on favorable terms or at all, (iv) the "going concern" qualification that accompanies our financial statements, which, among other things, may make it more difficult for us to raise the additional capital that we require in order to remain in business, (v) the fact that we have been required to operate with a working capital deficit, which limits our operating flexibility and opportunities (vi) the substantially greater resources available to many of our competitors, (vii) our expectation that we will continue to operate at a loss for the foreseeable future, (viii) our lack of capital, which substantially restricts our flexibility and opportunity to increase our revenues, (ix) the importance to us that our offerings remain technologically advanced if we are to attract new customers and maintain existing customers, (x) our dependence on certain key employees and key suppliers, (xi) risks associated with potential intellectual property claims and
(xii) the impact on our business and industry of general economic conditions and regulatory developments. Such risks and others are more fully described in the "Risk Factors" set forth in Exhibit 99.1 to this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward- looking statements.

The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

RESULTS OF OPERATIONS

                                                                                              Seven months
                                                    Year ended           Year ended               ended
                                                   December 31,         December 31,          December 31,
                                                       2004                 2003                  2002
                                                 ------------------   ------------------    ------------------
Revenue
              System sales and installation                  62.4%                75.9%                 62.5%
              Service, maintenance and usage                 37.6%                24.1%                 37.5%
                                                 ------------------   ------------------    ------------------

Total Revenue                                               100.0%               100.0%                100.0%

Costs and expenses
              System sales and installation                  53.2%                61.4%                 58.4%
              Service, maintenance and usage                 20.7%                10.3%                 18.5%
              Sales and marketing                            50.6%                22.5%                 40.3%
              General and administrative                     74.3%                28.7%                 31.8%
              Depreciation                                    4.4%                 5.5%                 15.9%
                                                 ------------------   ------------------    ------------------
Total costs and expenses                                    129.3%                56.7%                 88.0%
                                                 ------------------   ------------------    ------------------

Loss before other costs and expense                        -103.2%               -28.4%                -64.8%

Other costs and expenses
              Interest expense                               -2.7%                -1.3%                 -1.4%
              Reorganization cost                          -499.1%
              Loss on foreign exchange                       -1.1%                -4.1%                  1.2%
              Financing costs                                 0.0%                -7.6%                -13.2%
                                                 ------------------   ------------------    ------------------
Total other costs and expenses                             -502.9%               -13.0%                -13.5%
                                                 ------------------   ------------------    ------------------

Net loss                                                   -606.1%               -41.5%                -78.3%
                                                 ==================   ==================    ==================

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

System sales and installation revenue. System sales and installation revenue decreased to $1,253,000 during the year ended December 31, 2004 from $1,524,000 during the year ended December 31, 2003. While during the year ended December 31, 2004, we obtained 29 new customers, just as we did last year, revenue decreased due to the reduced average size of the customers added. During the year ended December 31, 2004, the average revenue per customer was approximately $43,000 as compared to $52,000 during the prior year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $756,000 for the year ended December 31, 2004 from $483,000 for the year ended December 31, 2003. The increase was due to an increase in the number of customers we service on a recurring basis to 77 or 19,266 rooms as of December 31, 2004, an increase of 9,002 rooms during the year ended December 31, 2004 as compared to 48 or 10,264 rooms as of December 31, 2003. We anticipate that service, maintenance and usage revenue will increase during 2005 as we continue to increase our customer base.

Cost of system sales and installation revenue. Cost of system sales and installation revenue decreased to $1,069,000 for the year ended December 31,

2004 from $1,233,000 for the year ended December 31, 2003. The decrease was directly attributable to the decreased corresponding revenue during the year. Such costs increased during the year ended December 31, 2004 as a percentage of revenue as compared to last year due to the reduced average size of each project during the current year.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $416,000 for the year ended December 31, 2004 from $206,000 for the year ended December 31, 2003. Such increase is directly attributable to the increased corresponding revenue. Such costs increased as a percentage of revenue compared to last year, due to increased usage of our systems.

Sales and marketing. Sales and marketing expense increased by $565,000 to $1,016,000 during the year ended December 31, 2004 from $451,000 for the year ended December 31, 2003. Such increase is attributable to increased personnel and personnel related costs of $360,000, which includes non-cash share based compensation of $129,000 paid to certain employees, increased advertising costs of $38,000, as well as more aggressive sales initiatives such as travel related costs of $120,000. We have implemented certain cost control measures during 2005, including reductions in staff.

General and administrative. General and administrative expense increased by $917,000 to $1,493,000 for the year ended December 31, 2004 from $576,000 for the year ended December 31, 2003. The increase is attributable to increased personnel and personnel related costs of $590,000, which includes non-cash share based compensation of $20,000 paid to certain employees, increased infrastructure costs to support a public entity, office related expenses such as rent, telephone, insurance and supplies of $161,000, and travel and professional fees of $166,000. We have implemented certain cost control measures during 2005, including reductions in staff.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $88,000 for the year ended December 31, 2004 as compared to $110,000 for the year ended December 31, 2003. The decrease is primarily related to assets that were fully depreciated during 2004 and smaller capital expenditures during 2004. We do not expect major capital expenditures during 2005.

Interest expense. Interest expense increased $28,000 to $54,000 for the year ended December 31, 2004 as compared to $26,000 for the year ended December 31, 2003. The increase is primarily due to an increase in our convertible debt and loans payable during the latter part of 2003, which was converted on June 28, 2004 into common stock. The increase is also attributable to the amortization of the beneficial conversion feature related to the short term notes payable to the Company entered into during November 2004 in the amount of $10,000. During 2005, we anticipate interest expense will increase as we have entered into certain debt agreements during the first quarter of 2005.

Reorganization costs. In connection with the merger with Arc, the transaction was accounted for as a recapitalization of Old RoomLinX. Under recapitalization accounting, Old RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, we have recorded a reorganization cost related to the difference between the fair value of Arc's common stock, warrants and options on the date of the merger agreement and the net assets of Arc.

Foreign exchange. Foreign exchange expense decreased $61,000 to $22,000 for the year ended December 31, 2004 as compared to $83,000 for the year ended December 31, 2003. The decreased expense primarily relates to the Company's move of its corporate headquarters to the United States. As a result of such move in July 2004, the Company does not receive payments in Canada and has decreased its operations substantially in Canada. Additionally, the decrease is partially attributable to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during 2005. (See - "Foreign Currency Exchange Rate Risk")

YEAR ENDED DECEMBER 31, 2003 COMPARED TO SEVEN MONTHS ENDED DECEMBER 31, 2002

System sales and installation revenue. System sales and installation revenue increased to $1,524,000 for the year ended December 31, 2003 from $305,000 for the seven months ended December 31, 2002. The increase was primarily due to a full year of operating results during 2003 when the Company increased its customer base by 29 or 153%, while during the seven months ended December 31, 2002 the Company commenced sales in this area.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $483,000 for the year ended December 31, 2003 from $183,000 for the seven months ended December 31, 2002. The increase was primarily due to a full year of operating results as compared to seven months, as well as the growth in the number of customers we service on a recurring basis to 48 as compared to 19, respectively.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $1,233,000 for the year ended December 31, 2003 from $285,000 for the seven months ended December 31, 2002. The increase was directly attributable to the increased corresponding revenue during 2003. However, as a percentage of System sales and installation revenue, such costs decreased by 12% during the year ended December 31, 2003 as compared to the seven months ended December 31, 2002. The decrease as a percentage of revenue is primarily attributable to negotiating more favorable prices with our vendors due to the increased volume.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $206,000 for the year ended December 31, 2003 from $90,000 for the seven months ended December 31, 2002. Such increase is directly attributable to the increased corresponding revenue. However, as a percentage of Service, maintenance and usage revenue, such costs decreased by 6% during the year ended December 31, 2003 as compared to the seven months ended December 31, 2002. The decrease as a percentage of revenue is primarily attributable to negotiating more favorable prices with our vendors due to the increased volume.

Sales and marketing. Sales and marketing expense increased by $254,000 to $451,000 during the year ended December 31, 2003 from $197,000 for the seven months ended December 31, 2002. Such increase is primarily attributable to increased personnel levels and related personnel costs of $134,000, increased advertising costs of $94,000, as well as more aggressive sales initiatives such as travel related costs of $26,000.

General and administrative. General and administrative expense increased by $421,000 to $576,000 for the year ended December 31, 2003 from $155,000 for the seven months ended December 31, 2002. The increase is primarily attributable to increased personnel and personnel related costs of $251,000, office related expenses such as rent, telephone and supplies of $85,000, travel and professional fees of $12,000. The increase is partially attributable to a $73,000 gain on settlement of certain trade payables during the seven month period ended December 31, 2002.

Depreciation of property and equipment. Depreciation of property and equipment increased 42% or $33,000 to $110,000 for the year ended December 31, 2003 as compared to $77,000 for the seven months ended December 31, 2002. The increase is primarily related to the full year results reported during 2003 as compared to the seven months during 2002.

Interest expense. Interest expense increased 273% or $19,000 to $26,000 for the year ended December 31, 2003 as compared to $7,000 for the seven months ended December 31, 2002. The increase is primarily due to an increase in our convertible debt and loans payable during 2003.

Foreign exchange. Foreign exchange expense increased $87,000 to $83,000 for the year ended December 31, 2003 from income of $6,000 for the seven months ended December 31, 2002. The increased expense primarily relates to the exchange rate fluctuations between the U.S. dollar and the Canadian dollar. We currently incur operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources.

Non-cash financing costs. Non-cash financing costs increased 137% or $88,000 to $153,000 for the year ended December 31, 2003 as compared to $65,000 for the seven months ended December 31, 2002. The increase is primarily due to expenses recorded with respect to the issuance of warrants in connection with certain equity and debt financings.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and shareholder loans, which resulted in aggregate net proceeds of approximately $6.7 million through December 31, 2004. On June 28, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, pay accrued expenses and for other working capital purposes.

We have incurred significant operating losses since our inception and as of December 31, 2004 had a working capital deficiency and capital deficiency of $1,116,029 and $911,817, respectively. Accordingly, this raises substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2004, we incurred a net loss of $12,176,000 (including $10,027,000 of non-cash reorganization costs) and used $1,464,000 of cash to fund operating activities. As of December 31, 2004 we had $10,000 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will be cash flow positive. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. Additionally, we have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

On March 3, 2005, the Company closed a bridge financing transaction with 17 accredited investors (collectively, the "Investors"), pursuant to which the Company sold and issued to the Investors $1.1 million aggregate principal amount of convertible debentures (the "Convertible Debentures") and warrants (the "Warrants") to purchase 9,533,333 shares of the Company's Common Stock.

Net cash used in operating activities was $1,464,000 for the year ended December 31, 2004. The principal use of cash was to fund our losses from operations. During the period, cash used for operating activities included an increase in inventory and work in progress of $75,000 and a decrease in due to related parties of $182,000. The decrease in due to related parties is a result of payment from proceeds of a private placement during the first quarter of 2004.

Net cash  provided  by  investing  activities  was  $693,000  for the year ended
December 31, 2004. The cash provided by investing activities was principally derived from the net proceeds from the merger with Arc in the amount of $711,000, which was offset in part by the purchase of property and equipment in the amount of $18,000. During 2005, we expect to use approximately $20,000 of cash in investing activities through capital expenditures to expand our technical support capabilities through the purchase of certain computer equipment.

Net cash provided by financing activities was $774,000 for the year ended December 31, 2004. The cash provided by financing activities primarily resulted from the issuance of common shares in the amount of $593,000 and the issuance of loans payable during the fourth quarter of 2004 in the amount of $256,000, which was partially offset by the extinguishment of certain liabilities. During 2005, we expect to provide cash in financing activities through the sale of additional debt and equity securities.

As of December 31, 2004, our principal commitments consisted of obligations outstanding under capital and operating leases, short term loans payable and convertible debt, which total $694,000. As of December 31, 2004, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $0 and $195,000, respectively, of which $65,000 is payable on non-cancelable operating leases during 2005. The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                    Less
                                                    than      1-3       4-5      After 5
December 31, (in thousands)              Total     1 Year    Years     Years      Years
                                         ------    ------    ------    ------    ------
Contractual Obligations:
   Capital lease obligations             $  243    $  243    $   --    $   --    $   --
   Loan payable                             258       258        --        --        --
   Convertible debentures                    10        10        --        --        --
   Operating lease obligations              195        65       119        11        --
                                         ------    ------    ------    ------    ------
   Total contractual cash obligations    $  706    $  576    $  119    $   11    $   --
                                         ======    ======    ======    ======    ======

As noted above, we are evaluating our alternatives to enable us to pay our liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance our business plan. Alternatives being considered by us include, among others, completing a merger/public financing, obtaining financing from new lenders and the issuance of additional equity. Our failure to raise financing or reduce operating losses may result in our need to reduce operations substantially.

During the fourth quarter of 2004, we borrowed $250,000 from certain private lenders in exchange for 10% promissory notes maturing six months from the date of issuance and issued, warrants to purchase 1,250,000 shares of our common stock at $0.10 per share.

On November 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP, an accredited investor, in connection with a 24-month, $5.0 million equity line of credit facility. The agreement contemplated the potential future issuance and sale of up to $5.0 million of our common stock to Cornell Capital Partners, LP, subject to certain restrictions and other obligations (including the requirement that the underlying shares of common stock issuable to the investor under the facility shall have been registered on an appropriate registration form under the Securities Act of
1933). We were permitted to request advances under the equity line of credit once the underlying shares were registered with the Securities and Exchange Commission. Thereafter, we would have been permitted to continue to request advances until Cornell Capital Partners had advanced $5,000,000 or two years after the effective date of the registration statement, whichever occured first. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. On May 9, 2005, the Company terminated the Standby Equity Distribution Agreement with Cornell Capital. With the exception of the issuances described in the next paragraph, the Company did not sell any securities under this agreement with Cornell Capital.

We have issued to Cornell Capital Partners 1,100,000 shares of common stock as a commitment fee under the equity line of credit. In addition, we have also issued, as a placement fee, 66,667 shares of our common stock to Newbridge Securities Corporation. We are obligated to include these shares in registration statements we may file with the SEC in the future.

Additionally, on March 3, 2005, we closed a privately placed bridge financing of convertible debentures and warrants. We received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that we close a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. We also agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. We subsequently named the placement agent as our financial advisor. Net proceeds of the financing are to be used for working capital, capital expenditures and potential acquisitions. In connection with this transaction, we agreed to register the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. If the registration statement is not timely filed, or declared effective within 90 days after filing with the SEC or, if after the registration statement is first declared effective by the SEC it ceases for any reason to remain continuously effective for more than 20 consecutive calendar days or more than 40 calendar days during any 12 month period, we will be required to pay specified liquidated damages to the investors as set forth in a registration rights agreement.

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relating to our Vancouver, British Columbia, Canada office, are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the year ended December 31, 2004, as a result of appreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency expense of approximately $22,000. In the event the Canadian dollar continues to appreciate in 2005 we will experience additional foreign currency expense. Holding all other variables constant and on a hypothetical basis, a 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2004 would result in approximately $32,000 in foreign currency losses for the year. Conversely, a 10% increase over 2004 would result in approximately $15,000 in foreign currency losses for the year.

We will continue to monitor our exposure to foreign currency fluctuations and although we have never used financial hedging techniques to date, we may use them in the future to minimize the effect of these fluctuations. Nevertheless, we cannot assure you that these fluctuations will not adversely affect our results of operations in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We have adopted the provisions of SFAS No. 150, which did not have a material impact on our results of operations and financial position.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or (3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our financial condition or results of operations.


         In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payment result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. As we qualify as a small business issuer, the provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 123R will have on our financial condition and results of operations.


ITEM 7. FINANCIAL STATEMENTS

         The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                            Page
                                                                            ----

     Report of Independent Registered Public Accounting Firm                 F-2

     Balance Sheet as of December 31, 2004                                   F-3

     Statement of Operations for the years ended December 31, 2004 and 2003  F-4

     Statement of Shareholders' Equity/Capital Deficiency for the years
       ended December 31, 2004 and 2003                                      F-5

     Statement of Cash Flows for the years ended December 31, 2004 and 2003  F-6

     Notes to Financial Statements                                           F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

         As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name                   Age       Position
----                   ---       --------
Peter A. Bordes, Jr.    42       Chairman of the Board of Director
Aaron Dobrinsky         41       Chief Executive Officer and Director
Francis Elenio          39       Chief Financial Officer and Director
Herbert I. Hunt, III    48       Director


Peter A. Bordes, Jr., has served as the Company's chairmen since June 28, 2004. Prior, Mr. Bordes was chief executive officer of Arc Communications, Inc. from July 2003 though April 2004 and a director of Arc from September 2002 through June 28, 2004, the date of the 2004 Reorganization. Mr. Bordes is an owner of Greater Media, Inc., a privately owned media company with radio and publishing properties in Boston, Philadelphia, Detroit and New Jersey. He is also chairman of the board of directors of Empire Media, a diversified media group with a focus on publishing, broadcasting and interactive media.

Aaron Dobrinsky, has served as the Company's chief executive officer and member of the Board of Directors since June 28, 2004. Mr. Dobrinsky joined Arc in April 2004 as its chief executive officer and member of its Board of Directors through June 28, 2004, the date of the 2004 Reorganization. Mr. Dobrinsky founded GoAmerica, Inc., a wireless data provider, in 1996 and served as its Chairman and Chief Executive Officer from its inception in 1996 until January 2003, when he was appointed Executive Chairman of the Board of GoAmerica (a position which Mr. Dobrinsky continues to hold). Prior to forming GoAmerica, from February 1996 to July 1996, Mr. Dobrinsky served as Executive Vice President of Mineral Trading Corp. Prior to that, Mr. Dobrinsky served in an executive capacity at a number of mining industry companies.

Francis Elenio, has served as the Company's chief financial officer and member of the Board of Directors since June 28, 2004. Mr. Elenio joined Arc in April 2004 as its chief financial officer and member of its Board of Directors through June 28, 2004, the date of the 2004 Reorganization. Mr. Elenio was Chief Financial Officer of MRSSI, Inc., a management company for not-for-profit organizations, from September 2003 until April 2004. Prior to that time, Mr. Elenio was Chief Financial Officer of GoAmerica, Inc. from January 1999 to August 2003. Prior to joining GoAmerica, Mr. Elenio served as Corporate Controller of Bogen Communications, Inc., a provider of sound systems and telephone peripherals for commercial, industrial and institutional applications from June 1997 to January 1999. He previously was a Senior Accountant with Ernst & Young LLP and is a Certified Public Accountant in New Jersey.

Herbert I. Hunt, III, has been a director of RoomLinX since May 2000. Mr. Hunt joined R.M. Wax & Associates, an international search firm focusing in corporate finance, in 1984. In 1992, he founded H.I.Hunt & Company and, as principal, has developed (from 1992 through the present) a leading financial services search firms in both the US and UK marketplaces. Mr. Hunt has been retained by many of the country's financial services firms to fill key personnel positions. Mr. Hunt is a well-known figure amongst the professional investment community in both Boston and New York. He sits on the board of directors of several private companies.

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Peter A. Bordes, Jr. and Herbert I. Hunt III. The Board of Directors has delegated to the Audit Committee the following principal duties:
(i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert sitting on its Audit Committee. In light of its capital and liquidity risks and uncertainties, the Company has been unable to attract an independent director with this type of expertise.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company's chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions. The Company shall provide to any person, without charge, upon request, a copy of such request. Any such request may be made by sending a written request for such code of ethics to:
RoomLinX, Inc., 401 Hackensack Avenue, Hackensack, NJ 07601, Attn.: Frank Elenio, Chief Financial Officer.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth summary information as to compensation received by our chief executive officer (the "named executive officer") for services rendered to RoomLinX in all capacities during the three fiscal years ended December 31, 2004. No executive officer other than Mr. Dobrinsky earned an annual salary plus bonus during 2004 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                 Long Term Compensation
                                 -------------------                 ----------------------
                                                     Other Annual    Securities       All
                                                     Compensation    Underlying      Other
Name                  Year       Salary ($)    Bonus    ($)           Options(#)    Compensation
---------------       ----       ----------    ------------------    ----------   ------------
Aaron Dobrinsky       2004        100,000      None      None        2,000,000(1)     None


Mr. Dobrinsky joined the Company in April 2004. Francis Elenio, the Company's chief financial officer, joined the Company at the same time. Mr. Elenio earned $75,000 in salary during 2004 and received an option grant covering 1,000,000 shares.

OPTION GRANTS IN LAST FISCAL YEAR

The following table presents information regarding stock options granted to Mr. Dobrinsky during 2004.

------------------------------------------------------------------------------------------------------------------------------
          Name           Number of Securities    Percent of Total     Exercise Price    Market Price on   Expiration Date
                          Underlying Options    Options Granted to      ($/share)        Date of Grant
                                Granted        Employees in 2004
------------------------------------------------------------------------------------------------------------------------------
  Aaron Dobrinsky              4,000,000                66.7%                $.01               $.30        April 27, 2011
------------------------------------------------------------------------------------------------------------------------------


AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

There were no options exercised by Mr. Dobrinsky during the 2004.

The following table presents information regarding the number of stock options held by Mr. Dobrinsky at December 31, 2004 and the value of options held by Mr. Dobrinsky which were in-the-money at December 31, 2004.

                       NUMBER OF SHARES UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-THE-MONEY
                            OPTIONS AT FISCAL YEAR-END (#)              OPTIONS AT FISCAL YEAR-END ($)
                    ----------------------------------------------- ----------------------------------------
NAME                    EXERCISABLE           UNEXERCISABLE            EXERCISABLE        UNEXERCISABLE
----                    -----------           -------------            -----------        -------------
Aaron Dobrinsky           2,000,000           2,000,000                  $280,000          $280,000


EMPLOYMENT   CONTRACTS,   TERMINATIONS   OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

EMPLOYMENT AGREEMENT WITH AARON DOBRINSKY

On April 27, 2004 ("the Effective Date"), ARC entered into an employment agreement with Mr. Aaron Dobrinsky for Mr. Dobrinsky to serve as chief executive officer of ARC, which was assumed by RoomLinX upon completion of the 2004 Reorganization. The following is a summary of the material terms of the agreement.

Term. The initial term of the agreement is two years from the date of the agreement. The agreement automatically renews for additional two-year periods upon the expiration of the initial term and on each anniversary thereof, unless sooner terminated pursuant to the agreement or unless either party notifies the other in writing not less than sixty days prior to the expiration date or anniversary. So long as Mr. Dobrinsky is the Chief Executive Officer of RoomLinX, RoomLinX is required to use reasonable commercial efforts to obtain the nomination and election of Mr. Dobrinsky as a director.

Compensation. Mr. Dobrinsky's initial annual base salary is $200,000, which shall be immediately increased to $250,000 annually upon ARC reaching certain milestones set forth in the agreement. Mr. Dobrinsky also receives a guaranteed annual bonus of no less than 50% of his base salary which may be increased up to 100% of his base salary upon ARC meeting objectives to be determined by RoomLinX's board of directors, and he is eligible for awards from RoomLinX's incentive compensation plans in the discretion of the board of directors.

Stock Options. Under the agreement, RoomLinX agreed to grant to Mr. Dobrinsky a stock option (the "Dobrinsky Option") under the RoomLinX, Inc. Long-Term Incentive Plan (the "Plan") following approval of such Plan by RoomLinX's stockholders for the purchase of an aggregate of 4,000,000 shares of common stock of RoomLinX common stock at an option price equal to one cent ($.01) per share. The Dobrinsky Option vests as follows: (i) 1,400,000 options vested immediately upon the effective date of the 2004 Reorganization (the "Effective Date").; (ii) 600,000 options vested on the date which was 5 months and 29 days after the Effective Date; (iii) 1,000,000 options will vest on the first anniversary of the Effective Date; and (iv) 1,000,000 options vest will on the second anniversary of the Effective Date. The Dobrinsky Option expires seven years from the Effective Date.

Effect of Change in Control on Vesting. Upon a Change of Control, the unvested portion of any equities granted to Mr. Dobrinsky shall immediately vest and become exercisable. "Change in Control" is defined as follows:

The acquisition by an individual, entity or group (a "Person") of beneficial ownership of any capital stock of RoomLinX, if after such acquisition, such Person beneficially owns 30% or more of either (x) the then-outstanding shares of common stock of RoomLinX (the "Outstanding Company Common Stock") or (y) the combined voting power of the then-outstanding securities of ARC entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, that certain acquisitions specified in the agreement are not considered a Change in Control; or

Such time as the Continuing Directors do not constitute a majority of the board of directors, where the term "Continuing Director" means at any date a member of the board of directors (x) who was a member of the board of directors on the date of the initial adoption of the agreement by the board of directors or (y) who was nominated or elected subsequent to such date by at least a majority of the directors who were Continuing Directors at the time of such nomination or election or whose election to the board of directors was recommended or endorsed by at least a majority of the directors who were Continuing Directors at the time of such nomination or election; provided, however, that there shall be excluded from clause (y) any individual whose initial assumption of office occurred as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents, by or on behalf of a person other than the board of directors; or

The consummation of a merger, consolidation, reorganization, recapitalization or share exchange involving RoomLinX or a sale or other disposition of all or substantially all of the assets of ARC (a "Business Combination"), unless, immediately following such Business Combination: (x) all or substantially all of the individuals and entities who were the beneficial owners of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors, respectively, of the resulting or acquiring corporation or other form of entity in such Business Combination (which shall include, without limitation, a corporation which as a result of such transaction owns RoomLinX or substantially all of RoomLinX's assets either directly or through one or more subsidiaries) (such resulting or acquiring corporation or entity is referred to herein as the "Acquiring Corporation") in substantially the same proportions as their ownership of the Outstanding Company Common Stock and Outstanding Company Voting Securities, respectively, immediately prior to such Business Combination and (y) no Person beneficially owns, directly or indirectly, 30% or more of the then-outstanding shares of common stock of the Acquiring Corporation, or of the combined voting power of the then-outstanding securities of such corporation entitled to vote generally in the election of directors (except to the extent that such ownership existed prior to the Business Combination).

Termination. The agreement terminates automatically in the event of Mr. Dobrinsky's death, upon written notice upon Mr. Dobrinsky's disability and at any time by mutual agreement of Mr. Dobrinsky and RoomLinX. In addition, Mr. Dobrinsky's employment may be terminated as follows:

Without Cause. RoomLinX may terminate Mr. Dobrinsky's employment without Cause only upon action by the board of directors, and upon sixty days prior written notice to Mr. Dobrinsky. Mr. Dobrinsky may terminate employment without Cause upon sixty days prior written notice to RoomLinX.

For Cause, by RoomLinX. RoomLinX may terminate Mr. Dobrinsky's employment for Cause immediately and with prompt notice to Mr. Dobrinsky. Cause shall be determined by the board of directors only after having given Mr. Dobrinsky a sufficient opportunity to be heard. "Cause" includes the following conduct of Mr. Dobrinsky: (i) material breach of any provision of the agreement by Mr. Dobrinsky, which is not cured within sixty days of receipt of written notice of said breach; (ii) gross misconduct, including: misappropriating any funds or property of RoomLinX; and attempting to willfully obtain any personal profit from any transaction in which Mr. Dobrinsky has an interest which is adverse to RoomLinX; (iii) continuing unreasonable refusal to perform material duties; (iv) conviction of a felony; or (v) any other act or omission which subjects RoomLinX to substantial public disrespect, scandal or ridicule.

For Good Reason by Employee. Mr. Dobrinsky may terminate employment for Good Reason immediately and with prompt notice to RoomLinX. "Good Reason" includes the following conduct of RoomLinX: (i) material breach of any provision of the agreement, which is not cured within sixty days of receipt of written notice;
(ii) failure to maintain Mr. Dobrinsky in a position commensurate with chief executive officer; (iii) failure to nominate Mr. Dobrinsky as a director; or
(iv) a requirement that, without Mr. Dobrinsky's written consent, he relocate his office outside of the State of New Jersey.

Compensation in the Event of Termination. In the event that Mr. Dobrinsky's employment terminates prior to the end of the term of the agreement, RoomLinX shall pay Mr. Dobrinsky compensation follows:

By Employee for Good Reason; By RoomLinX Without Cause. In the event that Mr. Dobrinsky's employment is terminated by Mr. Dobrinsky for Good Reason, by RoomLinX without Cause, or if RoomLinX chooses not to renew the agreement, then RoomLinX shall continue to pay to Mr. Dobrinsky his annual base salary and all other compensation and benefits in the same manner as before termination, for a period of one (1) year from the date of termination or through the end of the applicable term of the agreement, whichever is shorter (the "Severance Period"). The payments during the Severance Period shall not be offset by any income or payments Mr. Dobrinsky receives from sources other than RoomLinX. In addition, the unvested portion of any equities previously granted to Mr. Dobrinsky shall immediately vest and become exercisable.

By RoomLinX Upon Termination of Agreement Due to Employee's Death or Disability. In the event of Mr. Dobrinsky's death or disability, RoomLinX shall continue to pay the base salary payable hereunder at the then current rate for one (1) year after the termination to Mr. Dobrinsky or his personal representative, as applicable. In addition, in the event of a termination pursuant to disability, if eligible,

By RoomLinX For Cause or By Employee Without Good Reason. In the event that: (i) RoomLinX terminates Mr. Dobrinsky's employment for Cause; or (ii) Mr. Dobrinsky terminates employment without Good Reason, then Mr. Dobrinsky's rights cease as of the effective date of the termination, including, without limitation, the right to receive base salary and all other compensation or benefits provided for in the agreement, except that RoomLinX shall pay any salary and other compensation which may have been earned and is due and payable.

Restrictive Covenant. Until the termination of the agreement and for a period of twelve months thereafter (the "Restricted Period"), Mr. Dobrinsky has agreed that he shall not, directly or indirectly: (i) engage, in any state or territory of the United States of America or other country where RoomLinX is actively doing business, in direct or indirect competition with the business conducted by RoomLinX; (ii) solicit, on behalf of any entity which may be competitive with RoomLinX, any present customer or supplier, or prospective customers or suppliers, of RoomLinX, or request or otherwise attempt to induce or influence, directly or indirectly, any present customer or supplier, or prospective customer or supplier, of RoomLinX, or other persons sharing a business relationship with RoomLinX, to cancel, limit or postpone their business with RoomLinX; or (iii) solicit for employment, directly or indirectly, or induce or actively attempt to influence, any employee of RoomLinX, to terminate his or her employment with RoomLinX.

Proprietary Information. Mr. Dobrinsky agrees that he not disclose any proprietary information to others outside RoomLinX or use the same for any unauthorized purposes without written approval by an officer of RoomLinX, either during or after his employment, unless and until such proprietary information has become public knowledge without fault by Mr. Dobrinsky.

Indemnification and Directors and Officers Liability Insurance. RoomLinX agreed to use its commercially reasonable best efforts to obtain, within 120 days of the date of the agreement, and to maintain during the term of the agreement, commercially reasonable directors and officers liability insurance in a face amount of no less than $3,000,000 or such other amount as may be determined by the board of directors, upon which Mr. Dobrinsky shall be a named insured. Both during and after the conclusion of his employment, RoomLinX agreed to indemnify Mr. Dobrinsky to the fullest extent permitted by applicable law, for all actions related to his employment with RoomLinX or his role(s) as an officer, director or agent of RoomLinX or any of its affiliates.

EMPLOYMENT AGREEMENT WITH FRANCIS ELENIO

On April 27, 2004, ARC entered into an employment agreement with Mr. Frank Elenio for Mr. Elenio to serve as chief financial officer of ARC, which was assumed by RoomLinX upon completion of the 2004 Reorganization. The terms of Mr. Elenio's employment agreement are identical to the terms set forth in Mr. Dobrinsky's agreement summarized above except with respect to Mr. Elenio's base salary and stock options which terms are summarized below.

Compensation. Mr. Elenio's initial annual base salary $150,000, which shall be immediately increased to $175,000 annually upon RoomLinX reaching certain milestones set forth in the agreement. Mr. Elenio shall also receive a guaranteed annual bonus of no less than 50% of his base salary which may be increased up to 100% of his base salary upon RoomLinX's meeting reasonable objectives to be determined by RoomLinX 's board of directors and he is eligible for awards from RoomLinX's incentive compensation plans, in the discretion of the board of directors.

Stock Options. Under the agreement, RoomLinX granted to Mr. Elenio a stock option (the "Elenio Option") under the RoomLinX, Inc. Long-Term Incentive Plan (the "Plan") for the purchase of an aggregate of 2,000,000 shares of common stock of RoomLinX at an option price equal to one cent ($.01) per share. The Elenio Option vests as follows: (i) 700,000 options vested immediately upon the Effective Date; (ii) 300,000 options vested on the date which is 5 months and 29 days after the Effective Date; (iii) 500,000 options will vest on the first anniversary of the Effective Date; and (iv) 500,000 options will vest on the second anniversary of the Effective Date. RoomLinX agreed to take all necessary actions to ensure that all shares issued upon Mr. Elenio's exercise of the Elenio Option shall be registered and tradeable. The Elenio Option expires seven years from the Effective Date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of February 28, 2005, by
(i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of February 28, 2005 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON STOCK

                                                    Shares Beneficially Owned
                                                  -----------------------------
Name and Address                                    Number            Percent*
------------------                                  ------            -------

Herbert I. Hunt, III (1)                            3,226,561            3.1%
H.I. Hunt & Company, LTD.
2 Avery St., #30-GBoston, Massachusetts 02111

Peter A. Bordes, Jr. (2)                            5,724,146            5.4%
62 White Street
Suite 3 East
New York, New York 10013

Aaron Dobrinsky (3)                                 3,399,999            3.2%
419 Ogden Avenue
Teaneck, NJ 07666

Frank Elenio (4)                                    1,133,333            1.1%
363 Chestnut Street
Ridgefield, NJ 07657

All directors and current executive officers
  as a group (4 persons)                           13,484,039           12.8%

PREFERRED STOCK

                                                    Shares Beneficially Owned
                                                  -----------------------------
Name and Address                                    Number            Percent*
------------------                                  ------            -------

Herbert I. Hunt, III                                    0                0%
H.I. Hunt & Company, LTD.
P.O. Box 120220 Boston, Massachusetts 02112-0220

Peter A. Bordes, Jr.                                    0                0%
62 White Street
Suite 3 East
New York, New York 10013

Aaron Dobrinsky                                         0                0%
419 Ogden Avenue
Teaneck, NJ 07666

Frank Elenio                                            0                0%
363 Chestnut Street
Ridgefield, NJ 07657


All directors and current executive officers
  as a group (4 persons)                                0                0%


(1) Includes warrants to purchase 91,949 shares of common stock at an exercise price of $.22 per share which are immediately exercisable.

(2) Includes options to purchase 500,000 shares of common stock at an exercise price of $.08 per share which are fully vested and warrants to purchase 499,998 shares of common stock at an exercise price of $.15 per share which are immediately exercisable.

(3) Includes options to purchase 2,000,000 shares of common stock at an exercise price of $.01 per share which are fully vested and warrants to purchase 466,666 shares of common stock at an exercise price of $.15 per share which are immediately exercisable.

(4) Includes options to purchase 1,000,000 shares of common stock at an exercise price of $.01 per share which are fully vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under the RoomLinX, Inc. Long-Term Incentive Plan as of December 31, 2004. These plans were the Company's only equity compensation plans in existence as of December 31, 2004.

                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                          (a)                            (b)                 FUTURE ISSUANCE UNDER EQUITY
                               NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE          COMPENSATION PLANS
                                 ISSUED UPON EXERCISE OF          PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS,           OPTIONS, WARRANTS AND              REFLECTED IN
PLAN CATEGORY                      WARRANTS AND RIGHTS                  RIGHTS                       COLUMN (a))

Equity Compensation Plans
Approved by
Shareholders..............           6,600,000                             $0.02                        18,400,000

Equity Compensation Plans
Not Approved by                     30,943,427                             $0.14                                --
Shareholders

Total......................         37,543,427                             $0.12                        18,400,000


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was not during the last two years and is not presently a party to any transaction exceeding $60,000 with any of the following persons: (i) any director or executive officer of the Company; (ii) any nominee for election as a director; (iii) any holder of 5% or more of any class of the Company's voting securities; and (iv) any member of the immediate family of any person in (i),
(ii) or (iii) above.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed with this report or incorporated by reference:

2.1 Agreement and Plan of Merger, dated as of December 8, 2004, by and among Arc, Old RoomLinX and the registrant (the "Merger Agreement") is incorporated by reference to Annex A to the definitive proxy statement filed by Arc with the SEC on June 15, 2004

2.2 Amendment No. 1 to the Merger Agreement is incorporated by reference to Annex E to the definitive proxy statement filed by Arc with the SEC on June 15, 2004.

2.3 Amendment No. 2 to the Merger Agreement is incorporated by reference to Annex F to the definitive proxy statement filed by Arc with the SEC on June 15, 2004.

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 2.0 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.2 Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1 Form of convertible debenture issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

4.2 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to
Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

4.3 Form of Note issued pursuant to the Securities Purchase Agreement described in Exhibit 10.12.

4.4 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement described in Exhibit 10.12.

4.5 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Subscription Agreement described in Exhibit 10.13 is incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Arc Communications, Inc. ("Arc") for the year ended December 31, 2003.

9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994 is incorporated by reference to Exhibit 9.1 to Arc's Registration Statement on Form SB-2 (File No. 0-26213) filed on October 5, 1999

10.1 RoomLinX, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by Arc with the SEC on June 15, 2004

10.2 Employment agreement between the registrant and Aaron Dobrinsky is incorporated by reference to Exhibit 10.1 to Arc's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.3  Employment   agreement  between  the  registrant  and  Francis  Elenio  is incorporated by reference to Exhibit 10.2 to Arc's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004. .

10.4 Sublease agreement, dated April 1, 2004, by and between Arc and Mokrynski & Associates, Inc. covering the registrant's headquarters in Hackensack, New Jersey.

10.5 Standby Equity Distribution Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.6 Registration Rights Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.7 Placement Agent Agreement, dated as of November 18, 2004, by and between the registrant and Newbridge Securities Corporation, is incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.8 Escrow Agreement, dated as of November 18, 2004, by and among the registrant, Cornell Capital Partners and David Gonzalez, is incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.9 Letter Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit
99.5 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.10 Securities Purchase Agreement, dated as of March 2, 2005, by and among the registrant and the Investors named therein is incorporated by reference to
Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

10.11 Registration Rights Agreement, dated as of March 2, 2005, by and among the registrant and the Investors named therein is incorporated by reference to
Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

10.12 Securities Purchase Agreement, dated as of November 17, 2004, by and among the registrant and the Investors named therein.

10.13 Form of Securities  Subscription Agreement is incorporated by reference to
Exhibit 4.1 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.14 Letter Agreement between ARC Communications Inc. and Peter A. Bordes, Jr. dated October 15, 2003 and Nonstatutory Stock Option Agreement, effective as of October 1, 2003, is incorporated by reference to Exhibit 10.2 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.3 Letter Agreement  between ARC  Communications  Inc. and Joel Schwartz dated
January 13, 2004 and Nonstatutory Stock Option Agreement, effective as of January 13, 2004 is incorporated by reference to Exhibit 10.3 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.4 Consulting Agreement among ARC Communications Inc., Alliance Advisors and Roccus Capital Partners, LLC dated December 1, 2003 is incorporated by reference to Exhibit 10.4 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1   Risk Factors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Eisner LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2004, were $51,000. The aggregate fees for professional services rendered by Eisner LLP for the audit of the annual consolidated financial statements of Arc Communications, Inc. for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in Arc Communications, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2003, were $41,250.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Eisner LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2004 or for services to Arc Communications, Inc. for the fiscal year ended December 31, 2003, other than the fees for services described under "Audit Fees".

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

Before Eisner LLP was engaged by the Company for the 2004 audit, Eisner LLP's engagement and engagement letter were approved by the Company's audit committee.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May, 2005.

                                                     ROOMLINX, INC.


                                                     By: /s/ Aaron Dobrinsky
                                                         -----------------------
                                                         Aaron Dobrinsky,
                                                         Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                    TITLE                           DATE
           ---------                    -----                           ----

/s/ Peter A. Bordes, Jr.       Chairman of the Board                May 12, 2005
----------------------------
    Peter A. Bordes, Jr.

/s/ Aaron Dobrinsky            Chief Executive Officer (Principal   May 12, 2005
----------------------------   Executive Officer)
    Aaron Dobrinsky

/s/ Francis J. Elenio          Chief Financial Officer (Principal   May 12, 2005
----------------------------   Accounting Officer)
    Francis J. Elenio

/s/ Herbert I. Hunt III        Director                             May 12, 2005
----------------------------
    Herbert I. Hunt III

ROOMLINX, INC.

CONTENTS

                                                                           PAGE
Financial Statements

   Report of Independent Registered Public Accounting Firm                  F-2

   Balance sheet as of December 31, 2004                                    F-3

   Statement of operations for the years ended December 31, 2004 and 2003   F-4

   Statement of changes in equity/capital deficiency
      for the years ended December 31, 2004 and 2003                        F-5

   Statement of cash flows for the years ended December 31, 2004 and 2003   F-6

   Notes to financial statements                                            F-7

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
RoomLinX, Inc.
Hackensack, New Jersey


We have audited the accompanying balance sheet of RoomLinX, Inc. (the "Company") as of December 31, 2004 and the related statements of operations, changes in capital/deficiency, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of RoomLinX, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring net losses, has a working capital deficiency and sustained cash outlflows from operating activities that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Eisner LLP
Florham Park, New Jersey
April 8, 2005

With respect to the fifth
paragraph in Note 10
May 9, 2005

                                 ROOMLINX, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS
Current assets:
     Cash                                                                $     10,141
     Accounts receivable and other                                            178,059
     Inventory                                                                 27,707
     Work in progress                                                          54,738
     Due from sale of the continuing professional education segment            75,000
     Prepaid and other current assets                                          26,218
                                                                         ------------
Total current assets                                                          371,862
Property and equipment, net                                                   188,724
Other assets                                                                   15,489
                                                                         ------------
Total assets                                                             $    576,074
                                                                         ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
     Accounts payable and accrued expenses                               $    953,155
     Deferred revenue                                                          46,032
     Current portions of obligations under capital lease                      243,383
     Loans payable                                                            206,220
     Other current liabilities                                                 29,101
     Convertible debenture                                                     10,000
                                                                         ------------
Total current liabilities                                                   1,487,891

Commitments and contingencies

Capital deficiency:
     Preferred stock, stated value $.20, 5,000,000 shares authorized;
       720,000 shares issued and outstanding                                  144,000
     Common stock, $.001 par value, 250,000,000 shares authorized;
       103,991,799 shares issued and outstanding                              103,992
     Additional paid-in capital                                            16,617,261
     Accumulated deficit                                                  (17,777,070)
                                                                         ------------
Total capital deficiency                                                     (911,817)
                                                                         ------------
Total liabilities and capital deficiency                                 $    576,074
                                                                         ============


               See accompanying Notes to the Financial Statements.

                                  ROOMLINX INC.
                             STATEMENT OF OPERATIONS

                                                       For the Year Ended December 31,
                                                           2004              2003
                                                       ------------     ------------
Revenue
 System sales and installation ....................    $  1,252,953     $  1,523,836
 Service, maintenance and usage ...................         755,968          482,738
                                                       ------------     ------------
                                                          2,008,921        2,006,574
                                                       ------------     ------------
Costs and expenses
 System sales and installation ....................       1,069,156        1,232,969
 Service, maintenance and usage ...................         415,811          206,216
 Sales and marketing ..............................       1,015,638          451,368
 General and administrative .......................       1,492,933          575,967
 Depreciation .....................................          88,338          110,015
                                                       ------------     ------------
                                                          4,081,876        2,576,535
                                                       ------------     ------------
Loss before other costs and expenses ..............      (2,072,955)        (569,961)
                                                       ------------     ------------
Other costs and expenses
 Interest expense .................................         (54,071)         (25,982)

 Reorganization costs .............................     (10,026,707)              --
 Loss on foreign exchange .........................         (21,867)         (82,602)

 Financing costs ..................................              --         (153,200)
                                                       ------------     ------------
Total other costs and expenses ....................     (10,102,646)        (261,784)
                                                       ------------     ------------
Net loss ..........................................    $(12,175,600)    $   (831,745)
                                                       ============     ============

Basic and diluted net loss per share ..............    $      (0.15)    $      (0.06)
                                                       ============     ============
Basic and diluted weighted-average number of common
 shares used to calculate net loss per share ......      81,771,287       14,442,196
                                                       ============     ============


               See accompanying Notes to the Financial Statements.

                                 ROOMLINX, INC.
                    STATEMENT OF CHANGES IN CAPITAL DEFICENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                 Common Stock          Preferred Stock
                                            ---------------------   ----------------------
                                                Number                Number                 Additional
                                                  of                    of                     Paid-In   Accumulated        Capital
                                                Shares    Amount      Shares       Amount      Capital      Deficit    Deficiency
                                            -----------  --------   -----------  ---------   -----------  -----------  -----------
Balance as of December 31, 2002              53,061,548    53,062       -                     4,429,504  (4,769,725)     (287,159)
Issued for cash - private placement             257,456       257                                70,943                    71,200
Issued on settlement of loans payable           551,691       552                                59,448                    60,000
Issued as financing costs and other costs       514,912       515                               109,485                   110,000
Net loss                                                                                                                 (831,745)
                                            -----------  --------   -----------  ---------   -----------  -----------  -----------
Balance as of December 31, 2003              54,385,607    54,386       -             -       4,669,380  (5,601,470)     (877,704)
Sale of common stock and warrants             5,738,511     5,739                               587,061                    592,800
Settlement of loans payable                   2,002,640     2,003                               215,797                    217,800
Financing and other costs                     2,851,325     2,851                               164,249                    167,100
Conversion of convertible debentures          3,402,097     3,402                               366,597                    369,999
Shares and other equity instruments
 attributable to prior stockholders
 of Arc Communications in the merger         34,444,952    34,445       720,000    144,000   10,552,843                 10,731,288
Equity line of credit financing               1,166,667     1,167                                (1,167)                         0
Fair value of warrants issued in
 connection with the debt offering                                                                             62,500
Net loss                                                                                                               (12,175,600)
                                            -----------  --------   -----------  ---------   -----------  -----------  -----------
Balance as of December 31, 2004             103,991,799   103,992       720,000    144,000    16,617,261  (17,777,070)    (911,817)
                                            ===========  ========   ===========  =========   ===========  ===========  ===========



               See accompanying Notes to the Financial Statements.

                                  ROOMLINX INC.
                             STATEMENT OF CASH FLOWS

                                                                               For the Year Ended December 31,
                                                                                    2004            2003
                                                                               ------------     ------------
Operating activities
     Net loss                                                                  $(12,175,600)    $   (831,745)
     Adjustments to reconcile net loss to cash used in operating activities
        Depreciation                                                                 88,338          110,015

        Common stock issued for operating costs                                     149,285               --
        Common stock and warrants issued for reorganization costs                10,026,707
        Amortization of debt discount                                                10,417

        Common stock issued for financing costs                                          --          153,200
        Decrease (Increase) in accounts receivable                                   54,870          (53,620)

        Increase (Decrease) in inventory and work in progress                       (87,746)             693
        Increase in prepaid and other assets                                        (28,121)         (20,169)
        Increase in accounts payable and accrued expenses                           448,378          260,672
        Increase in other liabilities                                                49,331           68,360
                                                                               ------------     ------------
Cash used in operating activities                                                (1,464,141)        (312,594)

Investing activities
     Purchase of property and equipment                                             (18,002)         (21,679)

     Cash received in the merger                                                    711,117               --
                                                                               ------------     ------------
Cash provided by (used in) investing activities                                     693,115          (21,679)

Financing activities
     (Repayment) proceeds from related parties                                      (75,000)          58,567
     Proceeds from loans and issuance of warrants                                   256,114           83,140

     Proceeds for the issuance of convertible debenture                                  --          180,000
     Common stock sold                                                              592,800           28,000

     Repayment of bank overdraft                                                         --           (8,182)
                                                                               ------------     ------------
Cash provided by financing activities                                               773,914          341,525
                                                                               ------------     ------------

Net increase in cash                                                                  2,888            7,252
Cash
     Cash, beginning of year                                                          7,252
                                                                               ------------     ------------

Cash, end of year                                                              $     10,140     $      7,252
                                                                               ============     ============

Cash interest paid                                                             $     37,195     $     34,792
                                                                               ============     ============

Non-cash investing and financing activities

     Issuance of common shares for property and equipment                      $         --     $     56,000
                                                                               ============     ============
     Issuance of common shares on settlement of loans payable                  $         --     $     60,000
                                                                               ============     ============

               See accompanying Notes to the Financial Statements.

                                 ROOMLINX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company sells, installs and services hardware and software for wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company specializes in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g. The Company utilizes third party contractors to install such hardware and software.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of December 31, 2004, had a working capital deficiency and stockholders' deficiency of $1,116,029 and $911,817, respectively. Accordingly, this raises substantial doubt about the Company's ability to continue as a going concern. As of December 31, 2004, the Company had $10,141 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity or debt. Additionally, the Company has implemented cost reduction measures in the areas of general and administrative and sales expenses, which includes reduction in staff.

On March 3, 2005, the Company closed a privately placed bridge financing of convertible debentures and warrants. The Company received $1.0 million (net of costs) in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that the Company closes a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of the Company's common stock, based upon a conversion price equal to $0.075 per share of common stock. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share.

The Company paid the placement agent a fee of $99,000 and issued to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. The Company subsequently entered into a consulting agreement with the placement agent as its financial advisor.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these financial statements.

On June 28, 2004, the Company completed its merger with Arc Communications Inc. As a result of the merger, the stockholders of RoomLinX before the merger received 68,378,346 shares of common stock of the Company and at the effective time of the merger, owned approximately 62% of the outstanding shares of the Company. The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company. The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, Arc changed its name to RoomLinX, Inc. RoomLinX is considered the accounting acquirer; accordingly the historical financial statements are those of RoomLinX.

                                 ROOMLINX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that affect the financial statements include, but are not limited to: collectibility of accounts receivable, amortization periods and recoverability of long-lived assets.

Receivables and Credit Policies

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is neither billed nor accrued. Accounts receivable in excess of 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

Inventories

Inventory, principally wireless devices related to Wi-Fi installations, are stated at the lower of cost (first-in, first-out) basis or market. Inventories are recorded net of any reserve for excess and obsolescence

Work in Progress

Work in progress represents the cost of wireless equipment and third party installation related to installations which were not completed prior to year end. No profits have been recognized with respect to work in progress.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, including assets held under capital leases, ranging from two to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue and Deferred Revenue

Over the course of its development, the Company has derived revenue from the following sources:

      (i) Revenue from the sale and installation of Wi-Fi wireless networking solutions is recognized under contracted arrangements upon delivery and installation at customer sites where the fee is fixed or determinable and collection is probable. Where the contracted arrangement provides for customer acceptance or there is uncertainty about customer acceptance, revenue is deferred until the Company has evidence of customer acceptance. Customers generally do not have the right to return.

      (ii) Service maintenance and usage revenue is recognized under contracted arrangements with customers when the fee is fixed or determinable and collection is probable. Service and maintenance contract revenue is recognized ratably over the contractual period. Usage fees are recognized under specific customer contracts as services are rendered where the fee is fixed or determinable and collection is probable.

                                 ROOMLINX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2004


      (iii) Deferred revenue consists of payments received in advance of revenue being earned under installation and service contracts described above.

Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred tax asset is considered to be unlikely.

Advertising Costs

Advertising costs are expensed as incurred. During 2004 and 2003, advertising expense was approximately $166,000 and $129,000, respectively.

Stock-Based Employee Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, using a fair value approach. SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

                                                             Year ended December 31,
                                                           ----------------------------
                                                               2004             2003
                                                           ------------     -----------
Net loss ..............................................    $(12,175,600)    $  (831,745)
Deduct: Stock-based employee compensation expense
included in reported net loss .........................              --              --

Add: Total stock-based employee compensation expense
determined under fair value based method for all awards        (840,000)             --
                                                           ------------     -----------

Pro forma net loss ....................................    $(13,150,000)    $  (831,745)
                                                           ============     ===========
Net loss per share-basic and diluted, as reported .....    $      (0.16)    $     (0.06)
                                                           ============     ===========
Pro forma net loss per share-basic and diluted ........    $      (0.16)    $     (0.06)
                                                           ============     ===========

The pro forma results above are not intended to be indicative of or a projection of future results. Refer to Note 10 for assumptions used in computing the fair value amounts above.

Earnings (Loss) Per share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB
98).

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss attributable to common stockholders (net loss adjusted for preferred stock dividends of $6,500 in 2004) for the year by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is antidilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method.

Stock options and warrants aggregating 24,980,094 shares and 3,957,266 shares in 2004 and 2003, respectively have been excluded since they are antidilutive.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their fair values due to the short maturity of these items.

Foreign currency translation

The United States dollar is the functional currency of the Company. Assets and liabilities in foreign currencies are translated into United States dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Gains and losses from foreign currency transactions are included in operations.

Segment Information

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single segment. The chief operating decision maker allocates resources and assesses the performance associated with wireless services, and related equipment sales on a single segment basis.

Reclassifications

The Company has reclassified certain prior year information to conform with current year presentation.

Recent Accounting Pronouncements

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. The Company has adopted the provisions of SFAS No. 150, which did not have a material impact on its results of operations and financial position.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion 29 to eliminate the similar productive asset exception and establishes that exchanges of productive assets should be accounted for at fair value, rather than at carryover basis unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits, (2) the transaction is an exchange transaction to facilitate sales to customers, or
(3) the transaction lacks commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". SFAS 123R establishes that employee services received in exchange for share-based payments result in a cost that should be recognized in the income statement as an expense when the services are consumed by the enterprise. It further establishes that those expenses be measured at fair value determined as of the grant date. For the Company, the provisions of SFAS 123R become effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 123R will have on the Company's financial condition and results of operations.


NOTE 3 - ACCOUNTS RECEIVABLE AND OTHER

The principal components of accounts receivable and other as of December 31, 2004 were as follows:

Trade accounts receivable ....................   $  166,633
GST/PST receivable ...........................       11,426
                                                 ----------
                                                 $  178,059
                                                 ==========

It is anticipated that the Company will collect 100% of its accounts receivable and therefore no allowance for doubtful accounts has been provided.

NOTE 4 - PREPAID AND OTHER CURRENT ASSETS

The principal components of prepaid and other current assets as of December 31, 2004 were as follows:

Prepaid Insurance                                       $  23,230
Prepaid expense                                             2,988
                                                        ---------
                                                        $  26,218
                                                        =========

NOTE 5 - PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2004 are as follows:

                                             December 31,
                                                 2004
                          ---------------------------------------------------
                                              Accumulated         Net Book
                              Cost           Depreciation          Value
                          --------------    ---------------    --------------
Furniture                     $  12,585           $  6,973          $  5,612
Computer Hardware               782,024            598,912           183,112
Automobile                       21,425             21,425                --
                          --------------    ---------------    --------------
                            $ 1,632,068           $627,310          $188,724
                          ==============    ===============    ==============

The net book value of property and equipment under capital lease at December 31, 2004 totaled $50,917, net of accumulated amortization of $225,987. Amortization expense on assets under capital lease, included in depreciation expense aggregated $21,821 and $31,173 for the years ended December 31, 2004 and 2003, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The principal components of accounts payable and accrued liabilities as of December 31, 2004 were as follows:

Trade accounts payable..................................   $   590,478
Accrued compensation....................................       116,667
Other accrued liabilities ..............................       246,011
                                                           -----------
                                                           $   953,155
                                                           ===========

NOTE 7 - NOTES PAYABLE

During the fourth quarter of 2004, the Company received $250,000 ($120,000 from officers and certain stockholders) in exchange for $250,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,250,000 shares of common stock at $0.10 per share. The Company has reflected a $62,500 debt discount relating to the fair value of the warrants issued. As of December 31, 2004 $10,417 of the discount has been amortized. The remaining balance will be amortized over the term of the notes. The notes begin to mature in May 2005. In addition, during January 2005, the Company borrowed an additional $70,000 under the same terms and issued warrants to purchase 350,000 shares of common stock at $0.10 per share. In March 2005, the Company repaid $40,000 of the notes with accrued interest of $945.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      (a)   Capital leases

                                                                December 31,
                                                                -----------
                                                                   2004
                                                                -----------
             Various leases
               Bearing interest from 21.6% - 35.2%, with
               Monthly payments totaling $11,994,
                payments currently due....................      $   243,383
                                                                -----------
                                                                $   243,383

            Management attempted to renegotiate the capital lease obligation with its lessor. The Company has been unsuccessful in contacting representatives of the lessor and has therefore suspended payments until such time as the Company is able to contact the lessor. The lease obligation is personally guaranteed by a former director of the Company.

      (b)   Operating leases

     In addition, the Company is committed under office leases in New Jersey and Vancouver through March 2008. Minimum future payments are as follows:

             2005 ......................................  $  65,288
             2006 ......................................     65,952
             2007 ......................................     52,932
             2008 ......................................     10,908
                                                          ---------
                                                          $ 195,080
                                                          =========

NOTE 9 - CONVERTIBLE DEBENTURE

The debenture balance totaling $10,000 at December 31, 2004, represents a private placement of debentures of which $380,000 were issued. In connection with the merger with Arc, $370,000 of debentures converted into 3,402,097 shares of common stock. The remaining $10,000 debenture was paid at maturity during March 2005.

NOTE 10 - STOCKHOLDERS EQUITY (CAPITAL DEFICIENCY)

Common Stock and Warrants to Purchase Common Stock

Pursuant to the Merger Agreement with Arc, the Company was required to raise a minimum of $400,000 in additional capital prior to the closing of the merger. During the year ended December 31, 2004, in addition to the warrants and shares described in Note 7 and elsewhere in this Note 10, the Company sold 5,738,511 shares of common stock at a price of $0.11 per share including warrants exercisable for two years to purchase a total of 2,869,255 shares of common stock at an exercise price of $0.22 per share for gross proceeds of approximately $624,000 (before issuance costs of approximately $53,000).

In order to reduce the Company's existing debt prior to the closing of the merger, the Company issued 2,002,640 shares of common stock and warrants exercisable for two years to purchase a total of 1,001,320 shares of common stock at an exercise price of $0.22 per share in settlement of approximately
$217,800 of debt and liabilities. Furthermore, the Company issued 1,315,784 shares of common stock and warrants exercisable for two years to purchase a total of 657,892 shares of common stock at an exercise price of $0.22 per share as a fee for the private placement. In lieu of cash compensation to certain employees and unrelated vendors, the Company issued 1,535,541 shares of common stock and warrants exercisable for two years to purchase a total of 767,770 shares of common stock at an exercise price of $0.22 per share. The total fair value of the warrants issued was determined to be $23,033 and was recorded as a sales expense in the statement of operations. The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: weighted-average risk-free interest rate of 4.2%; expected volatility of 0.30; no dividends; and a weighed average expected life of the warrants of 2 years.

In connection with the merger with Arc, $370,000 of debentures converted into 3,402,097 shares of common stock.

On June 28, 2004, the Company completed its merger with Arc. In connection with the merger, the Company issued 34,444,952 shares of common stock and warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.15 per share to Arc shareholders on the date of merger. The total fair value of the warrants issued was determined to be $916,667 and was recorded as part of the reorganization costs related to the merger in the statement of operations. The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: weighted-average risk-free interest rate of 3.2%; expected volatility of 0.30; no dividends; and a weighed average expected life of the warrants of 3 years.

In November 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. In connection with such agreement, the Company issued Cornell Capital Partners 1,100,000 shares of common stock as a commitment fee under the equity line of credit. In addition, the Company also issued, as a placement fee, 66,667 shares of common stock to Newbridge
Securities Corporation. On May 9, 2005, the Company terminated the Standby Equity Distribution Agreement with Cornell Capital. With the exception of the issuances described in this paragraph, the Company did not sell any securities under this agreement with Cornell Capital.

During November 2003, the Company effected a private placement offering aggregating $131,200, of which $60,000 represented settlement of certain loans payable. In connection with the private placement, the Company issued 1,324,059 shares of common stock and warrants to purchase 662,030 shares of common stock at an exercise price of $0.22 per share.

Preferred Stock

As of December 31, 2004, 720,000 shares of Class A Preferred Stock were issued and outstanding. The Class A Preferred Stock bears a 9% cumulative dividend. As of December 31, 2004 accrued but unpaid preferred stock dividends aggregated $82,000.

Stock Options

In conjunction with the Arc merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2004, options to purchase 6,600,000 shares were outstanding and 18,400,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity for 2004 and 2003 is as follows:

                                                              Weighted                     Weighted
                                                              Average                      Average
                                                              Exercise                     Exercise
                                                  Shares       Price         Shares         Price
                                                ----------      -----      ----------      --------
Outstanding on January 1,                          500,000      $0.08              --      $     --
Granted                                          6,100,000       0.01         500,000          0.08
Exercised                                               --         --              --            --
Forfeited                                               --         --              --            --
                                                ----------                 ----------
Outstanding on December 31,                      6,600,000      $0.02         500,000      $   0.08
                                                ==========                 ==========
Exercisable on December 31,                      3,600,000      $0.02         500,000      $   0.08
                                                ==========                 ==========
Shares available for grant on December 31,      18,400,000                         --
                                                ==========                 ==========


The following table summarizes information about the Company's stock options, at December 31, 2004:

                                               Outstanding Stock Options                               Exercisable Stock
                               ----------------------------------------------------------     -------------------------------------
                                                      Weighted
                                                       Average
                                                      Remaining                                                       Weighted
                                                     Contractual       Weighted Average                                Average
Range of Exercise Prices            Shares              Life            Exercise Price            Shares           Exercise Price
---------------------------    -----------------    --------------     ------------------     ----------------     ----------------
$0.01 to $0.05                     6,000,000                  6.5       $          0.01             3,000,000       $         0.01
$0.06 to $0.10                       600,000                  4.0                  0.08               600,000                 0.08
                               -----------------                       ------------------     ----------------     ----------------
                                   6,600,000                            $          0.02             3,600,000       $         0.02
                               =================                       ==================     ================     ================

On April 27, 2004, the Company granted its CEO a seven year option to purchase 4,000,000 shares of common stock of the Company's common stock at an option price equal to one cent ($.01) per share. The options vest as follows: (i) 1,400,000 options vested immediately upon the effective date of the 2004 Reorganization (the "Effective Date").; (ii) 600,000 options vested on the date which was 5 months and 29 days after the Effective Date; (iii) 1,000,000 options will vest on the first anniversary of the Effective Date; and (iv) 1,000,000 options will vest on the second anniversary of the Effective Date.

On April 27, 2004, the Company granted its CFO a seven year option to purchase 2,000,000 shares of common stock of the Company's common stock at an option price equal to one cent ($.01) per share. The options vest as follows: (i) 700,000 options vested immediately upon the effective date of the 2004 Reorganization (the "Effective Date").; (ii) 300,000 options vested on the date which was 5 months and 29 days after the Effective Date; (iii) 500,000 options will vest on the first anniversary of the Effective Date; and (iv) 500,000 options will vest on the second anniversary of the Effective Date.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 (see Note 2). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for 2004: weighted-average risk-free interest rate of 4.20%; expected volatility of 0.30; no dividends; and a weighted-average expected life of the options of 4.0 years.

As of December 31, 2004, the Company has reserved for issuance 25,000,000 shares related to the Stock Option Plan, 24,980,094 shares associated with warrants outstanding and 45,454 shares related to the convertible debenture assuming conversion.

NOTE 11 - REORGANIZATION COSTS

In connection with the merger with Arc, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of Arc's common stock, warrants and options on the date of the merger agreement and the net assets of Arc.

NOTE 12 - INCOME TAXES

At December 31, 2004, the Company had a federal net operating loss ("NOL") carryforward of approximately $6.5 million. The federal NOL carryforwards expire through 2024. The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 2004, such a change in ownership occurred with respect to the merger with Arc. The Company has not performed a detailed analysis to determine the amount of the potential limitations.
The Company's statutory tax rate is reduced to zero due to the impact of unbenefited tax loss carryforwards.

Deferred income taxes result principally from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Deferred tax assets and liabilities of the Company as of December 31, 2004 are as follows:

                                                                   Year Ended December 31,
                                                                  2004                  2003
                                                            -----------------     -----------------
Deferred income tax assets:
     Net operating loss carryforwards                            $ 1,715,770           $   680,563
     Valuation allowance for deferred income tax assets           (1,715,770)             (680,563)
                                                            -----------------     -----------------
     Net deferred income tax assets                              $        --           $        --
                                                            =================     =================

Due to the uncertainty surrounding the realization of deferred income tax assets in future income tax returns, the Company has recorded a 100% valuation allowance against its deferred income tax asset.

A reconciliation between the Company's effective tax rate and the Federal statutory rate is as follows:

                                                                Year Ended December 31,
                                                              2004                    2003
                                                      ---------------------     ------------------
Statutory federal income tax (benefit) at 34%          $   (4,139,704)           $  (282,793)
Non-deductible expenses:
 Reorganization costs                                       3,409,080
 Valuation allowance                                         (730,624)              (282,739)
                                                      ---------------------     ------------------
Total                                                  $           --            $        --
                                                      =====================     ==================


NOTE 13 - SEGMENTED DISCLOSURES

The Company manages its operations in one business segment, the provision of wireless high-speed internet solutions to hotels, conference and convention
centers  and  commercial   buildings.   The  Company  attributes  revenue  among
geographical areas based on the location of the customers involved. The following table presents a summary of total revenues by geographical region:

                                                  December 31,
                                  --------------------------------------------
                                         2004                    2003
                                  --------------------    --------------------
United States                           $   1,906,225           $   1,884,047

Canada                                        102,696                 122,527
                                  --------------------    --------------------
                                        $   2,008,921           $   2,006,574
                                  ====================    ====================

The following table presents a summary of property and equipment as of December 31, 2004 by geographical region:

                                                      2004
                                                --------------
Property and equipment , net
    United States                                $    130,651

    Canada                                             58,073
                                                --------------
                                                 $    188,724
                                                ==============

NOTE 14 - SUBSEQUENT EVENTS

On April 1, 2005, the Company entered into a non-binding letter of intent to purchase all the outstanding stock of Suitespeed, Inc. in exchange for 21,450,000 shares of common stock of the Company. Suitespeed, a provider of high-speed wireless Internet access solutions, delivers WiFi services to hotels. Consummation of the transaction is subject to completion of due diligence, execution of a definitive agreement and closing conditions to be provided for in the definitive agreement.

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of December 8, 2004, by and among Arc, Old RoomLinX and the registrant (the "Merger Agreement") is incorporated by reference to Annex A to the definitive proxy statement filed by Arc with the SEC on June 15, 2004

2.2 Amendment No. 1 to the Merger Agreement is incorporated by reference to Annex E to the definitive proxy statement filed by Arc with the SEC on June 15, 2004.

2.3 Amendment No. 2 to the Merger Agreement is incorporated by reference to Annex F to the definitive proxy statement filed by Arc with the SEC on June 15, 2004.

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 2.0 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.2 Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1 Form of convertible debenture issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

4.2 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to
Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

4.3 Form of Note issued pursuant to the Securities Purchase Agreement described in Exhibit 10.12.

4.4 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement described in Exhibit 10.12.

4.5 Form of Warrant to Purchase Common Stock issued pursuant to the Securities Subscription Agreement described in Exhibit 10.13 is incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Arc Communications, Inc. ("Arc") for the year ended December 31, 2003.

9.1 Shareholders Agreement between Steven H. Meyer, Kenneth P. Meyer, Ethel Kaplan, Peter C. Cosmas and Arc Slide Technologies, Inc. dated August 22, 1994 is incorporated by reference to Exhibit 9.1 to Arc's Registration Statement on Form SB-2 (File No. 0-26213) filed on October 5, 1999

10.1 RoomLinX, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by Arc with the SEC on June 15, 2004

10.2 Employment agreement between the registrant and Aaron Dobrinsky is incorporated by reference to Exhibit 10.1 to Arc's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.3  Employment   agreement  between  the  registrant  and  Francis  Elenio  is incorporated by reference to Exhibit 10.2 to Arc's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004. .

10.4 Sublease agreement, dated April 1, 2004, by and between Arc and Mokrynski & Associates, Inc. covering the registrant's headquarters in Hackensack, New Jersey.

10.5 Standby Equity Distribution Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.6 Registration Rights Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.7 Placement Agent Agreement, dated as of November 18, 2004, by and between the registrant and Newbridge Securities Corporation, is incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.8 Escrow Agreement, dated as of November 18, 2004, by and among the registrant, Cornell Capital Partners and David Gonzalez, is incorporated by reference to Exhibit 99.4 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.9 Letter Agreement, dated as of November 18, 2004, by and between the registrant and Cornell Capital Partners, is incorporated by reference to Exhibit
99.5 to the registrant's Current Report on Form 8-K filed with the SEC on November 24, 2004.

10.10 Securities Purchase Agreement, dated as of March 2, 2005, by and among the registrant and the Investors named therein is incorporated by reference to
Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

10.11 Registration Rights Agreement, dated as of March 2, 2005, by and among the registrant and the Investors named therein is incorporated by reference to
Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on March 7, 2005.

10.12 Securities Purchase Agreement, dated as of November 17, 2004, by and among the registrant and the Investors named therein.

10.13 Form of Securities  Subscription Agreement is incorporated by reference to
Exhibit 4.1 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.14 Letter Agreement between ARC Communications Inc. and Peter A. Bordes, Jr. dated October 15, 2003 and Nonstatutory Stock Option Agreement, effective as of October 1, 2003, is incorporated by reference to Exhibit 10.2 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.3 Letter Agreement  between ARC  Communications  Inc. and Joel Schwartz dated
January 13, 2004 and Nonstatutory Stock Option Agreement, effective as of January 13, 2004 is incorporated by reference to Exhibit 10.3 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

10.4 Consulting Agreement among ARC Communications Inc., Alliance Advisors and Roccus Capital Partners, LLC dated December 1, 2003 is incorporated by reference to Exhibit 10.4 to Arc's Annual Report on Form 10-KSB for the year ended December 31, 2003.

31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Risk Factors





EXHIBIT 31.1


                                  CERTIFICATION

I, Aaron Dobrinsky, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of RoomLinX, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2005

                                                     -----------------------
                                                     Aaron Dobrinsky
                                                     Chief Executive Officer




EXHIBIT 31.2

                                  CERTIFICATION

I, Francis J. Elenio, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of RoomLinX, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2005

                                                     -----------------------
                                                     Francis J. Elenio
                                                     Chief Financial Officer




EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of RoomLinX, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the "Report"), I, Aaron Dobrinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated results of operations of the Company for the periods presented.

Dated: May 12, 2005

                                                     By: /s/ Aaron Dobrinsky
                                                         -----------------------
                                                         Aaron Dobrinsky
                                                         Chief Executive Officer



This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the annual report of RoomLinX, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the "Report"), I, Francis J. Elenio, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and consolidated results of operations of the Company for the periods presented.

Dated: May 12, 2005

                                                     By: /s/ Francis J. Elenio
                                                         -----------------------
                                                         Francis J. Elenio
                                                         Chief Financial Officer



                                  EXHIBIT 99.1


                                  RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES WILL CONTINUE IN THE FORESEEABLE FUTURE.

         We have never earned a profit. As of December 31, 2004, we had a working capital deficiency and capital deficiency of $1,116,029 and $911,817, respectively. Since our inception, we have invested significant capital to build our organization. We have incurred operating losses since our inception and expect to continue to incur operating losses for at least the next year. We will need to generate significant revenue to become profitable and sustain profitability on a quarterly and annual basis.

         We may not achieve or sustain our revenue or profit goals, and our ability to do so depends on the factors specified elsewhere in "Risk Factors" - as well as on a number of factors outside of our control, including the extent to which:

      o our competitors announce and develop, or lower the prices of, competing services; and

      o prices for our services decrease as a result of reduced demand or competitive pressures.

As a result, we may not be able to increase revenue or achieve profitability on a quarterly and annual basis.

BOTH OUR MANAGEMENT AND OUR INDEPENDENT AUDITORS HAVE EXPRESSED AN OPINION RAISING SUBSTANTIAL DOUBT CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH OPINION MAY MAKE IT MORE DIFFICULT FOR US TO RAISE NEEDED CAPITAL.

         Our independent auditors have expressed an opinion raising substantial doubt concerning our ability to continue as a going concern with respect to our audited financial statements for the years ended December 31, 2004 and 2003. This qualification could materially adversely affect the manner in which third parties do business with us, most notably in connection with the extension of credit and their degree of commitment to any long-term agreements. Actions that may be taken by our suppliers and other creditors to enhance their credit positions could cause us significant additional liquidity problems and could adversely impact our ability to continue doing business. Such a qualification could also make it more difficult for us to obtain capital on acceptable terms, if at all.

WE MAY NEED ADDITIONAL FUNDS WHICH, IF AVAILABLE, COULD RESULT IN INCREASED INTEREST EXPENSES OR ADDITIONAL DILUTION TO OUR STOCKHOLDERS. IF ADDITIONAL FUNDS ARE NEEDED AND ARE NOT AVAILABLE, OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

         At this time, we do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders will be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of common stockholders and the terms of such indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot successfully increase our revenues or raise adequate funds on acceptable terms, we may not be able to continue to fund our operations. We may be required to sell or otherwise dispose of portions of our business in order to improve our cash position. We may not be able to effect such sales on satisfactory terms or at all.

OUR LIMITED CASH RESOURCES WILL LIKELY RESTRICT OUR FLEXIBILITY AND OVERALL OPERATIONS.

         In order for us to continue operating as an independent business entity, it has been necessary for us to implement significant budgetary constraints. These constraints limit our ability to respond to business opportunities or issues as they arise. Since our industry remains in an early stage and its needs are dynamic, our budgetary constraints may adversely affect our ability to respond to market demands and our ability to compete.

WE HAVE ONLY A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE AN INVESTMENT IN OUR COMMON STOCK.

         We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

      o maintain our engineering and support organizations, as well as our distribution channels;

      o     negotiate and maintain favorable usage rates with our vendors;

      o     retain and expand our customer base at profitable rates;

      o recoup our expenses associated with the wireless devices we resell to subscribers;

      o manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;

      o     attract and retain management and technical personnel; and

      o     anticipate  and  respond  to  market   competition  and  changes  in
            technologies as they develop and become available.

We  may  not  be  successful  in  addressing  or  mitigating   these  risks  and
uncertainties, and if we are not successful our business could be significantly and adversely affected.

TO GENERATE INCREASED REVENUE WE WILL HAVE TO INCREASE SUBSTANTIALLY THE NUMBER OF OUR CUSTOMERS, WHICH MAY BE DIFFICULT TO ACCOMPLISH.

         Adding new customers will depend to a large extent on the success of our direct and indirect distribution channels and acquisition strategy, and there can be no assurance that these will be successful. Our customers' experiences may be unsatisfactory to the extent that our service malfunctions or our customer care efforts, including our website and 800 number customer service efforts, do not meet or exceed subscriber expectations. In addition, factors beyond our control, such as technological limitations of the current generation of devices, which may cause our customers' experiences with our service to not meet their expectations, can adversely affect our revenues.

WE MAY ACQUIRE OR MAKE INVESTMENTS IN COMPANIES OR TECHNOLOGIES THAT COULD CAUSE LOSS OF VALUE TO OUR STOCKHOLDERS AND DISRUPTION OF OUR BUSINESS.

         Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

      o failure to integrate the acquired assets and/or companies with our current business;

      o     the price we pay may exceed the value we eventually realize;

      o loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

      o potential loss of key employees from either our current business or the acquired business;

      o     entering   into  markets  in  which  we  have  little  or  no  prior
            experience;

      o     diversion of management's attention from other business concerns;

      o assumption of unanticipated liabilities related to the acquired assets; and

      o the business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

WE HAVE LIMITED RESOURCES AND WE MAY BE UNABLE TO EFFECTIVELY SUPPORT OUR OPERATIONS.

         We must continue to develop and expand our systems and operations in order to remain competitive. We expect this thesis to place strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations for one or more of the following reasons:

      o we may not be able to retain at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

      o we may not be able to dedicate the capital necessary to effectively develop and expand our systems and operations; and

      o we may not be able to expand our customer service, billing and other related support systems.

If we cannot manage our operations effectively, our business and operating results will suffer.

OUR BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR SERVICES AS WELL AS TO DEVELOP NEW SERVICES.

         We believe that our business prospects depend in part on our ability to maintain and improve our current services and to develop new services. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance.

IF WE DO NOT RESPOND EFFECTIVELY AND ON A TIMELY BASIS TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS COULD SUFFER.

         Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with the computer systems of our customers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

      o     effectively using and integrating new technologies;

      o     continuing to develop our technical expertise;

      o     enhancing our engineering and system design services;

      o     developing services that meet changing customer needs;

      o     advertising and marketing our services; and

      o influencing and responding to emerging industry standards and other changes.

WE DEPEND ON RETAINING KEY PERSONNEL. THE LOSS OF OUR KEY EMPLOYEES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Due to the technical nature of our services and the dynamic market in which we compete, our performance depends in part on our retaining key employees. Competitors and others may attempt to recruit our employees. A major part of our compensation to our key employees is in the form of stock option grants. A prolonged depression in our stock price could make it difficult for us to retain our employees and recruit additional qualified personnel.

AN INTERRUPTION IN THE SUPPLY OF PRODUCTS AND SERVICES THAT WE OBTAIN FROM THIRD PARTIES COULD CAUSE A DECLINE IN SALES OF OUR SERVICES.

         In designing, developing and supporting our services, we rely on many third party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

WE MAY FACE INCREASED COMPETITION, WHICH MAY NEGATIVELY IMPACT OUR PRICES FOR OUR SERVICES OR CAUSE US TO LOSE BUSINESS OPPORTUNITIES.

         The market for our services is becoming increasingly competitive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

      o Other wireless high speed internet access providers, such as SDSN, Guest-Tek Wayport, Greentree, Core Communications and StayOnLine;

      o Other viable network carriers, such as SBC, Comcast, Sprint and COX Communications; and

      o     Other   internal   information   technology   departments  of  large
            companies.

Many of our  existing  and  potential  competitors  have  substantially  greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. In addition, we have established strategic relationships with many of our potential competitors. In the event such companies decide to compete directly with us, such relationships would likely be terminated, which could have a material adverse effect on our business and reduce our market share or force us to lower prices to unprofitable levels.

WE MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE MAY INCUR SUBSTANTIAL DEFENSE COSTS AND POSSIBLY SUBSTANTIAL ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS.

         Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may materially adversely affect us by, for example, causing us to enter into costly royalty arrangements or forcing us to incur settlement or litigation costs.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND, AS A RESULT, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS ARE NOT NECESSARILY MEANINGFUL.

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors. These factors include:

      o     the demand for and market acceptance of our services;

      o downward price adjustments by our competitors on services they offer that are similar to ours;

      o     changes in the mix of services sold by our competitors;

      o technical difficulties or network downtime affecting communications generally;

      o the ability to meet any increased technological demands of our customers; and

      o     economic conditions specific to our industry.

Therefore, our operating results for any particular quarter may differ materially from our expectations or those of security analysts and securities traders and may not be indicative of future operating results. The failure to meet expectations may cause the price of our common stock to decline. Since we are susceptible to these fluctuations, the market price of our common stock may be volatile, which can result in significant losses for investors who purchase our common stock prior to a significant decline in our stock price.

RISKS PARTICULAR TO OUR INDUSTRY

THE MARKET FOR OUR SERVICES IS NEW AND HIGHLY UNCERTAIN.

         The market for wireless data services is still emerging and continued growth in demand for and acceptance of these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. If the market for our services does not grow or grows slower than we currently anticipate, our business, financial condition and operating results could be materially adversely affected.

RISKS PARTICULAR TO OUR STOCK PRICE

OUR STOCK PRICE, LIKE THAT OF MANY TECHNOLOGY COMPANIES, MAY BE VOLATILE.

         We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to a variety of factors, including:

      o     announcements of technological or competitive developments;

      o     acquisitions or strategic alliances by us or our competitors;

      o     the gain or loss of a significant customer or order;

      o changes in estimates of our financial performance or changes in recommendations by securities analysts regarding us or our industry;

      o our failure to meet market expectations with respect to any calendar quarter; and

      o     general market or economic conditions.

This risk may be heightened because our industry is new and evolving, characterized by rapid technological change and susceptible to the introduction of new competing technologies or competitors.

         In addition, equity securities of many technology companies have experienced significant price and volume fluctuations. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

         We have never paid or declared any cash dividends on our common stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.