Form 10QSB
period 2005-03-31
ROOMLINX INC
filed 2005-05-19
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                          Commission File No. 000-26213


                                 ROOMLINX, INC.
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of May 16, 2005 was 104,441,799.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

ROOMLINX, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheet as of March 31, 2005

        Condensed Statements of Operations for the Three Months Ended March 31, 2005 and 2004

        Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

        Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        General
        Critical Accounting Policies and Estimates
        Forward-Looking Statements
        Results of Operations
        Liquidity and Capital Resources
        Foreign Currency Exchange Rate Risk
        Recent Accounting Pronouncements

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 RoomLinX, Inc.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

Assets
Current assets:
     Cash                                                               $    347,076
     Accounts receivable and other                                           198,409
     Inventory                                                                13,659
     Work in progress                                                        128,277
     Due from sale of the continuing professional education segment           75,000
     Deferred finance costs                                                  185,502
     Prepaid and other current assets                                         25,478
                                                                        ------------
Total current assets                                                         973,401
Property and equipment, net                                                  148,238
Other assets                                                                  15,489
                                                                        ------------
Total assets                                                            $  1,137,128
                                                                        ============

Liabilities and Capital Deficiency
Current liabilities:
     Accounts payable and accrued expenses                              $    759,907
     Deferred revenue                                                        116,465
     Current portions of obligations under capital lease                     242,200
     Notes payable                                                           258,050
     Convertible debentures                                                  171,111
     Other current liabilities                                                24,321
                                                                        ------------
Total current liabilities                                                  1,572,054

Commitments and contingencies

Capital Deficiency:
     Preferred stock, stated value $.20, 5,000,000 shares authorized;
       720 shares issued and outstanding                                     144,000
     Common stock, $.001 par value, authorized 250,000,000 shares;
       issued and outstanding 104,366,799                                    104,367
     Additional paid-in capital                                           17,927,886
     Accumulated deficit                                                 (18,611,179)
                                                                        ------------
Total capital deficiency                                                    (434,926)
                                                                        ------------
Total liabilities and capital deficiency                                $  1,137,128
                                                                        ============

    The accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                        Three months ended March 31,
                                                           2005              2004
                                                      --------------    --------------
Revenue
   System sales and installation                      $      313,219    $      287,696
   Service, maintenance and usage                            233,820           148,659
                                                      --------------    --------------
                                                             547,039           436,355
                                                      --------------    --------------
Costs and expenses
   System sales and installation                             276,030           251,062
   Service, maintenance and usage                            189,812            51,007
   Sales and marketing                                       160,358           303,466
   General and administrative                                485,554           241,993
   Depreciation                                               32,185            19,858
                                                      --------------    --------------
                                                           1,143,939           867,386
                                                      --------------    --------------
Loss before other costs and expenses                        (596,900)         (431,031)
                                                      --------------    --------------

Other Costs and Expenses
   Interest expense                                         (229,263)          (15,100)
   Foreign exchange                                           27,052             7,085
   Financing costs                                           (34,998)               --
                                                      --------------    --------------
Total other costs and expenses                              (237,209)           (8,015)
                                                      --------------    --------------
Net loss                                              $     (834,109)   $     (439,046)
                                                      ==============    ==============

Basic and diluted loss per share                      $        (0.01)   $        (0.03)
                                                      ==============    ==============
Basic and diluted weighted-average number of common
   shares used to calculate loss per share               104,166,799        14,442,196
                                                      ==============    ==============

    The accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                     For the period ended March 31,
                                                                                         2005              2004
                                                                                    --------------    --------------
Operating activities
     Net loss                                                                       $     (834,109)   $     (439,046)
     Adjustments to reconcile net loss to cash used in operating activities
         Depreciation                                                                       32,185            19,858
         Common stock issued for operating costs                                            90,000           397,400
         Amortization of debt discount                                                     208,244
         Amortization of deferred finance costs                                             34,998
         (Increase) Decrease in accounts receivable                                        (20,350)           95,623
         Increase in inventory & work in progress                                          (59,492)          (29,336)
         Decrease in prepaid and other assets                                                  740             2,077
         Decrease in accounts payable and accrued expenses                                (193,249)         (361,590)
         Increase (Decrease) in deferred revenue                                            70,433            (4,274)
         Decrease in other current liabilities                                              (5,965)           (3,249)
                                                                                    --------------    --------------
Cash used in operating activities                                                         (676,565)         (322,537)

Investing activities
     Purchase of property and equipment                                                         --            (1,074)
                                                                                    --------------    --------------
Cash used in investing activities                                                               --            (1,074)

Financing activities
     Repayment from related parties                                                                         (182,009)
     Proceeds from loan and issuance of warrants                                           120,000
     Repayment of loans payable                                                            (90,000)          (23,139)
     Proceeds from the issuance of convertible debentures and warrants                     993,500
     Repayment convertible debenture                                                       (10,000)
     Common stock sold                                                                                       572,800
                                                                                    --------------    --------------
Cash provided by financing activities                                                    1,013,500           367,652
                                                                                    --------------    --------------

Net increase in cash and cash equivalents                                                  336,935            44,041

Cash, beginning of period                                                                   10,141             7,252
                                                                                    --------------    --------------

Cash, end of period                                                                 $      347,076    $       51,293
                                                                                    ==============    ==============

Cash interest paid                                                                           2,335            11,100
                                                                                    ==============    ==============
Non-cash investing and financing activities
     Issuance of common shares for property and equipment                           $           --    $       56,000
                                                                                    ==============    ==============
     Issuance of common shares on settlement of loans payable                       $           --    $       60,000
                                                                                    ==============    ==============
     Value of warrants issued and beneficial conversion in conjunction with
       loans and convertible debt                                                   $    1,100,000    $           --
                                                                                    ==============    ==============

    See accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B and include the results of RoomLinX, Inc. (the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of March 31, 2005 and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 included in its Form 10-KSB filed with the Securities and Exchange Commission.

The Company sells, installs and services hardware for wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company specializes in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g. The Company utilizes third party contractors to install such hardware and software.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of March 31, 2005, had a working capital deficiency and capital deficiency of $598,653 and $434,926,,respectively. Accordingly, this raises substantial doubt about the Company's ability to continue as a going concern. As of March 31 2005, the Company had $347,076 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity or debt. Additionally, the Company has implemented cost reduction measures in the areas of general and administrative and sales expenses, which includes reduction in staff.

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

Note 2 - Significant Accounting Policies

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

Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net loss the related interest expense. As the Company had a net loss, the impact of the assumed exercise of stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

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

                                                     Three months ended March 31
                                                       2005              2004
                                                  --------------    --------------

Net loss, as reported                             $     (823,478)   $     (439,046)
Deduct: Stock-based employee compensation
 expense included in reported net loss                        --                --

Add: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards                                   (40,000)               --
                                                  --------------    --------------

Pro forma net loss                                $     (863,478)   $     (439,046)
                                                  ==============    ==============

Loss per share - basic and diluted, as reported   $        (0.01)   $        (0.03)
                                                  ==============    ==============

Pro forma loss per share - basic and diluted      $        (0.01)   $        (0.03)
                                                  ==============    ==============

Note 5 - Notes Payable

The Company received $320,000 ($150,000 from officers and certain stockholders) in exchange for $320,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,600,000 shares of common stock at $0.10 per share. The Company has reflected a $69,500 debt discount relating to the fair value of the warrants issued. As of March 31, 2005 $47,550 of the discount has been amortized, $37,133 of which has been amortized during the quarter ended March 31, 2005. The remaining balance will be amortized over the term of the notes. The notes begin to mature in May 2005. In March 2005, the Company repaid $40,000 of the notes with accrued interest of $945.

Note 6 - Convertible Debenture

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures and warrants. The Company received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, included accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $332,558 debt discount relating to the fair value of the warrants issued. Additionally, the debentures contain a beneficial conversion feature, which has been calculated in the amount of $767,442 and has been reflected as a reduction to the debentures payable. This amount is being amortized as interest expense over the life of the debenture. As of March 31 2005, $171,111 of the discount and beneficial conversion has been amortized. The remaining balance will be amortized over the term of the debentures. Net proceeds of the financing are to be used for working capital, capital expenditures and potential acquisitions.

The Company agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $114,000 deferred finance cost related to the fair value of warrants issued. As of March 31, 2005, $18,431 of the deferred finance cost has been amortized. The remaining balance will be amortized over the term of the debentures.

Note 7 - Segment Disclosures

The Company manages it operations in one business segment, the provision of wireless high-speed Internet network solutions to hotels, conference centers and commercial buildings. The Company attributes revenue among geographical areas based on the location of the customers involved. The following table presents a summary of total revenues by geographical region:

                         Three Months Ended
                              March 31,
                          2005         2004
                      ----------   ----------
      United States   $  511,287   $  393,437
      Canada              35,752       42,918
                      ----------   ----------
                      $  547,039   $  436,355
                      ==========   ==========

The following table presents a summary of property and equipment by geographical region:

                             March 31,
                               2005
                            ----------
            United States   $   90,240
            Canada              57,998
                            ----------
                            $  148,238
                            ==========

Note 8 - Subsequent Events

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

System sales and installation revenue. System sales and installation revenue increased to $313,000 for the quarter ended March 31, 2005 from $288,000 for the quarter ended March 31, 2004. During the quarter ended March 31, 2005, we obtained 12 new customers as compared to 9 in the same period last year; revenue increased due to increase volume of installations while the average size of the customers added decreased. During the quarter ended March 31, 2005, the average revenue per customer was approximately $26,000 as compared to $32,000 during the same period last year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period. We expect the system sales and installation revenue to increase during the remainder of 2005 as we continue to expand our customer base.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $234,000 for the quarter ended March 31, 2005 from $149,000 for the quarter ended March 31, 2004. The increase was due to an increase in the number of customers we service on a recurring basis to 89, or 21,078 rooms as of March 31, 2005 as compared to 57 or 11,323 rooms as of March 31, 2004. We anticipate that service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase our customer base.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $276,000 for the quarter ended March 31, 2005 from $251,000 for the quarter ended March 31, 2004. The increase was primarily attributable to the corresponding increase in revenue. Such costs increased as a percentage of revenue during the current period as compared to the same period last year. The increase is attributable to increased costs of equipment as well as the reduced average installation size of each project during the current quarter. We anticipate that cost of system sales and installation revenue will increase during the remainder of 2005 as we continue to expand our customer base.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $190,000 for the quarter ended March 31, 2005 from $51,000 for the quarter ended March 31, 2004. Such increase is primarily attributable to the increased support costs and corresponding revenue. We anticipate that cost of service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase service, maintenance and usage revenues.

Sales and marketing. Sales and marketing expense decreased by $143,000 to $160,000 during the quarter ended March 31, 2005 from $303,000 for the quarter ended March 31, 2004. Such decrease is attributable to a decrease in personnel and personnel related costs of $95,000, which includes non-cash share based compensation of $129,000 during the quarter ended March 31, 2004, as well as decreased advertising costs of $44,000. We have implemented certain cost control measures during 2005, including reductions in staff.

General and administrative. General and administrative expense increased by $244,000 to $486,000 for the quarter ended March 31, 2005 from $242,000 for the quarter ended March 31, 2004. The increase is attributable to increased personnel and personnel related costs of $127,000, which includes non-cash employee compensation of $20,000 during the quarter ended March 31, 2004, office related expenses such as rent, telephone and supplies of $56,000, and travel and professional fees of $61,000. We have implemented certain cost control measures during 2005, including reductions in staff.

Depreciation of property and equipment. Depreciation of property and equipment increased by $12,000 to $32,000 for the quarter ended March 31, 2005 from $20,000 for the quarter ended March 31, 2004. The increase is primarily related to a change in estimate with respect to certain equipment which is maintained at certain customer locations. Effective January 1, 2005, the net book value of these assets will be depreciated on a straight line basis over the remaining life of the contracts with such customers. We anticipate amortization of property and equipment will decrease as a percentage of total revenue as we do not expect major capital expenditures during the remainder of 2005 and certain customer contracts will come to maturity.

Interest expense. Interest expense increased by $214,000 to $229,000 for the quarter ended March 31, 2005 from $15,000 for the quarter ended March 31, 2004. The increase is attributable to amortization of debt discount of $208,000. We expect that interest expense may increase during the next two quarters as we continue to amortize the debt discount and the interest expense relating to the $1,100,000 of convertible debt issued during the quarter ended March 31, 2005.

Foreign exchange. Foreign exchange income increased $20,000 to $27,000 during the quarter ended March 31, 2005 from $7,000 during the quarter ended March 31, 2004. The increased income primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur certain operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2005. (See - "Foreign Currency Exchange Rate Risk")

Financing costs. Financing costs during the quarter ended March 31, 2005 were $35,000. Such costs related to the amortization of deferred finance costs related to the issuance of the $1,100,000 convertible debenture during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and notes payable, which resulted in aggregate net proceeds of approximately $7.8 million through March 31, 2005. On June 28, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, pay accrued expenses and for other working capital purposes.

We have incurred significant operating losses since our inception and as of March 31, 2005 had a working capital deficiency and capital deficiency of $598,653 and $434,926, respectively. Accordingly, this raises substantial doubt about our ability to continue as a going concern. During the quarter ended March 31, 2005, we incurred a net loss of $834,000 and used $677,000 of cash to fund operating activities. As of March 31, 2005 we had $347,000 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things, obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will be cash flow positive. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. Additionally, we have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

On March 3, 2005, the Company closed a bridge financing transaction with 17 accredited investors (collectively, the "Investors"), pursuant to which the Company sold and issued to the Investors $1.1 million aggregate principal amount of convertible debentures (the "Convertible Debentures") and warrants (the "Warrants") to purchase 9,533,333 shares of the Company's Common Stock.

Net cash used in operating activities was $677,000 for the three months ended March 31, 2005. The principal use of cash was to fund our losses from operations. During the period, cash used for operating activities included an increase in inventory and work in progress of $59,000, and a decrease in accounts payable and accrued expenses of $193,000.

During the three months ended March 31, 2005, the Company did not purchase any property or equipment or invest in any other investing activity.

Net cash provided by financing activities was $1,120,000 for the three months ended March 31, 2005. The cash provided by financing activities primarily resulted from the issuance of $1,100,000 of convertible debentures. During the remainder of 2005, we will likely seek to provide cash in financing activities through the sale of additional debt and equity securities, as described below.

As of March 31, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases and convertible debt, which totaled $1,801,000. As of March 31, 2005, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $0 and $179,000, respectively, of which $66,000 is payable on non-cancelable operating leases in the remainder of 2005. The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                           Less than                                     After 5
March 31, (in thousands)                      Total          1 Year       1 - 3 Years    4 - 5 Years      Years
                                           ------------   ------------   ------------   ------------   ------------
Contractual Obligations:

      Capital lease obligations            $        242   $        242   $         --   $         --   $         --

      Loan payable                                  280            280             --             --             --

      Convertible debentures                      1,100          1,100             --             --             --

      Operating lease obligations                   179             66            113             --             --
                                           ------------   ------------   ------------   ------------   ------------

      Total contractual cash obligations   $      1,801   $      1,688   $        113   $         --   $         --
                                           ============   ============   ============   ============   ============

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

On March 3, 2005, we closed a privately placed bridge financing of convertible debentures and warrants. We received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that we close a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. We also agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. We subsequently named the placement agent as our financial advisor. Net proceeds of the financing are to be used for working capital, capital expenditures and potential acquisitions. In connection with this transaction, we agreed to register the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. If the registration statement is not timely filed, or declared effective within 90 days after filing with the SEC or, if after the registration statement is first declared effective by the SEC it ceases for any reason to remain continuously effective for more than 20 consecutive calendar days or more than 40 calendar days during any 12 month period, we will be required to pay specified liquidated damages to the investors as set forth in a registration rights agreement.

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relating to our Vancouver, British Columbia, Canada office, are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the quarter ended March 31, 2005, as a result of depreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency income of approximately $27,000. In the event the Canadian dollar continues to depreciate in 2005 we will experience additional foreign currency income. Holding all other variables constant and on a hypothetical basis, a further 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2005 would result in approximately $29,000 in foreign currency income for the year. Conversely, a 10% increase over 2005 would result in approximately $20,000 in foreign currency income for the year.

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

                           PART II - OTHER INFORMATION

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds

On February 17, 2005, in connection with the consulting services related to the merger of RoomLinX and Arc, the Company issued 250,000 shares of common stock to designees of Rodman & Renshaw. Additionally, on February 17, 2005, the Company issued 125,000 shares of common stock to an individual as consideration relating to investor relation services provided to the Company. On March 3, 2005, the Company closed a privately placed bridge financing of convertible debentures and warrants. The Company received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that the Company closes a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. The Company also issued to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share.

These securities were issued in private placements of securities exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. In these transactions, the Company understands that:

      o     each investor (an "Investor") was an "accredited investor";

      o the shares were purchased by each Investor for such Investor's own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

      o each Investor understood that the shares of common stock issued to such Investor were not registered under the Act or any state securities laws; and

      o each Investor acknowledged that the Investor may not transfer such Investor's securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

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

Date: May 19, 2005

ROOMLINX, INC.


By:  /s/ Aaron Dobrinsky
     ------------------------------
     Aaron Dobrinsky
     Chief Executive Officer