Form 10QSB
period 2005-06-30
ROOMLINX INC
filed 2005-09-13
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the Issuer's common stock as of September 9, 2005 was 132,075,669.

Transitional Small Business Disclosure Format (Check one):|_| Yes |X| No

ROOMLINX, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Condensed Balance Sheet as of June 30, 2005

      Condensed Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

      Condensed Statements of Cash Flows for the Three and Six Months Ended June 30, 2005 and 2004

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

Item 6. Exhibits

Signatures

                          PART I. FINANCIAL INFORMATION

RoomLinX, Inc.

                                  Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

Assets
Current assets:
     Cash                                                               $     36,913
     Accounts receivable and other                                           147,937

     Inventory                                                                87,254

     Work in progress                                                         12,154
     Due from sale of the continuing professional education segment           75,000

     Deferred finance costs                                                   73,826

     Prepaid and other current assets                                         18,762
                                                                        ------------
Total current assets                                                         451,846
Property and equipment, net                                                  117,574
Other assets                                                                  15,489
                                                                        ------------
Total assets                                                            $    584,909
                                                                        ============

Liabilities and Capital Deficiency
Current liabilities:
     Accounts payable and accrued expenses                              $    948,339
     Deferred revenue                                                        167,168
     Current portions of obligations under capital lease                     245,316
     Notes payable                                                           279,550
     Convertible debentures                                                  727,222

     Other current liabilities                                                25,668
                                                                        ------------
Total current liabilities                                                  2,393,263

Commitments and contingencies

Capital Deficiency:
     Preferred stock, stated value $.20, 5,000,000 shares authorized;
       720,000 shares issued and outstanding                                 144,000
     Common stock, $.001 par value, authorized 250,000,000 shares;
       issued and outstanding 104,441,799                                    104,442
     Additional paid-in capital                                           17,935,311
     Accumulated deficit                                                 (19,992,107)
                                                                        ------------
Total capital deficiency                                                  (1,808,354)
                                                                        ------------
Total liabilities and capital deficiency                                $    584,909
                                                                        ============

    The accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                      Three months ended June 30,       Six months ended June 30,
                                                   ------------------------------    ------------------------------
                                                        2005             2004             2005             2004
                                                   -------------    -------------    -------------    -------------
Revenue
  System sales and installation                    $     278,928    $     240,347    $     618,535    $     528,043
  Service, maintenance and usage                         220,641          175,221          428,903          323,880
                                                   -------------    -------------    -------------    -------------
                                                         499,569          415,568        1,047,438          851,923
                                                   -------------    -------------    -------------    -------------
Costs and expenses
  System sales and installation                          239,814          172,479          515,843          423,541
  Service, maintenance and usage                         144,145          160,773          333,957          211,779
  Sales and marketing                                    181,966          251,974          342,324          555,439
  General and administrative                             544,173          151,109        1,030,227          390,240
  Depreciation                                            30,663           20,760           62,849           40,618
                                                   -------------    -------------    -------------    -------------
                                                       1,140,761          757,095        2,285,200        1,621,617
                                                   -------------    -------------    -------------    -------------
Loss before other costs and expenses                    (641,192)        (341,527)      (1,237,762)        (769,694)
                                                   -------------    -------------    -------------    -------------

Other Costs and Expenses
  Interest expense                                      (615,830)         (13,175)        (845,093)         (28,275)
  Foreign exchange (loss) income                         (12,508)           1,074           14,544            8,159
  Reorganization costs                                        --       (6,364,996)              --       (6,364,996)
  Financing costs                                       (110,848)              --         (146,676)              --
                                                   -------------    -------------    -------------    -------------
Total other costs and expenses                          (739,186)      (6,377,097)        (977,225)      (6,385,112)
                                                   -------------    -------------    -------------    -------------
Net loss                                           $  (1,380,378)   $  (6,718,624)   $  (2,214,987)   $  (7,154,806)
                                                   =============    =============    =============    =============

Basic and diluted loss per share                   $       (0.01)   $       (0.10)   $       (0.02)   $       (0.12)
                                                   =============    =============    =============    =============
Basic and diluted weighted-average number of
  common shares used to calculate loss per share     104,415,425       65,913,288      104,291,799       60,206,917
                                                   =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                             For the period ended June 30,
                                                                                  2005           2004
                                                                              -----------    -----------
Operating activities
     Net loss                                                                 $(2,214,987)   $(7,154,806)
     Adjustments to reconcile net loss to cash used in operating activities
        Depreciation                                                               62,849         40,618
        Common stock issued for operating costs                                    97,500        169,575
        Common stock and warrants issued for reorganization costs                      --      6,364,996
        Amortization of debt discount                                             785,855             --
        Amortization of deferred finance costs                                    146,675             --
        Amortization of capital lease obligation                                       --         (7,689)
        Decrease (Increase) in accounts receivable                                 30,122        (45,970)
        Increase in inventory & work in progress                                  (16,964)      (134,468)
        Decrease in prepaid and other assets                                        7,456         18,672
        Decrease in accounts payable and accrued expenses                          (4,818)      (104,220)
        Increase in deferred revenue                                              121,137        228,937
        (Decrease) Increase in other current liabilities                           (1,553)        14,638
                                                                              -----------    -----------
Cash used in operating activities                                                (986,728)      (609,717)

Investing activities
     Proceeds from merger                                                              --        711,117
     Purchase of property and equipment                                                --         (8,692)
                                                                              -----------    -----------
Cash provided by investing activities                                                  --        702,425

Financing activities
     Repayment from related parties                                                    --        (72,009)
     Proceeds from loan and issuance of warrants                                  120,000             --
     Repayment of loans payable                                                   (90,000)       (23,139)
     Proceeds from the issuance of convertible debentures and warrants            993,500             --
     Repayment convertible debenture                                              (10,000)            --
     Common stock sold                                                                 --        582,800
                                                                              -----------    -----------
Cash provided by financing activities                                           1,013,500        487,652
                                                                              -----------    -----------

Net increase in cash and cash equivalents                                          26,772        580,360

Cash, beginning of period                                                          10,141          7,252
                                                                              -----------    -----------

Cash, end of period                                                           $    36,913    $   587,612
                                                                              ===========    ===========

Cash interest paid                                                                  2,335         10,000
                                                                              ===========    ===========

Non-cash investing and financing activities
     Issuance of common shares for property and equipment                     $        --    $    56,000
                                                                              ===========    ===========
     Issuance of common shares on settlement of loans payable                 $        --    $    60,000
                                                                              ===========    ===========
     Value of warrants issued and beneficial conversion in conjunction with
        loans and convertible debt                                            $ 1,100,000    $        --
                                                                              ===========    ===========

    See accompanying notes are an integral part of these financial statements

                                 RoomLinX, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B and include the results of RoomLinX, Inc. (the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of June 30, 2005 the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the six month periods ended June 30, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 included in its Form 10-KSB filed with the Securities and Exchange Commission.

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of June 30, 2005, had a working capital deficiency and capital deficiency of $1,941,417 and $1,808,354, respectively. Accordingly, this raises substantial doubt about the Company's ability to continue as a going concern. As of June 30 2005, the Company had $36,913 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity or debt. Additionally, the Company has implemented cost reduction measures in the areas of general and administrative and sales expenses, which includes reduction in staff.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date and, based on an assessment of current creditworthiness, management estimates the portion, if any, of the balance that will not be collected. The Company reviews its valuation allowance on a quarterly basis.

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

Note 4 - Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using the intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", using a fair value approach.

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

                                                    Three months ended June 30,        Six months ended June 30,
                                                    ---------------------------     --------------------------------
                                                        2005            2004              2005               2004
                                                    -----------     -----------     -------------      -------------
Net loss, as reported                               $(1,380,378)    $(6,718,624)    $  (2,214,987)     $  (7,073,806)
Deduct:  Stock-based employee compensation
expense included in reported net loss

Add:  Total stock-based employee compensation
expense determined under fair value based
method for all awards                                        --              --           (40,000)                --
                                                    -----------     -----------     -------------      -------------

Pro forma net loss                                  $(1,380,378)    $(6,718,624)    $  (2,254,987)     $  (7,073,806)
                                                    ===========     ===========     =============      =============

Loss per share - basic and diluted, as reported     $     (0.01)    $     (0.10)    $       (0.02)     $       (0.12)
                                                    ===========     ===========     =============      =============

Pro forma loss per share - basic and diluted        $     (0.01)    $     (0.10)    $       (0.02)     $       (0.12)
                                                    ===========     ===========     =============      =============

Weighted Average Shares Outstanding                 104,415,425      65,913,288       104,291,799         60,206,917
                                                    ===========     ===========     =============      =============

Note 5 - Notes Payable

The Company received $320,000 ($150,000 from officers and certain stockholders) in exchange for $320,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,600,000 shares of common stock at $0.10 per share. The Company has reflected a $69,500 debt discount relating to the fair value of the warrants issued. As of June 30, 2005 $69,050 of the discount has been amortized, $21,500 and $58,633 of which has been amortized during the three and six months ended June 30, 2005, respectively. The remaining balance will be amortized over the term of the notes. The notes began to mature in May 2005. The Company is currently in default on these notes however as of June 30, 2005 no noteholder has provided the Company with written notification to impose the default interest rate of 18% per annum from the date of default. In March 2005, the Company repaid $40,000 of the notes with accrued interest of $945. Accrued interest on these notes as of June 30, 2005 was $15,453.

Note 6 - Convertible Debenture

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures and warrants. The Company received $1.1 million in cash and issued $1.1 million aggregate principal amount of debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1.0 million. The debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $332,558 debt discount relating to the fair value of the warrants issued. Additionally, the debentures contain a beneficial conversion feature, which has been calculated in the amount of $767,442 and has been reflected as a reduction to the debentures payable. This amount is being amortized as interest expense over the life of the debenture. For the six months ended June 30, 2005, $727,222 of the discount and beneficial conversion has been amortized, $556,111 of which has been amortized during the quarter ended June 30, 2005. The remaining balance will be amortized over the term of the debentures. Net proceeds of the financing are to be used for working capital, capital expenditures and potential acquisitions.

The Company agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $114,000 deferred finance cost related to the fair value of warrants issued. For the six months ended June 30, 2005, $76,267 of the deferred finance cost has been amortized, $57,836 of which has been amortized during the quarter ended June 30, 2005. The remaining balance will be amortized over the term of the debentures.

Note 7 - Segment Disclosures

The Company manages it operations in one business segment, the provision of wireless high-speed Internet network solutions to hotels, conference centers and commercial buildings. The Company attributes revenue among geographical areas based on the location of the customers involved. The following table presents a summary of total revenues by geographical region:

                           Three Months Ended               Six Months Ended
                                                June 30,
                             2005           2004           2005           2004
                         ----------     ----------     ----------     ----------
United States            $  475,476     $  359,115     $  987,592     $  752,526
Canada                       24,093         56,453         59,846         99,397
                         ----------     ----------     ----------     ----------
                         $  499,569     $  415,568     $1,047,438     $  851,923
                         ==========     ==========     ==========     ==========

The following table presents a summary of property and equipment by geographical region:

                                       June 30,
                                  2005          2004
                                --------      --------
United States                   $ 59,651      $162,692
Canada                            57,923        75,190
                                --------      --------
                                $117,574      $237,882
                                ========      ========

Note 8 - Subsequent Events

On August 10, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, a wholly-owned subsidiary of the Company ("Subcorp") and SuiteSpeed, Inc. ("SuiteSpeed") pursuant to which, concurrent with the execution of the Merger Agreement (a) Subcorp merged with and into SuiteSpeed, (b) SuiteSpeed became a wholly-owned subsidiary of the Company, (c) the Company issued a total of 21,450,000 shares of its Common Stock to the stockholders of SuiteSpeed and (d) the Company issued a total of 6,183,870 shares of its Common Stock to cancel certain indebtedness of SuiteSpeed to its principal stockholder, Michael Wasik.

      Pursuant to the Merger Agreement, Michael Wasik assumed the title of Executive Vice President of the Wireless LAN Division of the Company. At the closing, he entered into an employment agreement with a two year term providing for base salary of $150,000 and stock options covering 1,000,000 shares of the Company's common stock immediately exercisable at an option price equal to $0.026 per share.

      SuiteSpeed is a provider of high-speed wireless Internet access solutions to hotels. SuitesSpeed's results of operations for the periods on and after the closing will be included in the Company's results.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004

System sales and installation revenue. System sales and installation revenue increased to $279,000 for the quarter ended June 30, 2005 from $240,000 for the quarter ended June 30, 2004. During the quarter ended June 30, 2005, we obtained 7 new customers as compared to 8 in the same period last year; the revenue increase was due to the average size of the customers added. During the quarter ended June 30, 2005, the average revenue per customer was approximately $40,000 as compared to $30,000 during the same period last year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period. We expect the system sales and installation revenue to increase during the remainder of 2005 as we continue to expand our customer base and as we integrate SuiteSpeed into our business offerings.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $221,000 for the quarter ended June 30, 2005 from $175,000 for the quarter ended June 30, 2004. The increase was due to an increase in the number of customers we service on a recurring basis to 96, or 21,971 rooms as of June 30, 2005 as compared to 67 or 17,999 rooms as of June 30, 2004. We anticipate that service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase our customer base and as we reflect SuiteSpeed's operations.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $240,000 for the quarter ended June 30, 2005 from $172,000 for the quarter ended June 30, 2004. The increase was primarily attributable to the corresponding increase in revenue. Such costs increased as a percentage of revenue during the current period as compared to the same period last year. The increase in such costs is attributable to increased costs of equipment. . We anticipate that cost of system sales and installation revenue will increase during the remainder of 2005 as we continue to expand our customer base.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue decreased to $144,000 for the quarter ended June 30, 2005 from $161,000 for the quarter ended June 30, 2004. Such decrease is primarily attributable to the decreased support costs as a result of obtaining favorable pricing from our outsourced call center as our customer base increased. We anticipate that cost of service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase service, maintenance and usage revenues.

Sales and marketing. Sales and marketing expense decreased by $70,000 to $182,000 during the quarter ended June 30, 2005 from $252,000 for the quarter ended June 30, 2004. Such decrease is attributable to a decrease in advertising costs of $41,000, a decrease in personnel and personnel related costs of $23,000 and a decrease in travel and entertainment costs of $6,000. We have implemented certain cost control measures during 2005, including reductions in staff.

General and administrative. General and administrative expense increased by $393,000 to $544,000 for the quarter ended June 30, 2005 from $151,000 for the quarter ended June 30, 2004. The increase is attributable to increased personnel and personnel related costs of $211,000, office related expenses such as rent, telephone and supplies of $56,000, and travel and professional fees of $126,000. We have implemented certain cost control measures during 2005, including reductions in staff.

Depreciation of property and equipment. Depreciation of property and equipment increased by $10,000 to $31,000 for the quarter ended June 30, 2005 from $21,000 for the quarter ended June 30, 2004. The increase is primarily related to a change in estimate with respect to certain equipment which is maintained at certain customer locations. Effective January 1, 2005, the net book value of these assets are being depreciated on a straight line basis over the remaining life of the contracts with such customers. We anticipate amortization of property and equipment will decrease as a percentage of total revenue as we do not expect major capital expenditures during the remainder of 2005 and certain customer contracts will come to maturity.

Interest expense. Interest expense increased by $603,000 to $616,000 for the quarter ended June 30, 2005 from $13,000 for the quarter ended June 30, 2004. The increase is primarily attributable to amortization of debt discount of $578,000. We expect that interest expense may increase during the next two quarters as we continue to amortize the debt discount and the interest expense relating to the $1,100,000 of convertible debt issued during the quarter ended March 31, 2005.

Foreign exchange. Foreign exchange loss was $13,000 during the quarter ended June 30, 2005 as compared to foreign exchange income of $1,000 during the quarter ended June 30, 2004. The fluctuation primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur certain operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2005. (See - "Foreign Currency Exchange Rate Risk")

Reorganization costs. In connection with the merger with Arc, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of Arc's common stock on the date of the merger agreement and the net assets of Arc.

Financing costs. Financing costs during the quarter ended June 30, 2005 were $111,000. Such costs related to the amortization of deferred finance costs related to the issuance of the $1,100,000 aggregate principal amount of convertible debenture during March 2005.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

System sales and installation revenue. System sales and installation revenue increased to $619,000 for the six months ended June 30, 2005 from $528,000 for the six months ended June 30, 2004. During the six month period ended June 30, 2005, we obtained 19 new customers as compared to 17 in the same period last year; revenue increased due to the increased volume of installations while the average revenue per customer increased to approximately $33,000 for the six months ended June 30, 2005 as compared to approximately $31,000 for the same period last year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $429,000 for the six months ended June 30, 2005 from $324,000 for the six months ended June 30, 2004. The increase was due to an increase in the number of customers we service on a recurring basis to 96, or 21,971 rooms as of June 30, 2005, an increase of 2,705 rooms during the six months ended June 30, 2005 as compared to 67 or 17,999 rooms as of June 30, 2004.

Cost of system sales and installation revenue. Cost of system sales and installation revenue increased to $516,000 for the six months ended June 30, 2005 from $423,000 for the six months ended June 30, 2004. The increase was primarily attributable to the corresponding increase in revenue. Such costs remained constant as a percentage of revenue during the current period as compared to the same period last year.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $334,000 for the six months ended June 30, 2005 from $211,000 for the six months ended June 30, 2004. Such increase is primarily attributable to the increased support costs and corresponding revenue, which was partially offset by obtaining favorable pricing from our outsourced call center as our customer base increased.

Sales and marketing. Sales and marketing expense decreased by $213,000 to $342,000 during the six months ended June 30, 2005 from $555,000 for the six months ended June 30, 2004. Such decrease is attributable to a decrease in personnel and personnel related costs of $122,000, a decrease in advertising costs of $70,000, and a decrease in travel and entertainment costs of $25,000, which was partially offset by an increase in commissions of $4,000.

General and administrative. General and administrative expense increased by $640,000 to $1,030,000 for the six months ended June 30, 2005 from $390,000 for the six months ended June 30, 2004. The increase is attributable to increased personnel and personnel related costs of $347,000, office related expenses such as rent, telephone and supplies of $115,000, and travel and professional fees of $178,000.

Depreciation of property and equipment. Depreciation of property and equipment increased by $22,000 to $63,000 for the six months ended June 30, 2005 from $41,000 for the six months ended June 30, 2004. The increase is primarily related to a change in estimate with respect to certain equipment which is maintained at certain customer locations. Effective January 1, 2005, the net book value of these assets are being depreciated on a straight line basis over the remaining life of the contracts with such customers.

Interest expense. Interest expense increased by $817,000 to $845,000 for the six months ended June 30, 2005 from $28,000 for the six months ended June 30, 2004. The increase is primarily attributable to amortization of debt discount of $786,000. We expect that interest expense may increase during the next two quarters as we continue to amortize the debt discount and the interest expense relating to the $1,100,000 of convertible debt issued during the quarter ended March 31, 2005.

Foreign exchange. Foreign exchange income increased $7,000 to $15,000 during the six months ended June 30, 2005 from $8,000 during the six months ended June 30, 2004. The increased income primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar.

Reorganization costs. In connection with the merger with Arc Communications, Inc. the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of Arc's common stock on the date of the merger agreement and the net assets of Arc.

Financing costs. Financing costs during the six months ended June 30, 2005 were $147,000. Such costs related to the amortization of deferred finance costs related to the issuance of the $1,100,000 aggregate principal amount of convertible debenture during March 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and notes payable, which resulted in aggregate net proceeds of approximately $7.8 million through June 30, 2005. On June 28, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, pay accrued expenses and for other working capital purposes.

We have incurred significant operating losses since our inception and as of June 30, 2005 had a working capital deficiency and capital deficiency of $1,941,000 and $1,808,000, respectively. Accordingly, this raises substantial doubt about our ability to continue as a going concern. During the quarter ended June 30, 2005, we incurred a net loss of $1,380,000 and used $310,000 of cash to fund operating activities. As of June 30, 2005 we had $37,000 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things, obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will be cash flow positive. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. Additionally, we have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

On March 3, 2005, the Company closed a bridge financing transaction with 17 accredited investors (collectively, the "Investors"), pursuant to which the Company sold and issued to the Investors $1.1 million aggregate principal amount of convertible debentures (the "Convertible Debentures") and warrants (the "Warrants") to purchase 9,533,333 shares of the Company's Common Stock.

Net cash used in operating activities was $987,000 for the six months ended June 30, 2005. The principal use of cash was to fund our losses from operations. During the period, cash used for operating activities included an increase in inventory and work in progress of $17,000, and a decrease in accounts payable and accrued expenses of $5,000.

During the six months ended June 30, 2005, the Company did not purchase any property or equipment or invest in any other investing activity.

Net cash provided by financing activities was $1,014,000 for the six months ended June 30, 2005. The cash provided by financing activities primarily resulted from the issuance of $1,100,000 of convertible debentures. During the remainder of 2005, we will likely seek to provide cash in financing activities through the sale of additional debt and equity securities, as described below.

As of June 30, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases and convertible debt, which totaled $1,784,000. As of June 30, 2005, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $242,000 and $162,000, respectively, of which $308,000 is payable on non-cancelable operating leases in the remainder of 2005. The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                                Less than                                  After 5
June 30, (in thousands)                            Total         1 Year      1 - 3 Years   4 - 5 Years     Years
                                                   ------       ---------    -----------   -----------     ------
Contractual Obligations:
      Capital lease obligations                    $  242        $  242        $   --        $   --        $   --
      Loan payable                                    280           280            --            --            --
      Convertible debentures                        1,100         1,100            --            --            --
      Operating lease obligations                     162            66            96            --            --
                                                   ------        ------        ------        ------        ------

      Total contractual cash
      obligations                                  $1,784        $1,688        $   96        $   --        $   --
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

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relating to our Vancouver, British Columbia, Canada office, are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the quarter ended June 30, 2005, as a result of appreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency loss of approximately $13,000. Holding all other variables constant and on a hypothetical basis, a further 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2005 would result in approximately $8,000 in foreign currency income for the year. Conversely, a 10% increase over 2005 would result in approximately $3,000 in foreign currency loss for the year.

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

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2005, the Company issued 75,000 shares of common stock to an individual as consideration relating to investor relation services provided to the Company.

These securities were issued in a private placement of securities exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. In these transactions, the Company understands that:

      o     the investor ("Investor") was an "accredited investor";

      o the shares were purchased by the Investor for the Investor's own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;

      o the Investor understood that the shares of common stock issued to the Investor were not registered under the Act or any state securities laws; and

      o the Investor acknowledged that the Investor may not transfer such Investor's securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

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

Date:  September 13, 2005

ROOMLINX, INC.


By:  /s/ Aaron Dobrinsky
     -----------------------
     Aaron Dobrinsky
     Chief Executive Officer