Form 10QSB
period 2005-09-30
ROOMLINX INC
filed 2006-09-21
CIK 1021096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 - W. 6th Ave., Unit N, Broomfield, Colorado 80020
(Address of principal executive offices)

(303) 544-1111
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of shares outstanding of the Issuer's common stock as of September 21, 2006 was 132,868,383.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒  No

ROOMLINX, INC.

Index

PART I. FINANCIAL INFORMATION

Index

RoomLinX, Inc.
Consolidated Balance Sheet
September 30, 2005
(Unaudited)

Assets
Current assets:
Cash	$116,702
Accounts receivable	145,783
Work in progress	189,106
Prepaid and other current assets	35,953
Total current assets	487,544

Property and equipment, net	329,269
Goodwill	1,451,288
Other assets	15,489
Total assets	$2,283,590

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,165,348
Deferred revenue	710,947
Current portions of obligations under capital lease	238,449
Officers and shareholder notes	280,000
Convertible debentures	1,100,000
Notes payable	365,000
Other current liabilities	90,396
Total current liabilities	3,950,140

Commitments and contingencies

Stockholders' (Deficit):
Preferred stock, $.20 stated value, 5,000,000 shares authorized; 720,000 shares issued and outstanding	144,000
Common stock, $.001 par value, authorized 250,000,000 shares; issued and outstanding 132,868,383	132,868
Additional paid-in capital	18,658,462
Accumulated (deficit)	(20,601,880)
Total Stockholders' (Deficit)	(1,666,550)
Total liabilities and Stockholders' (Deficit)	$2,283,590

The accompanying notes are an integral part of these financial statements.

Index

RoomLinX, Inc.
Consolidated Statements of Operation
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Revenue
System sales and installation	177,311	421,699	795,846	949,719
Service, maintenance and usage	460,374	202,487	889,277	526,367
	637,685	624,186	1,685,123	1,476,086
Costs and expenses
System sales and installation	114,434	327,030	630,277	750,570
Service, maintenance and usage	157,895	70,305	491,852	253,627
Sales and marketing	71,056	213,867	413,380	726,817
General and administrative	371,431	659,368	1,401,658	1,120,557
Depreciation	70,989	27,240	133,838	67,858
	785,805	1,297,810	3,071,005	2,919,429
(Loss) before other costs and expenses	(148,120)	(673,624)	(1,385,882)	(1,443,343)

Other Costs and Expenses
Write down of assets	(72,968)	-	(72,968)	-
Interest expense	(439,455)	(8,853)	(1,284,548)	(37,128)
Foreign exchange	18,093	(30,474)	32,637	(22,315)
Reorganization costs	-	-	-	(6,364,996)
Financing costs	32,676	-	(114,000)	(478,850)
Total other costs and expenses	(461,654)	(39,327)	(1,438,879)	(6,903,289)
Net (loss)	(609,774)	(712,951)	(2,824,761)	$(8,346,632)

Basic and diluted (loss) per share	(0.01)	(0.01)	(0.03)	(0.11)

Weighted-average number of common shares - basic and diluted	115,174,703	102,504,456	109,772,467	74,409,010

The accompanying notes are an integral part of these financial statements.

Index

RoomLinX, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Operating Activities
Cash (used in) operating activities	(975,678)	(1,015,827)

Investing activities
Proceeds from merger	-	711,117
Cash received in Merger	12,042	-
Purchase of fixed assets	-	(19,073)
	12,042	692,044

Financing activities
(Repayment) proceeds from officers and shareholder loans	30,000	(72,009)
Proceeds from loans	125,000	-
Repayment of loans	(68,303)	(23,139)
Proceeds from the issuance of convertible debenture	993,500	-
Payment of ARC convertible debenture	(10,000)	-
Common stock sold	-	582,800

Cash provided by financing activities	1,070,197	487,652

Net increase in cash and cash equivalents	106,561	163,869

Cash, beginning of period	10,141	7,252

Cash, end of period	116,702	171,121

The accompanying notes are an integral part of these financial statements.

Index

RoomLinX, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X and include the results of RoomLinX, Inc. (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) that the Company considers necessary for the fair presentation of its financial position as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in its Form 10-KSB filed with the Securities and Exchange Commission.

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of September 30, 2005, had working capital and stockholders' deficit of $3,462,596 and $1,666,550, respectively. Accordingly, this raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2005, the Company had $116,702 in cash and cash equivalents. As of September 21, 2006, principal of $1,387,500 was owed on debentures and notes to stockholders plus there were notes payable outstanding to First National Bank of Colorado and Daniel Myers of $169,961 and $75,000 respectively. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity or debt. Additionally, the Company has implemented cost reduction measures in the areas of general and administrative and sales expenses, which includes reduction in staff.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On August 10, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, a wholly-owned subsidiary of the Company (“Subcorp”) and SuiteSpeed, Inc. (“SuiteSpeed”) pursuant to which, concurrent with the execution of the Merger Agreement (a) Subcorp merged with and into SuiteSpeed, (b) SuiteSpeed became a wholly-owned subsidiary of the Company, (c) the Company issued a total of 21,426,048 shares of its Common Stock to the stockholders of SuiteSpeed and (d) the Company issued a total of 6,183,870 shares of its Common Stock to its principal stockholder, Michael Wasik, to cancel $170,000 of indebtedness of SuiteSpeed. The merger transaction described above relating to the acquisition of SuiteSpeed was accounted for as a business combination in accordance with SFAS No. 141. A summary of the merger transaction is presented below:

Index

Fair value of net tangible assets acquire
Cash and bank balances	$12,042
Accounts receivable	82,921
Inventory and supplies	56,077
Prepaid expenses & other assets	9,771
Property and equipment	282,684
Accounts payable and accrued liabilities	(225,042)
Deferred revenues	(616,050)
Notes payable	(470,000)
Other liabilities	(26,615)
894,212
Capitalized transaction costs	557,076
Goodwill	$1,451,288

Pursuant to the Merger Agreement, Michael Wasik assumed the title of Executive Vice President of the Wireless LAN Division of the Company. At the closing, he entered into an employment agreement with a two year term providing for base salary of $150,000 and stock options covering 1,000,000 shares of the Company’s common stock immediately exercisable at an option price equal to $0.026 per share. Mr. Wasik became a member of the Company’s Board of Directors on September 20, 2005, and its Chief Executive Officer on November 2, 2005, and reduced his salary to $75,000 per annum on October 15, 2005.

SuiteSpeed is a provider of high-speed wireless Internet access solutions to hotels. SuiteSpeed’s results of operations for the periods on and after the closing are included in the Company’s results of operations.

Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

RoomLinX, Inc. / SuiteSpeed, Inc.
Consolidated Pro forma Statements of Operations

	Nine months ended September 30
	2005	2004
Revenue
System sales and installation	$999,814	$1,703,757
Service, maintenance and usage	1,238,120	891,964
	2,237,934	2,595,721
Costs and expenses
System sales and installation	617,177	1,246,027
Service, maintenance and usage	649,578	464,134
Sales and marketing	461,061	801,984
General and administrative	1,610,519	1,450,850
Depreciation	164,336	154,430
	3,502,671	4,117,425
(Loss) before other costs and expenses	(1,264,737)	(1,521,704)

Other Costs and Expenses
Write down of assets	(72,968)	-
Interest expense	(1,301,183)	(52,240)
Foreign exchange	32,636	(22,315)
Reorganization costs	-	(6,364,996)
Financing costs	(114,000)	(478,850)
Total other costs and expenses	(1,455,515)	(6,918,401)
Net (loss)	$(2,720,252)	$(8,440,105)

Index

Note 2 - Reclassifications

Certain items have been reclassified to conform with the presentation adopted in the current period.

Note 3 - Earnings Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net loss the related interest expense. As the Company had a net loss, the impact of the assumed exercise of stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

Note 4 - Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, using a fair value approach.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2005: expected life of options of 5 years, expected volatility of 200%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended September 30, 2005, approximated $.026 per option. These results may not be representative of those to be expected in future years.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(609,774)	$(712,951)	$(2,824,761)	$(8,346,632)

Pro forma net (loss)	$(635,774)	$(1,376,865)	$(2,876,761)	$(9,010,546)

(Loss) per share - basic and diluted, as reported	$(0.01)	$(0.01)	$(0.03)	$(0.11)

Pro forma (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.12)

Index

Note 5 - Notes Payable

In November 2004 through January 2005, the Company received $320,000 ($150,000 from officers and certain stockholders) in exchange for $320,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,600,000 shares of common stock at $0.10 per share. $70,000 of the $320,000 was received in January 2005. The Company has reflected a $69,500 debt discount relating to the fair value of the warrants issued. As of September 30, 2005, the $69,500 discount has been amortized, $450 and $59,083 of which has been amortized during the three and nine months ended September 30, 2005, respectively. The notes began to mature in May 2005 and the Company has been in default on all of these notes since June 2005. In March 2005, the Company repaid $40,000 of the notes with accrued interest of $945. Accrued interest on these notes as of September 30, 2005, was $22,434.

As part of the SuiteSpeed merger, RoomLinX assumed a one year $290,000 note bearing interest at the rate of the Prime Rate plus 1% with the First National Bank of Colorado, due September 1, 2006, whose maturity has since been extended (see Note 7 - Subsequent Events). An additional $75,000 note is outstanding to Daniel Myers with interest accruing at the rate of 10% per annum. Interest expense for the three and nine months ended September 30, 2005, for these notes was $2,209.

Note 6 - Convertible Debentures

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants. The Company received $993,500 in cash net of related financing costs of $106,500 in 2005 and issued $1.1 million aggregate principal amount of Debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1.0 million. The Debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $332,558 debt discount relating to the fair value of the warrants issued. Additionally, the Debentures contain a beneficial conversion feature, which has been calculated in the amount of $767,442 and has been reflected as a reduction to the Debentures payable. This amount is being amortized as interest expense over the life of the debentures. For the nine months ended September 30, 2005, $1,100,000 of the discount and beneficial conversion has been amortized, $372,778 of which has been amortized during the quarter ended September 30, 2005. Net proceeds of the financing were to be used for working capital, capital expenditures and potential acquisitions. The Company agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. The Company has reflected a $114,000 deferred finance cost related to the fair value of warrants issued. For the nine months ended September 30, 2005, $114,000 of the deferred finance cost has been amortized, $37,733 of which has been amortized during the quarter ended September 30, 2005.

As of September 2, 2005, the Company is in default under the Debentures. As a result, the Company has incurred additional interest and penalties since the maturity date.

As of September 12, 2006, the Company has entered into a Forebearance and Settlement Agreement (the “Forebearance Agreement”) with all of the holders of the Debentures. Under the terms of the Forebearance Agreement, among other things, the Debenture holders have agreed to forebear from exercising any rights against the Company for an initial ninety (90) day period beginning September 12, 2006, and during this ninety (90) day period, no additional interest will accrue on the Debentures. The Company has agreed to use its reasonable best efforts during this ninety (90) day period to, among other things, raise funds to repay a portion of the Debentures, and the balance of the Debentures would convert into the securities issued by the Company in such financing.

Index

Note 7 - Stockholders (Deficit)

Common Stock

On February 15 2005, the Company issued 250,000 and 125,000 shares of common stock to Rodman & Renshaw and Stanley Wunderlich, respectively, for services provided valued at fair market value of $.24 per share.. For services rendered, 75,000 shares of common stock were issued to Stanley Wunderlich on May 2, 2005, valued at fair market value of $.10 per share. On July 1, 2005, the Company cancelled 666,666 warrants with a strike price of $0.15, as part of a settlement agreement with Alliance Care Advisors and in connection with such settlement agreement, on September 26, 2005, the Company issued 666,666 and 150,000 unregistered shares to Alliance Care Advisors and Manuel Wilson respectively, valued at fair market value of $.03 per share.

Additionally, the Company issued 21,426,048 shares of common stock to the shareholders of SuiteSpeed per the terms of the merger agreement disclosed in Note 1. An additional 6,183,870 shares of common stock were issued by the company to Michael S. Wasik in respect to the conversion of a $170,000 note as part of the SuiteSpeed merger, valued at fair market value of $.026 per share or $160,781, resulting in a contribution to capital of $9,219.

Options

On January 25, 2005, the Company issued options to purchase 500,000 shares of Common Stock, each with an exercise price of $0.10, to Board members Robert Lunde and Herbert Hunt for Board services. On August 10, 2005, the Company also issued options to purchase 1,000,000 shares of common stock to Michael S. Wasik at an exercise price of $0.026 as part of his employment agreement.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	9	26,000
$0.010	6,100,000	5	61,000
$0.100	1,000,000	3	100,000
$0.080	500,000	1	40,000
	8,600,000		227,000	$0.026

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,600,000	$0.016
Granted	2,000,000	0.063
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2005	8,600,000	$0.026

Exercisable at September 30, 2005	8,600,000	$0.026

Warrants

On March 5, 2005 the Company issued warrants to purchase 9,533,333 and 1,430,000 shares of stock to 17 debenture holders associated with the Casimir debenture transaction and Casimir Capital for services provided respectively. These warrants have an exercise price of $0.075. In November 2004 through January 2005, the Company received $320,000 ($150,000 from officers and certain stockholders) in exchange for $320,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,607,500 shares of common stock at $0.10 per share.

Index

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	10,963,333	4.5	822,250
$0.100	1,607,500	4	160,750
$0.150	7,000,001	1	1,050,000
$0.220	7,251,524	<1	1,595,335
$0.200	73,559	<1	14,712
	26,895,917		3,643,047	$0.135

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	17,131,956	$0.179
Issued	11,313,333	0.076
Exercised	-	-
Expired / Cancelled	(1,549,372)	0.178
Outstanding at September 30, 2005	26,895,917	$0.135

Note 8 - Subsequent Events

On November 2, 2005, the Company announced the appointment of Mr. Michael Wasik as its new Chief Executive Officer, the departure of Mr. Aaron Dobrinsky as Chief Executive Officer and the departure of Mr. Frank Elenio as Chief Financial Officer and as a Board member. Mr. Wasik previously had been appointed to the Company’s Board. On May 10, 2006, the Company and Mr. Dobrinsky executed a Separation Agreement. Under the terms of this Separation Agreement, all accrued bonuses and payroll owed to Mr. Dobrinsky were canceled, the remaining options granted to Mr. Dobrinsky under his Employment Agreement vested and the exercise price of the options was lowered to zero from $.001 per share.

As of August 16, 2006, the Company borrowed $7,500 from its Board Chairman, Peter Bordes. This is a one year note paying interest at the rate of 10% per annum. Additional amounts up to a $25,000 can be borrowed by the Company. Proceeds are to be used to pay audit and review fees.

The maturity date on the First National Bank of Colorado note acquired as part of the SuiteSpeed merger has been amended and extended to September 30, 2007. As of September 21, 2006 the outstanding principal amount due on the note was $169,961.

As of September 12, 2006, the Company has entered into a Forebearance and Settlement Agreement (the “Forebearance Agreement”) with all of the holders of its $1.1 million debentures due September 2, 2005 (the “Debentures”). Under the terms of the Forebearance Agreement, among other things, the Debenture holders have agreed to forebear from exercising any rights against the Company for an initial ninety (90) day period beginning September 12, 2006, and during this ninety (90) day period, no additional interest will accrue on the Debentures. The Company has agreed to use its reasonable best efforts during this ninety (90) day period to, among other things, raise funds to repay a portion of the Debentures, and the balance of the Debentures would convert into the securities issued by the Company in such financing.

Index

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

We derive our revenues primarily from the installation of the wired and wireless networks we provide to hotels, convention centers and apartment buildings. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During March 1999, we commenced offering our services commercially. Since our inception, we have invested significant capital to build our technical infrastructure and network operations. We have incurred operating losses since our inception and expect to incur operating losses for at least the next three fiscal quarters. We will need to increase our installation and maintenance revenues and improve our gross margins to become profitable and sustain profitability on a quarterly and annual basis.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report (including our statements regarding future revenue) that are not based on historical fact are "forward- looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our history of unprofitable operations, both with respect to our core business and the business previously performed by Arc Communications, (ii) the significant operating losses that we have incurred to date, (iii) our lack of liquidity and need for additional capital which we may not be able to obtain on favorable terms or at all, (iv) the “going concern” qualification that accompanies our financial statements, which, among other things, may make it more difficult for us to raise the additional capital that we require in order to remain in business, (v) the fact that we have been required to operate with a working capital deficit, which limits our operating flexibility and opportunities (vi) the substantially greater resources available to many of our competitors, (vii) our expectation that we will continue to operate at a loss for the foreseeable future, (viii) our lack of capital, which substantially restricts our flexibility and opportunity to increase our revenues, (ix) the importance to us that our offerings remain technologically advanced if we are to attract new customers and maintain existing customers, (x) our dependence on certain key employees and key suppliers, (xi) risks associated with potential intellectual property claims and (xii) the impact on our business and industry of general economic conditions and regulatory developments. Such risks and others are more fully described in the “Risk Factors” set forth in our filings with the Securities and Exchange Commission. Our actual results could differ materially from the results expressed in, or implied by, such forward- looking statements.

Index

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004

System sales and installation revenue. System sales and installation revenue decreased to $177,311 for the quarter ended September 30, 2005 from $421,699 for the quarter ended September 30, 2004. Part of this difference is due to the timing of job completions as Work in Progress increased $132,990 over the same time for the preceding year. Implementation of cost-cutting measures in the second quarter 2005 included reductions in the sales staff thereby impacting sales. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period. We expect the system sales and installation revenue to increase during the remainder of 2005 as we continue to expand our customer base and as we integrate SuiteSpeed into our business offerings.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $460,374 for the quarter ended September 30, 2005 from $202,487 for the quarter ended September 30, 2004. The increase was due to an increase in the number of customers we service on a recurring basis plus 21% of the revenues contributed through the acquisition of SuiteSpeed during the current quarter. We anticipate that service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase our customer base and as we reflect SuiteSpeed’s operations.

Cost of system sales and installation revenue. Cost of system sales and installation revenue decreased to $114,434 for the quarter ended September 30, 2005 from $327,030 for the quarter ended September 30, 2004. The decrease was primarily attributable to the corresponding decrease in revenue. The increase in such costs is attributable to increased costs of equipment. We anticipate that cost of system sales and installation revenue will increase during the remainder of 2005 as we continue to expand our customer base.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $157,895 for the quarter ended September 30, 2005 from $70,305 for the quarter ended September 30, 2004. Such increase is primarily attributable to the increased support costs and corresponding revenue, which was partially offset by obtaining favorable pricing from our outsourced call center as our customer base increased. We anticipate that cost of service, maintenance and usage revenue will increase during the remainder of 2005 as we continue to increase service, maintenance and usage revenues.

Sales and marketing. Sales and marketing expense decreased by $142,811 to $71,056 during the quarter ended September 30, 2005 from $213,867 for the quarter ended September 30, 2004. Such decrease is attributable to a decrease in advertising costs of approximately $36,000, a decrease in personnel and personnel related costs of $78,000 and a decrease in travel and entertainment costs of $41,000, which was partially offset by the acquisition of SuiteSpeed. We have implemented certain cost control measures during 2005, including reductions in staff.

General and administrative. General and administrative expense decreased by $287,937 to $371,431 for the quarter ended September 30, 2005 from $659,368 for the quarter ended September 30, 2004. The decrease is attributable to decreased personnel and related costs of approximately $46,000, non-cash employee compensation of $203,000, office related expenses such as rent, telephone and supplies of $53,000, and travel and professional fees of $52,000, which was partially offset by the acquisition of SuiteSpeed. We have implemented certain cost control measures during 2005, including reductions in staff.

Index

Depreciation of property and equipment. Depreciation of property and equipment increased by $43,749 to $70,989 for the quarter ended September 30, 2005 from $27,240 for the quarter ended September 30, 2004. The increase is primarily related to the acquisition of SuiteSpeed which accounted for approximately $23,000 during the current quarter and a change in estimate with respect to certain equipment which is maintained at certain customer locations. Effective January 1, 2005, the net book value of these assets are being depreciated on a straight line basis over the remaining life of the contracts with such customers. We anticipate amortization of property and equipment will decrease as a percentage of total revenue as we do not expect major capital expenditures during the remainder of 2005 and certain customer contracts will come to maturity.

Interest expense. Interest expense increased by $430,602 to $439,455 from $8,853. The increase is primarily attributable to amortization of debt discount. We expect that interest expense will decrease during the next quarter as the debt discount related to the $1,100,000 of convertible debt issued during the quarter ended March 31, 2005 is fully amortized.

Foreign exchange. Foreign exchange gain was $18,093 during the quarter ended September 30, 2005 as compared to a foreign exchange loss of $30,474 during the quarter ended September 30, 2004. The fluctuation primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar. We currently incur certain operating expenses in Canadian dollars but derive a large portion of revenue and cost of revenue from U.S. sources denominated in U.S. dollars. Due to daily fluctuations in the foreign exchange rates between the U.S. and Canada, as well as the increasing business we are recording in the United States, we are not in the position to estimate what such expense or income will be during the remainder of 2005. (See - “Foreign Currency Exchange Rate Risk”)

Financing costs. Financing costs for the quarter ended September 30, 2005 were $32,676 related to warrants issued to a placement agent in connection with the issuance of convertible debentures.

Write down of assets. For the three months ended September 30, 2005, $47,968 worth of obsolete and used equipment was written down in accordance with our accounting policies. The $75,000 recorded as “Due from sale of continuing professional education segment” net of $50,000 related expense was written down due to the uncertainty of collection of this amount. These “Due from sale” transactions were originally booked as part of the sale of Arc Communications’ educational business segment.

Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004.

System sales and installation revenue. System sales and installation revenue decreased to $795,846 for the nine months ended September 30, 2005 from $949,719 for the nine months ended September 30, 2004. The decrease was partially offset through the acquisition of SuiteSpeed. An increase in Work in Progress of $132,990 also reflects many installations nearing completion yet revenue is not recognized until completion and acceptance by our customers. Reductions in the sales force while reducing costs also negatively impacted sales.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased to $889,276 for the nine months ended September 30, 2005 from $526,367 for the nine months ended September 30, 2004. The increase was due to an increase in the RoomLinX customer base due to new installs plus the addition of SuiteSpeed customers.

Cost of system sales and installation revenue. Cost of system sales and installation revenue decreased to $630,277 for the nine months ended September 30, 2005 from $750,570 for the nine months ended September 30, 2004. The decrease was primarily attributable to the corresponding decrease in revenue. Gross margins on system sales and installation revenues remained constant as a percentage of revenue during the current period as compared to the same period last year.

Cost of service, maintenance and usage revenue. Cost of service, maintenance and usage revenue increased to $491,852 for the nine months ended September 30, 2005 from $253,627 for the nine months ended September 30, 2004. Such increase is primarily attributable to the increased support costs and corresponding revenue, which was partially offset by obtaining favorable pricing from our outsourced call center as our customer base increased.

Sales and marketing. Sales and marketing expense decreased by $313,437 to $413,380 during the nine months ended September 30, 2005 from $726,817 for the nine months ended September 30, 2004. Such decrease is attributable to a decrease in personnel and personnel related costs of approximately $200,000, which includes non-cash share based compensation of $120,000 paid to certain employees, and a decrease in advertising costs of $106,000.

Index

General and administrative. General and administrative expense increased by $281,101 to $1,401,658 for the nine months ended September 30, 2005 from $1,120,557 for the nine months ended September 30, 2004. The increase is attributable to increased personnel and personnel related costs of approximately $301,000, which was partially offset by non-cash share based compensation of $223,000 paid to certain employees during the nine months ended September 30, 2004, office related expenses such as rent, telephone and supplies of $126,000, and travel and professional fees of $11,000.

Depreciation of property and equipment. Depreciation of property and equipment increased by $65,980 to $133,838 for the nine months ended September 30, 2005 from $67,858 for the nine months ended September 30, 2004. The increase is primarily related to the acquisition of SuiteSpeed which accounted for $23,000 during the current period and a change in estimate with respect to certain equipment which is maintained at certain customer locations. Effective January 1, 2005, the net book value of these assets are being depreciated on a straight line basis over the remaining life of the contracts with such customers.

Interest expense. Interest expense increased by $1,247,420 to $1,284,548 for the nine months ended September 30, 2005 from $37,128 for the nine months ended September 30, 2004. The increase is primarily attributable to amortization of debt discount of $1,100,000 and the related interest expense associated with the convertible debentures. We expect that interest expense will decrease during the next quarter as the debt discount related to the $1,100,000 of convertible debt issued during the quarter ended March 31, 2005 is fully amortized.

Foreign exchange. Foreign exchange reflected a gain of $32,637 during the nine months ended September 30, 2005 as compared to a foreign exchange loss of $22,315 during the nine months ended September 30, 2004. The increased income primarily relates to the exchange rate fluctuations between the U.S. Dollar and the Canadian Dollar.

Reorganization costs. In connection with the merger with Arc Communications, Inc. the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of Arc. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of Arc’s common stock on the date of the merger agreement and the net assets of Arc.

Financing costs. Financing costs during the nine months ended September 30, 2005 were $114,000 as compared to $478,850 during the nine months ended September 30, 2004. Such costs during the nine months ended September 30, 2005 related to the amortization of deferred finance costs related to the issuance of the $1,100,000 aggregate principal amount of convertible debenture during March 2005 while the expense during the nine months ended September 30, 2004 relates to expenses recorded with respect to the issuance of warrants in connection with certain equity and debt financings during the period.

Write down of assets. For the nine months ended September 30, 2005, $47,968 worth of obsolete and used equipment was written down in accordance with our accounting policies. The $75,000 recorded as “Due from sale of continuing professional education segment” net of $50,000 related expense was written down due to the uncertainty of collection of this amount. These “Due from sale” transactions were originally booked as part of the sale of Arc Communications’ educational business segment.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations through private placements of our equity securities, our convertible debentures and notes payable, which resulted in aggregate net proceeds of approximately $7.8 million through September 30, 2005. On June 28, 2004, we completed our merger with Arc which resulted in cash contributed from Arc of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable and accrued expenses, and for other working capital purposes.

We have incurred significant operating losses since our inception and as of September 30, 2005 had a working capital deficiency and capital deficiency of $3,462,596 and $1,666,550, respectively. Accordingly, this raises substantial doubt about our ability to continue as a going concern. During the quarter ended September 30, 2005, we incurred a net loss of $609,774 and increased cash by $106,561. As of September 30, 2005 we had $116,702 in cash and cash equivalents. Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things, obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will be cash flow positive. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. Additionally, we have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

Index

Net cash used in operating activities was $975,678 for the nine months ended September 30, 2005. The principal use of cash was to fund our losses from operations. During the period, cash used for operating activities included an increase in inventory and work in progress of $106,661, and a decrease in accounts payable and accrued expenses of $212,193.

During the nine months ended September 30, 2005, the Company did not purchase any property or equipment or invest in any other investing activity.

Net cash provided by financing activities was $1,070,197 for the nine months ended September 30, 2005. The cash provided by financing activities primarily resulted from the issuance of $1,100,000 of convertible debentures. During the remainder of 2005, we will likely seek to provide cash in financing activities through the sale of additional debt and equity securities, as described below.

As of September 30, 2005, our principal commitments consisted of obligations outstanding under capital and operating leases and convertible debt, which totaled $1,766,000. As of September 30, 2005, future minimum payments for capital leases and non-cancelable operating leases having terms in excess of one year amounted to $238,000 and $148,000, respectively, of which $305,000 is payable on non-cancelable operating leases in the remainder of 2005. The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

September 30, 2005 (in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations:
Capital lease obligations	$238	$238	$-	$-	$-
Loan payable	280	280	-	-	-
Convertible debentures	1,100	1,100	-	-
Operating lease obligations	148	67	81	-	-

Total contractual cash obligations	$1,766	$1,685	$81	$-	$-

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

In November 2004 through January 2005, the Company received $320,000 ($150,000 from officers and certain stockholders) in exchange for $320,000 of 10% promissory notes maturing six months from the date of issuance and warrants to purchase 1,600,000 shares of common stock at $0.10 per share. The Company has reflected a $69,500 debt discount relating to the fair value of the warrants issued. As of September 30, 2005 $69,500 of the discount has been amortized, $450 and $59,083 of which has been amortized during the three and nine months ended September 30, 2005, respectively. The notes began to mature in May 2005 and the Company has been in default on all of these notes since June 2005; however as of September 1, 2006, no noteholder has provided the Company with written notification to impose the default interest rate of 18% per annum from the date of default. In March 2005, the Company repaid $40,000 of the notes with accrued interest of $945. Accrued interest on these notes as of September 30, 2005 was $22,434.

Index

On March 3, 2005, we closed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants. We received $993.500 in cash, after payment of $106,500 of issuance costs, and issued $1.1 million aggregate principal amount of Debentures, bearing interest at 11% per annum, due on the earlier of September 2, 2005 or the date that we close a subsequent financing with gross cash proceeds of at least $1.0 million. The Debentures are convertible prior to maturity into a maximum of 15,473,332 shares of our common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity. The Company also issued five-year warrants to purchase an additional 9,533,333 shares of common stock at an exercise price of $0.075 per share. We also agreed to pay the placement agent a fee of $99,000 and to issue to the placement agent five-year warrants to purchase 1,430,000 shares of common stock at an exercise price of $0.075 per share. We subsequently named the placement agent as our financial advisor. Net proceeds of the financing were to be used for working capital, capital expenditures and potential acquisitions. In connection with this transaction, we agreed to register the shares of common stock issuable upon conversion of the Debentures and exercise of the warrants. If the registration statement was not timely filed, or declared effective within 90 days after filing with the SEC or, if after the registration statement is first declared effective by the SEC it ceases for any reason to remain continuously effective for more than 20 consecutive calendar days or more than 40 calendar days during any 12 month period, we were required to pay specified liquidated damages to the investors as set forth in a registration rights agreement.

As of September 2, 2005, the Company has been in default under the Debentures. As a result, the Company has incurred additional interest and penalties since the maturity date.

As of September 21, 2006, principal in the amount of $1,387,500 was owed on debentures and notes to stockholders plus there were notes payable outstanding to First National Bank of Colorado, Daniel Myers and Peter Bordes with principal amounts owed of $169,961, $75,000 and $7,500 respectively.

As of September 12, 2006, the Company has entered into a Forebearance and Settlement Agreement (the “Forebearance Agreement”) with all holders of the Debentures. Under the terms of the Forebearance Agreement, among other things, the Debenture holders have agreed to forebear from exercising any rights against the Company for an initial ninety (90) day period beginning September 12th 2006 and during this ninety (90) day period, no additional interest will accrue on the Debentures. The Company has agreed to use its reasonable best efforts during this ninety (90) day period to, among other things, raise funds to repay a portion of the Debentures, and the balance of the Debentures would convert into the securities issued by the Company in such financing.

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of our expenses, primarily general and administrative expenses relating to our Vancouver, British Columbia, Canada office, are denominated in Canadian dollars while our functional currency is the U.S. dollar. During the quarter ended September 30, 2005, as a result of depreciation of the Canadian dollar relative to the U.S. dollar, we realized foreign currency gain of approximately $18,000. Holding all other variables constant and on a hypothetical basis, a further 10% decrease in the value of the Canadian dollar against the U.S. dollar over 2005 would result in approximately $25,000 in foreign currency income for the year. Conversely, a 10% increase over 2005 would result in approximately $3,000 in foreign currency loss for the year.

We will continue to monitor our exposure to foreign currency fluctuations and although we have never used financial hedging techniques to date, we may use them in the future to minimize the effect of these fluctuations. Nevertheless, we cannot assure that these fluctuations will not adversely affect our results of operations in the future.

Item 3. Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s chief executive officer , evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Index

Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and SuiteSpeed, Inc (“SuiteSpeed”). Pursuant to the Merger Agreement the Company issued 21,426,048, shares of the Company’s common stock to the former stockholders of SuiteSpeed and the Company also issued 6,183,870 shares to Suitespeed’s principal stockholder in cancellation of indebtedness owed by SuiteSpeed. These shares were issued in a private placement of securities exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act. The following five persons received shares of the Company’s common stock pursuant to the Merger Agreement.

Michael S. Wasik:	19,049,695 shares
Silver Leaf Consulting LLC:	2,232,084 shares
David Shanks:	76,505 shares
Mark Spangler:	47,815 shares
Reed Bailey:	19,949 shares

On September 25, 2005, the Company issued 666,666 unregistered shares to Alliance Care Advisors as part of a Settlement Agreement. These shares were issued in an exempt transaction under Section 4(2) of the Act.

On September 25, 2005, the Company issued an additional 150,000 unregistered shares to Manuel Wilson, a designee of Alliance Care Advisors, as part of a Settlement Agreement. These shares were issued in an exempt transaction under Section 4(2) of the Act.

Item 3. Defaults under Senior Securities

See “Note 7 - Liquidity and Capital Resources” under Part I, Item 1 for a discussion of the registrant’s defaults under its indebtedness.

Item 5. Other Information

See “Note 5 - Notes Payable” under Part I, Item 1 for a discussion of indebtedness incurred during the quarter ended September 30, 2005 due to the First National Bank of Colorado.

Item 6. Exhibits

(a) Exhibits.

10.1	Separation Agreement dated May 10, 2006 between the Company and Mr. Aaron Dobrinsky.

10.2	Note payable to First National Bank of Colorado, dated June 30, 2005.

10.3	Amended Note payable to First National Bank of Colorado, dated September 1, 2006.

10.4	Note payable to Peter Borders, due August 17, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

32.1	Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2006

ROOMLINX, INC.

By:	/s/ Michael S. Wasik
Michael S. Wasik
President, Chief Executive Officer
and Chief Financial Officer