Form 10KSB
period 2005-12-31
ROOMLINX INC
filed 2008-02-04
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26213

ROOMLINX, INC.

(Name of Small Business Issuer in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 W. 6th Avenue, Unit H, Broomfield, CO 80020
(Address of principal executive offices)

(303) 544-1111
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

(i) Common Stock, $.001 Par Value; and

(ii) Class A Preferred Stock, $.20 Par Value.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐No: ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most recent fiscal year: $2,323,090

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,165,521 as of January 2 , 2008.

As of January 2, 2008, approximately 147,368,381 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes ☐ No ☒

Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY/RECENT MANAGEMENT DEVELOPMENTS

This Form 10-KSB for the year ended December 31, 2005 is being filed on or about January 30, 2008.  We expect that we will file all of our delinquent quarterly and annual reports through and including the Form 10-KSB for the year ended December 31, 2007 in the next 180 days, but no assurance can be given with respect to these matters.

On December 27th, 2005, our stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely file our Form 10-QSB for the quarter ended September 30, 2005.  Since such date, our stock has traded only on the “Pink Sheets”.

In 2004, we completed a reorganization (the “2004 Reorganization”), and as a result of the Reorganization, we have focused our business on the business of providing wired and wireless network solutions to hotels, convention centers, corporate apartments and special events locations.

On August 10, 2005, we entered into an Agreement and Plan of Merger with SuiteSpeed, Inc. pursuant to which we merged with SuiteSpeed and we issued a total of 21,426,046 shares of our Common Stock to the former stockholders of SuiteSpeed and a total of 6,183,870 additional shares of our Common Stock to cancel certain indebtedness of SuiteSpeed to its principal stockholder, Michael Wasik.

On September 20, 2005, Mr. Wasik was appointed to our Board of Directors.

On November 2, 2005, Mr. Wasik was appointed as our new Chief Executive Officer.  We also announced the departures of Mr. Aaron Dobrinsky as Chief Executive Officer and Mr. Frank Elenio as Chief Financial Officer and as a Board member.

On November 2, 2005, we announced the relocation of our executive headquarters to Broomfield, Colorado, located within the Denver Metropolitan area.

Effective as of November 17, 2006 Mr. Dobrinsky resigned from our Board of Directors.

On February 8, 2007, Mr. Woody McGee was appointed as a member of our Board of Directors; effective as of October 12, 2007, Mr. McGee resigned from our Board of Directors.

Index

GENERAL

Since the 2004 Reorganization, we have focused our business on the business of providing wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. As of January 2, 2008, our current customer base consisted of approximately 163 hotels and 28,865 guest and meeting rooms.

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

As of September 12, 2007 we announced that we are entering into the In-Room Media and Entertainment market.  The new RoomLinX product will provide premium applications for internet-based business and entertainment media to venues serving the visitor market such as Hotels, Resorts, and Time Share properties.

The RoomLinX internet based media and entertainment offering will include a broad range of content and features to satisfy guests while maximizing revenue opportunities for the hotelier.  The solution includes movies, gaming, international and US television programming, music and news; local travel and concierge information; and business productivity tools that include desktop applications, conferencing and printing applications.

We believe we will generate revenue through:
1.	Ongoing Connectivity Service and Support Contracts
2.	Delivery of Content and Advertising
3.	Delivery of Business and Entertainment applications

RECENT FINANCIAL DEVELOPMENTS

On June 11, 2007 and June 13, 2007, we closed a financing with certain investors, pursuant to which we sold an aggregate of $2,350,000 amount of Convertible Debentures due May 2012.  The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.  The interest on the convertible debentures is six (6%) percent payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  Each investor was also given the option to purchase additional convertible debentures; however, such options have expired.

Index

As of June 11, 2007, we also reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was approximately $1.4 million

OUR SERVICES

Currently we offer the following services to our customers:

o site-specific determination of needs and requirements;

o design and installation of the wireless or wired network;

o the development and installation of a media and entertainment system;

o full maintenance and support of the network and media and entertainment system;

o technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;

o hotel staff and management training, and

o marketing assistance and continuous network and system monitoring to ensure high quality of service.

The main service we currently offer is the installation and servicing of wired and wireless networks and the development and installation of our media and entertainment system for hotels.

Our strategy is to focus our resources on delivering, a wide range of communications and information services to the hospitality industry. In addition, we plan to enter, either organically, or through partnerships with current providers, the sale of our services to other hospitality, recreational and both public and private facilities.

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

Index

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

We generally have the first right of refusal to provide all wireless services to the hotel as well as to provide value added services over the installed network. We believe that we will increase sales by offering our new in-room Media and Entertainment solution to our current wired and wireless internet customer base.   RoomLinX’ goal is to be the sole source solution for in-room technology redefining how the hotel guests access traditional free-to-guest television, contemporary web content, premium, pre-release, and high-definition material, along with business tools and information specific to the property and their stay. Our plan is to deliver this via our user-friendly, streamlined interface displayed on a sleek flat-panel HD LCD television and powered by our RoomLinX media console.  It is our goal to truly converge the television and personal computer into one offing in hotel rooms.

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

OUR STRATEGY

Our short term strategies include the following:

o We are seeking to launch our new Media and Entertainment system and grow the number of rooms in our installed base;

o We are seeking to make our new Media and Entertainment product our core competency and focus on quality service and highly profitable opportunities;

Index

o We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management;

o We are seeking to attain preferred vendor status with premier hotel chains. Our hotel customers include many of the country's most highly regarded hotel chains. If we are successful in attaining preferred vendor status, we will be able to expand our services to cover the applicable chain's site map;

o We are seeking to leverage our core competency by expanding the markets we serve beyond hotels to time share, extended stay units, and resort properties;

o We hope to expand the IP-based services that we offer to include:

o voice over the Internet (VoIP) availability;

o Ip-based television programming;

o Ip-based advertising through the LCD television and laptop;

o Ip-based E-Commerce through the LCD television;

o wireless video on demand (VOD) availability; and

o managed technical services, to provide special technical services to users.

o We hope to offer content, or portal services, to our customers, thereby enabling us to generate "per click" revenues.

Our longer term strategies include the following:

o We hope to be able to offer our Media and Entertainment solution to consumers;

o We hope to capture those consumers as they use our product in the hotel rooms; and

o We have begun to consider expansion into the Caribbean and European hotel industry, as well as other infrastructure and value added services.

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

Index

SALES AND MARKETING

SALES

As of January 2, 2008, our direct sales force consisted of 3 persons. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

There are four succinct areas of outsource marketing in the hospitality sector that we concentrate our sales efforts on:

o Hospitality Technical Consultants - This group sells technical consulting services to Hotel ownership and management groups.  For the most part, they have strong relationships with the aforementioned groups to provide technical consulting expertise.

o Independent Communication Sales Representatives, and Representative Organizations – this group sells communication products into the hotel industry.  Because they sell multiple lines of communication services to hotels, they have direct contact with the Information Systems director. These services save money for the hotels as well as providing them with additional income to the hotel, and as such they have good access to the decision-maker in this market.

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

MARKETING

We typically deploy a marketing mix consisting of grass roots marketing by joining industry specific affiliations such as HTNG (Hotel Technology Next Generation) and AHLA (American Hotel and Lodging Association) direct mail, Internet direct response, print ads in periodicals aimed at hospitality industry, and tradeshow sponsorship and support .

Index

OPERATIONS

We have built a foundation on which to achieve growth with minimal fixed expenditures. We have achieved this by building the infrastructure and quality controls to outsource the following functions: system integration, bandwidth provisioning, system deployment, and technical support and service.

 For our High Speed wired and wireless offering we act as a service provider that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer's area. After installation we seek to manage the network under a long-term contract.

For our Media and Entertainment System offering we control the development of the product in-house allowing us to have ultimate control of response time and customer requests for product customization and version updates.   We outsource the installation and support functions except for the project management and pro-active monitoring of our technical components in the field.

COMPETITION

Wired and Wireless High Speed Internet Offering

The market for our services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

o Other wireless high speed internet access providers, such as I-Bahn, Guest-Tek, Wayport, and StayOnLine;

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

Index

Media and Entertainment Offering

The market for our services is in its infancy.  Due to technological advances we believe many of the larger companies will not be able to react fast in duplicating our offering.  Current competition consists of players offering portions of our offering, such as video on demand and internet access;  these competitors include:

o LodgeNet, SuiteLinq, KoolKonnect, NXTV, Activision, and TotalVision,

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

EMPLOYEES

As of January 2, 2008 we had a total of 16 full-time personnel, including 8 employees. We also have 4 Canadian and 4 UScontractors with individual contractor agreements. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are very good.

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

Index

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property. Our principal offices are located at 2150 West 6thAvenue, Unit H, Broomfield, CO 80020. Additionally, we rent offices located in Vancouver, British Columbia, Canada consisting of approximately 560 square feet that we lease until May 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise from July 1, 2005 through December 31, 2007.

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

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX.PK	January 1 - March 31, 2003	$0.05	$0.30
	April 1 - June 30, 2003	$0.05	$0.20
	July 1 - September 30, 2003	$0.08	$0.20
	October 1 - December 31, 2003	$0.12	$0.40
	January 1 - March 31, 2004	$0.20	$0.59
	April 1 - June 30, 2004	$0.16	$0.32
	July 1 - September 30, 2004	$0.14	$0.25
	October 1 - December 31, 2004	$0.10	$0.21
	January 1 - March 31, 2005	$0.04	$0.20
	April 1 – June 30, 2005	$0.03	$0.10
	July 1 - September 30, 2005	$0.02	$0.07
	October 1 - December 31, 2005	$0.01	$0.02
	January 1 - March 31, 2006	$0.01	$0.03
	April 1 - June 30, 2006	$0.02	$0.05
	July 1 - September 30, 2006	$0.01	$0.03
	October 1 - December 31, 2006	$0.01	$0.04
	January 1 - March 31, 2007	$0.02	$0.05
	April 1 – June 30, 2007	$0.02	$0.04
	July 1 – September 30, 2007	$0.01	$0.04
	October 1 – December 31, 2007	$0.01	$0.03

Index

RMLXP	January 1 - March 31, 2003	$0.05	$0.05
	April 1 - June 30, 2003	$0.04	$0.04
	July 1 - September 30, 2003	$0.04	$0.20
	October 1 - December 31, 2003	$0.06	$0.15
	January 1 - March 31, 2004	$0.10	$0.15
	April 1 - June 30, 2004	$0.12	$0.15
	July 1 - September 30, 2004	$0.15	$0.15
	October 1 - December 31, 2004	$0.12	$0.15
	January 1 - March 31, 2005	$0.06	$0.08
	April 1 – June 30, 2005	$0.06	$0.07
	July 1 - September 30, 2005	$0.07	$0.07
	October 1 - December 31, 2005	$0.07	$0.07
	January 1 - March 31, 2006	$0.01	$0.07
	April 1 - June 30, 2006	$0.01	$0.05
	July 1 - September 30, 2006	$0.02	$0.05
	October 1 - December 31, 2006	$0.02	$0.15
	January 1 - March 31, 2007	$0.07	$0.07
	April 1 – June 30, 2007	$0.02	$0.07
	July 1 – September 30, 2007	$0.03	$0.05
	October 1 – December 31, 2007	$0.08	$0.08

The closing bid for our Common Stock on the OTB-Bulletin Board on January 2, 2008 was $0.02. As of January 2, 2008, approximately 147,368,381 shares of Common Stock were issued and outstanding which were held of record by 282 persons. As of January 2, 2008, 720,000 shares of preferred stock issued and outstanding which were held of record by 2 persons. We believe that there are approximately 700 beneficial owners of our Common Stock.

The Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2005 accrued but unpaid preferred stock dividends aggregated $94,440. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the Common Stock.

Index

RECENT SALES OF UNREGISTERED SECURITIES

On August 10, 2005, we granted, under our Long-Term Incentive Plan, options to purchase 1,000,000 shares of Common Stock at an exercise price of $0.026 per share, to Michael S. Wasik, which vested immediately.

On November 20, 2006, we issued to (i) to each of Peter Bordes and Herbert Hunt, 3,000,000 shares of our Common Stock having an aggregate value of $60,000 on such date as payment in full of their respective Board compensation owed to them for the three-year period 2004 – 2006 and (ii) to Mr. Dobrinsky, 1,000,000 shares of our Common Stock as payment in full of his respective Board compensation owed to him for 2006.

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 11,400,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,700,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof.  1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date.

On December 28, 2006 we issued 3 bridge notes in the principal amounts of $50,000 each to Jill Solomon, Don Winton and Thunderbay Enterprises, and 3 warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10th, 2007 two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11th, 2007.

On May 4, 2007, the Registrant’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for his service as an independent director of the Registrant for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long he is serving as an independent director of the Registrant on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Registrant’s Common Stock, namely $.025 per share, vesting in full on December 31, 2007 so long he is serving as an independent director of the Registrant on such date.  Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

Index

On June 11, 2007 and June 13, 2007, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we sold an aggregate of $2,350,000 of Convertible Debentures due May 2012 and pursuant to which the investors were given the option to purchase additional convertible debentures as of December 13, 2007, all of such options expired unexercised.  The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.  The interest on the convertible debentures is six (6%) percent payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  Such Convertible Debentures were sold to the following persons or entities in the following principal amounts:

Lewis Opportunity Fund L.P.	$1,219,800
LAM Opportunity Fund Ltd.	280,200
Heller Capital Investments, LLC	500,000
Andrew J. Kunar	50,000
MIN Capital Corp. Retirement Trust	50,000
Carmine and Barbara Santandrea	75,000
Warren M. Duffy	75,000
Martin Leibowitz	50,000
Jill Solomon	50,000

On June 20, 2007, we issued warrants to four individuals for Investor Relations and Business Development services rendered, which are exercisable initially for shares of Series B Preferred Stock and are ultimately exercisable for the number of shares of Common Stock and for the exercise prices per share of Common Stock set forth below once we have sufficient shares of Common Stock available for issuance upon exercise. The warrants vest immediately and have a five year term.

Alan Sheinwald:	1,962,500 shares with an exercise price of $0.02
Richard Berkley:	500,000 shares with an exercise price of $0.02
Michael Heckler:	500,000 shares with an exercise price of $0.02
Jill Solomon:	7,000,000 shares with an exercise price of $0.03

Index

On August 6, 2007, we issued shares of our common stock, as compensation for Investor Relations, Legal, and Business Development services rendered to, or the settlement of obligations owed by, the Company:

Alliance Advisors	-	2,000,000 shares
Westerman Ball Ederer Miller & Sharfstein, LLP	-	2,000,000 shares
Baja Advisors LLC	-	3,500,000 shares

On November 5, 2007, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 1,450,000 Incentive Stock Options and an aggregate of 800,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.015 per share and vest one-third (1/3) on each of the first three anniversaries of the Employment date, as follows:

Name	No. of Options

Bridget Oliva-Werba	800,000
TylerDenning	100,000
Carey Schroeder	250,000
Rene Harrison	100,000
Sharon Fasano	100,000
Micah Bison	100,000
Matt Harris	500,000
Colin Tang	100,000
Paul Cousineau	100,000
Terrence Smith	100,000

Each of the foregoing issuances was a private issuance and except from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RoomLinX, Inc., a Nevada corporation ("We," "Us" or the "Company"), provides 2 core products and services:

1. Wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

Index

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

2. In-room Media and Entertainment Solutions for Hotels, resorts, and Time-share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content.  The content consists of consisting of adult  and Hollywood movies, music, internet based television programming, digital global newspapers, global radio and television stations,  business applications (allowing the guest to use Microsoft Office programs), and Hotel specific services and advice.

The Company provides proprietary software an LCD television, a media console (consisting of a full powered pc, television tuner, digital video recorder, DVD player, CD/DVD burner, and numerous input jacks for the hotel guest), a wireless keyboard with built-in mouse, and a remote control.

The Company installs and supports these components.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive our revenues primarily from charging the hotels a monthly fee for the usage of our software and proprietary media and entertainment system.  . We derive additional revenue from the rental of movies, printing service, advertising and sale of  products through our system.  We began marketing this product in September of 2007.   Since June of 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships.

We have incurred operating losses since our inception.   We will need to increase our installation and maintenance revenues and improve our gross margins to become profitable and sustain profitability on a quarterly and annual basis.  We recently completed development of our Media and Entertainment solution and have commenced marketing it.  There is no assurance that we will be successful in our efforts.  We are not able to predict with any certainty when, if ever, we will attain profitable operations.

We effected the 2004 Reorganization on June 28, 2004, when the Company completed its merger with Arc Communications Inc. ("ARC").   The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by Old RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, ARC changed its name to RoomLinX, Inc.  RoomLinX is considered the accounting acquirer; accordingly the historical financial statements are those of RoomLinX.

Index

On August 10, 2005, the Company completed its acquisition of SuiteSpeed, Inc. (“SuiteSpeed.

SuiteSpeed, a privately-held company based in Colorado, provides high speed wireless internet access solutions to hotels.  SuiteSpeed’s activities are complimentary to those of the Company and the acquisition of SuiteSpeed will enhance the breadth and width of the Company’s activities.

The acquisition of SuiteSpeed was accounted for as a business combination in accordance with SFAS No. 141 and SuiteSpeed’s operating results are included in the Company’s consolidated results of operations since the date of acquisition.

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

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Our system sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation. Our service, maintenance and usage revenue, which primarily consists of monthly maintenance fees related to the upkeep of the network, is recognized on a monthly basis as services are provided. We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers. Work in progress represents the cost of hardware and software which has been purchased by us for installation at our customers’ facilities, but has not been accepted by the customer. We capitalize and subsequently depreciate our property and equipment over the estimated useful life of the asset. In assessing the recoverability of our long-lived assets, including goodwill, we must make certain assumptions regarding the useful life and contribution to the estimated future cash flows. If such assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Since inception, we have accumulated substantial net operating loss carryforwards for tax purposes.  There are statutory limitations on our ability to realize any future benefit from these potential tax assets and we are uncertain as to whether we will ever utilize the tax loss carryforwards.  Accordingly, we have recorded a valuation allowance to offset the deferred tax asset.  Effective January 1, 2006, we will implement SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R).  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.  We are currently evaluating the impact that this change will have on our financial statements.  Prior to January 1, 2006, we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the stock options we granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Index

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

Index

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

For the year ended December 31, 2005, we reported a net loss of $(4,231,806), or $(0.04) per share, compared to a net loss of $(12,175,600), or $(0.15) per share for 2004.  Our operating loss for 2005 was $(1,573,738), an improvement in operating results of $499,217 compared to the operating loss of $(2,072,955) that we reported for 2004.  As discussed below, we significantly reduced sales and marketing expenses during 2005, and that reduction was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue increased 5% to $1,314,835 during the year ended December 31, 2005 from $1,252,953 during the year ended December 31, 2004.  We installed 28 new customers during the year ended December 31, 2005, compared to 29 new installations during 2004.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.  During the year ended December 31, 2005, the average revenue per installation was approximately $47,000 as compared to $43,000 during the prior year. Due to the nature of our business, revenue fluctuations may also occur from time to time based on the size of the new installations during the period.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 33% to $1,008,255 for the year ended December 31, 2005 from $755,968 for the year ended December 31, 2004. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 193 (representing 28,454 rooms) compared to 77 customers (representing 19,266 rooms) as of December 31, 2004.  The increase resulted from the new installs of 28 customers and the acquisition of 90 Suite Speed customers, offset by the conclusion of two contracts.  Average monthly revenue per room during 2005 was $3.52, compared to $4.27 during 2004.  We face continued pricing pressure from competitors as this component of our business matures.

Backlog. As of December 31, 2005, we had two customer installations in progress, both of which were completed during the first quarter of 2006.  As of December 31, 2005, there were 63 service contracts scheduled to conclude during 2006.  Approximately two-thirds of the customers continued their service with us and approximately one-third of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation increased 9% to $1,161,401 for the year ended December 31, 2005 from $1,069,156 for the year ended December 31, 2004. The increase was directly attributable to the increased corresponding revenue during the year. The average cost of an installation increased 12% from $36,867 in 2004 to $41,479 in 2005.  Our margin on installations decreased to 12% in 2005 from 15% in 2004.

Index

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 49% to $621,179 for the year ended December 31, 2005 from $415,811 for the year ended December 31, 2004.  The increase is mainly attributable to the increased number of customers.  In addition, we experienced increased usage of our system and a higher volume of calls to our 24x7 support center.  Our gross margin per room decreased to 38% in 2005 from 45% in 2004, as a result of the decrease in average revenue discussed above.

Sales and marketing. Sales and marketing expense decreased by $552,190 to $463,448 during the year ended December 31, 2005 from $1,015,638 for the year ended December 31, 2004.  During 2004, we significantly increased our sales and marketing budget.  The increased expenditures did not yield the desired increase in new business and, during 2005, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in  decreased personnel and personnel related costs of $311,000;  the elimination of certain advertising programs and the reduction of others, resulting in decreased advertising costs of $154,000; and a reduction in travel expenses attributed to reduced staff levels that decreased travel related costs by $87,000. We continued to implement cost control measures during 2006.

General and administrative. General and administrative expense increased by $3,209 to $1,496,142 for the year ended December 31, 2005 from $1,492,933 for the year ended December 31, 2004. While we were able to reduce certain expenses during 2005, other expenses increased relative to 2004. Personnel related costs decreased by $276,000 as a result of staff reductions and the elimination of officer bonuses.  Office related costs such as rent, telephone, insurance and supplies were reduced by $30,000 as we began to consolidate our various offices.  These savings were somewhat offset by additional professional fees, SEC fees, and investor relations fees resulting from our various financings, the merger with SuiteSpeed, and filings with regulatory agencies.

Depreciation of property and equipment. Depreciation of property and equipment increased to $154,658 for the year ended December 31, 2005 as compared to $88,338 for the year ended December 31, 2004.  Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed to coincide with the shorter of actual life of the asset or the life of the customer contract under which the asset is utilized.  We anticipate that future depreciation expense will decrease as we have changed our business model regarding the ownership of assets located at our customers’ facilities.  We previously would retain ownership of the asset until the end of the contract and would depreciate the asset over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and we will not record depreciation on those assets.  We do not expect major capital expenditures during 2006.

Index

Other expense.  In both periods, we reported significant items of other expense.  In 2004, the business combination with ARC resulted in reorganization costs of $10,026,707, representing the value of stock, options, and warrants issued to effect the recapitalization.  In 2005, we incurred significant other expenses related to our various financings and the impairment of goodwill, as discussed below.

Interest expense. Interest expense increased $280,319 to $323,973 for the year ended December 31, 2005 as compared to $43,654 for the year ended December 31, 2004. The increase is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured.  The additional debt outstanding during 2005 compared to 2004 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000, the assumption of bank debt in the SuiteSpeed merger in the principal amount of $300,000, additional loans from shareholders in the principal amount of $70,000 (which, combined with loans of $250,000 received in 2004, increased the total proceeds to $320,000) and an unsecured note payable in the principal amount of $75,000.  In addition, we incurred interest and penalty amounts on certain capital lease obligations.

Amortization of Debt Discount. Amortization of debt discount increased $1,148,666 to $1,159,083 for the year ended December 31, 2005 as compared to $10,417 for the year ended December 31, 2004.  From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which was recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $59,083 amortized in 2005 and $10,417 amortized in 2004.  On March 3, 2005, the Company issued convertible debentures in the aggregate principal amount of $1,100,000.  As additional consideration for the lenders, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  The warrants expire five years from the date of issue. The Company also agreed to issue similar warrants to purchase 1,430,000 shares of common stock to Casimir Capital LLP, the placement agent.  The convertible debentures contain a beneficial conversion feature with an intrinsic value of $767,442, which was recorded as debt discount and a contribution to capital.  The value of the warrants was calculated using the Black Scholes derivative pricing model and a value of $332,558 was allocated to the warrants.  The warrant value was recorded as a debt discount and a contribution to capital.  The entire debt discount of $1,100,000 was amortized over the term of the convertible debentures and is included as a component of other expense during 2005.

Financing expenses.  We incurred additional financing costs on the convertible debentures issued on March 3, 2005.  We agreed to pay Casimir Capital LLP a placement agent fee of $99,000 and reimburse legal and administrative expenses of $15,000.  These financing costs were recorded as a component of other expense during 2005

Index

Impairment of Goodwill.  We recorded $1,074,913 of goodwill in the acquisition of SuiteSpeed.  Subsequent to the acquisition, we encountered significant operational and financial difficulties.  Furthermore, we were unable to obtain the additional financing that we anticipated subsequent to the acquisition.  These factors lead us to conclude that the goodwill acquired in the SuiteSpeed transaction was substantially impaired.  Effective December 31, 2005 we recorded an impairment of the entire goodwill balance.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign exchange gain (loss)  for the year ended December 31, 2005 was a gain of $13,901 as compared to a loss of $21,867 for the year ended December 31, 2004. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-a-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

System sales and installation revenue. System sales and installation revenue decreased to $1,253,000 during the year ended December 31, 2004 from $1,524,000 during the year ended December 31, 2003. While during the year ended December 31, 2004, we obtained 29 new customers, just as we did during the year ended December 31, 2003, revenue decreased due to the reduced average size of the customers added. During the year ended December 31, 2004, the average revenue per customer was approximately $43,000 as compared to $52,000 during the prior year. Due to the nature of our business, revenue fluctuations may occur from time to time based on the size of the new customer contracts during the period.

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

Index

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $7,740,000 through December 31, 2005. In addition, on June 28, 2004, we completed our merger with ARC which resulted in cash contributed from ARC of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, pay accrued expenses and for other working capital purposes.  As of December 31, 2005, and continuing throughout 2006, we were generally unable to pay our financial obligations as they matured and we were in default of the provisions of certain indebtedness.

We have incurred significant operating losses since our inception and as of December 31, 2005 had a working capital deficiency and stockholder’s deficit of $(3,243,231) and $(3,187,546), respectively. During the year ended December 31, 2005, we incurred a net loss of $(4,231,806) and used $873,018 of cash to fund operating activities.  These conditions raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2005 we had $180,756 in cash and cash equivalents, which amount is not sufficient to fund operating activities during 2006.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will be cash flow positive. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

Index

During the fourth quarter of 2004, we borrowed $250,000 ($120,000 from certain officers and stockholders) in exchange for 10% promissory notes maturing six months from the date of issuance.  During the first quarter of 2005, we borrowed an additional $70,000 ($30,000 from a stockholder) under the same terms and conditions.  As additional consideration for the lenders, we issued warrants to purchase 1,600,000 shares of our common stock at $0.10 per share. During 2005, the Company repaid $40,000 of the notes and the outstanding balance at December 31, 2005 was $280,000.  The Company was not able to retire the promissory notes as scheduled and was in default of the repayment terms.  During 2007 the Company negotiated a settlement with the lenders.

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bear interest at 11% per annum; and are due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000.  Net cash proceeds from the Debentures was $986,000, after deducting fees and expenses paid to Casimir Capital LLP, the placement agent.  As additional consideration for the investors, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  As additional consideration to Casimir Capital LLP, the Company issued warrants to purchase 1,430,000 shares of common stock at a price of $0.075 per share.  All of the warrants expire five years from the date of issue.

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default.  During 2007 the Company negotiated a settlement with the debenture holders.

As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% (aggregating 8.75% as of December 31, 2005) and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  Subsequent to December 31, 2005, the due date of the note was extended and the note was paid in full on June 12, 2007.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand.  During 2007 the Company negotiated a settlement with the lender.

As of December 31, 2005, we had a working capital deficit of $(3,243,231), comprised of current assets of $315,677 and current liabilities of $3,558,908.  Our working capital deficit at December 31, 2004 was $(1,116,030).  Our working capital position declined during the year primarily because of our continuing operating losses.

Net cash used by operating activities was $873,018 for the year ended December 31, 2005 as compared to $1,464,141 for the year ended December 31, 2004.  During 2005, we used cash of $1,607,152 to fund our operating losses.  Cash used to fund our operating losses was comprised of our net loss of $(4,231,806) less non-cash expenses of $2,624,654.  The cash used to fund operating losses was partially offset by changes in operating assets and liabilities, primarily the collection of accounts receivable and increases in accounts payable and accrued expenses.

Index

Net cash provided by investing activities was $10,936 for the year ended December 31, 2005 as compared to $693,115 during the year ended December 31, 2004.  During 2005, cash received in the merger with SuiteSpeed was $12,042, as compared to $711,117 cash received in the merger with ARC.  During 2005, we invested $1,106 in expenditures for capital assets, as compared to $18,002 during 2004.  We did not plan any significant capital expenditures for 2006.

Net cash provided by financing activities was $1,032,697 for the year ended December 31, 2005 as compared to $773,914 for the year ended December 31, 2004.  During 2005, we received cash proceeds from the various financings previously described, in the aggregate amount of $1,131,000, and used cash of $98,303 for principal payments.  During 2004, we received cash proceeds of $256,114 from various financing and utilized cash of $75,000 for principal payments.  We also received cash of $592,800 from the sale of common stock during 2004.  During 2006, we expect to require additional cash proceeds from debt and equity financings to fund our operating losses.

Prior to the business combination with ARC, the Company entered into a series of capital lease transactions with a third party lessor in Canada.  Subsequent to the business combination, the Company ceased making payments to the lessor and abandoned the assets under capital leases.  The lessor has not demanded that the Company make additional payments and the Company believes that it has meritorious defenses against any claims by the lessor.  The Company has attempted to negotiate a settlement with the lessor but has been unable to obtain an unconditional release.

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $315,549 has been included in the financial statements as a potential capital lease obligation.

As of December 31, 2005, our primary financial commitments consisted of $3,558,908 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $130,816 at December 31, 2005, including $66,675 due during 2006. We continue to actively seek relief from our financial obligations and commitments.

As of June 11, 2007, we reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

Index

1.	The March 3, 2005 private placement bridge financing of $1,100,000; all penalties and interest was waived and the Company settled for $550,000.
2.
Officer and stockholder notes that were issued from November 2004 through January 2005 that had an outstanding principal balance of $280,000. All outstanding penalties and interest were waived and the Company settled for $140,000.

3.
During 2005, the Company borrowed $75,000 from an individual. The borrowing bears interest at 10% and is due on demand. Subsequent to December 31, 2005, the Company negotiated a settlement of this borrowing arrangement and repaid $37,500 in full satisfaction of its outstanding balance including all outstanding interest owed.

On June 11, 2007 and June 13, 2007, we sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors in reliance on Section 4(2) of the Securities Act, and pursuant to a Securities Purchase Agreement with certain investors (the “June Purchase Agreement”).

The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.

Pursuant to the June Purchase Agreement, each purchaser also received an option, exercisable for a six month period from the Closing under the Purchase Agreement, to purchase additional Convertible Debentures (“Additional Convertible Debentures”) in an amount up to 50% of the original amount of Convertible Debentures purchased.  All such options have expired unexercised.

The Convertible Debentures bear interest at an annual rate of six percent (6%), payable quarterly, either in cash or, at the Registrant’s election, shares of the Registrant’s capital stock.

Pursuant to the terms of the June Purchase Agreement, the Registrant is obligated to register the shares of Common Stock issued upon conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as the Registrant’s Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.

Index

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
RoomLinX, Inc.

We have audited the accompanying consolidated balance sheet of RoomLinX, Inc. as of December 31, 2005, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RoomLinX, Inc. as of December 31, 2005, and the results of its operations, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has working capital and stockholders’ deficits.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
December 31, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RoomLinX, Inc.

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of RoomLinX, Inc. for the year ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of RoomLinX, Inc. for the year ended December 31, 2004.

Eisner LLP
Florham Park, New Jersey
April 8, 2005

With respect to the tenth
paragraph in Note 10
May 9, 2005

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
as of December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$180,756
Accounts receivable	110,627
Prepaid and other current assets	24,294
Total current assets	315,677

Property and equipment, net	41,130
Other assets	14,555
Total assets	$371,362

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,282,045
Convertible debentures, in default	1,100,000
Notes payable	335,000
Officer and stockholder notes payable, in default	280,000
Accrued interest and penalties	229,245
Obligations under capital lease	315,549
Deferred revenue	17,069
Total current liabilities	3,558,908

Stockholders' (Deficit):
Preferred stock - $0.20 stated value, 9% cumulative, 5,000,000 shares authorized: 720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized 132,868,381 and 103,991,799 shares issued and outstanding, respectively:	132,868
Additional paid-in capital	18,544,462
Accumulated (deficit)	(22,008,876)
Total Stockholders' (Deficit)	(3,187,546)
Total Liabilities and Stockholders' (Deficit)	$371,362

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005 and 2004

	2005	2004

Revenues
System sales and installation	$1,314,835	$1,252,953
Service, maintenance and usage	1,008,255	755,968
	2,323,090	2,008,921

Costs and Expenses
System sales and installation	1,161,401	1,069,156
Service, maintenance and usage	621,179	415,811
Sales and marketing	463,448	1,015,638
General and adminstrative	1,496,142	1,492,933
Depreciation	154,658	88,338
	3,896,828	4,081,876
Operating (Loss)	(1,573,738)	(2,072,955)

Other income and (expenses)
Reorganization costs	-	(10,026,707)
Interest expense	(323,973)	(43,654)
Amortization of debt discount	(1,159,083)	(10,417)
Financing expenses	(114,000)	-
Impairment of goodwill	(1,074,913)	-
Foreign currency gains (losses)	13,901	(21,867)
	(2,658,068)	(10,102,645)

(Loss) before income taxes	(4,231,806)	(12,175,600)

Provision for income taxes	-	-

Net (loss)	$(4,231,806)	$(12,175,600)

Net (loss) per common share:
Basic and diluted	$(0.04)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	115,593,903	81,771,287

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net (loss)	$(4,231,806)	$(12,175,600)

Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation	154,658	88,338
Impairment of goodwill	1,074,913	-
Amortization of debt discount	1,159,083	10,417
Non-cash financing costs	114,000	-
Common stock issued for operating costs	122,000	149,285
Common stock and warrants issued for reorganization costs	-	10,026,707
Changes in operating assets and liabilities:
Accounts receivable	225,351	54,870
Inventory and work in progress	138,522	(87,746)
Prepaid and other current assets	12,629	(28,121)
Accounts payable and accrued expenses	176,862	448,378
Other current liabilities	180,770	49,331
Total adjustments	3,358,788	10,711,459

Net cash (used by) operating activities	(873,018)	(1,464,141)

Cash flows from investing activities:
Purchase of property and equipment	(1,106)	(18,002)
Cash received in the mergers	12,042	711,117
Net cash provided by investing activities	10,936	693,115

Cash flows from financing activities:
Cash proceeds from convertible debentures	986,000	-
Principal payments on convertible debenture	(10,000)	-
Cash proceeds from notes payable	75,000	-
Principal payments on notes payable	(48,303)	(75,000)
Cash proceeds from officer and stockholder notes payable	70,000	-
Principal payments on officer and stockholder notes payable	(40,000)	-
Proceeds from loans and issuance of warrants	-	256,114
Proceeds from the sale of common stock	-	592,800
Net cash provided by financing activities	1,032,697	773,914

Net increase in cash and equivalents	170,615	2,888

Cash and equivalents at beginning of year	10,141	7,253

Cash and equivalents at end of year	$180,756	$10,141

Supplemental Cash Flow Information
Interest paid	$8,381	$37,195
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in SuiteSpeed, Inc. merger	$557,077	$-
Liabilities assumed in SuiteSpeed, Inc. merger	$684,605	$-
Common stock issued in exchange for debt	$170,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the years ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid - in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2003	-	$-	54,385,607	$54,386	$4,669,380	$(5,601,470)	$(877,704)

Sale of common stock and warrants	-	-	5,738,511	5,739	587,061	-	592,800
Settlement of loans payable	-	-	2,002,640	2,003	215,797	-	217,800
Financing and other costs	-	-	2,851,325	2,851	164,249	-	167,100
Conversion of debentures	-	-	3,402,097	3,402	366,597	-	369,999
Shares and other equity instruments attributable to prior stockholders of ARC Communications in the merger	720,000	144,000	34,444,952	34,445	10,552,843	-	10,731,288
Equity line of credit financing	-	-	1,166,667	1,167	(1,167)	-	-
Fair value of warrants issued in connection with the debt offering	-	-	-	-	62,500	-	62,500
Net (loss)	-	-	-	-	-	(12,175,600)	(12,175,600)
Balance, December 31, 2004	720,000	144,000	103,991,799	103,993	16,617,260	(17,777,070)	(911,817)

Fair value of warrants issued in connection with officer and stockholder notes payable	-	-	-	-	7,000	-	7,000
Shares issued for services at $0.24 per share	-	-	375,000	375	89,625	-	90,000
Fair value of beneficial conversion feature and warrants issued in connection with convertible debentures	-	-	-	-	1,100,000	-	1,100,000
Shares issued for services at $0.10 per share	-	-	75,000	75	7,425	-	7,500
Shares issued for cancellation of warrants in connection with a settlement agreement at $0.03 per share	-	-	666,666	666	19,334	-	20,000
Shares issued in connection with a settlement agreement at $0.03 per share	-	-	150,000	150	4,350	-	4,500
Shares issued in merger with SuiteSpeed, Inc. on August 10, 2005	-	-	21,426,046	21,426	535,651	-	557,077
Shares issued for cancellation of note payable to stockholder	-	-	6,183,870	6,184	163,816	-	170,000
Net (loss)	-	-	-	-	-	(4,231,806)	(4,231,806)
Balance, December 31, 2005	720,000	$144,000	132,868,381	$132,869	$18,544,461	$(22,008,876)	$(3,187,546)

The accompanying notes are an integral part of these consolidated financial statements.

Index

ROOMLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Overview and Summary of Significant Accounting Policies

Description of Business:    RoomLinX, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company utilizes third party contractors to install such hardware and software.

Basis of Presentation:    On June 28, 2004, the Company completed its merger with Arc Communications Inc. ("ARC"). As a result of the merger, the stockholders of RoomLinX prior to the merger received 68,378,346 shares of common stock of the Company and at the effective time of the merger, owned approximately 62% of the outstanding shares of the Company.  The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company.  The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of ARC with no goodwill or other intangibles being recorded.    Concurrently with the closing, ARC changed its name to RoomLinX, Inc.  RoomLinX is considered the accounting acquirer, accordingly the historical financial statements presented herein for the periods prior to the merger are those of RoomLinX.

Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SuiteSpeed, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventories:    Inventory, principally wireless devices related to Wi-Fi  installations,  are stated at the lower of cost (first-in, first-out) basis or market.  Inventories are recorded net of any reserve for excess and obsolescence.

Index

Work in Progress:    Work in progress represents the cost of wireless equipment  and third party installation related to installations which were not completed prior to year-end.  No profits have been recognized with respect to work in progress.

Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Depreciation:    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Office furniture and equipment	5 to 10 years
Computer hardware and software	3 years

Goodwill:    Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. The Company periodically assesses its intangible assets, including goodwill, for indications of impairment. Based on this assessment, the Company recorded an impairment charge of $1,074,913 during the year ended December 31, 2005.

Property Retirement Obligation:    The Company implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no property retirement obligations as of December 31, 2005.

Stock Option Plans:    The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value approach to measure compensation expense, if any.  Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price.  Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, using a fair value approach.

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

Index

	Year ended December 31,
	2005	2004

Net (loss), as reported	$(4,231,806)	$(12,175,600)
Deduct: Stock –based employee compensation expense included in reported net loss	--	--

Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(52,000)	(974,400)

Pro forma net (loss)	$(4,283,806)	$(13,150,000)

(Loss) per share - basic and diluted, as reported	$(0.04)	$(0.16)

Pro forma (loss) per share – basic and diluted	$(0.04)	$(0.16)

The pro forma results above are not intended to be indicative of or a projection of future results.  Refer to Note 10 for assumptions used in computing the fair value amounts above.

Per Share Amounts:    The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net loss per share is computed by dividing the Company’s net loss for the period by the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share excludes potential common shares if the effect is anti-dilutive.  Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net loss the related interest expense.  As the Company had a net loss, the impact of the assumed exercise of stock options and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

Income Taxes:    The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

Index

Use of Estimates:    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates that affect the financial statements include, but are not limited to, collectability of accounts receivable, amortization periods and recoverability of long-lived assets.  Actual results could differ from those estimates.

Revenue Recognition:    Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

The Company derives its revenue from the sale and installation of Wi-Fi wireless networking solutions and from service, maintenance, and usage.  Sales and installation revenue is recognized upon delivery, installation and customer acceptance.  Revenue from installations in progress is deferred until the installation is complete.  Service and maintenance contract revenue is recognized ratably over the contractual period.  Usage fees are recognized under specific customer contracts as services are rendered.

Deferred Revenue:    Deferred revenue is primarily comprised of advanced billings and customer deposits for installations, service and usage.

Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, accounts receivable and payable, accrued liabilities and debt. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand, or they bear appropriate interest rates.

Concentration of Credit Risk:    The Company's operating cash balances are maintained in financial institutions and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Accounts Receivable:    Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is neither billed nor accrued. Accounts receivable in excess of 90 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2005 indicated that no valuation allowance was required.  The Company had a concentration of credit risk in accounts receivable as of December 31, 2005. Two customers accounted for 23% of accounts receivable, with customer #1 accounting for 12% and customer #2 accounting for 11%.  These amounts were collected subsequent to December 31, 2005.

Index

Foreign Operations:    The Company operates in the United States of America and in Canada.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company's financial condition or results of operations.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and (losses) are included in the consolidated statement of operations as a component of other income (expense).

Advertising Costs:    Advertising costs are expensed as incurred.  During 2005 and 2004, advertising costs were $15,000 and $166,000, respectively.

Segments:    The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Reclassification:    Certain amounts for the year ended December 31, 2004 have been reclassified to confirm with the current year presentation.  There is no effect on prior year’s net loss or accumulated deficit.

Recent Pronouncements:     Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company.  A brief discussion of the pronouncement is presented in the following paragraphs.  The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS 154 'Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Index

In February 2006, FASB issues SFAS 155 – Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement: (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; (e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 – Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement: (a) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (b) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (c) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; (d) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; (e) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Index

This Statement is effective for all financial statements issued after the beginning of our fiscal year commencing January 1, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2008.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting procedures. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Statement is expected to expand the use of fair value measurements, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the Company’s fiscal year beginning January 1, 2009.

Index

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for our fiscal years beginning January 1, 2007.

The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was effective on October 1, 2006.

In September 2006, the United States Securities and Exchange Commission (“SEC”) SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006, by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception aggregating $22,008,876 and, as of December 31, 2005, had a working capital deficit of $(3,243,231) and a stockholders' deficit of $(3,187,546).  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

Index

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	SuiteSpeed, Inc.

On August 10, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, a wholly-owned subsidiary of the Company (“Subcorp”) and SuiteSpeed, Inc. (“SuiteSpeed”) pursuant to which, concurrent with the execution of the Merger Agreement (a) Subcorp merged with and into SuiteSpeed, (b) SuiteSpeed became a wholly-owned subsidiary of the Company, (c) the Company issued a total of  21,426,046 shares of its Common Stock to the stockholders of SuiteSpeed and (d) the Company issued a total of 6,183,870 shares of its Common Stock to SuiteSpeed’s principal stockholder, Michael Wasik, to cancel $170,000 of indebtedness of SuiteSpeed.

SuiteSpeed, based in Colorado, provides high speed wireless internet access solutions to hotels.  SuiteSpeed’s activities are complimentary to those of the Company and the acquisition of SuiteSpeed has enhanced the breadth and width of the Company’s activities.

The acquisition of SuiteSpeed was accounted for as a business combination in accordance with SFAS No. 141.  The final allocation of purchase price was $1,241,682, based upon a market value of $0.026 per share for the 21,426,048 shares issued and the assumption of liabilities of $684,605.  The purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values.  Management used a number of factors to determine the estimated fair value, including historical performance and anticipated future usage.  The excess purchase price over the fair values was recorded as goodwill.  The purchase price was allocated, as follows:

Fair value of assets acquired:
Cash and bank balances	$12,042
Accounts receivable	82,921
Inventory and supplies	56,077
Other current assets	9,771
Property and equipment	5,958
Goodwill	1,074,913
Total assets acquired	1,241,682
Less liabilities assumed:
Current liabilities	(178,643)
Deferred revenues	(35,962)
Notes payable	(470,000)
Total liabilities assumed	(684,605)
Total purchase price	$557,077

Index

Pursuant to the Merger Agreement, Michael Wasik, the majority owner of SuiteSpeed prior to the merger, assumed the title of Executive Vice President of the Wireless LAN Division of the Company. At the closing, he entered into an employment agreement with a two year term providing for a base salary of $150,000 and stock options covering 1,000,000 shares of the Company’s common stock immediately exercisable at an option price equal to $0.026 per share.  Mr. Wasik became a member of the Company’s Board of Directors on September 20, 2005, and its Chief Executive Officer on November 2, 2005.

SuiteSpeed’s operating results are included in the Company’s consolidated results of operations since the date of acquisition.

The following unaudited pro-forma information has been prepared assuming that the acquisition had taken place at the beginning of the years ended December 31, 2005 and 2004, respectively.  The pro-forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of results that may occur in the future.

RoomLinX, Inc. / SuiteSpeed, Inc.
Consolidated Pro forma Statements of Operations (Unaudited)

	Year ended December 31
	2005	2004

Revenue	$2,875,901	$3,501,768
Operating costs and expenses	$4,253,494	$5,679,203
Operating (loss)	$(1,377,593)	$(2,177,435)
Other costs and expenses	$(2,749,704)	$(10,122,795)
Net (loss)	$(4,127,297)	$(12,300,230)
Net (loss) per common share	$(0.03)	$(0.11)
Weighted average shares outstanding	132,386,783	109,405,157

4.	Property and Equipment

At December 31, 2005, property and equipment consisted of the following:

Computer equipment	$313,700
Office furniture and equipment	16,774
Subtotal	330,474
Accumulated depreciation	(289,344)
Total	$41,130

Index

Amortization expense on assets under capital lease, included in depreciation expense, aggregated $21,821 for the year ended December 31, 2004.

5.	Notes Payable

From November 2004 through January 2005, the Company received proceeds of $320,000 ($150,000 from officers and stockholders) in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes and the outstanding balance at December 31, 2005 is $280,000.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which has been recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $59,083 amortized in 2005 and $10,417 for the year ended December 31, 2004.

The Company was not able to retire the promissory notes as scheduled and, as of December 31, 2005, was in default of the repayment terms.

6.	Notes Payable

As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% (aggregating 8.75% as of December 31, 2005) and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  At December 31, 2005, the outstanding balance was $260,000.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand.

7.	Convertible Debentures

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bear interest at 11% per annum; and are due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000. The Debentures are convertible prior to maturity into a maximum of 15,473,332 shares of the Company’s common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity.  Net cash proceeds from the Debentures was $986,000, after deducting fees and expenses paid to Casimir Capital LLP, the placement agent.  As additional consideration for the investors, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  The warrants expire five years from the date of issue.

Index

The Company agreed to pay Casimir Capital LLP a placement agent fee of $99,000 and reimburse legal and administrative expenses of $15,000.  These financing costs were recorded as a component of other expense during 2005.  As additional consideration to Casimir Capital LLP, the Company issued warrants to purchase 1,430,000 shares of common stock at a price of $0.075 per share.  The warrants expire five years from the date of issue.

The Debentures contain a beneficial conversion feature with an intrinsic value of $767,442, which was recorded as debt discount and a contribution to capital.  The value of the warrants was calculated using the Black Scholes derivative pricing model and a value of $332,558 was allocated to the warrants.  The warrant value was recorded as a debt discount and a contribution to capital.  The entire debt discount of $1,100,000 was amortized over the term of the Debentures and is included as a component of other expense during 2005.

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and, as of December 31, 2005, was in default of the repayment terms.

8.	Commitments and Contingencies

Operating Leases:    The Company leases its office facilities under various operating lease agreements having expiration dates through 2008.  Future minimum lease payments for each of the years through lease expiration are as follows:

Year
2006	$66,675
2007	53,233
2008	10,908
Total	$130,816

Capital Lease Obligations:    Prior to the business combination with ARC, the Company entered into a series of capital lease transactions with a third party lessor in Canada.  Subsequent to the business combination, the Company ceased making payments to the lessor and abandoned the assets under capital leases.  The lessor has not demanded that the Company make additional payments and the Company believes that it has meritorious defenses against any claims by the lessor.  The Company has attempted to negotiate a settlement with the lessor but has been unable to obtain an unconditional release.

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $315,549 has been included in the financial statements as a potential capital lease obligation.

Index

9.	Income Taxes

At December 31, 2005, the Company has tax loss carryforwards approximating $6,000,000 that expire at various dates through 2025. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005, are presented below:

Deferred tax assets:
Net operating loss carryforwards	$2,090,000
Less valuation allowance	(2,090,000)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was approximately $680,000 during 2005.

A reconciliation of the tax provision for 2005 and 2004 at statutory rates is comprised of the following components:

	2005	2004
Tax at statutory rates	$(1,439,000)	$(4,140,000)
Book to tax adjustments:
Impairment of goodwill	365,000	--
Amortization of debt discount	394,000	--
Reorganization costs	--	3,409,000
Valuation allowance	680,000	731,000
Tax provision	$--	$--

10.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2005, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of December 31, 2005 were $94,400.

Index

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of December 31, 2005, there were 132,868,381 shares of common stock issued and outstanding.

On February 15 2005, the Company issued 250,000 shares of common stock to Rodman & Renshaw for investment banking services and issued 125,000 shares of common stock to Stanley Wunderlich for public relations services.  The 375,000 common shares were valued at fair market value of $.24 per share or $90,000.  On May 2, 2005, the Company issued 75,000 shares of common stock to Stanley Wunderlich for additional public relations services, valued at fair market value of $.10 per share or $7,500.

On July 1, 2005, the Company cancelled 666,666 warrants with an exercise price of $0.15 as part of a settlement agreement with Alliance Care Advisors and, in connection with such settlement agreement, on September 26, 2005, the Company issued 666,666 and 150,000 unregistered shares to Alliance Care Advisors and Manuel Wilson, respectively, valued at fair market value of $.03 per share or an aggregate of $24,500.  Alliance Care Advisors had assisted the Company with its convertible debt placed with Casimir Capital.

On August 10, 2005, the Company agreed to issue 21,426,046 shares of common stock to the shareholders of SuiteSpeed.  These shares were valued at $0.026 per share or $557,077, based upon the closing price of the Company’s common stock on August 9, 2005.  An additional 6,183,870 shares of common stock were issued to Michael S. Wasik in respect to the cancellation of a $170,000 promissory note payable from SuiteSpeed to Mr. Wasik.

During 2004 and pursuant to the Merger Agreement with ARC, the Company was required to raise a minimum of $400,000 in additional capital prior to the closing of the merger. During the year ended December 31, 2004, the Company sold 5,738,511 shares of common stock at a price of $0.11 per share, including warrants exercisable for two years to purchase a total of 2,869,255 shares of common stock at an exercise price of $0.22 per share, for gross proceeds of approximately $624,000 (before issuance costs of approximately $53,000).

In order to reduce the Company's existing debt prior to the closing of the ARC merger, the Company issued 2,002,640 shares of common stock and warrants exercisable for two years to purchase a total of 1,001,320 shares of common stock at an exercise price of $0.22 per share in settlement of approximately $217,800 of debt and liabilities. Furthermore, the Company issued 1,315,784 shares of common stock and warrants exercisable for two years to purchase a total of 657,892 shares of common stock at an exercise price of $0.22 per share as a fee for the private placement. In lieu of cash compensation to certain employees and unrelated vendors, the Company issued 1,535,541 shares of common stock and warrants exercisable for two years to purchase a total of 767,770 shares of common stock at an exercise price of $0.22 per share. The total fair value of the warrants issued was determined to be $23,033 and was recorded as a sales expense in the statement of operations. The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: weighted-average risk-free interest rate of 4.2%; expected volatility of 30%; no dividends; and a weighted average expected life of the warrants of 2 years.

Index

In connection with the merger with ARC, $370,000 of debentures were converted into 3,402,097 shares of common stock.

On June 28, 2004, the Company completed its merger with ARC. In connection with the merger, the Company issued 34,444,952 shares of common stock and warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.15 per share to ARC shareholders on the date of merger. The total fair value of the warrants issued was determined to be $916,667 and was recorded as part of the reorganization costs related to the merger in the statement of operations. The fair value of these warrants was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:  weighted-average risk-free interest rate of 3.2%; expected volatility of 30%; no dividends; and a weighted average expected life of the warrants of 3 years.

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

The Company may continue to raise capital through the sale of its common shares and may also seek other funding or corporate transactions to achieve its business objectives.

Warrants:    On March 5, 2005, the Company issued warrants to purchase 9,533,333 shares of stock to the 17 debenture holders as additional consideration under the Convertible Debentures.  On March 5, 2005, the Company also issued warrants to purchase 1,430,000 shares of stock to Casimir Capital as additional consideration for services associated with the Convertible Debenture transaction.  These warrants have an exercise price of $0.075 per share and expire five years from the date of issue.

From November 2004 through January 2005, the Company issued warrants to purchase 1,600,000 shares of common stock to officers and stockholders as additional consideration under Promissory Notes issued at the same time.  (1,250,000 warrants were issued during 2004 and 350,000 were issued during 2005)  These warrants have an exercise price of $0.10 per share and expire five years from the date of issue.

Index

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	11,963,333	4	$822,250
$0.100	1,600,000	4	160,000
$0.150	7,666,667	1	1,150,000
$0.220	6,846,950	< 1	1,506,329
	27,076,950		$3,638,579	$0.134

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2005, options to purchase 8,600,000 shares were outstanding and 16,400,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On January 25, 2005, the Company issued options to purchase 500,000 shares of common stock to each of its Board members, Robert Lunde and Herbert Hunt, as compensation for Board services.  The options have an exercise price of $0.10 and vested immediately.  On August 10, 2005, the Company also issued options to purchase 1,000,000 shares of common stock to Michael S. Wasik at an exercise price of $0.026 as part of his employment agreement.  These options also vested immediately.

On April 27, 2004, the Company granted its CEO a seven year option to purchase 4,000,000 shares of common stock at an option price equal to one cent ($.01) per share. The options vested as follows: (i) 1,400,000 options vested immediately upon the effective date of the 2004 Reorganization (the "Effective Date").; (ii) 600,000 options vested on the date which was 5 months and 29 days after the Effective Date; (iii) 1,000,000 options vested on the first anniversary of the Effective Date; and (iv) 1,000,000 options vested on the second anniversary of the Effective Date.

On April 27, 2004, the Company granted its CFO a seven year option to purchase 2,000,000 shares of common stock at an option price equal to one cent ($.01) per share. The options vested as follows: (i) 700,000 options vested immediately upon the effective date of the 2004 Reorganization (the "Effective Date").; (ii) 300,000 options vested on the date which was 5 months and 29 days after the Effective Date; (iii) 500,000 options will vest on the first anniversary of the Effective Date; and (iv) 500,000 options will vest on the second anniversary of the Effective Date.

Index

On January 31, 2004, the Company issued options to purchase 100,000 shares of common stock to an employee.  The options have an exercise price of $0.08 and vested immediately.

On October 1, 2003, the Company issued options to purchase 500,000 shares of common stock to a director.  The options have an exercise price of $0.08 and vested immediately.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	9	$26,000
$0.010	6,000,000	5	60,000
$0.100	1,000,000	3	100,000
$0.080	600,000	1	48,000
	8,600,000		$234,000	$0.027

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	500,000	$0.08
Granted	6,100,000	0.01
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2004	6,600,000	$0.02
Granted	2,000,000	0.063
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2005	8,600,000	$0.027

Exercisable at December 31, 2005	7,100,000	$0.031

SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the years ended December 31, 2005 and 2004: expected life of options of 5 and 4 years, respectively, expected volatility of 200% and 30%, respectively, risk-free interest rate of 4% and 4.2%, respectively, and no dividend yield. The weighted average fair value at the date of grant for options granted during the years ended December 31, 2005 and 2004, approximated $.063 and $0.08 per option, respectively.  The pro-forma results are presented in Note 1.

Index

11.	Reorganization Costs

In connection with the merger with ARC, the transaction was accounted for as a recapitalization of RoomLinX. Under recapitalization accounting, RoomLinX effectively issued its stock in exchange for the net monetary liabilities of ARC. Accordingly, RoomLinX has recorded a one-time, non-cash reorganization cost related to the difference between the fair value of ARC 's common stock, warrants and options on the date of the merger agreement and the net assets of ARC.

12.	Subsequent Events

On May 10, 2006, we entered into a separation agreement with Aaron Dobrinsky under which we agreed to accept the resignation of Mr. Dobrinsky as our Chief Executive Officer effective October 31, 2005.  Effective November 17, 2006 Mr. Dobrinsky resigned from our Board of Directors.

On December 15, 2006, we entered into a separation agreement with Francis Elenio under which we agreed to accept the resignation of Mr. Elenio as our Chief Financial Officer effective October 31, 2005.

On November 20, 2006, we issued to (i) to each of Peter Bordes and Herbert Hunt, 3,000,000 shares of our Common Stock having an aggregate value of $60,000 on such date as payment in full of their respective Board compensation owed to them for the three year period from 2004 to 2006 and (ii) to Mr. Dobrinsky, 1,000,000 shares of our Common Stock as payment in full of his respective Board compensation owed to him for 2006.

On November 20, 2006, we granted an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”) to employees, directors, and our officer.  All of these options were issued under the terms of our Long-Term Incentive Plan and have an exercise price of $0.02 per share, representing the closing price of our common stock on such date.  We issued 2,500,000 NQOs to our directors for their board service.  All of these options vested immediately.  We issued 10,000,000 ISOs to our CEO.  These options vest over a three year period.  The remaining options were issued to employees and generally vest over a 3 year period.

On December 28, 2006, we issued 3 bridge notes in the principal amounts of $50,000 each to Jill Solomon, Don Winton and Thunderbay Enterprises, and 3 warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into  convertible debentures dated June 11, 2007.

Index

On February 8, 2007, Mr. Woody McGee was appointed as a member of our Board of Directors.  Effective October 12, 2007, Mr. McGee resigned from our Board of Directors.

On May 4, 2007, the Registrant’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for his service as an independent director of the Registrant for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long he is serving as an independent director of the Registrant on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Registrant’s Common Stock, of $.025 per share, vesting in full on December 31, 2007 so long he is serving as an independent director of the Registrant on such date.  Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

On June 11, 2007 and June 13, 2007, we closed a financing with certain investors, pursuant to which we sold an aggregate of $2,350,000.00 principal amount of Convertible Debentures due May 2012.  Each investor was also given the option to purchase additional convertible debentures; however, such options have expired.

As of June 11, 2007, we also reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

•	The March 3, 2005 private placement bridge financing of $1,100,000 All penalties and interest were waived and the Company settled for $550,000. .
•
Officer and stockholder notes that were issued from November 2004 through January 2005 that had an outstanding balance of $280,000. All outstanding penalties and interest were waived and the Company settled for $140,000.

•	The note payable from an individual that had an outstanding balance of $75,000. All outstanding penalties and interest were waived and the Company settled for $37,500.

On June 12, 2007, the promissory note assumed during the SuiteSpeed merger and owed to First National Bank of Colorado was paid in full.

On June 20, 2007, we issued warrants to four individuals for services rendered.  The warrants are initially exercisable for shares of Series B Preferred Stock and ultimately exercisable into shares of common stock once we have sufficient shares of common stock available for issuance upon exercise.  The ultimate number of common shares under warrant coverage is 7,000,000 at $0.03 per share and 2,962,500 at $0.02 per share.  All of the warrants have a five year term.

Index

On August 6, 2007, we issued shares of our common stock, as compensation for services rendered to, or the settlement of obligations owed by, the Company:

Alliance Advisors	-	2,000,000 shares
Westerman Ball Ederer Miller & Sharfstein, LLP	-	2,000,000 shares
Baja Advisors LLC	-	3,500,000 shares

On November 5, 2007, the Registrant’s Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 1,450,000 Incentive Stock Options and an aggregate of 800,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.015 per share and vest one-third (1/3) on each of the first three anniversaries of the Employment date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on a Form 8-K filed with the SEC on June 14, 2006, effective June 8, 2006, Eisner LLP resigned as our independent auditors.  There were no disagreements with Eisner, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Eisner LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

Effective June 13, 2006, we engaged Stark Winter Schenkein & Co., LLP, Denver, Colorado (“SWS”), as our principal independent accountants to perform the review of the financial statements for the period ended September 30, 2005 and to perform the audit of our financial statements for the year ended December 31, 2005.  Neither we (nor anyone on our behalf) consulted SWS regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements prior to their agreement.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company is required to maintain disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Index

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2005.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2005.

Specifically, our current Chief Executive Officer noted the following material weaknesses as of such date:  our inability, due to lack of capital resources, to hire and retain personnel with background and training to fulfill role of a Chief Financial Officer of a publicly traded company and the inability to devote personnel resources to timely prepare and file financial reports; we did not maintain a consistent system of maintaining corporate accounting records, which resulted in significant difficulty in retrieving documents for our audits; our lack of documentation to support entries made to the general ledger; our lack of documentation regarding calculations for deferred revenue and depreciation and amortization; our lack of documentation and failure to review financial instruments to determine treatment as a derivative; and our failure to maintain controls to verify that ledger accounts accurately reflected the balances in the underlying documents.

Our management concluded that the material weaknesses describe above could result in material misstatements of substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, we implemented corrective activities, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting.  We believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

After identifying the existence of the material weaknesses, we began a process to remediate the identified material weaknesses.  That process includes (a) allocating additional capital resources to the accounting and financial reporting function, (b) certain personnel changes, (c) consultation with advisors who have the background and training to implement and maintain an effective system of internal control and financial reporting, (d) increased corporate focus on key accounting controls and processes, including documentation requirements; (e) additional training for accounting personnel, (f) ) the implementation of more rigorous period-end financial reporting policies and processes involving journal-entry approval, supporting documentation, account reconciliations, and officer review.

The remediation plan, once fully implemented and operational, is expected to result in the correction of the identified material weaknesses in internal control over financial reporting.

Index

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors as of January 2, 2008. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Peter A. Bordes, Jr.	45	Chairman of the Board of Directors
Michael S. Wasik	38	Chief Executive Officer, Chief Financial Officer, and Director
Herbert I. Hunt, III	51	Director

Peter A. Bordes, Jr., has served as the Company's chairman since June 28, 2004. Prior, Mr. Bordes was chief executive officer of Arc Communications, Inc. from July 2003 though April 2004 and a director of Arc from September 2002 through June 28, 2004, the date of the 2004 Reorganization. Mr Bordes is currently the CEO and founder of MediaTrust Inc. a convergent integrated online media and marketing company that develops unique, highly customized, cost-effective solutions for advertisers, marketers and publishers.  Prior to MediaTrust Mr. Bordes was a founder and Chairman of the Board of Empire Media inc., a publishing, marketing and technology enterprise based in New York.

Michael S. Wasik has served as the Company's chief executive officer, chief financial officer, and member of the Board of Directors since November 2, 2005.  Mr. Wasik founded SuiteSpeed, Inc., a wired and wireless high speed internet service provider, in 2002 and served as its Chairman and Chief Executive Officer from its inception in 2002 until August 2005, when SuiteSpeed was merged into RoomLinX.  Prior to forming SuiteSpeed Inc, from November 1997 to January 2002, Mr. Wasik founded TRG Inc, and served as President and Chairman of TRG Inc. a technical consulting company.

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

Index

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

RoomLinX, Inc., 2150 W. 6thAve Unit H Broomfield, CO 80020, Attn.: Michael S. Wasik, Chief Executive Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the rules and regulations of the SEC there under requires our directors, executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such stock with the SEC. Based solely upon a review of such reports, we believe that all our directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during the last fiscal year.

Index

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2005 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2005 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S.* (1)Wasik	2005(8/10/05-10/15/05)	25,000	-	-		-	-	-	25,000
Chief Executive Officer and Chief Financial Officer	2005(10/15/05-12/31/05)	15,625	-	-	-	-	-	-	15,625
	2004	-	-	-	-	-	-	-	-
Aaron Dobrinsky	2005	153,226	-	-		-	-	-	153,226
Former CEO	2004	100,000	-	-	920,000	-	-	-	1,020,000
Frank Elenio	2005	137,262	-	-		-	-	-	137,262
Former CFO	2004	75,000	-	-	460,000	-	-	-	535,000

(1) On August, 10, 2005, Mr. Wasik was granted a five year option to purchase 1,000,000 shares of RoomLinX common stock at an exercise price of $0.026 per share. Such options vested immediately.

Executive Employment Agreements

On August 10, 2005 ("the Effective Date"), we entered into an employment agreement with Mr. Michael Wasik for Mr. Wasik to serve initially as Executive Vice President and now as our chief executive officer. The following is a summary of the material terms of the agreement.

Index

Term. The initial term of the agreement was two years from the date of the agreement. Accordingly, the agreement has expired.

Compensation. Mr. Wasik's initial annual base salary under the agreement was $150.000.  Mr. Wasik also was eligible to receive such bonuses as may be determined by the Board of Compensation Committee.

Stock Options. Under the agreement, RoomLinX granted to Mr. Wasik a stock option (the "Wasik Option") under the RoomLinX, Inc. Long-Term Incentive Plan (the "Plan") for the purchase of an aggregate of 1,000,000 shares of common stock of RoomLinX common stock at an option price equal to $0.026 per share.  Such options vested immediately upon grant on August 10, 2005.

On November 2, 2005, the Company announced the departure of Mr. Aaron Dobrinsky as Chief Executive Officer. On May 10, 2006, the Company and Mr. Dobrinsky executed a Separation Agreement.  Under the terms of this Separation Agreement, all accrued bonuses and payroll owed to Mr. Dobrinsky were canceled, the remaining options granted to Mr. Dobrinsky under his Employment Agreement vested and the exercise price of the options was lowered to zero from $.001 per share.

On November 2, 2005, the Company announced the departure of Mr. Frank Elenio as Chief Financial Officer and as a Board member.  On December 15th, 2006, the Company and Mr. Elenio executed a Separation Agreement.  Under the terms of this Separation Agreement, all accrued bonuses and payroll owed to Mr. Elenio were canceled, the remaining 2,000 options granted to Mr. Elenio under his Employment Agreement vested and the exercise price remained $.001 per share. Accordingly, the options have expired.

Outstanding Equity Awards At Fiscal Year-End Table (Fiscal Year-End December 31, 2005)

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S. Wasik	-	1,000,000	1,000,000	0.026	-	10/30/2010	-	-	-

Index

Director Compensation Table – Fiscal Year-End December 31, 2005

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Wasik	-	-	-	-	-	-	-
Herbert Hunt	$20,000*
Peter Bordes	$20,000*
Aaron Dobrinsky
Frank Elenio

* Such amounts were accrued but not paid in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of January 2, 2008, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of January 2, 2008 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

Index

COMMON STOCK

Name and Address Percent*	Shares Beneficially Owned Number

Michael S. Wasik **	33,900,231
18.7%
2925 N. Torrey’s Peak
Superior CO 80027

Herbert I. Hunt, III	8,134,612
5.23% ***
H.I. Hunt & Company, LTD.
2 Avery St., #30-GBoston,
Massachusetts 02111

Peter A. Bordes, Jr.	9,724,148
6.19% ****
62 White Street
Suite 3 East
New York, New York 10013

All directors and current executive officers as a group (3 persons)	51,758,991
25.99%

Index

PREFERRED STOCK

Name and Address Percent*	Shares Beneficially Owned Number

Herbert I. Hunt, III	0
0%
H.I. Hunt & Company, LTD.
P.O. Box 120220 Boston, Massachusetts 02112-0220

Peter A. Bordes, Jr.	0
0%
62 White Street
Suite 3 East
New York, New York 10013

Michael S. Wasik	0
2925 N. Torrey’s Peak Dr
Superior, CO 80027

All directors and current executive officers as a group (3 persons)	0
0%

*	Based on 147,368,384 shares of Common Stock and 720,000 shares of Preferred Stock issued and outstanding as of January 2, 2008.

**
Includes 25,233,566 shares owned by Mr. Wasik and options to purchase 1,000,000 shares at $0.026 per share which are fully vested and expire on August 10, 2015 and options to purchase 10,000,000 shares at $0.02 per share which expire on November 20, 2011, of which 6,666,666 are vested and the remainder will vest on August 10, 2008 if Mr. Wasik remains employed by the Company on such date.

***
Includes 6,134,612 shares owned by Mr. Hunt, options to purchase 500,000 shares at $0.10 per share which are fully vested and expire on January 25, 2010, options to purchase 1,000,000 shares at $0.02 per share which are fully vested and expire on November 20, 2011 and options to purchase 500,000 shares at $0.025 per share which are fully vested and expire on May 4, 2012.

****
Includes 7,724,148 shares owned by Mr. Bordes, options to purchase 500,000 shares at $0.10 per share, which are fully vested and expire on January 25, 2010, options to purchase 1,000,000 shares at $0.02 per share, which are fully vested and expire on November 20, 2011 and options to purchase 500,000 shares at $0.025 per share, which are fully vested and expire on May 4, 2012.

Index

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 10, 2005, the Registrant issued to Michael Wasik, who is now the President and Chief Executive Officer, a total of 25,233,566 shares of Common Stock in connection with the merger of SuiteSpeed, Inc. with the Registrant and the cancellation of certain liabilities of SuiteSpeed, Inc. to Mr. Wasik.

On August 10, 2005, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 1,000,000 Incentive Stock Options (“ISOs”) to Mr. Wasik, which vest immediately.

On November 20, 2006, the Registrant’s Board of Directors agreed to issue, based on the closing price of the Registrant’s Common Stock on November 20, 2006 (later determined to be $0.02 per share), (i) to each of Peter Bordes and Herbert Hunt shares of the Registrant’s Common Stock having an aggregate value of $60,000 as payment in full of their respective Board compensation owed to them for the three-year period 2004 – 2006 and (ii) to Mr. Dobrinsky shares of the Corporation’s Common Stock having an aggregate value of $20,000 as payment in full of his respective Board compensation owed to him for 2006.

On November 20, 2006, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 11,400,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,700,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Mr. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vest immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof.  1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vest immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed with this report or incorporated by reference:

2.1 Agreement and Plan of Merger, dated as of December 8, 2004, by and among Arc Communications, Inc., Old RoomLinX and the registrant (the "Merger Agreement") is incorporated by reference to Annex A to the definitive proxy statement filed by Arc Communications, Inc. with the SEC on June 15, 2004

Index

2.2 Amendment No. 1 to the Merger Agreement is incorporated by reference to Annex E to the definitive proxy statement filed by Arc Communications, Inc. with the SEC on June 15, 2004.

2.3 Amendment No. 2 to the Merger Agreement is incorporated by reference to Annex F to the definitive proxy statement filed by Arc Communications, Inc. with the SEC on June 15, 2004.

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 2.0 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.2 Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1 Form of convertible debenture issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 14, 2007.

10.1 RoomLinX, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by Arc Communications, Inc. with the SEC on June 15, 2004

10.2 Employment agreement between the registrant and Michael Wasik is incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed with the SEC on August 16, 2005.

10.3 Separation Agreement dated April 26, 2006 between the Company and Mr. Aaron Dobrinsky is incorporated by reference to Section 10.1 of the registrant’s Form 10-QSB for the quarter ended September 30, 2005.

10.4 Securities Purchase Agreement dated as of June 11, 2007, by and among the registrant and the Investors named therein is incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 14, 2007.

10.5 Agreement and Plan of Merger, dated as of August 10, 2005 by and among the registrant, SS-R Acquisition Corp. and SuiteSpeed, Inc., incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on August 16, 2005.

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index

* 32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99.1 Risk Factors

* 99.2 Press Release issued by the Registrant, February 4, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Eisner LLP for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB through June, 30 2005, were $24,500. The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of RoomLinX, Inc. for the fiscal year ended December 31, 2005, and for the reviews of the financial statements included in RoomLinX, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2005, were $28,000. The aggregate fees for professional services rendered by Eisner LLP for the audit of the annual consolidated financial statements of RoomLinX, Inc. for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in RoomLinX, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2003, were $51,000.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Eisner LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2005 or for services to RoomLinX, Inc. for the fiscal year ended December 31, 2004, other than the fees for services described under "Audit Fees". Stark Winter Schenkein & Co LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2005 other than the fees for services described under “Audit Fees.”

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

Before Stark Winter Schenkein & Co LLC was engaged by the Company for the 2005 audit, Stark Winter Schenkein & Co LLC’s engagement and engagement letter were approved by the Company's audit committee.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RoomLinX, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	January 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Peter A. Bordes, Jr.
Peter A. Bordes, Jr.
Chairman of the Board of Directors

Date:	January 31, 2008

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	January 31, 2008

By:	/s/ Herbert I. Hunt, III
Herbert I. Hunt, III
Director

Date:	January 30, 2008