Form 10KSB
period 2006-12-31
ROOMLINX INC
filed 2008-07-08
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most recent fiscal year: $2,212,840

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $2,997,992 as of June 23, 2008.

As of June 23, 2008, there were 151,892,050 shares of the registrant's common stock and 720,000 shares of the registrant's preferred stock are issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes ☐ No ☒

Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY/RECENT MANAGEMENT DEVELOPMENTS

This Form 10-KSB for the year ended December 31, 2006 is being filed on or about June 30, 2008.  We expect that we will file all of our delinquent quarterly and annual reports through and including the Form 10-Q for the Quarter ended September 30, 2008 in the next 180 days, but no assurance can be given with respect to these matters.

On December 27, 2005, our stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely file our Form 10-QSB for the quarter ended September 30, 2005.  Since such date, our stock has traded only on the “Pink Sheets”.

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

On September 20, 2005, Mr. Wasik was appointed to our Board of Directors.

On November 2, 2005, Mr. Wasik was appointed as our Chief Executive Officer.  We also announced the departures of Mr. Aaron Dobrinsky as Chief Executive Officer and Mr. Frank Elenio as Chief Financial Officer and as a Board member.

On November 2, 2005, we announced the relocation of our executive headquarters to Broomfield, Colorado, located within the Denver Metropolitan area.

Effective as of November 17, 2006, Mr. Dobrinsky resigned from our Board of Directors.

On February 8, 2007, Mr. Woody McGee was appointed as a member of our Board of Directors; effective as of October 12, 2007, Mr. McGee resigned from our Board of Directors.

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent agreement with CHA (the “Agreement”).

Index

The Warrant is initially exercisable for Series B Preferred Stock.  At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), the Warrant will automatically be exercisable for Common Stock and not Series B Preferred Stock.  The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant.  The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.

GENERAL

Since the 2004 Reorganization, we have focused our business on the business of providing wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. As of June 23, 2008, our current customer base consisted of approximately 149 hotels and 25,956 guest and meeting rooms.

Our solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection that is up to 300 times faster than a standard dial-up modem. Users on this network have access to home and corporate email accounts and Virtual Private Networks, also known as VPNs. These users have flexible billing options, choosing from any one of free service, flat rate, time-based usage or unlimited. In addition these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

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

Index

1.	Ongoing Connectivity Service and Support Contracts
2.	Delivery of Content and Advertising
3.	Delivery of Business and Entertainment applications

RECENT FINANCIAL DEVELOPMENTS

On June 11, 2007 and June 13, 2007, we closed a financing with certain investors, pursuant to which we sold an aggregate of $2,350,000 amount of Convertible Debentures due May 2012.  The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.  The interest on the convertible debentures is six percent (6%) payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  Each investor was also given the option to purchase additional convertible debentures; however, such options have expired.

As of June 11, 2007, we also reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was approximately $1.4 million.

On October 1, 2007, the Board approved issuance of 1,699,726 shares of our common stock, as interest for the period June 12 through September 30, 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On January 1, 2008, the Board approved issuance of 1,437,041 shares of our common stock, as interest for the period October 1 through December 31, 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,885 shares of our common stock, as interest for the period January 1 through March 31, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

All of the shares of common stock approved for issuance in connection with interest payments on the debentures as provided above were issued in the second quarter of 2008.

OUR SERVICES

Index

Currently we offer the following services to our customers:

❖	site-specific determination of needs and requirements;

❖	design and installation of the wireless or wired network;

❖	the development and installation of a media and entertainment system;

❖	full maintenance and support of the network and media and entertainment system;

❖	technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;

❖	hotel staff and management training;

❖	marketing assistance and continuous network and system monitoring to ensure high quality of service.

The main service we currently offer is the installation and servicing of wired and wireless networks and the development and installation of our media and entertainment system for hotels.

Our strategy is to focus our resources on delivering a wide range of communications and information services to the hospitality industry. In addition, we plan to enter, either organically, or through partnerships with current providers, the sale of our services to other hospitality, recreational and both public and private facilities.

The networks that we install can supply the hotel with all of the requirements to supply the hotel's back office, guest rooms, restaurants, lobbies, convention center and meeting rooms over the internal local area network (LAN). For convention centers requiring a high-speed connection for their booths and meeting areas, our wireless local area network (WLAN) product enables portable and mobile computer users to seamlessly access the Internet from anywhere within the convention center. Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.

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

We generally have the first right of refusal to provide all wireless services to the hotel as well as to provide value added services over the installed network. We believe that we will increase sales by offering our new in-room media and entertainment solution to our current wired and wireless internet customer base.  Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how the hotel guests access traditional free-to-guest television, contemporary web content, premium, pre-release, and high-definition material, along with business tools and information specific to the property and their stay. Our plan is to deliver this via our user-friendly, streamlined interface displayed on a sleek, flat-panel HD LCD television and powered by our Roomlinx media console.  It is our goal to truly converge the television and personal computer into one offing in hotel rooms.

Index

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

OUR STRATEGY

Our short term strategies include the following:

❖	We are seeking to launch our new media and entertainment system and grow the number of rooms in our installed base;

❖	We are seeking to make our new media and entertainment product our core competency and focus on quality service and highly-profitable opportunities;

❖	We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management;

❖
We are seeking to attain preferred vendor status or become a brand standard with premier hotel chains. Our hotel customers include many of the country's most highly regarded hotel chains. If we are successful in attaining preferred vendor status or becoming a brand standard, we will be able to expand our services to cover the applicable chain's site map;

❖	We are seeking to leverage our core competency by expanding the markets we serve beyond hotels to time share, extended stay units, and resort properties;

❖	We hope to expand the IP-based services that we offer to include:

❖	voice over the Internet (VoIP) availability;

❖	IP-based television programming;

❖	IP-based advertising through the LCD television and laptop;

❖	IP-based E-Commerce through the LCD television;

Index

❖	wireless video on demand (VOD) availability; and

❖	Managed technical services, to provide special technical services to users.

❖	We hope to offer content or portal services to our customers, thereby enabling us to generate "per click" revenues.

Our longer term strategies include the following:

❖	We hope to be able to offer our media and entertainment solution to consumers;

❖	We hope to capture those consumers as they use our product in the hotel rooms; and

❖	We have begun to consider expansion into the Caribbean and European hotel industry, as well as other infrastructure and value added services.

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

SALES AND MARKETING

SALES

As of June 23, 2008, our direct sales force consisted of 3 persons and our channel sales program consisted of 1 master sales agent and 2 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

There are four succinct areas of outsource marketing in the hospitality sector that we concentrate our sales efforts on:

❖
Hospitality Consultants - This group sells consulting services to hotel ownership and management groups.  For the most part, they have strong relationships with the aforementioned groups to provide consulting expertise.

Index

❖
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

❖
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

❖	The Hotel Interconnect Individual or Companies - This group handles the installation and the maintenance for the independent communications sales representative and interconnect companies.

Typically, at least one and often all three of the above groups interact with the hotel industry on a daily basis. This provides us with a valuable source of sales and marketing personnel with direct contact into the industry.

MARKETING

We typically deploy a marketing mix consisting of grass roots marketing by joining industry specific affiliations such as HTNG (Hotel Technology Next Generation) and AHLA (American Hotel and Lodging Association) direct mail, internet direct response, print ads in periodicals aimed at hospitality industry, and tradeshow sponsorship and support.

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

Index

COMPETITION

Wired and Wireless High-Speed Internet Offering

The market for our services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

- Other wireless high-speed internet access providers, such as I-Bahn, Guest-Tek, Wayport, and LodgeNet;

- Other viable network carriers, such as SBC, Comcast, Sprint and COX Communications; and

- Other internal information technology departments of large companies.

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

Media and Entertainment Offering

The market for our services is in its infancy.  Due to technological advances we believe many of the larger companies will not be able to react quickly in duplicating our offering.  Current competition consists of players offering portions of our offering, such as video on demand and internet access; these competitors include:

- LodgeNet, SuiteLinq, KoolKonnect, NXTV, Activision, and Total Vision,

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

Index

EMPLOYEES

As of June 23, 2008 we had a total of 19 full-time personnel consisting of 11 employees, 3 US independent contractors, and 5 Canadian independent contractors, and 2 part-time personnel consisting of 1 employee and 1 US independent contractor. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

RISK FACTORS

Our business is subject to numerous risks and uncertainties. Investors should consider those risks and uncertainties, described in Exhibit 99.1 of this Annual Report, whenever evaluating our company or an investment in our capital stock.

ITEM 2. DESCRIPTION OF PROPERTY

We own no real property. We lease our principal offices, which are located at 2150 West 6th Avenue, Unit H, Broomfield, CO 80020, consisting of approximately 3,200 square feet. Additionally, we rent offices located in Vancouver, British Columbia, Canada consisting of approximately 560 square feet that we lease until May 2009.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise from January 1, 2006 through June 23, 2008.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Index

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX.PK	January 1 - March 31, 2005	$0.04	$0.20
	April 1 – June 30, 2005	$0.03	$0.10
	July 1 - September 30, 2005	$0.02	$0.07
	October 1 - December 31, 2005	$0.01	$0.02
	January 1 - March 31, 2006	$0.01	$0.03
	April 1 - June 30, 2006	$0.02	$0.05
	July 1 - September 30, 2006	$0.01	$0.03
	October 1 - December 31, 2006	$0.01	$0.04
	January 1 - March 31, 2007	$0.02	$0.05
	April 1 – June 30, 2007	$0.02	$0.04
	July 1 – September 30, 2007	$0.01	$0.04
	October 1 – December 31, 2007	$0.01	$0.03
	January 1, - March 31, 2008	$0.02	$0.03

RMLXP	January 1 - March 31, 2005	$0.06	$0.08
	April 1 – June 30, 2005	$0.06	$0.07
	July 1 - September 30, 2005	$0.07	$0.07
	October 1 - December 31, 2005	$0.07	$0.07
	January 1 - March 31, 2006	$0.01	$0.07
	April 1 - June 30, 2006	$0.01	$0.05
	July 1 - September 30, 2006	$0.02	$0.05
	October 1 - December 31, 2006	$0.02	$0.15
	January 1 - March 31, 2007	$0.07	$0.07
	April 1 – June 30, 2007	$0.02	$0.07
	July 1 – September 30, 2007	$0.03	$0.05
	October 1 – December 31, 2007	$0.08	$0.08
	January 1 – March 31, 2008	$0.08	$0.08

The closing bid for our Common Stock on the OTB-Bulletin Board on June 23, 2008 was $0.0275. As of June 23, 2008, 151,892,050 shares of Common Stock were issued and outstanding which were held of record by 274 persons. As of June 23, 2008, 720,000 shares of preferred stock issued and outstanding which were held of record by 2 persons.

The Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the Common Stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2006 accrued but unpaid preferred stock dividends aggregated $107,400. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the Common Stock.

Index

RECENT SALES OF UNREGISTERED SECURITIES

On November 20, 2006, we issued (i) to each of Peter Bordes and Herbert Hunt, 3,000,000 shares of our Common Stock having an aggregate value of $60,000 on such date as payment in full of their respective Board compensation owed to them for the three-year period 2004 – 2006 and (ii) to Aaron Dobrinsky, 1,000,000 shares of our Common Stock having an aggregate value of $20,000 as payment in full of his respective Board compensation owed to him for 2006.

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof.  1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date.

On December 28, 2006 we issued three bridge notes in the principal amounts of $50,000 each, and three warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11, 2007.

On May 4, 2007, the Registrant’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for their services as independent directors of the Registrant for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long as they are serving as an independent director of the Registrant on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Registrant’s Common Stock, namely $.025 per share, vesting in full on December 31, 2007, so long as they are serving as an independent director of the Registrant on such date. Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

Index

On June 11, 2007 and June 13, 2007, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we sold an aggregate of $2,350,000 of Convertible Debentures due May 2012 and pursuant to which the investors were given the option to purchase additional convertible debentures as of December 13, 2007, all of such options expired unexercised. The Convertible Debentures were initially convertible into Series B Preferred Stock, which Series B Preferred Stock would not have been convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.  The interest on the convertible debentures is six percent (6%) payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.

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

1,962,500	shares with an exercise price of $0.02
500,000	shares with an exercise price of $0.02
500,000	shares with an exercise price of $0.02
7,000,000	shares with an exercise price of $0.03

On August 6, 2007, we issued 7,500,000 shares of our common stock, as compensation for investor relations, legal, and business development services rendered to, or the settlement of obligations owed by, the Company.

On November 5, 2007, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 1,450,000 Incentive Stock Options and an aggregate of 800,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.015 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date

On October 1, 2007, the Board approved issuance of 1,699,726 shares of our common stock, as interest for the third quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Index

On January 1, 2008, the Board approved issuance of 1,437,041 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,885 shares of our common stock, as interest for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

All of the shares of common stock approved for issuance in connection with interest payments on the debentures as provided above were issued in the second quarter of 2008.

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock.  At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), the Warrant will automatically be exercisable for Common Stock and not Series B Preferred Stock.  The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant.  The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.

On May 15, 2008, the Registrant’s Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

Each of the foregoing issuances was a private issuance and exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RoomLinX, Inc., a Nevada corporation ("We," "Us" or the "Company"), provides two core products and services:

Index

1. Wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

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

2. In-room Media and Entertainment Solutions for hotels, resorts, and time-share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content.  The content consists of adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel specific services and advice.

The Company provides proprietary software an LCD television, a media console (consisting of a full powered pc, DVD player, CD/DVD burner, and numerous input jacks for the hotel guest), a wireless keyboard with built-in mouse, and a remote control.

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

Index

We currently have signed agreements to install our product into two properties as a Beta test.  The first property is the Jet Hotel in Downtown Denver and the second property is a select service property in the Denver Technical Center managed and owned by a large hotel corporation.

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

On August 10, 2005, the Company completed its acquisition of SuiteSpeed, Inc. (“SuiteSpeed.)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Index

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

Since inception, we have accumulated substantial net operating loss carry forwards for tax purposes.  There are statutory limitations on our ability to realize any future benefit from these potential tax assets and we are uncertain as to whether we will ever utilize the tax loss carry forwards.  Accordingly, we have recorded a valuation allowance to offset the deferred tax asset.

Effective January 1, 2006, we implemented SFAS No. 123(R), “Share-Based Payment,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R).  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.  Prior to January 1, 2006, we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Opinion 25, the intrinsic value method was applied and no compensation expense was recognized for stock options issued to employees as the exercise price of the stock options we granted equaled or exceeded the market price of the underlying common stock on the date of grant.

FORWARD-LOOKING STATEMENTS

Index

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

For the year ended December 31, 2006, we reported net income of $25,529, or $(0.00) per share, compared to a net loss of $(4,231,806), or $(0.04) per share for 2005.  Our loss from operations for 2006 was $(201,300), an improvement in operating results of $1,372,438 compared to the operating loss of $(1,573,738) that we reported for 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 43% to $747,685 during the year ended December 31, 2006 from $1,314,835 during the year ended December 31, 2005.  We installed 11 new customers during the year ended December 31, 2006, compared to 28 new installations during 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.  During the year ended December 31, 2006, the average revenue per installation was approximately $106,812 as compared to $47,000 during the prior year. Due to the nature of our business, revenue fluctuations may also occur from time to time based on the size of the new installations during the period.

Index

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 45% to $1,465,155 for the year ended December 31, 2006 from $1,008,255 for the year ended December 31, 2005. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 188 customers (representing 34,197 rooms) compared to 193 customers (representing 28,454 rooms) as of December 31, 2005.  Average monthly revenue per room during 2006 was $3.57, compared to $3.52 during 2005, an increase of 1.4%.

Backlog. As of December 31, 2006, we had two customer installations in progress, both of which were completed during the first quarter of 2007.  As of December 31, 2006, there were 44 service contracts scheduled to conclude during 2007.  Approximately two-thirds of the customers continued their service with us and approximately one-third of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation decreased 68% to $368,156 for the year ended December 31, 2006 from $1,161,401 for the year ended December 31, 2005. The decrease was primarily attributable to the decreased corresponding revenue during the year. The average cost of an installation increased 27% from $41,479 in 2005 to $52,594 in 2006.  Our margin on installations increased to 51% in 2006 from 12% in 2005.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 20% to $1,137,489 for the year ended December 31, 2006 from $948,887 for the year ended December 31, 2005.  The increase is mainly attributable to increased usage of our system and a higher volume of calls to our 24x7 support center.

Sales and marketing. Sales and marketing expense decreased by $314,317 to $149,131 during the year ended December 31, 2006 from $463,448 for the year ended December 31, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $209,210; a reduction in travel expenses of $94,498, and a reduction in advertising expense of $10,609.

General and administrative. General and administrative expense decreased by $642,268 to $526,167 for the year ended December 31, 2006 from $1,168,434 for the year ended December 31, 2005. During 2006, we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced to $158,852 in 2006 from $751,644 in 2005. Office related costs such as rent, telephone, insurance and supplies were reduced $212,791 from $322,997 in 2005 to $110,206 in 2006. These savings were partially offset by increased professional fees, SEC fees, and investor relations fees of approximately $128,000 resulting from our various financings, and filings with regulatory agencies, as well as the estimation of $25,000 of uncollectible accounts receivable.

Index

Depreciation of property and equipment. Depreciation of property and equipment decreased to $28,350 for the year ended December 31, 2006 as compared to $154,658 for the year ended December 31, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously, we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Other expense.  In 2005, we reported significant items of other expense related to our various financings and the impairment of goodwill, as discussed below.

Interest expense. Interest expense increased $49,596 or 15% to $373,569 for the year ended December 31, 2006 as compared to $323,973 for the year ended December 31, 2005. The increase is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured.  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Impairment of Goodwill.  There was no impairment of goodwill in 2006 compared to the impairment of $1,074,913 recorded in 2005.  We recorded goodwill in the acquisition of SuiteSpeed.  Subsequent to the acquisition, we encountered significant operational and financial difficulties.  Furthermore, we were unable to obtain the additional financing that we anticipated subsequent to the acquisition.  These factors lead us to conclude that the goodwill acquired in the SuiteSpeed transaction was substantially impaired.  Effective December 31, 2005, we recorded an impairment of the entire goodwill balance.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $14,080 for the year ended December 31, 2006 compared to a gain of $13,901 for the year ended December 31, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Index

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $7,740,000 through December 31, 2006. In addition, on June 28, 2004, we completed our merger with ARC which resulted in cash contributed from ARC of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, and pay accrued expenses and for other working capital purposes.  As of December 31, 2006, and continuing throughout 2007 we were generally unable to pay our financial obligations as they matured and we were in default of the provisions of certain indebtedness.

We have incurred significant operating losses since our inception and as of December 31, 2006 had a working capital deficiency and stockholder’s deficit of $(2,679,949) and $(2,667,169), respectively. Although we succeeded in generating net income of $25,529 in 2006, it did not exceeded the $149,526 used to fund operations, the cumulative deficiency and deficit raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2006 we had $144,540 in cash and cash equivalents, which amount is not sufficient to fund operating activities during 2007.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things, obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which include reductions in staff.

During the fourth quarter of 2004, we borrowed $250,000 ($120,000 from certain officers and stockholders) in exchange for 10% promissory notes maturing six months from the date of issuance.  During the first quarter of 2005, we borrowed an additional $70,000 ($30,000 from a stockholder) under the same terms and conditions.  As additional consideration for the lenders, we issued warrants to purchase 1,600,000 shares of our common stock at $0.10 per share. During 2005, the Company repaid $40,000 of the notes and the outstanding balance at December 31, 2005 was $280,000.  The Company was not able to retire the promissory notes as scheduled and was in default of the repayment terms.  During 2007, the Company negotiated a settlement with the lenders.

Index

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bear interest at 11% per annum; and are due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000.  Net cash proceeds from the Debentures were $986,000, after deducting fees and expenses paid to Casimir Capital LLP, the placement agent.  As additional consideration for the investors, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  As additional consideration to Casimir Capital LLP, the Company issued warrants to purchase 1,430,000 shares of common stock at a price of $0.075 per share.  All of the warrants expire five years from the date of issue.

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default.  During 2007, the Company negotiated a settlement with the debenture holders.

As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1%, and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand.  During 2007, the Company negotiated a settlement with the lender.

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes.  Principal and interest at 10% were due upon receipt of funding.  The note was repaid in June, 2007.

On December 28, 2006 we issued three bridge notes in the principal amounts of $50,000 each, and three warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11, 2007.

As of December 31, 2006, we had a working capital deficit of $(2,679,949), comprised of current assets of $685,468 and current liabilities of $3,365,416.  Our working capital deficit at December 31, 2005 was $(2,906,322).  Our working capital position improved during the year primarily because of our continuing efforts to reduce costs.

Net cash used by operating activities was $149,526 for the year ended December 31, 2006 as compared to $873,018 for the year ended December 31, 2005.

Net cash provided by investing activities was $0 for the year ended December 31, 2006 as compared to $10,936 during the year ended December 31, 2005.  During 2005, cash received in the merger with SuiteSpeed was $12,042.  During 2005, we invested $1,106 in expenditures for capital assets, as compared to $0 during 2006.  We do not plan any significant capital expenditures for 2007.

Index

Net cash provided by financing activities was $113,310 for the year ended December 31, 2006 as compared to $1,032,697 for the year ended December 31, 2005.  During 2006, we received cash proceeds from a bridge note and a shareholder loan, in the aggregate amount of $157,500, and used cash of $120,000 for principle payments.  During 2007, we expect to require additional cash proceeds from debt and equity financings to fund our operating losses.

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

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $391,359 has been included in the financial statements as a potential capital lease obligation.

As of December 31, 2006, our primary financial commitments consisted of $3,515,417 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $61,559 at December 31, 2006, including $23,921 due during 2007. We continue to actively seek relief from our financial obligations and commitments.

As of June 11, 2007, we reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

1.	The March 3, 2005 private placement bridge financing of $1,100,000; all penalties and interest were waived and the Company settled for $550,000.
2.
Officer and stockholder notes issued from November 2004 through January 2005 having an outstanding principal balance of $280,000; all outstanding penalties and interest were waived and the Company settled for $140,000.

3.
During 2005, the Company borrowed $75,000 from an individual.  The borrowing bore interest at 10% and was due on demand.  Subsequent to December 31, 2005, the Company negotiated a settlement of this borrowing arrangement and repaid $37,500 in full satisfaction of its outstanding balance including all outstanding interest owed.

Index

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
RoomLinX, Inc.

We have audited the accompanying balance sheet of RoomLinX, Inc. as of December 31, 2006, and the related statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RoomLinX, Inc. as of December 31, 2006, and the results of its operations, and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
June 23, 2008

ITEM 7. FINANCIAL STATEMENTS

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
as of December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$144,540
Accounts receivable, net	487,083
Prepaid and other current assets	24,389
Work in progress	29,455
Total current assets	685,467

Property and equipment, net	12,780
Total assets	$698,247

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$563,600
Convertible debentures	1,100,000
Notes payable	215,000
Officer and stockholder notes payable	287,500
Accrued interest and penalties	496,145
Obligations under capital lease	391,359
Deferred revenue	311,812
Total current liabilities	3,365,416

Stockholders' (deficit):

Preferred stock - $0.20 stated value, 5,000,000 shares authorized: 720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized: 139,868,381 shares issued and outstanding	139,868
Additional paid-in capital	19,135,567
Deferred stock compensation	(103,257)
Accumulated (deficit)	(21,983,347)
Total stockholders' (deficit)	(2,667,169)
Total liabilities and stockholders' (deficit)	$698,247

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005

	2006	2005

Revenues
System sales and installation	$747,685	$1,314,835
Service, maintenance and usage	1,465,155	1,008,255
	2,212,840	2,323,090

Costs and Expenses
System sales and installation	368,156	1,161,401
Service, maintenance and usage	1,137,489	948,887
Sales and marketing	149,131	463,448
General and administrative	526,166	1,168,434
General and administrative - stock compensation	204,848	-
Depreciation	28,350	154,658
	2,414,140	3,896,828
Operating (loss)	(201,300)	(1,573,738)

Other income (expenses)
Interest expense	(373,569)	(323,973)
Amortization of debt discount	-	(1,159,083)
Financing expenses	-	(114,000)
Impairment of goodwill	-	(1,074,913)
Foreign currency gains (losses)	(14,080)	13,901
Other income	814	-
Income from discharge of indebtedness	613,664	-
	226,829	(2,658,068)

Income (loss) before income taxes	25,529	(4,231,806)

Provision for income taxes	-	-

Net income (loss)	$25,529	$(4,231,806)

Net income (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted average shares outstanding:
Basic	133,462,902	115,593,903
Diluted	176,975,870	115,593,903

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net income (loss)	$25,529	$(4,231,806)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	28,350	154,658
Impairment of goodwill	-	1,074,913
Amortization of debt discount	-	1,159,083
Non-cash financing costs	-	114,000
Common stock issued for operating costs	140,000	122,000
Stock options issued as compensation	204,848	-
Changes in operating assets and liabilities:
Accounts receivable	(376,456)	225,351
Inventory and work in progress	(29,455)	138,522
Prepaid and other current assets	14,460	12,629
Accounts payable and accrued expenses	(718,445)	176,862
Deferred revenue	294,743	180,770
Accrued interest and penalties	266,900	-
Obligations under capital lease	75,810	-
Total adjustments	(99,245)	3,358,788

Net cash (used in) operating activities	(73,716)	(873,018)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,106)
Cash received in the merger	-	12,042
Net cash provided by investing activities	-	10,936

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	986,000
Principal payments on convertible debenture	-	(10,000)
Cash proceeds from notes payable	150,000	75,000
Principal payments on notes payable	(120,000)	(48,303)
Cash proceeds from officer and stockholder notes payable	7,500	70,000
Principal payments on officer and stockholder notes payable	-	(40,000)
Net cash provided by financing activities	37,500	1,032,697

Net increase (decrease) in cash and equivalents	(36,216)	170,615

Cash and equivalents at beginning of year	180,756	10,141

Cash and equivalents at end of year	$144,540	$180,756

Supplemental Cash Flow Information
Interest paid	$18,393	$8,381
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in SuiteSpeed, Inc. merger	$-	$557,077
Liabilities assumed in SuiteSpeed, Inc. merger	$-	$684,605
Common stock issued in exchange for debt	$-	$170,000
Warrants issued in connection with debt	$150,000	$-

Index

RoomLinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the year ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Number of		Number of		Paid - in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	(Deficit)
Balance, December 31, 2004	720,000	$144,000	103,991,799	$103,992	$16,617,261	$-	$(17,777,070)	$(911,817)

Fair value of warrants issued in connection with officer and stockholder notes payable	-	-	-	-	7,000	-	-	7,000
Shares issued for services at $0.24 per share	-	-	375,000	375	89,625	-	-	90,000
Fair value of beneficial conversion feature and warrants issued in connection with convertible debentures	-	-	-	-	1,100,000	-	-	1,100,000
Shares issued for services at $0.10 per share	-	-	75,000	75	7,425	-	-	7,500
Shares issued for cancellation of warrants in connection with a settlement agreement at $0.03 per share	-	-	666,666	666	19,334	-	-	20,000
Shares issued in connection with a settlement agreement at $0.03 per share	-	-	150,000	150	4,350	-	-	4,500
Shares issued in merger with SuiteSpeed, Inc. on August 10, 2005	-	-	21,426,046	21,426	535,651	-	-	557,077
Shares issued for cancellation of note payable to stockholder	-	-	6,183,870	6,184	163,816	-	-	170,000
Net (loss)	-	-	-	-	-	-	(4,231,806)	(4,231,806)
Balance, December 31, 2005	720,000	144,000	132,868,381	132,868	18,544,462	-	(22,008,876)	(3,187,546)

Shares issued as board compensation at $0.02 per share	-	-	7,000,000	7,000	133,000	-	-	140,000

Fair value of beneficial conversion feature and warrants issued in connection with notes payable	-	-	-	-	150,000	-	-	150,000

Options granted at $0.02 per share	-	-	-	-	308,105	(103,257)	-	204,848

Net income	-	-	-	-	-	-	25,529	25,529
Balance, December 31, 2006	720,000	$144,000	139,868,381	$139,868	$19,135,567	$(103,257)	$(21,983,347)	$(2,667,169)

Index

ROOMLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.            Overview and Summary of Significant Accounting Policies

Description of Business:    RoomLinX, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, convention centers, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company utilizes third party contractors to install such hardware and software.

Basis of Presentation:    On June 28, 2004, the Company completed its merger with Arc Communications Inc. ("ARC"). As a result of the merger, the stockholders of RoomLinX prior to the merger owned 68,380,180 shares of common stock of the Company and at the effective time of the merger, the stockholders of ARC prior to the merger received 34,444,952 shares of common stock.  The stockholders of RoomLinX before the merger also received warrants to purchase an additional 11,465,001 shares of common stock of the Company.  The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by RoomLinX for the net assets of ARC with no goodwill or other intangibles being recorded. Concurrent with the closing, ARC changed its name to RoomLinX, Inc.  RoomLinX is considered the accounting acquirer; accordingly the historical financial statements presented herein for the periods prior to the merger are those of RoomLinX.

Reclassifications

Certain amounts for the year ended December 31, 2005 or as of December 31, 2005 have been reclassified to conform to current year’s presentation.

Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SuiteSpeed, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventories:    Inventory, principally wireless devices related to Wi-Fi installations, is stated at the lower of cost (first-in, first-out) basis or market.  Inventories are recorded net of any reserve for excess and obsolescence.

Index

Work in Progress:    Work in progress represents the cost of wireless equipment and third party installation related to installations which were not completed prior to year-end.  No profits have been recognized with respect to work in progress.

Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

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

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no property retirement obligations as of December 31, 2006.

Stock Option Plans:    Effective January 1, 2006, the Company implemented SFAS No. 123(R), “Share-Based Payments,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R).  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.  Prior to January 1, 2006, we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Opinion 25, the intrinsic value method was applied and no compensation expense was recognized for stock options issued to employees as the exercise price of the stock options we granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Index

Per Share Amounts:    The Company computes net income (loss) per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the Company’s net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive.  Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net income (loss) the related interest expense.  As the Company had a net loss for the year ended December 31, 2005, the impact of the assumed exercise of stock options and warrants was anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share.

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

Index

Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable and payable, accrued liabilities and debt. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand, or they bear appropriate interest rates.

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

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest at a rate of 18% per annum is billed on the 1st of the month on delinquent customers. Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.  The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2006 indicated that a valuation allowance was required.  The gross accounts receivable balance was reduced by $25,294 for doubtful collections.  The Company had a concentration of credit risk in accounts receivable as of December 31, 2006. Three customers accounted for 52% of accounts receivable, with customer #1 accounting for 26%, customer #2 accounting for 15% and customer #3 accounting for 11%.  These amounts were collected subsequent to December 31, 2006.

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

Index

Advertising Costs:    Advertising costs are expensed as incurred.  During 2006 and 2005, advertising costs were $1,518 and $15,000, respectively.

Segments:    The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and considers its business activities to constitute a single segment.

Recent Pronouncements:     Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company.  A brief discussion of the pronouncement is presented in the following paragraphs.  The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  This statement replaces SFAS 141, Business Combinations.  The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Index

2.            Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of December 31, 2006, had a working capital deficit of $(2,679,949), an accumulated deficit of $21,983,347, and a stockholders' deficit of $(2,667,169).  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

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

Index

The acquisition of SuiteSpeed was accounted for as a business combination in accordance with SFAS No. 141.  The final allocation of purchase price was $1,241,682, based upon a market value of $0.026 per share for the 21,426,046 shares issued and the assumption of liabilities of $684,605.  The purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values.  Management used a number of factors to determine the estimated fair value, including historical performance and anticipated future usage.  The excess purchase price over the fair values was recorded as goodwill.  The purchase price was allocated, as follows:

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

The following unaudited pro-forma information has been prepared assuming that the acquisition had taken place at the beginning of the year ended December 31, 2005.  The pro-forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of results that may occur in the future.

Index

RoomLinX, Inc. / SuiteSpeed, Inc.
Consolidated Pro forma Statement of Operations (Unaudited)

2005

Revenue	$2,875,901
Operating costs and expenses	$4,253,494
Operating (loss)	$(1,377,593)
Other costs and expenses	$(2,749,704)
Net (loss)	$(4,127,297)
Net (loss) per common share	$(0.03)
Weighted average shares outstanding	132,386,783

4.            Property and Equipment

At December 31, 2006, property and equipment consisted of the following:

Computer equipment	$313,700
Office furniture and equipment	16,774
Subtotal	330,474
Accumulated depreciation	(317,694)
Total	$12,780

Depreciation expense for the years ended December 31, 2006 and 2005 was $28,350 and $154,658, respectively.

5.            Officer and Stockholder Notes Payable

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes and the outstanding balance at December 31, 2006 was $280,000.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which has been recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $59,083 amortized in 2005.

The Company was not able to retire the promissory notes as scheduled and, as of December 31, 2006, was in default of the repayment terms.  Subsequent to December 31, 2006, all interest and penalties were forgiven, and the notes were settled for $140,000.

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes.  Principal and interest at 10% were due upon receipt of funding.  The note was repaid in June, 2007.

6.            Notes Payable

Index

As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.  At December 31, 2006, the outstanding balance was $140,000.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bore interest at 10% and was due on demand.  Subsequent to December 31, 2006, all interest and penalties were forgiven, and the note was settled for $37,500.

On December 28, 2006 the Company issued three bridge notes in the principal amounts of $50,000 each, and 3 warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share. See Note 10 regarding warrant value and debt discount. On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11, 2007.

7.            Convertible Debentures

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bear interest at 11% per annum; and are due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000. The Debentures are convertible prior to maturity into a maximum of 15,473,332 shares of the Company’s common stock, based upon a conversion price equal to $0.075 per share of common stock, including accrued interest through maturity.  Net cash proceeds from the Debentures were $986,000, after deducting fees and expenses paid to Casimir Capital LLP, the placement agent.  As additional consideration, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  The warrants expire five years from the date of issue.

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

Index

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and, as of December 31, 2006, was in default of the repayment terms.  Subsequent to December 31, 2006, all interest and penalties were forgiven and the debentures were settled for $550,000.

8.            Commitments and Contingencies

Operating Leases:    The Company leases its office facilities under various operating lease agreements having expiration dates through 2010.  Future minimum lease payments for each of the years through lease expiration are as follows:

Year
2007	$23,921
2008	14,748
2009	15,186
2010	7,704
Total	$61,559

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

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $391,359 has been included in the financial statements as a potential capital lease obligation.

9.            Income Taxes

At December 31, 2006, the Company has tax loss carry forwards approximating $6,000,000 that expire at various dates through 2025. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, are presented below:

Deferred tax assets:
Net operating loss carryforwards	$2,012,112
Less valuation allowance	(2,012,112)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The decrease change in the valuation allowance was approximately $78,330 during 2006.

A reconciliation of the tax provision for 2006 and 2005 at statutory rates is comprised of the following components:

	2006	2005
Tax at statutory rates	$78,330	$(1,439,000)
Book to tax adjustments:
Impairment of goodwill	--	365,000
Amortization of debt discount	--	394,000
Reorganization costs	--	--
Valuation allowance	(78,330)	680,000
Tax provision	$--	$--

10.           Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2006, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of December 31, 2006 were $107,400.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of December 31, 2006, there were 139,868,381 shares of common stock issued and outstanding.

Index

In November 2006, the Company issued 7,000,000 shares as Board of Director compensation. The shares were valued at $0.02 per share based on the closing price of $0.02 per share for a fair market value of $140,000.

On February 15 2005, the Company issued 250,000 shares of common stock to Rodman & Renshaw for investment banking services and issued 125,000 shares of common stock to Stanley Wunderlich for public relations services.  The 375,000 common shares were valued at fair market value of $.24 per share.  On May 2, 2005, the Company issued 75,000 shares of common stock to Stanley Wunderlich for additional public relations services, valued at fair market value of $.10 per share.

On July 1, 2005, the Company cancelled 666,666 warrants with an exercise price of $0.15 as part of a settlement agreement with Alliance Care Advisors and, in connection with such settlement agreement, on September 26, 2005, the Company issued 666,666 and 150,000 unregistered shares to Alliance Care Advisors and Manuel Wilson, respectively, valued at fair market value of $.03 per share.  Alliance Care Advisors had assisted the Company with its convertible debt placed with Casimir Capital.

On August 10, 2005, the Company agreed to issue 21,426,046 shares of common stock to the shareholders of SuiteSpeed.  These shares were valued at $0.026 per share, based upon the closing price of the Company’s common stock on August 9, 2005.  An additional 6,183,870 shares of common stock were issued to Michael S. Wasik in respect to the cancellation of a $170,000 promissory note payable from SuiteSpeed to Mr. Wasik.

Warrants:    On December 28, 2006, the Company issued warrants to purchase 3,900,000 shares of common stock in connection with three bridge notes.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.  The Company recorded a debt discount of $150,000 in connection with these warrants, which is being amortized over the term of the related debt.

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

From November 2004 through January 2005, the Company issued warrants to purchase 1,600,000 shares of common stock to officers and stockholders as additional consideration under Promissory Notes issued at the same time.  (1,250,000 warrants were issued during 2004 and 350,000 were issued during 2005)  These warrants have an exercise price of $0.10 per share and expire two years from the date of issue.

Index

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.030	3,900,000	5	$117,000
$0.075	10,963,333	3	$822,250
$0.100	350,000	<1	35,000
$0.150	7,666,667	<1	1,150,000
	22,880,000		$2,124,250	$0.093

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	16,430,283	$0.175
Issued	11,313,333	0.076
Exercised	---
Expired / Cancelled	(666,666)	0.150
Outstanding at January 1, 2006	27,076,950	$0.134
Issued	3,900,000	0.030
Exercised	-----	-----
Expired / Cancelled	(8,096,950)	0.202
Outstanding at December 31, 2006	22,880,000	$0.093

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2006, options to purchase 24,400,000 shares were outstanding and 600,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

In November 2006, the Company granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the Company’s President, Chief Executive Officer and Chief Financial Officer, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.  The remaining 2,300,000 incentive stock options were issued to employees.  1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of the Company’s common stock on such date.  The remaining 1,100,000 non-qualified stock options were issued to consultants.

Index

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

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	8	$26,000
$0.010	6,000,000	5	60,000
$0.100	1,000,000	2	100,000
$0.020	10,000,000	9	200,000
$0.080	600,000	<1	48,000
$0.020	5,800,000	10	116,000
	24,400,000		$550,000	$0.025

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	6,600,000	$0.016
Granted	2,000,000	0.063
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2005	8,600,000	$0.027
Granted	15,900,000	0.020
Exercised	-	-
Expired	(100,000)	0.020
Outstanding at December 31, 2006	24,400,000	$0.025

Exercisable at December 31, 2006	19,366,667	$0.026

 The Company recorded compensation expense of $204,848 in connection with options granted during the year ended December 31, 2006. $103,257 was recorded as deferred compensation to be expensed in future periods.  The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2006: expected life of options of 5 years, expected volatility of 159%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2006, approximated $.019 per option.

Index

For the year ended December 31, 2005, SFAS 123 requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2005: expected life of options of 5 years, expected volatility of 200%, risk-free interest rate of 4%, and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2005, approximated $.063 per option.  Pro-forma net loss for the year ended December 31, 2005 was $(4,283,806).

11.             Subsequent Events

On February 8, 2007, Mr. Woody McGee was appointed as a member of our Board of Directors.  Effective October 12, 2007, Mr. McGee resigned from our Board of Directors.

On May 4, 2007, the Registrant’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for his service as an independent director of the Registrant for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long as he is serving as an independent director of the Registrant on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Registrant’s Common Stock, namely $.025 per share, vesting in full on December 31, 2007 so long as he is serving as an independent director of the Registrant on such date.  Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

On June 11, 2007 and June 13, 2007, we closed a financing with certain investors, pursuant to which we sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012.  Each investor was also given the option to purchase additional convertible debentures; however, such options have expired.

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

On June 12, 2007, the $300,000 promissory note assumed during the SuiteSpeed merger and owed to First National Bank of Colorado was paid in full.

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

On August 6, 2007, we issued 7,500,000 shares of our common stock, as compensation for services rendered to, or the settlement of obligations owed by, the Company.

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

On October 1, 2007, the Board approved issuance of 1,699,726 shares of our common stock, as interest for the third quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On January 1, 2008, the Board approved issuance of 1,437,041 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,885 shares of our common stock, as interest for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

Index

The Warrant is initially exercisable for Series B Preferred Stock.  At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), the Warrant will automatically be exercisable for Common Stock and not Series B Preferred Stock.  The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant.  The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.

On May 15, 2008, the Registrant’s Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

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

Index

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of December 31, 2006.

Specifically, our current Chief Executive Officer noted the following material weaknesses as of such date:  our inability, due to lack of capital resources, to hire and retain personnel with background and training to fulfill the role of  Chief Financial Officer of a publicly traded company and the inability to devote the personnel resources necessary to timely prepare and file financial reports; we did not maintain a consistent system of maintaining corporate accounting records, which resulted in significant difficulty in retrieving documents for our audits; our lack of documentation to support entries made to the general ledger; our lack of documentation regarding calculations for deferred revenue and depreciation and amortization; our lack of documentation and failure to review financial instruments to determine treatment as a derivative; and our failure to maintain controls to verify that ledger accounts accurately reflected the balances in the underlying documents.

Our management concluded that the material weaknesses described above could result in material misstatements of substantially all of our financial statement accounts which would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, we implemented corrective activities, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting.  We believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

Index

The remediation plan, once fully implemented and operational, is expected to result in the correction of the identified material weaknesses in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors as of May 10, 2008. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Peter A. Bordes, Jr.	45	Chairman of the Board of Directors
Michael S. Wasik	39	Chief Executive Officer, Chief Financial Officer, and Director
Herbert I. Hunt, III	51	Director

Peter A. Bordes, Jr., has served as the Company's chairman since June 28, 2004. Prior, Mr. Bordes was chief executive officer of Arc Communications, Inc. from July 2003 through April 2004 and a director of Arc from September 2002 through June 28, 2004, the date of the 2004 Reorganization. Mr. Bordes is currently the CEO and founder of MediaTrust Inc. a convergent integrated online media and marketing company that develops unique, highly customized, cost-effective solutions for advertisers, marketers and publishers.  Prior to MediaTrust Mr. Bordes was a founder and Chairman of the Board of Empire Media inc., a publishing, marketing and technology enterprise based in New York.

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

Index

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

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Peter A. Bordes, Jr. and Herbert I. Hunt III. The Board of Directors has delegated to the Audit Committee the following principal duties:

(i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

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

RoomLinX, Inc., 2150 W. 6th Ave Unit H Broomfield, CO 80020, Attn.: Michael S. Wasik, Chief Executive Officer.

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

Index

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION
Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2006 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2006 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael S.* (1)Wasik	2006	75,000							75,000
CEO and CFO	2005(8/10/05-10/15/05)	150,000							150,000
	2005(10/15/05-12/31/05)	75,000							75,000
Aaron Dobrinsky	2006	0							0
Former CEO	2005	200,000							200,000
Frank Elenio	2006	0							0
Former CFO	2005	125,000							125,000

Index

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

Outstanding Equity Awards At Fiscal Year-End Table (Fiscal Year-End December 31, 2006)

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S. Wasik		1,000,000	1,000,000	0.026		10/30/2010
Michael S. Wasik		10,000,000	10,000,000	0.020		11/20/2013

Index

Director Compensation Table – Fiscal Year-End December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Wasik							0
Herbert Hunt		60,000	20,000				50,000
Peter Bordes		60,000	20,000				50,000
Aaron Dobrinsky		20,000	10,000				20,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of May 10, 2008, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of May 10, 2008 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON STOCK

	Shares Beneficially Owned
Name and Address	Number	Percent*

Michael S. Wasik **	33,900,231	22.32%
2925 N. Torrey’s Peak
Superior CO 80027

Herbert I. Hunt, III	8,234,612	5.42	%***
H.I. Hunt & Company, LTD.
2 Avery St., #30-GBoston, Massachusetts 02111

Peter A. Bordes, Jr.	9,824,148	6.47	%****
62 White Street
Suite 3 East
New York, New York 10013

All directors and current executive officers as a group (3 persons)	51,958,991	34.21%

PREFERRED STOCK

	Shares Beneficially Owned Number
Name and Address	Number	Percent*

Herbert I. Hunt, III	0	0%
H.I. Hunt & Company, LTD.
P.O. Box 120220 Boston, Massachusetts 02112-0220

Peter A. Bordes, Jr.	0	0%
62 White Street
Suite 3 East
New York, New York 10013

Michael S. Wasik	0	0%
2925 N. Torrey’s Peak Dr
Superior, CO 80027

All directors and current executive officers as a group (3 persons)	0	0%

*	Based on 151,892,050 shares of Common Stock and 720,000 shares of Preferred Stock issued and outstanding as of June 23, 2008.

**
Includes 25,233,566 shares owned by Mr. Wasik and options to purchase 1,000,000 shares at $0.026 per share which are fully vested and expire on August 10, 2015 and options to purchase 10,000,000 shares at $0.02 per share which expire on November 20, 2011, of which 8,666,666 are vested and the remainder will vest on August 10, 2008 if Mr. Wasik remains employed by the Company on such dates.

***
Includes 6,134,612 shares owned by Mr. Hunt, options to purchase 500,000 shares at $0.10 per share which are fully vested and expire on January 25, 2010, options to purchase 1,000,000 shares at $0.02 per share which are fully vested and expire on November 20, 2011 and options to purchase 500,000 shares at $0.025 per share which are fully vested and expire on May 4, 2012.

Index

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

On August 10, 2005, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 1,000,000 Incentive Stock Options (“ISOs”) to Mr. Wasik, which vested immediately.

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

Index

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

4.2 Form of Unregistered Sales of Equity Securities Agreement with Creative Hospitality Associates, as part of a sales agent agreement, is incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on April 16, 2008.

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

Index

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

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2 Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99.1 Risk Factors

* 99.2 Press Release issued by the Registrants, July 9, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of RoomLinX, Inc. for the fiscal year ended December 31, 2006, and for the reviews of the financial statements included in RoomLinX, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2006, were $35,000.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Stark Winter Schenkein & Co LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2006 other than the fees for services described under “Audit Fees.”

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before Stark Winter Schenkein & Co LLC was engaged by the Company for the 2006 audit, Stark Winter Schenkein & Co LLC’s engagement and engagement letter were approved by the Company's Board of Directors.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RoomLinX, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	7/1/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Peter A. Bordes, Jr.
Peter A. Bordes, Jr.
Chairman of the Board of Directors

Date:	7/1/08

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	7/1/08

By:	/s/ Herbert I. Hunt, III
Herbert I. Hunt, III
Director

Date:	7/1/08