Form 10QSB
period 2006-03-31
ROOMLINX INC
filed 2008-07-09
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 – W. 6th Ave., Unit H Broomfield, Colorado 80020
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

The number of shares outstanding of the Issuer's common stock as of June 23, 2008 was 151,892,050.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ROOMLINX, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet as of March 31, 2006

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

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

Item 3. Defaults under Senior Securities

Item 6. Exhibits

Signatures

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$78,149
Accounts receivable, net	354,626
Prepaid and other current assets	26,702
Work in progress	17,224
Total current assets	476,701

Property and equipment, net	29,648
Total assets	$506,349

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,000,707
Convertible debentures	1,100,000
Notes payable	295,000
Officer and stockholder notes payable	280,000
Accrued interest and penalties	295,970
Obligations under capital lease	315,134
Deferred revenue	174,598
Total current liabilities	3,461,409

Stockholders' (deficit):
Preferred stock - $0.20 stated value, 5,000,000 shares authorized: 720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized: 132,868,381 shares issued and outstanding	132,868
Additional paid-in capital	18,544,462
Accumulated (deficit)	(21,776,390)
Total stockholders' (deficit)	(2,955,060)
Total liabilities and stockholders' (deficit)	$506,349

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues
System sales and installation	$228,009	$313,219
Service, maintenance and usage	371,714	233,820
	599,723	547,039

Costs and expenses
System sales and installation	106,510	276,030
Service, maintenance and usage	210,953	337,453
Sales and marketing	39,868	160,358
General and administrative	80,893	337,913
Depreciation	11,482	32,185
	449,706	1,143,939
Operating income (loss)	150,017	(596,900)

Other income (expenses)
Interest expense	(95,726)	(229,263)
Financing expense	-	(34,998)
Foreign currency gain (loss)	16,510	27,052
Other income	(382)	-
Income from discharge of indebtedness	162,067	-
	82,469	(237,209)

Income (loss) before income taxes	232,486	(834,109)

Provision for income taxes	-	-

Net income (loss)	$232,486	$(834,109)

Net income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	132,868,381	104,166,799
Diluted	178,066,096	104,166,799

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in) operating activities	$(62,607)	$(676,565)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	993,500
Principal payments on convertible debenture	-	(10,000)
Principal payments on notes payable	(40,000)	(90,000)
Proceeds from loans and issuance of warrants	-	120,000
Net cash (used in) provided by financing activities	(40,000)	1,013,500

Net increase (decrease) in cash and equivalents	(102,607)	336,935

Cash and equivalents at beginning of period	180,756	10,141

Cash and equivalents at end of period	$78,149	$347,076

Supplemental Cash Flow Information
Interest paid	$6,932	$2,335

Non-cash investing and financing activities:
Value of warrants issued and beneficial conversion in conjunction with loans and convertible debt	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1.	Overview and Summary of Significant Accounting Policies

        Basis of Presentation:    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2005.

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

        Stock Option Plans:    Effective January 1, 2006, we implemented SFAS No. 123(R), “Share-Based Payments,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R).  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.  .  Prior to January 1, 2006, we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Opinion 25, the intrinsic value method was applied and no compensation expense was recognized for stock options issued to employees as the exercise price of the stock options we granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Reclassification:    Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  There is no effect on previously reported net income or earnings per share.

2.	Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses since its inception and, as of March 31, 2006, had a working capital deficit of $2,984,708, an accumulated deficit of $21,776,390, and a stockholders' deficit of $2,955,060.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

        The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	Officer and Stockholder Notes Payable

Index

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes and the outstanding balance at March 31, 2006 is $280,000.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which has been recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $37,133 amortized during the quarter ended March 31, 2005.

        The Company was not able to retire the promissory notes as scheduled and, as of March 31, 2006, was in default of the repayment terms.  Subsequent to March 31, 2006, the notes were settled for $140,000 (see Note 7).

4.	Notes Payable

        As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  At March 31, 2006, the outstanding balance was $220,000.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.

        During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand.   Subsequent to March 31, 2006, the note was settled for $37,500 (see Note 7).

5.	Convertible Debentures

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

        The Company was unable to retire the Debentures as scheduled on September 2, 2005 and, as of March 31, 2006, was in default of the repayment terms.   Subsequent to March 31, 2006, the debentures were settled for $550,000 (see Note 7).

6.	Stockholders' (Deficit)

        Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2006, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of March 31, 2006 were $97,680.

        Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of March 31, 2006, there were 132,868,381 shares of common stock issued and outstanding.

Index

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

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	10,963,333	3	$822,250
$0.220	1,701,048	<1	374,231
$0.100	1,600,000	<1	160,000
$0.150	7,666,667	<1	1,150,000
	21,931,048		$2,506,481	$0.114

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	27,076,950	$0.134
Issued	---	---
Exercised	---	---
Expired / Cancelled	(5,145,902)	0.220
Outstanding at March 31, 2006	21,931,048	$0.114

        Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2006, options to purchase 8,600,000 shares were outstanding and 16,400,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	8	$26,000
$0.010	6,000,000	4	60,000
$0.100	1,000,000	2	100,000
$0.080	600,000	<1	48,000
	8,600,000		$234,000	$0.027

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,600,000	$0.027
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2006	8,600,000	$0.027

Exercisable at March 31, 2006	8,600,000	$0.027

7.	Subsequent Events

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

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof. The remaining 2,300,000 incentive stock options were issued to employees. 1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date. The remaining 1,100,000 non-qualified stock options were granted to consultants.

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

2. In-room media and entertainment solutions for hotels, resorts, and time-share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content.  The content consists of adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

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

We derive our revenues primarily from charging the hotels a monthly fee for the usage of our software and proprietary media and entertainment system.   We derive additional revenue from the rental of movies, printing service, advertising and sale of products through our system.  We began marketing this product in September 2007.   Since June 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships.

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

We currently have signed agreements to install our product into two properties as a Beta test.  The first property is the Jet Hotel in Downtown Denver and the second property is a select service property in the Denver Technological Center managed and owned by a large hotel corporation.

We affected a reorganization on June 28, 2004, when the Company completed its merger with Arc Communications Inc. ("ARC").   The transaction has been accounted for as a recapitalization, which is accounted for similar to the issuance of stock by Old RoomLinX for the net assets of Arc with no goodwill or other intangibles being recorded. Concurrent with the closing, ARC changed its name to RoomLinX, Inc.  RoomLinX is considered the accounting acquirer; accordingly the historical financial statements are those of RoomLinX.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

For the three months ended March 31, 2006, we reported net income of $232,486, compared to a net loss of $(834,109), for the three months ended March 31, 2005.  Our operating income for the three months ended March 31, 2006 was $150,018 an improvement in operating results of $746,918 compared to the operating loss of $(596,900) that we reported for the three months ended March 31, 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 27% to $228,009 during the three months ended March 31, 2006 from $313,219 during the three months ended March 31, 2005.  We installed three new customers during the three months ended March 31, 2006, compared to six new installations during the three months ended March 31, 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 59% to $371,714 for the three months ended March 31, 2006 from $233,820 for the three months ended March 31, 2005. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 190 customers (representing 34,483 rooms) compared to 138 customers (representing 25,987 rooms) as of March 31, 2005.  The increase resulted from new installs and the addition of Suite Speed customers.

Backlog. As of March 31, 2006, we had two customer installations in progress, both of which were completed during the second quarter of 2006.  As of March 31, 2006, there were 2 service contracts scheduled to conclude during the second quarter of 2006.  One of the customers continued their service with us and one of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation decreased 61% to $106,510 for the three months ended March 31, 2006 from $276,030 for the three months ended March 31, 2005. The decrease was directly attributable to the decreased corresponding revenue during the year, as well as cost efficiencies.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 37% to $210,953 for the three months ended March 31, 2006 from $337,453 for the three months ended March 31, 2005.  The decrease is mainly attributable to cost efficiencies.

Index

Sales and marketing. Sales and marketing expense decreased by $120,490 to $39,868 during the three months ended March 31, 2006 from $160,358 for the three months ended March 31, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $93,467; a reduction in travel expenses of $25,472, and a reduction in advertising expense of $1,551.

General and administrative. General and administrative expense decreased by $404,661 to $80,893 for the three months ended March 31, 2006 from $485,554 for the three months ended March 31, 2005. During 2006 we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced $230,768 to $35,355 in 2006 from $266,123 in 2005.  As discussed above, network operation expenses of $67,232 were classified as cost of service, maintenance, and usage in 2006 as compared to network operations expense of $147,641 in 2005. Office related costs such as rent, telephone, insurance and supplies were reduced $46,132 from $74,424 in 2005 to $28,292 in 2006. Professional fees, SEC fees, and investor relations fees decreased $126,102 from $141,575 in 2005 to $15,473 in 2006.  These savings were somewhat offset by the increase of bad debt expense to $1,575 for the three months ended March 31, 2006 compared to no bad debt expense for the three months ended March 31, 2005.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $11,482 for the three months ended March 31, 2006 as compared to $32,185 for the three months ended March 31, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $133,537 to $95,726 for the three months ended March 31, 2006 as compared to $229,263 for the three months ended March 31, 2005. The decrease is attributable to the increase in the principal balance of outstanding debt, the increase in interest rates and penalties associated with our inability to retire the debt as it matured and the fact there was no amortization of debt discount for the three months ended March 31, 2006 as compared to $208,244 for the three months ended March 31, 2005.  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Financing expenses.  We did not incur any additional financing costs on the 2005 convertible debentures during 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a gain of $16,510 for the three months ended March 31, 2006 compared to a gain of $27,051 for the three months ended March 31, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the three months ended March 31, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income.  There was no corresponding income for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $7,740,000 through March 31, 2006. In addition, on June 28, 2004, we completed our merger with ARC which resulted in cash contributed from ARC of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, and pay accrued expenses and for other working capital purposes.  As of March 31, 2006, and continuing throughout 2006 and 2007 we were generally unable to pay our financial obligations as they matured and we were in default of the provisions of certain indebtedness.

Index

We have incurred significant operating losses since our inception and as of March 31, 2006 had a working capital deficiency and stockholder’s deficit of $(2,984,708) and $(2,955,060), respectively. Although we succeeded in generating net income of $232,492 in the three months ended March 31, 2006, which exceeded the $62,607 used to fund operations by $169,885, the cumulative deficiency and deficit raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2006 we had $78,149 in cash and cash equivalents, which amount is not sufficient to fund operating activities during the remainder of 2006 and 2007.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bear interest at 11% per annum; and are due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000.  Net cash proceeds from the Debentures were $993,500, after deducting fees and expenses paid to Casimir Capital LLP, the placement agent.  As additional consideration for the investors, the Company issued warrants to purchase 9,533,333 shares of common stock at a price of $0.075 per share.  As additional consideration to Casimir Capital LLP, the Company issued warrants to purchase 1,430,000 shares of common stock at a price of $0.075 per share.  All of the warrants expire five years from the date of issue.

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default.  During 2007 the Company negotiated a settlement with the debenture holders.

Net cash used by operating activities was $62,607 for the three months ended March 31, 2006 as compared to $676,565 for the three months ended March 31, 2005.

Net cash provided by financing activities was ($40,000) for the three months ended March 31, 2006 as compared to $1,013,500 for the three months ended March 31, 2005.  During the three months ended March 31, 2006 we used cash of $40,000 for principal payments.

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

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $315,134 has been included in the financial statements as a potential capital lease obligation.

As of March 31, 2006, our primary financial commitments consisted of $3,461,409 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $114,109 at March 31, 2006, including $49,982 due during 2006 and $53,220 due during 2007. We continue to actively seek relief from our financial obligations and commitments.

Index

As of June 11, 2007, we reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

4.	The March 3, 2005 private placement bridge financing of $1,100,000; all penalties and interest was waived and the Company settled for $550,000.

5.
Officer and stockholder notes that were issued from November 2004 through January 2005 that had an outstanding principal balance of $280,000.    All outstanding penalties and interest were waived and the Company settled for $140,000.

6.
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

Item 3.	Controls and Procedures

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2006.

Index

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

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof. The remaining 2,300,000 incentive stock options were issued to employees. 1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date. The remaining 1,100,000 non-qualified stock options were granted to consultants.

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

On May 4, 2007, the Registrant’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for their services as  independent directors of the Registrant for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long as  they are serving as an independent director of the Registrant on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Registrant’s Common Stock, namely $.025 per share, vesting in full on December 31, 2007 so long as  they are  serving as an independent director of the Registrant on such date. Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

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

On June 20, 2007, we issued warrants to four individuals for services rendered.  The warrants are initially exercisable for shares of Series B Preferred Stock and ultimately exercisable into shares of common stock once we have sufficient shares of common stock available for issuance upon exercise.  The ultimate number of common shares under warrant coverage is 7,000,000 at $0.03 per share and 2,962,500 at $0.02 per share.  All of the warrants have a five year term

On August 6, 2007, we issued 7,500,000 shares of our common stock, as compensation for services rendered to, or the settlement of obligations owed by, the Company.

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

On October 1, 2007, the Board approved issuance of 1,699,726 shares of our common stock, as interest for the third quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007

On January 1, 2008, the Board approved issuance of 1,437,041 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,885 shares of our common stock, as interest for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

All of the shares of common stock approved for issuance in connection with interest payments on the debentures as provided above were issued in the second quarter of 2008.

On April 14th, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

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

Index

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