Form 10QSB
period 2006-06-30
ROOMLINX INC
filed 2008-07-09
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Transitional Small Business Disclosure Format (Check one):  ☐Yes  ☒  No

ROOMLINX, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet as of June 30, 2006

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

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

Item 6. Exhibits

Signatures

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$25,877
Accounts receivable, net	409,954
Prepaid and other current assets	10,202
Work in progress	12,154
Total current assets	458,187

Property and equipment, net	18,166
Total assets	$476,353

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$496,488
Convertible debentures	1,100,000
Notes payable	265,000
Officer and stockholder notes payable	280,000
Accrued interest and penalties	362,695
Obligations under capital lease	328,493
Deferred revenue	293,107
Total current liabilities	3,125,783

Stockholders' (deficit):
Preferred stock - $0.20 stated value, 5,000,000 shares authorized: 720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized: 132,868,381 shares issued and outstanding	132,868
Additional paid-in capital	18,544,462
Accumulated (deficit)	(21,470,760)
Total stockholders' (deficit)	(2,649,430)
Total liabilities and stockholders' (deficit)	$476,353

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	for the Three Months Ended		for the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
System sales and installation	$125,924	$278,928	$353,934	$618,535
Service, maintenance and usage	388,128	220,641	759,842	428,903
	514,052	499,569	1,113,776	1,047,438

Costs and expenses
System sales and installation	113,440	239,814	219,951	515,843
Service, maintenance and usage	246,225	275,450	457,177	612,903
Sales and marketing	43,463	181,966	83,331	342,324
General and administrative	93,706	412,868	174,594	751,281
Depreciation	11,482	30,663	22,964	62,849
	508,316	1,140,761	958,017	2,285,200
Operating income (loss)	5,736	(641,192)	155,759	(1,237,762)

Other income (expenses)
Interest expense	(93,503)	(615,830)	(189,230)	(845,093)
Financing expense	-	(110,848)	-	(146,676)
Foreign currency gain (loss)	740	(12,508)	17,250	14,544
Other income	211	-	(172)	-
Income from discharge of indebtedness	392,445	-	554,514	-
	299,893	(739,186)	382,362	(977,225)

Income (loss) before income taxes	305,629	(1,380,378)	538,121	(2,214,987)

Provision for income taxes	-	-	-	-

Net income (loss)	$305,629	$(1,380,378)	$538,121	$(2,214,987)

Net income (loss) per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average shares outstanding:
Basic	132,868,381	104,415,425	132,868,381	104,291,799
Diluted	176,365,048	104,415,425	176,365,048	104,291,799

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in) operating activities	$(84,879)	$(986,728)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	993,500
Principal payments on convertible debenture	-	(10,000)
Principal payments on notes payable	(70,000)	(90,000)
Proceeds from loans and issuance of warrants	-	120,000
Net cash (used in) provided by financing activities	(70,000)	1,013,500

Net increase (decrease) in cash and equivalents	(154,879)	26,772

Cash and equivalents at beginning of period	180,756	10,141

Cash and equivalents at end of period	$25,877	$36,913

Supplemental Cash Flow Information
Interest paid	$11,642	$2,335

Non-cash investing and financing activities:
Value of warrants issued and beneficial conversion in conjunction with loans and convertible debt	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses since its inception and, as of June 30, 2006, had a working capital deficit of $2,667,596, an accumulated deficit of $21,470,760 and a stockholders' deficit of $2,649,430.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	Officer and Stockholder Notes Payable

Index

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes and the outstanding balance at June 30, 2006 is $280,000.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which has been recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $59,083 amortized in 2005.

The Company was not able to retire the promissory notes as scheduled and, as of June 30, 2006, was in default of the repayment terms.  Subsequent to June 30, 2006, the notes were settled for $140,000 (see Note 7).

4.	Notes Payable

As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  At June 30, 2006, the outstanding balance was $190,000.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand. Subsequent to June 30, 2006, the note was settled for $37,500 (see Note 7).

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

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and, as of June 30, 2006, was in default of the repayment terms. Subsequent to June 30, 2006, the debentures were settled for $550,000 (see Note 7).

6.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of June 30, 2006, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of June 30, 2006 were $100,920.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of June 30, 2006, there were 132,868,381 shares of common stock issued and outstanding.

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

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	10,963,333	3	$822,250
$0.100	1,600,000	<1	160,000
$0.150	7,666,667	<1	1,150,000
	20,230,000		$2,132,250	$0.105

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	27,076,950	$0.134
Issued	-	-
Exercised	-	-
Expired / Cancelled	(6,846,950)	0.220
Outstanding at June 30, 2006	20,230,000	$0.105

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2006, options to purchase 8,600,000 shares were outstanding and 16,400,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	8	$26,000
$0.010	6,000,000	4	60,000
$0.100	1,000,000	2	100,000
$0.080	600,000	<1	48,000
	8,600,000		$234,000	$0.027

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,600,000	$0.027
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2006	8,600,000	$0.027

Exercisable at June 30, 2006	8,600,000	$0.027

7.	Subsequent Events

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

On December 28, 2006, the Company issued three bridge notes in the principal amounts of $50,000 each, and three warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11, 2007.

On February 8, 2007, Mr. Woody McGee was appointed as a member of the Board of Directors.  Effective October 12, 2007, Mr. McGee resigned from the Board of Directors.

On May 4, 2007, the Company’s Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for his service as an independent director for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long as he is serving as an independent director of the Company on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Registrant’s Common Stock at an exercise price equal to the May 4, 2007 closing trading price of the Company’s common stock, namely $.025 per share, vesting in full on December 31, 2007 so long as he is serving as an independent director of the Company on such date.  Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

On June 11, 2007 and June 13, 2007, the Company closed a financing with certain investors, pursuant to which we sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012.  Each investor was also given the option to purchase additional convertible debentures; however, such options have expired.

As of June 11, 2007, the Company also reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

For the three months ended June 30, 2006, we reported net income of $305,630, compared to a net loss of $(1,380,378), for the three months ended June 30, 2005.  Our operating income for the three months ended June 30, 2006 was $5,736, an improvement in operating results of $646,928 compared to the operating loss of $(641,192) that we reported for the three months ended June 30, 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 55% to $125,924 during the three months ended June 30, 2006 from $278,928 during the three months ended June 30, 2005.  We installed three new customers during the three months ended June 30, 2006, compared to 10 new installations during the three months ended June 30, 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 76% to $388,128 for the three months ended June 30, 2006 from $220,641 for the three months ended June 30, 2005. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 191 customers (representing 35,263 rooms) compared to 148 customers (representing 26,529 rooms) as of June 30, 2005.  The increase resulted from new installs and the addition of Suite Speed customers.

Cost of system sales and installation. Cost of system sales and installation decreased 53% to $113,440 for the three months ended June 30, 2006 from $239,814 for the three months ended June 30, 2005. The decrease was directly attributable to the decreased corresponding revenue during the year.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 11% to $246,225 for the three months ended June 30, 2006 from $275,450 for the three months ended June 30, 2005.  The decrease is mainly attributable to cost efficiencies.

Sales and marketing. Sales and marketing expense decreased by $138,503 to $43,463 during the three months ended June 30, 2006 from $181,966 for the three months ended June 30, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $83,877, a reduction in travel expenses of $49,002, and a reduction in advertising expense of $3,915.

Index

General and administrative. General and administrative expense decreased by $319,162 to $93,705 for the three months ended June 30, 2006 from $412,868 for the three months ended June 30, 2005. During 2006, we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced $241,804 to $42,602 in 2006 from $284,406 in 2005.  Office related costs such as rent, telephone, insurance and supplies were reduced $66,052 from $89,717 in 2005 to $23,665 in 2006. Professional fees, SEC fees, and investor relations fees decreased $46,954 from $61,770 in 2005 to $14,816 in 2006.  These savings were somewhat offset by the increase to bad debt expense of $6,218 for the three months ended June 30, 2006 compared to no bad debt expense for the three months ended June 30, 2005 as well as added travel expenses of $6,404 in 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $11,482 for the three months ended June 30, 2006 as compared to $30,663 for the three months ended June 30, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $522,327 to $93,503 for the three months ended June 30, 2006 as compared to $615,830 for the three months ended June 30, 2005. The decrease is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured, and the fact there was no amortization of debt discount for the three months ended June 30, 2006 as compared to $576,950 for the three months ended June 30, 2005.  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Financing expenses.  We did not incur any additional financing costs on the 2005 convertible debentures during 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a gain of $740 for the three months ended June 30, 2006 compared to a gain of $12,508 for the three months ended June 30, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the three months ended June 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income.  There was no corresponding income for the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

For the six months ended June 30, 2006, we reported net income of $538,121, compared to a net loss of $(2,214,987), for the six months ended June 30, 2005.  Our operating income for the six months ended June 30, 2006 was $155,760, an improvement in operating results of $1,393,522 compared to the operating loss of $(1,237,762) that we reported for the six months ended June 30, 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 43% to $353,933 during the six months ended June 30, 2006 from $618,535 during the six months ended June 30, 2005.  We installed six new customers during the six months ended June 30, 2006, compared to 16 new installations during the six months ended June 30, 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Index

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 77% to $759,842 for the six months ended June 30, 2006 from $428,903 for the six months ended June 30, 2005. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 191 customers (representing 35,263 rooms) compared to 148 customers (representing 26,529 rooms) as of June 30, 2005.  The increase resulted from new installs and the addition of Suite Speed customers.

Backlog. As of June 30, 2006, we had one customer installation in progress, both of which were completed during the third quarter of 2006.  As of June 30, 2006, there were 13 service contracts scheduled to conclude during the third quarter of 2006.  Five of the customers continued their service with us and eight of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation decreased 57% to $219,951 for the six months ended June 30, 2006 from $515,843 for the six months ended June 30, 2005. The decrease was directly attributable to the decreased corresponding revenue during the year, as well as cost efficiencies.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 25% to $457,177 for the six months ended June 30, 2006 from $613,903 for the six months ended June 30, 2005.  The decrease is mainly attributable to cost efficiencies.

Sales and marketing. Sales and marketing expense decreased by $258,993 to $83,331 during the six months ended June 30, 2006 from $342,324 for the six months ended June 30, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $174,559; a reduction in travel expenses of $78,392, and a reduction in advertising expense of $4,333.

General and administrative. General and administrative expense decreased by $576,687 to $174,593 for the six months ended June 30, 2006 from $751,281 for the six months ended June 30, 2005. During 2006 we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced $472,572 to $77,957 in 2006 from $550,529 in 2005.  Office related costs such as rent, telephone, insurance and supplies were reduced $114,220 from $164,140 in 2005 to $49,920 in 2006. Professional fees, SEC fees, and investor relations fees decreased $122,195 from $203,345 in 2005 to $81,150 in 2006.  These savings were somewhat offset by the increase of bad debt expense to $7,793 for the six months ended September 30, 2006 compared to no bad debt expense for the six months ended September 30, 2005 as well as added travel expenses of $6,404 in 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $22,964 for the six months ended June 30, 2006 as compared to $62,849 for the six months ended June 30, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $655,863 to $189,230 for the six months ended June 30, 2006 as compared to $845,093 for the six months ended June 30, 2005. The increase is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured, and the fact there was no amortization of debt discount for the six months ended June 30, 2006 as compared to $785,194 for the six months ended April 30, 2005.  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Financing expenses.  We did not incur any additional financing costs on the 2005 convertible debentures during 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a gain of $17,250 for the six months ended June 30, 2006 compared to a gain of $14,544 for the six months ended June 30, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Index

Income from discharge of indebtedness. During the six months ended June 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income.  There was no corresponding income for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $7,740,000 through June 30, 2006. In addition, on June 28, 2004, we completed our merger with ARC which resulted in cash contributed from ARC of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, and pay accrued expenses and for other working capital purposes.  As of June 30, 2006, and continuing throughout 2006 and 2007 we were generally unable to pay our financial obligations as they matured and we were in default of the provisions of certain indebtedness.

We have incurred significant operating losses since our inception and as of June 30, 2006 had a working capital deficiency and stockholder’s deficit of $2,667,596 and $2,649,430, respectively. Although we succeeded in generating net income of $538,121 in the six months ended June 30, 2006, the cumulative deficiency and deficit raise substantial doubt about our ability to continue as a going concern.

As of June 30, 2006 we had $25,877 in cash and cash equivalents, which amount is not sufficient to fund operating activities during the remainder of 2006 and 2007.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

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

Net cash used in operating activities was $84,879 for the six months ended June 30, 2006 as compared to $986,728 for the six months ended June 30, 2005.

Net cash used in financing activities was $70,000 for the six months ended June 30, 2006 as compared to cash provided by financing activities of $1,013,500 for the six months ended June 30, 2005.  During the six months ended June 30, 2006 we used cash of $70,000 for principal payments on debt.

Index

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

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $328,493 has been included in the financial statements as a potential capital lease obligation.

As of June 30, 2006, our primary financial commitments consisted of $3,125,783 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $80,998 at June 30, 2006, including $19,047 due during 2006 and $24,313 due during 2007. We continue to actively seek relief from our financial obligations and commitments.

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2006.

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

Index

Need to discuss the remaining 2.3M ISOs and 1.1M NQOs

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