Form 10QSB
period 2006-09-30
ROOMLINX INC
filed 2008-07-09
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

ROOMLINX, INC.

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$24,856
Accounts receivable, net	483,697
Prepaid and other current assets	22,169
Work in progress	58,189
Total current assets	588,911

Property and equipment, net	15,141
Total assets	$604,052

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$546,527
Convertible debentures	1,100,000
Notes payable	245,000
Officer and stockholder notes payable	287,500
Accrued interest and penalties	429,420
Obligations under capital lease	330,255
Deferred revenue	342,545
Total current liabilities	3,281,247

Stockholders' (deficit):
Preferred stock - $0.20 stated value, 5,000,000 shares authorized: 720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized: 132,868,381 shares issued and outstanding	132,868
Additional paid-in capital	18,544,462
Accumulated (deficit)	(21,498,525)
Total stockholders' (deficit)	(2,677,195)
Total liabilities and stockholders' (deficit)	$604,052

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
System sales and installation	$143,397	$177,311	$497,330	$795,846
Service, maintenance and usage	361,557	460,374	1,121,400	889,277
	504,954	637,685	1,618,730	1,685,123

Costs and Expenses
System sales and installation	103,930	114,434	323,881	630,277
Service, maintenance and usage	256,588	168,177	713,765	781,080
Sales and marketing	34,911	71,056	118,242	413,380
General and administrative	95,867	361,149	270,460	1,112,430
Depreciation	3,025	70,989	25,989	133,838
	494,321	785,805	1,452,337	3,071,005
Operating income (loss)	10,633	(148,120)	166,393	(1,385,882)

Other income (expenses)
Write down of assets	-	(72,968)	-	(72,968)
Interest expense	(91,805)	(439,455)	(281,035)	(1,284,548)
Financing expense	-	32,676	-	(114,000)
Foreign currency gain (loss)	15,525	18,093	32,775	32,637
Other income	408	-	237	-
Income from discharge of indebtedness	37,473	-	591,986	-
	(38,399)	(461,654)	343,963	(1,438,879)

Income (loss) before income taxes	(27,766)	(609,774)	510,356	(2,824,761)

Provision for income taxes	-	-	-	-

Net income (loss)	$(27,766)	$(609,774)	$510,356	$(2,824,761)

Net income (loss) per common share:
Basic	$(0.00)	$(0.01)	$0.00	$(0.03)
Diluted	$(0.00)	$(0.01)	$0.00	$(0.03)

Weighted average shares outstanding:
Basic	132,868,381	115,174,703	132,868,381	109,772,467
Diluted	132,868,381	115,174,703	176,365,048	109,772,467

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities:
Net cash (used in) operating activities	$(73,400)	$(975,678)

Cash flows from investing activities:
Cash received in the merger	-	12,042
Net cash provided by investing activities	-	12,042

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	993,500
Principal payments on convertible debenture	-	(10,000)
Cash proceeds from notes payable	-	125,000
Principal payments on notes payable	(90,000)	(68,303)
Cash proceeds from officer and stockholder notes payable	7,500	30,000
Net cash (used in) provided by financing activities	(82,500)	1,070,197

Net increase (decrease) in cash and equivalents	(155,900)	106,561

Cash and equivalents at beginning of period	180,756	10,141

Cash and equivalents at end of period	$24,856	$116,702

Supplemental Cash Flow Information
Interest paid	$14,653	$2,095

Non-cash investing and financing activities:
Value of warrants issued and beneficial conversion in conjunction with loans and convertible debt	$-	$1,100,000

Index

RoomLinX, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
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

2.     Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of September 30, 2006, had a working capital deficit of $2,692,336, an accumulated deficit of $21,498,525, and a stockholders' deficit of $2,677,195.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

        The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 3.     Officer and Stockholder Notes Payable

Index

        From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes and the outstanding balance at September 30, 2006 is $280,000.  The borrowing arrangement included warrants to purchase 1,600,000 shares of common stock at $0.10 per share.  Using the Black-Scholes derivative pricing model, the Company determined that the warrants had a fair value of $69,500, which has been recorded as a debt discount and additional paid in capital.  The debt discount was amortized as interest expense over the six month life of the promissory notes, which includes $59,083 amortized in 2005.

        The Company was not able to retire the promissory notes as scheduled and, as of September 30, 2006, was in default of the repayment terms.  Subsequent to September 30, 2006, the notes were settled for $140,000 (see Note 7).

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes.  Principal and interest at 10% were due upon receipt of funding.  The note was repaid in June, 2007.

4.     Notes Payable

        As part of the SuiteSpeed merger, RoomLinX assumed a $300,000 promissory note payable to the First National Bank of Colorado.  The note bears interest at the rate of the prime plus 1% and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  At September 30, 2006, the outstanding balance was $170,000.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.

        During 2005, the Company borrowed $75,000 from an individual.  The borrowing bears interest at 10% and is due on demand. Subsequent to September 30, 2006, the note was settled for $37,500 (see Note 7).

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

        The Company was unable to retire the Debentures as scheduled on September 2, 2005 and, as of September 30, 2006, was in default of the repayment terms. Subsequent to September 30, 2006, the debentures were settled for $550,000 (see Note 7).

6.     Stockholders' (Deficit)

        Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2006, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of September 30, 2006 were $104,160.

Index

        Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of September 30, 2006, there were 132,868,381 shares of common stock issued and outstanding.

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

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2006, options to purchase 8,600,000 shares were outstanding and 16,400,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	8	$26,000
$0.010	6,000,000	4	60,000
$0.100	1,000,000	2	100,000
$0.080	600,000	<1	48,000
	8,600,000		$234,000	$0.027

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	8,600,000	$0.027
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2006	8,600,000	$0.027

Exercisable at September 30, 2006	8,600,000	$0.027

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

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Company, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.  The remaining 2,300,000 incentive stock options were granted to employees.  1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date.  The remaining 1,100,000 non-qualified stock options were granted to consultants.

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

                On May 4, 2007, the Board of Directors authorized and approved the following compensation package for each of Peter Bordes and Herbert Hunt for his service as an independent director for 2007: (i) the payment of the sum of $20,000 on December 31, 2007 so long as he is serving as an independent director on such date, and (ii) the grant of Non-Qualified Stock Options under the Registrant’s Long Term Incentive Plan for the purchase of up to 500,000 shares of the Company’s common stock at an exercise price equal to the May 4, 2007 closing trading price of the Company’s common stock, namely $.025 per share, vesting in full on December 31, 2007 so long as he is serving as an independent director on such date.  Such compensation was also offered to Mr. Woody McGee; however, Mr. McGee resigned from the Board of Directors prior to December 31, 2007.

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

Index

1.	The March 3, 2005 private placement bridge financing of $1,100,000. All penalties and interest were waived and the Company settled for $550,000.

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

On May 15, 2008, the Company’s Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the Employment date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Index

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

Index

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

For the three months ended September 30, 2006, we reported a net loss of ($27,766), compared to a net loss of ($609,774) for the three months ended September 30, 2005.  Our operating income for the three months ended September 30, 2006 was $10,633, an improvement in operating results of $158,753 compared to the operating loss of ($148,120) that we reported for the three months ended September 30, 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 19% to $143,397 during the three months ended September 30, 2006 from $177,311 during the three months ended September 30, 2005.  We installed two new customers during the three months ended September 30, 2006, compared to four new installations during the three months ended September 30, 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 21% to $361,557 for the three months ended September 30, 2006 from $460,374 for the three months ended September 30, 2005. The decrease was due to an decrease in the number of customers we service on a recurring basis to a total of 190 customers (representing 34,169rooms) compared to 198 customers (representing 35,177 rooms) as of September 30, 2005.

Cost of system sales and installation. Cost of system sales and installation decreased 9% to $103,930 for the three months ended September 30, 2006 from $114,434 for the three months ended September 30, 2005. The decrease was primarily attributable to the decreased corresponding revenue during the year.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 53% to $256,588 for the three months ended September 30, 2006 from $168,177 for the three months ended September 30, 2005.  The increase is mainly attributable to increased usage of our system and a higher volume of calls to our 24x7 support center.

Sales and marketing. Sales and marketing expense decreased by $36,145 to $34,911 during the three months ended September 30, 2006 from $71,056 for the three months ended September 30, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $17,741, a reduction in travel expenses of $5,153, and a reduction in advertising expense of $13,251.

Index

General and administrative. General and administrative expense decreased by $265,282 to $95,867 for the three months ended September 30, 2006 from $361,149 for the three months ended September 30, 2005. During 2006 we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced $219,695 to $40,167 in 2006 from $259,862 in 2005.  Office related costs such as rent, telephone, insurance and supplies were reduced $39,281 from $63,042 in 2005 to $23,760 in 2006. These savings were somewhat offset by the increase to professional fees, SEC fees, and investor relations fees of $1,149 from $21,961 in 2005 to $23,110 in 2006, the increase to bad debt expense of $4,891 for the three months ended September 30, 2006 compared to no bad debt expense for the three months ended September 30, 2005 as well as added travel expenses of $259 in 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $3,025 for the three months ended September 30, 2006 as compared to $70,989 for the three months ended September 30, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $22,070 to $347,650 for the three months ended September 30, 2006 as compared to $439,455 for the three months ended September 30, 2005. The increase is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured and the fact there was no amortization of debt discount for the three months ended September 30, 2006 as compared to $373,889 for the three months ended September 30, 2005.  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Financing expenses.  We did not incur any additional financing costs on the 2005 convertible debentures during 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a gain of $15,525 for the three months ended September 30, 2006 compared to a gain of $18,093 for the three months ended September 30, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the three months ended September 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income.  There was no corresponding income for the three months ended September 30, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

For the nine months ended September 30, 2006, we reported net income of $510,356, compared to a net loss of $(2,824,761), for the nine months ended September 30, 2005.  Our operating income for the nine months ended September 30, 2006 was $166,393 an improvement in operating results of $1,552,275 compared to the operating loss of $(1,385,882) that we reported for the nine months ended September 30, 2005.  As discussed below, we significantly reduced sales and marketing expenses and general and administrative expenses during 2006.  That reduction, along with increased revenue, was a primary factor in the improved results.

System sales and installation revenue. System sales and installation revenue decreased 38% to $497,330 during the nine months ended September 30, 2006 from $795,846 during the nine months ended September 30, 2005.  We installed 8 new customers during the nine months ended September 30, 2006, compared to 20 new installations during the nine months ended September 30, 2005.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Index

Service, maintenance and usage revenue. Service, maintenance and usage revenue increased 26% to $1,121,400 for the nine months ended September 30, 2006 from $889,277 for the nine months ended September 30, 2005. The increase was due to an increase in the number of customers we service on a recurring basis to a total of 185 customers (representing 32,922 rooms) compared to 183 customers (representing 32,544 rooms) as of September 30, 2005.  The increase resulted from new installs and the addition of Suite Speed customers.

Backlog. As of September 30, 2006, we had three customer installations in progress, all of which were completed during the fourth quarter of 2006.  As of September 30, 2006, there were 13 service contracts scheduled to conclude during the third quarter of 2006.  5 of the customers continued their service with us and 8 of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation decreased 49% to $323,881 for the nine months ended September 30, 2006 from $630,277 for the nine months ended September 30, 2005. The decrease was primarily attributable to the decreased corresponding revenue during the year.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 9% to $713,765 for the nine months ended September 30, 2006 from $781,080 for the nine months ended September 30, 2005.

Sales and marketing. Sales and marketing expense decreased by $295,138 to $118,242 during the nine months ended September 30, 2006 from $413,380 for the nine months ended September 30, 2005.  During 2006, we implemented significant cost-cutting measures.  Such measures included staff reductions resulting in decreased personnel and personnel related costs of $192,299; a reduction in travel expenses of $83,677, and a reduction in advertising expense of $17,453.

General and administrative. General and administrative expense decreased by $841,970 to $270,460 for the nine months ended September 30, 2006 from $1,112,430 for the nine months ended September 30, 2005. During 2006, we implemented significant cost-cutting measures.  As a result of reduction of staff, personnel related costs were reduced $692,267 to $118,124 in 2006 from $810,391 in 2005.  Office related costs such as rent, telephone, insurance and supplies were reduced $153,213 from $227,182 in 2005 to $73,969 in 2006. Professional fees, SEC fees, and investor relations fees decreased $166,481 from $225,306 in 2005 to $58,825 in 2006.  These savings were somewhat offset by the increase of bad debt expense to $12,684 for the nine months ended September 30, 2006 compared to no bad debt expense for the nine months ended September 30, 2005 as well as added travel expenses of $32,575 in 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $25,989 for the nine months ended September 30, 2006 as compared to $133,838 for the nine months ended September 30, 2005.  This reduction is directly attributable to a change in our business model regarding the ownership of assets located at our customers’ facilities.  Previously we retained ownership of the assets until the end of the contract and depreciated the assets over the life of the contract.  Our new business model transfers ownership of the assets to the customer at the time of the installation and therefore, no depreciation expense is recorded as we no longer own the assets.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Other expense.  In 2005, we reported significant items of other expense related to our various financings.

Interest expense. Interest expense decreased $1,003,513 to $281,035 for the nine months ended September 30, 2006 as compared to $1,284,548 for the nine months ended September 30, 2005. The decrease is attributable to the fact there was no amortization of debt discount for the nine months ended September 30, 2006 as compared to $785,194 for the nine months ended September 30, 2005, offset by the increased principle balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matures..  The additional debt outstanding during 2006 compared to 2005 included the convertible debentures issued on March 3, 2005 in the aggregate principal amount of $1,100,000 (which were outstanding for all of 2006 but only a portion of 2005).

Financing expenses.  We did not incur any additional financing costs on the 2005 convertible debentures during 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a gain of $32,775 for the nine months ended September 30, 2006 compared to a gain of $32,637 for the nine months ended September 30, 2005. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Index

Income from discharge of indebtedness. During the nine months ended September 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income.  There was no corresponding income for the nine months ended September 30, 2005.

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

We have incurred significant operating losses since our inception and as of September 30, 2006 had a working capital deficiency and stockholder’s deficit of $(2,692,336) and $(2,677,195), respectively. Although we succeeded in generating net income of $510,356 in the nine months ended September 30, 2006, which exceeded the $73,400 used to fund operations by $436,956, the cumulative deficiency and deficit raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2006 we had $24,856 in cash and cash equivalents, which amount is not sufficient to fund operating activities during the remainder of 2006 and 2007.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

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

Net cash used by operating activities was $73,400 for the nine months ended September 30, 2006 as compared to $975,678 for the nine months ended September 30, 2005.

Index

Net cash provided by financing activities was ($82,500) for the nine months ended September 30, 2006 as compared to $1,070,197 for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006 we used cash of $90,000 for principal payments and received $7,500 in share-holder loans.

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

For accounting purposes, the Company has determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly, a current liability of $330,255 has been included in the financial statements as a potential capital lease obligation.

As of September 30, 2006, our primary financial commitments consisted of $3,281,247 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $71,562 at September 30, 2006, including $9,556 due during 2006 and $24,313 due during 2007. We continue to actively seek relief from our financial obligations and commitments.

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

Index

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2006.

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

PART II - OTHER INFORMATION

Index

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

On November 20, 2006, we granted under our Long-Term Incentive Plan, an aggregate of 12,300,000 Incentive Stock Options (“ISOs”) and an aggregate of 3,600,000 Non-Qualified Stock Options (“NQOs”).  10,000,000 of the ISOs were granted to Michael S. Wasik, the President, Chief Executive Officer and Chief Financial Officer of the Registrant, of which (i) 6,000,000 vested immediately and (ii) 4,000,000 vest over three years with one-third vesting on the first anniversary of Mr. Wasik’s employment with the Registrant and an additional one-third vesting on each of the following two anniversaries thereof. The remaining 2,300,000 incentive stock options were granted to employees. 1,000,000 of the NQOs were granted to each of Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors of the Registrant during 2005 and 2006 and vested immediately.  500,000 of the NQOs were granted to Aaron Dobrinsky with respect to his service as a member of the Board of Directors of the Registrant during 2006 and vested immediately.  All of these options were issued at an exercise price of $0.02 per share, representing the closing price of our common stock on such date. The remaining 1,100,000 non-qualified stock options were granted to consultants.

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