Form 10QSB
period 2007-03-31
ROOMLINX INC
filed 2008-09-23
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2150 – W. 6th Ave., Unit H Broomfield, Colorado 80020
 (Address of principal executive offices)

(303) 544-1111
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the Issuer's common stock as of September 2, 2008 was 157,065,781.

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒ No

ROOMLINX, INC.

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS	2007

Current assets:
Cash and cash equivalents	$3,873
Accounts receivable, net	473,796
Prepaid and other current assets	26,865
Work in progress	3,918
Total current assets	508,452

Property and equipment, net	10,752
Total assets	$519,204

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$486,505
Convertible debentures	1,100,000
Notes payable, net of discount	222,500
Officer and stockholder notes payable	262,500
Accrued interest and penalties	561,745
Obligations under capital lease	418,418
Deferred revenue	336,924
Total current liabilities	3,388,592

Stockholders' (deficit):
Preferred stock - $0.20 stated value, 5,000,000 shares authorized:
720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized:
139,868,381 shares issued and outstanding	139,868
Additional paid-in capital	19,135,567
Deferred Compensation - Equity	(73,631)
Accumulated (deficit)	(22,215,192)
Total stockholders' (deficit)	(2,869,388)
Total liabilities and stockholders' (deficit)	$519,204

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues
System sales and installation	$165,481	$228,009
Service, maintenance and usage	344,821	371,714
	510,302	599,723

Costs and expenses
System sales and installation	107,922	106,510
Service, maintenance and usage	321,540	210,953
Sales and marketing	47,302	39,868
General and administrative	132,562	80,893
Depreciation	2,029	11,482
	611,355	449,706
Operating income (loss)	(101,053)	150,017

Other income (expenses)
Interest expense	(95,981)	(95,726)
Financing expense	(37,500)	-
Foreign currency gain (loss)	(5,866)	16,510
Other expense	(4,341)	(382)
Income from discharge of indebtedness	12,897	162,067
	(130,791)	82,469

Income (loss) before income taxes	(231,844)	232,486

Provision for income taxes	-	-

Net income (loss)	$(231,844)	$232,486

Net income (loss) per common share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares outstanding:
Basic	139,868,381	132,868,381
Diluted	139,868,381	178,066,096

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(95,564)	$(62,607)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Principal payments on notes payable	(30,000)	(40,000)
Principal payments on stckholder notes payable	(15,103)
Net cash (used in) provided by financing activities	(45,103)	(40,000)

Net increase (decrease) in cash and equivalents	(140,667)	(102,607)

Cash and equivalents at beginning of period	144,540	180,756

Cash and equivalents at end of period	$3,873	$78,149

Supplemental Cash Flow Information
Interest paid	$3,016	$6,932

The accompanying notes are an integral part of these consolidated financial statements.

Index

ROOMLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.	Overview and Summary of Significant Accounting Policies

Basis of Presentation:    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2006.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses since its inception and, as of March 31, 2007, had a working capital deficit of $2,880,140, an accumulated deficit of $22,215,192, and a stockholders' deficit of $2,869,388.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable, reduce operating losses and obtain additional or new financing in order to advance its business plan.  Additional alternatives being considered by management include obtaining financing from new lenders and the issuance of additional equity. Additionally, the Company has implemented cost reduction measures to reduce operating costs and improve profitability.  There can be no assurance that management will be successful in its efforts.

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

The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default of the repayment terms.  In June 2007, all interest and penalties were forgiven and the debentures were settled for $550,000.

Index

4.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  The designation of the class of preferred shares is Class A Preferred Stock.  The preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2007, there were 720,000 shares of preferred stock issued and outstanding.  Dividends accrued and unpaid as of March 31, 2007 were $110,640.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of March 31, 2007, there were 139,868,381 shares of common stock issued and outstanding.

Warrants:   On December 28, 2006, the Company issued warrants to purchase 3,900,000 shares of common stock in connection with three bridge notes.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.  The Company recorded a debt discount of $150,000 in connection with these warrants, which is being amortized over the term of the related debt.  The company recorded $37,500 in amortization during the three months ended March 31, 2007.

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.010	350,000	<1	$35,000
$0.075	10,963,333	3	822,250
$0.030	3,900,000	5	117,000
	15,213,333		$974,250	$0.064

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	22,880,000	$0.093
Issued	---	-----
Exercised	-----	-----
Expired / Cancelled	(7,666,667)	0.150
Outstanding at March 31, 2007	15,213,333	$0.064

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2007, options to purchase 21,500,000 shares were outstanding and 3,500,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.080	500,000	<1	$40,000
$0.010	4,000,000	5	40,000
$0.100	1,000,000	2	100,000
$0.020	15,000,000	8	300,000
$0.026	1,000,000	8	26,000
	21,500,000		$506,000	$0.024

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	24,400,000	$0.025
Granted	-	-
Exercised	-	-

Expired	(2,900,000)	0.0152
Outstanding at March 31, 2007	21,500,000	$0.024

5.	Subsequent Events

On February 8, 2007, Mr. Woody McGee was appointed as a member of our Board of Directors.  Effective October 12, 2007, Mr. McGee resigned from our Board of Directors.

In May 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 2,000,000 Non-Qualified Stock Options (“NQOs”).  500,000 of the NQOs were granted to each of Woody McGee, Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors during 2007 and vested on December 31, 2007.  Woody McGee did not complete the year of service and his 500,000 options expired upon his resignation date of October 12, 2007. 500,000 of the NQOs were granted to John McClure with respect to his service as a consultant for 2007 and vested on December 31, 2007.  John McClure did not complete his year of service and his 500,000 options expired upon his resignation date of August 31, 2007.  All of these options were issued at an exercise price of $0.025 per share, representing the closing price of the Company’s common stock on such date.

On June 11, 2007, we reached agreement with certain of our debt holders whereby we repaid and canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

1.	The March 3, 2005 private placement bridge financing of $1,100,000; all penalties and interest were waived and the Company settled for $550,000.

2.
Officer and stockholder notes issued from November 2004 through January 2005 having an outstanding principal balance of $262,500; all outstanding penalties and interest were waived and the Company settled for $135,000.

3.
During 2005, the Company borrowed $75,000 from an individual.  The borrowing bore interest at 10% and was due on demand.  Subsequent to March 31, 2007, the Company negotiated a settlement of this borrowing arrangement and repaid $37,500 in full satisfaction of its outstanding balance including all outstanding interest owed.

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

Index

Pursuant to the June Purchase Agreement, each purchaser also received an option, exercisable for a six month period from the Closing under the Purchase Agreement, to purchase additional Convertible Debentures (“Additional Convertible Debentures”) in an amount up to 50% of the original amount of Convertible Debentures purchased.  All such options have expired unexercised.

The Convertible Debentures bear interest at an annual rate of six percent (6%), payable quarterly, either in cash or, at the Company’s election, shares of the Company’s capital stock.

Pursuant to the terms of the June Purchase Agreement, the Company is obligated to register the shares of Common Stock issued upon conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as the Company’s Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.

On June 11, 2007, the Company issued warrants to purchase 2,962,500 shares of common stock in connection with convertible debentures.  These warrants have an exercise price of $0.02 per share and expire five years from the date of issue.

On June 11, 2007, the Company issued warrants to purchase 7,000,000 shares of common stock in connection with convertible debentures.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.

On June 12, 2007, the $300,000 promissory note assumed during the SuiteSpeed merger and owed to First National Bank of Colorado was paid in full.

On August 6, 2007 the Company issued 7,500,000 shares of its common stock, with restrictive legends, to consultants and/or advisors as compensation for services rendered to, or the settlement of obligations owed by, the Company.  The shares were valued at $0.03 per share based on the closing price of $0.03 per share for a fair market value of $225,000.

On October 1, 2007 the company authorized issuance of 1,699,726 shares of its common stock as compensation for interest on the June 2007 convertible debentures.  The shares were valued at $0.02 per share based on the convertible debenture agreement, for a fair market value of $33,995.

In November 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 1,450,000 Incentive Stock Options (“ISOs”) and an aggregate of 800,000 Non-Qualified Stock Options (“NQOs”).  The 1,450,000 incentive stock options were issued to employees, and the 800,000 non-qualified stock options were issued to consultants.  The options were issued at an exercise price of $0.015 per share, representing the closing price of the company’s stock on such date and vest over three years with one-third vesting on the first anniversary of employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.

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

On July 1, 2008, the Board approved issuance of 1,402,302 shares of our common stock, as interest for the period April 1 through June 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock

On July 21, 2008, the Company’s Board of Directors approved the grant, under the Company’s Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Matthew Hulsizer and Jennifer Just, jointly, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Company also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). However, the Series C Stock is not convertible into Common Stock until such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, at which time the Series C Stock will automatically convert into Common Stock.

The Series C Stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of the Company’s capital stock.  There are no redemption rights associated with the Series C Stock.  Each holder of Series C stock is entitled to voting rights on an “as converted” to Common Stock basis together with the holders of Common Stock.

Pursuant to the Purchase Agreement, the Investors also received (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock.  The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance.  At such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants.  The initial exercise prices are subject to adjustment as set forth in the Warrants, forms of which are attached hereto as Exhibits 3.2 and 3.3 and are incorporated herein by reference.

In connection with the Purchase Agreement, the Registrant entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.

Index

On August 19, 2008, the Company’s Board of Directors approved the grant, under the Company’s Long-Term Incentive Plan, of an aggregate of 300,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.012 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On August 19, 2008, the Company granted under our Long-Term Incentive Plan, an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”).  The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2009 and vest on December 31, 2009.  The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date.

On August 19, 2008, the Company issued 1,200,000 shares as Board of Director compensation. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Since the 2004 Reorganization, we have focused our business on providing wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations.

Our solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection that is up to 300 times faster than a standard dial-up modem. Users on this network have access to home and corporate email accounts and virtual private networks, also known as VPNs. These users have flexible billing options, choosing from any one of free service, flat rate, time-based usage or unlimited. In addition, these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

As of September 12, 2007, we announced that we are entering into the in-room media and entertainment market.  The new RoomLinX product will provide premium applications for internet-based business and entertainment media to venues serving the visitor market such as hotels, resorts, and time share properties.

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

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

Index

- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

For the three months ended March 31, 2007, we reported net loss of $231,844, compared to net income of $232,486, for the three months ended March 31, 2006.  Our operating loss for the three months ended March 31, 2007 was $138,553 compared to operating income of $150,017 for the three months ended March 31, 2006.  As discussed below, in 2007 we began investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs was a primary factor in the results of operations.

System sales and installation revenue. System sales and installation revenue decreased 27% to $165,481 during the three months ended March 31, 2007 from $228,009 during the three months ended March 31, 2006.  Although we installed three new customers during both quarters, the 2007 installations represented 455 guest rooms, compared to 1,024 guest rooms for the 2006 installations.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 7% to $344,821 for the three months ended March 31, 2007 from $371,714 for the three months ended March 31, 2006. The decrease was due to an decrease in the number of customers we service on a recurring basis to a total of 185 customers (representing 32,314 rooms) compared to 190 customers (representing 34,483 rooms) as of March 31, 2006.

Backlog. As of March 31, 2007, we had three customer installations in progress, all of which were completed during the second quarter of 2007.  As of March 31, 2007, there were 21 service contracts scheduled to conclude during the second quarter of 2007.  17 of the customers continued their service with us and 4 of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation increased 1% to $107,922 for the three months ended March 31, 2007 from $106,510 for the three months ended March 31, 2006. The increase was attributable to increased pricing on components of installs and upgrades.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 52% to $321,540 for the three months ended March 31, 2007 from $210,953 for the three months ended March 31, 2006.  The increase is mainly attributable to increased cost of monitoring and servicing of equipment.

Sales and marketing. Sales and marketing expense increased by $7,434 to $47,302 during the three months ended March 31, 2007 from $39,868 for the three months ended March 31, 2006.  During 2007, we began market research on our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $7,151, an increase in travel expenses of $112, and an increase in advertising expense of $171.

Index

General and administrative. General and administrative expense increased by $51,669 to $132,562 for the three months ended March 31, 2007 from $80,893 for the three months ended March 31, 2006. The increase in cost is primarily due to our investing significant capital in the design, production, and marketing of our new media and entertainment product. During 2007, personnel and personnel related costs increased $9,640 to $44,995 in 2007 from $35,355 in 2006.  Office related costs such as rent, telephone, and insurance were reduced $3,868 from $28,292 in 2006 to $24,424 in 2007. We also incurred travel expensed of $4,882 during the three months ended March 31, 2007 compared to no travel expenses for the three months ended March 31, 2006.  Professional fees, SEC fees, and investor relations fees increased $36,897 from $15,473 in 2006 to $89,870 in 2007. Bad debt expense increased $4,118 to $5,693 for the three months ended March 31, 2007 compared to $1,575 for the three months ended March 31, 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $2,029 for the three months ended March 31, 2007 as compared to $11,482 for the three months ended March 31, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense increased $255 to $95,981 for the three months ended March 31, 2007 as compared to $95,726 for the three months ended March 31, 2006. The increase is attributable to the increase in the principal balance of outstanding debt and the increase in interest rates and penalties associated with our inability to retire the debt as it matured.

Financing expenses.  We incurred $37,500 of debt discount financing expenses during the three months ended March 31, 2007 versus none for the three months ended March 31, 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $5,866 for the three months ended March 31, 2007 compared to a gain of $16,510 for the three months ended March 31, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the three months ended March 31, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income in the amount of $12,897 compared to the discharge of indebtedness income of $162,067 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $7,740,000 through March 31, 2007. In addition, on June 28, 2004, we completed our merger with ARC which resulted in cash contributed from ARC of approximately $711,000, the net proceeds of which were used to extinguish certain short term liabilities, pay accounts payable, and pay accrued expenses and for other working capital purposes.  As of March 31, 2007 we were generally unable to pay our financial obligations as they matured and we were in default of the provisions of certain indebtedness.

We have incurred significant operating losses since our inception and as of March 31, 2007 had a working capital deficiency and stockholder’s deficit of $2,880,140 and $2,869,388, respectively. The working capital deficiency and cumulative deficit raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2007 we had $3,873 in cash and cash equivalents, which amount is not sufficient to fund operating activities during the remainder of 2007 and 2008.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

Index

Net cash used by operating activities was $95,564 for the three months ended March 31, 2007 as compared to $62,607 for the three months ended March 31, 2006.

Net cash used by financing activities was $45,103 for the three months ended March 31, 2007 as compared to $40,000 for the three months ended March 31, 2006.  During the three months ended March 31, 2007 we used cash of $45,103 for principal payments on debt.

As of March 31, 2007, our primary financial commitments consisted of $3,388,592 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $52,304 at March 31, 2007, including $14,666 due during 2007 and $14,748 due during 2008. We continue to actively seek relief from our financial obligations and commitments.

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

2.
Officer and stockholder notes that were issued from November 2004 through January 2005 that had an outstanding principal balance of $255,000.    All outstanding penalties and interest were waived and the Company settled for $127,500.

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2007.

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

None

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

RoomLinX, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	9/10/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	9/10/08