Form 10QSB
period 2007-06-30
ROOMLINX INC
filed 2008-09-29
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

(303) 544-1111
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the Issuer's common stock as of September 15, 2008 was 157,065,781.

Transitional Small Business Disclosure Format (Check one):   ☐Yes    ☒No

ROOMLINX, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheet as of June 30, 2007

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Forward-Looking Statements
Results of Operations
Liquidity and Capital Resources

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Index

PART I.  FINANCIAL INFORMATION

Index
RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,031,503
Accounts receivable, net	442,894
Prepaid and other current assets	230,456
Work in progress	2,954
Total current assets	1,707,807

Property and equipment, net	17,682
Total assets	$1,725,489

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$565,966
Officer and stockholder notes payable	75,000
Convertible Debentures	25,000
Accrued interest and penalties	6,953
Deferred revenue	278,386
Total current liabilities	951,305

Convertible debentures	3,480,307

Stockholders' (deficit):
Preferred stock - $0.20 stated value, 5,000,000 shares authorized:
720,000 shares issued and outstanding	144,000
Common stock - $0.001 par value, 245,000,000 shares authorized:
139,868,381 shares issued and outstanding	139,868
Additional paid-in capital	19,404,206
Deferred stock compensation	(93,656)
Accumulated (deficit)	(22,300,541)
Total stockholders' (deficit)	(2,706,123)
Total liabilities and stockholders' (deficit)	$1,725,489

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	for the Three Months Ended		for the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
System sales and installation	$332,738	$125,924	$498,219	$353,934
Service, maintenance and usage	323,164	388,128	667,984	759,842
	655,902	514,052	1,166,203	1,113,776

Costs and expenses
System sales and installation	137,954	113,440	245,876	219,951
Service, maintenance and usage	277,140	246,225	598,680	457,177
Sales and marketing	58,281	43,463	105,583	83,331
Product development	76,258	-	76,258	-
Stock compensation	248,614	-	278,240	-
General and administrative	112,440	93,706	225,376	174,594
Depreciation	2,029	11,482	4,057	22,964
	912,716	508,316	1,534,070	958,017
Operating income (loss)	(256,814)	5,736	(367,867)	155,759

Other income (expenses)
Interest expense	(22,566)	(93,503)	(118,547)	(189,230)
Financing expense	(374,707)	-	(402,207)	-
Derivative expense	(1,128,348)	-	(1,128,348)	-
Foreign currency gain (loss)	(1,987)	740	(7,854)	17,250
Other income (expense)	1,813	211	(2,527)	(172)
Income from discharge of indebtedness	1,697,259	392,445	1,710,156	554,514
	171,464	299,893	50,673	382,362

Income (loss) before income taxes	(85,350)	305,629	(317,194)	538,121

Provision for income taxes	-	-	-	-

Net income (loss)	$(85,350)	$305,629	$(317,194)	$538,121

Net income (loss) per common share:
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding:
Basic	139,868,381	132,868,381	139,868,381	132,868,381
Diluted	139,868,381	176,365,048	139,868,381	176,365,048

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net cash (used in) operating activities	$(526,475)	$(84,879)

Cash flows from investing activities:
Purchase of property and equipment	(8,959)	-

Net cash (used in) investing activities	(8,959)	-

Cash flows from financing activities:
Cash proceeds from convertible debentures	2,300,000	-
Principal payments on convertible debenture	(525,000)	-
Principal payments on notes payable	(277,500)	(70,000)
Principal payments on officer and stockholder notes payable	(75,103)	-

Net cash provided by (used in) provided by financing activities	1,422,397	(70,000)

Net increase (decrease) in cash and equivalents	886,963	(154,879)

Cash and equivalents at beginning of period	144,540	180,756

Cash and equivalents at end of period	$1,031,503	$25,877

Supplemental Cash Flow Information
Interest paid	$16,603	$11,642

Non-cash investing and financing activities:
Warrants Issued in Connection with Debt		$150,000
Notes Payable Converted to Conv't Debentures	$(50,000)
Derivative Adjustment on Conv't Debentures	$(1,130,307)
Accounts Payable Debt Forgiven	$4,200
Convertible Debt Forgiven	$550,000
Notes Payable Forgiven	$87,500
Interest and Penalties Forgiven	$561,745
Capital Lease Forgiven	$418,418
Shareholder Notes Forgiven	$137,397
	$578,953	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Index
ROOMLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Derivative Financial Instruments:  We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

When the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company or if the conversion option, options or warrants are not indexed only to the underlying common stock, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Cox-Ross-Rubinstein binomial model to value the derivative instruments.  To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt instruments resulting from allocating some or all of the proceeds to derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Index

Certain instruments, including convertible debt and freestanding options or warrants issued, may be subject to registration rights agreements, which may impose penalties for failure to register the underlying common stock by a defined date.  Any such penalties are accounted for in accordance with FAS 5 and are accrued when they are deemed probable.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

2.     Officer and Stockholder Notes Payable

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes.  The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms.  In January 2008, the Company settled $25,000 of the notes plus accrued interest and penalties for $15,103.  In June 2007, the Company settled the remaining $255,000 of the notes plus accrued interest and penalties for $127,500, $75,000 of which was paid subsequent to June 30, 2007.

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes.  Principal and interest at 10% were due upon receipt of funding.  The note was repaid in June, 2007.

3.     Notes Payable

As part of the SuiteSpeed merger, Roomlinx assumed a $300,000 promissory note payable to the First National Bank of Colorado; this note had a balance due of $140,000 as of January 1, 2007.  The note bears interest at the rate of the prime plus 1% and is payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  The due date of the note was subsequently extended, and the note was paid in full on June 12, 2007.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bore interest at 10% and was due on demand.  In June of 2007, all interest and penalties were forgiven, and the note was settled for $37,500.

On December 28, 2006 the Company issued three bridge notes in the principal amounts of $50,000 each, and three warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share. On June 10, 2007, two of the three bridge notes were paid back in full and one of them converted into the convertible debentures dated June 11, 2007.

4.     Convertible Debentures

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bore interest at 11% per annum; and were due on the earlier of September 2, 2005, or the date that the Company completed a subsequent financing with gross cash proceeds of at least $1,000,000.  The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default of the repayment terms.  In June 2007, all interest and penalties were forgiven and the debentures were settled for $550,000, $25,000 of which was paid subsequent to June 30, 2007.

On June 11, 2007 and June 13, 2007, we sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors in reliance on Section 4(2) of the Securities Act, and pursuant to a Securities Purchase Agreement with certain investors (the “June Purchase Agreement”).

Index

The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain standard anti-dilution adjustments.  In the event that the Convertible Debentures are not repaid when due, the conversion price will be reduced to $0.01 per share.  Because this potential reduction in the conversion price effectively indexes the return to the investors to a factor other than the underlying value of our common stock, the embedded conversion option has been bifurcated and accounted for separately as a derivative instrument liability.

Pursuant to the June Purchase Agreement, each purchaser also received an option, exercisable for a six month period from the Closing under the Purchase Agreement, to purchase additional Convertible Debentures (“Additional Convertible Debentures”) in an amount up to 50% of the original amount of Convertible Debentures purchased.  This option has also been accounted for as a derivative instrument liability.  All such options have expired unexercised.

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At June 30, 2007, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

5.     Derivative Financial Instruments

As discussed above, the embedded conversion option in our Convertible Debentures and options issued to the investors to acquire additional debentures have been accounted for as derivative instrument liabilities.

We use the Cox-Ross-Rubinstein binomial model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 4 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures and the options to acquire additional Convertible Debentures held by the investors.  The options and conversion options can be exercised by the holders at any time.  The options held by the investors to acquire additional Convertible Debentures expired in December 2007.

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at June 30, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rates of return used ranged from 4.92% to 5.07%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

Index

At June 30, 2007, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - June 30, 2007

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$2,924,710

June 2007		Convertible Debentures Carrying Amount			1,959

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	553,638

Total derivative financial instruments				$2,770,163	$3,480,307

6.     Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are two designations of the class of preferred shares: Class A and Class B Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Class B Preferred Stock is not entitled to any dividends.  As of June 30, 2007, there were 720,000 shares of Class A Preferred stock an no shares of Class B Preferred Stock issued and outstanding.  Dividends accrued and unpaid as of June 30, 2007 were $113,880.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of June 30, 2007, there were 139,868,381 shares of common stock issued and outstanding.

Warrants:   On June 11, 2007, the Company issued warrants to purchase 2,962,500 shares of common stock to Alliance Advisors for services rendered in connection with convertible debentures.  These warrants have an exercise price of $0.02 per share and expire five years from the date of issue.

On June 11, 2007, the Company issued warrants to purchase 7,000,000 shares of common stock to Jill Soloman for services rendered in connection with convertible debentures.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	10,963,333	2.5	$822,250
$0.030	3,900,000	4.5	117,000
$0.020	2,962,500	5	59,250
$0.030	7,000,000	5	210,000
	24,825,833		$ 1,208,500	$0.0487

Index

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	22,880,000	0.093
Issued	9,962,500	0.027
Exercised	-----	-----
Expired / Cancelled	(8,016,667)	0.1478
Outstanding at June 30, 2007	24,825,833	$0.0487

The Company recorded compensation expense of $220,799 in connection with warrants granted during the quarter ended June 30, 2007. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the quarter ended June 30, 2007: expected life of warrants of 5 years, expected volatility of 157%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended June 30, 2007, approximated $.019 per option.  The company recorded $150,000 in amortization during the six months ended June 30, 2007.

Options:    In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2007, options to purchase 23,500,000 shares were outstanding and 1,500,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.080	500,000	.25	$40,000
$0.010	4,000,000	6.75	40,000
$0.100	1,000,000	2.5	100,000
$0.026	1,000,000	8	26,000
$0.020	13,600,000	6.5	272,000
$0.020	100,000	.75	2,000
$0.020	800,000	.5	16,000
$0.020	500,000	.25	10,000
$0.025	1,000,000	.5	25,000
$0.025	1,000,000	4.75	25,000
	23,500,000		$556,000	$0.024

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	24,400,000	$0.025
Granted	2,000,000	0.025
Exercised	-	-
Expired	(2,900,000)	0.015
Outstanding at June 30, 2007	23,500,000	$0.024

The Company recorded compensation expense of $15,947 in connection with options granted during the quarter ended June 30, 2007. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the quarter ended June 30, 2007: expected life of warrants of 7 years, expected volatility of 157%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the year ended June 30, 2007, approximated $.019 per option.

During the three months ended June 30, 2007 we recorded amortized compensation expense of $11,868 in connection with options granted in November of 2006.

7.      Subsequent Events

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

On October 12, 2007, Woody McGee resigned from our Board of Directors.

In November 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 1,450,000 Incentive Stock Options (“ISOs”) and an aggregate of 800,000 Non-Qualified Stock Options (“NQOs”).  The remaining 1,450,000 incentive stock options were issued to employees.  The 800,000 non-qualified stock options were issued to consultants.  The options were issued at an exercise price of $0.015 per share, representing the closing price of the company’s stock on such date and vest over three years with one-third vesting on the first anniversary of employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.

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

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 21, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Matthew Hulsizer and Jennifer Just, jointly, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

The Series C Stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Registrant’s election, shares of the Registrant’s capital stock.  There are no redemption rights associated with the Series C Stock.  Each holder of Series C stock is entitled to voting rights on an “as converted” to Common Stock basis together with the holders of Common Stock.

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

In connection with the Purchase Agreement, the Registrant entered into a Registration Rights Agreement (a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference). Pursuant to the Registration Rights Agreement, the Registrant is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.

On August 19, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 300,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.012 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

Index

On August 19, 2008 the Company granted under our Long-Term Incentive Plan, an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”).  The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2009 and vest on December 31, 2009.  The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date.

On August 19, 2008 the Company issued 1,200,000 shares as Board of Director compensation. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.

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

Index

We currently have our media and entertainment product installed into the Jet Hotel in Downtown Denver as a pilot.  We have signed agreements to install into select rooms, as pilots, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation.  We have signed an exclusive contract to provide our media and entertainment and HSIA products and services to the Kessler Collection of hotels, (www.kesslercollection.com).   We have signed contracts to install into the Bohemian Resort Biltmore Village in Asheville, NC and into select rooms of the Country Inn and Suites in Merryville, IN.  We also have a signed contract to install 120 rooms of a full service hotel in the Chicago, IL vicinity.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

For the three months ended June 30, 2007, we reported a net loss of $85,350, compared to net income of $305,629, for the three months ended June 30, 2006.  Our operating loss for the three months ended June 30, 2007 was $256,814, a decline in operating results of $262,550 compared to the operating income of $5,736 that we reported for the three months ended June 30, 2006.  As discussed below, in 2007 we began investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs was a primary factor in the results.

Index

System sales and installation revenue. System sales and installation revenue increased 164% to $332,738 during the three months ended June 30, 2007 from $125,924 during the three months ended June 30, 2006.  We installed 4 new customers and did 11 upgrades on existing customers during the three months ended June 30, 2007, compared to 3 new installations during the three months ended June 30, 2006.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 17% to $323,164 for the three months ended June 30, 2007 from $388,128 for the three months ended June 30, 2006. The decrease was due to an decrease in the number of customers we service on a recurring basis to a total of 175 customers (representing 30,263 rooms) compared to 191 customers (representing 35,263 rooms) as of June 30, 2006.

Cost of system sales and installation. Cost of system sales and installation increased 22% to $137,954 for the three months ended June 30, 2007 from $113,440 for the three months ended June 30, 2006. The increase was directly attributable to the increased corresponding revenue during the year.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 13% to $277,140 for the three months ended June 30, 2007 from $246,255 for the three months ended June 30, 2006.  The increase is attributable to an increase in operational and technical personnel costs of $20,594 and increased support and warranty costs of $10,321.

Sales and marketing. Sales and marketing expense increased by $14,818 to $58,281 during the three months ended June 30, 2007 from $43,463 for the three months ended June 30, 2006. During 2007, we increased our sales force and began marketing our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $14,168; an increase in travel expenses of $1,664, offset by a decrease in advertising expense of $1,014.

Product Development.   In 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $76,258 during the three months ended June 30, 2007.  This cost included $40,624 in labor and personnel expense; $30,000 in equipment and licensing; and $5,634 in travel costs.

General and administrative. General and administrative expense increased by $18,734 to $112,440 for the three months ended June 30, 2007 from $93,706 for the three months ended June 30, 2006. During 2007 personnel and personnel related costs increased $11,478 to $54,080 in 2007 from $42,606 in 2006.  Office related costs such as rent, telephone, and insurance increased $1,132 from $21,628 in 2006 to $22,760 in 2007. We also did not incur travel expenses during the three months ended June 30, 2007 compared to the $6,404 during the three months ended June 30, 2006.  Professional fees, SEC fees, and investor relations fees increased $13,315 from $16,853 in 2006 to $30,168 in 2007 due to fees involved with the June 11, 2007 convertible debentures as well as our investing significant capital in the design, production, and marketing of our new media and entertainment product.  Bad debt expense was reduced $787 to $5,431 for the three months ended June 30, 2007 compared to $6,218 for the three months ended June 30, 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $2,029 for the three months ended June 30, 2007 as compared to $11,482 for the three months ended June 30, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $22,566 to $20,607 for the three months ended June 30, 2007 as compared to $93,503 for the three months ended June 30, 2006. The decrease is attributable to the settlement of outstanding and defaulted debt.

Financing expenses.  We incurred $262,207 in financing costs related to the June 11, 2007 issuance of convertible debentures.  We also incurred $112,500 of debt discount financing expense in during the three months ended June 30, 2007.

Index

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $1,987 for the three months ended June 30, 2007 compared to a gain of $740 for the three months ended June 30, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the three months ended June 30, 2007 the company negotiated settlements with several vendors and will most of their long term debtors, these negotiation resulted in a realized discharge of indebtedness income of $1,697,259.  During the three months ended June 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $392,445.

Derivative Instruments Expense, net. Derivative instruments expense of $1,128,348 represents the net unrealized (non-cash) change during the three months ended June 30, 2007, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  There was no derivative instrument expense during the three months ended June 30, 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

For the six months ended June 30, 2007, we reported a net loss of $317,194, compared to net income of $538,121, for the six months ended June 30, 2006.  Our operating loss for the six months ended June 30, 2007 was $367,867, an decline in operating results of $523,626 compared to the operating income of $155,759 that we reported for the six months ended June 30, 2006.  As discussed below, in 2007 we began investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs was a primary factor in the results.

System sales and installation revenue. System sales and installation revenue increased 41% to $498,219 during the six months ended June 30, 2007 from $353,933 during the six months ended June 30, 2006.  We installed 7 new customers, and did 11 upgrades on existing customers during the six months ended June 30, 2007, compared to 6 new installations during the six months ended June 30, 2006.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 12% to $667,984 for the six months ended June 30, 2007 from $759,842 for the six months ended June 30, 2006. The decrease was due to an decrease in the number of customers we service on a recurring basis to a total of 175 customers (representing 30,263 rooms) compared to 191 customers (representing 35,263 rooms) as of June 30, 2006.

Backlog. As of June 30, 2007, we had one customer installation in progress, it was completed during the third quarter of 2007.  As of June 30, 2007, there were 7 service contracts scheduled to conclude during the third quarter of 2007.  Six of the customers continued their service with us and one of the customers cancelled their contractual arrangement with us.

Cost of system sales and installation. Cost of system sales and installation increased 12% to $245,876 for the six months ended June 30, 2007 from $219,951 for the six months ended June 30, 2006. The increase was mainly attributable to the corresponding increase in revenue.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 41% to $598,680 for the six months ended June 30, 2007 from $457,177 for the six months ended June 30, 2006.  The increase attributable to an increase in operational and technical personnel costs of $44,621 and increased support and warranty costs of $96,882.

Sales and marketing. Sales and marketing expense increased by $22,252 to $105,583 during the six months ended June 30, 2007 from $83,331 for the six months ended June 30, 2006. During 2007, we increased our sales force and began marketing our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $21,319; an increase in travel expenses of $1,776, offset by a decrease in advertising expense of $843.

Index

Product Development.   In 2007 we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $76,258 during the six months ended June 30, 2007.  This cost included $40,624 in labor and personnel expense; $30,000 in equipment and licensing; and $5,634 in travel costs.

General and administrative. General and administrative expense increased by $50,782 to $225,376 for the six months ended June 30, 2007 from $174,593 for the six months ended June 30, 2006. During 2007 personnel and personnel related costs increased $20,487 to $98,444 in 2007 from $77,957 in 2006.  Office related costs such as rent, telephone, and insurance decreased $2,105 from $49,920 in 2006 to $47,815 in 2007. Travel expenses decreased $1,716 to $4,881 during the six months ended June 30, 2007 compared to the $6,597 during the six months ended June 30, 2006.  Professional fees, SEC fees, and investor relations fees increased $30,785 from $32,325 in 2006 to $63,110 in 2007 due to fees involved with the June 11, 2007 convertible debentures as well as our investing significant capital in the design, production, and marketing of our new media and entertainment product.  Bad debt expense increased $3,331 to $11,124 for the six months ended June 30, 2007 compared to $7,793 for the six months ended June 30, 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $4,057 for the six months ended June 30, 2007 as compared to $22,964 for the six months ended June 30, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $70,683 to $118,547 for the six months ended June 30, 2007 as compared to $189,230 for the six months ended June 30, 2006. The decrease is attributable to the settlement of outstanding and defaulted debt.

Financing expenses.  We incurred $252,207 in financing costs related to the June 11, 2007 issuance of convertible debentures.  We also incurred $150,000 of debt discount financing expense in during 2007.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $7,854 for the six months ended June 30, 2007 compared to a gain of $17,250 for the six months ended June 30, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  As the Company moved its corporate headquarters from Canada to the United States during 2004, and continues to decrease the volume of transactions denominated in Canadian dollars, it is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During the six months ended June 30, 2007 the company negotiated settlements with several vendors and will most of their long term debtors, these negotiation resulted in a realized discharge of indebtedness income of $1,710,156.  During the six months ended June 30, 2006, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $554,514.

Derivative Instruments Expense, net. Derivative instruments expense of $1,128,348 represents the net unrealized (non-cash) change during the six months ended June 30, 2007, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately. There was no derivative instrument expense during the six months ended June 30, 2006.

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

Index

As of June 30, 2007 we had $1,031,503 in cash and cash equivalents, which amount is sufficient to fund operating activities during the remainder of 2007.  However, we expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes.

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

Net cash used in operating activities was $526,475 for the six months ended June 30, 2007 as compared to $84,879 for the six months ended June 30, 2006.

Net cash provided by financing activities was $1,422,397 for the six months ended June 30, 2007 as compared to cash used by financing activities of $70,000 for the six months ended June 30, 2006.  During the six months ended June 30, 2007 we used cash of $877,603 for principal payments on debt.

As of June 30, 2007, our primary financial commitments consisted of $926,305 recorded as current liabilities plus future obligations under operating leases.  Total future payments under operating leases were $44,904 at June 30, 2007, including $7,266 due during 2007 and $14,748 due during 2008. We continue to actively seek relief from our financial obligations and commitments.

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of June 30, 2007.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2007.

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

RoomLinX, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	9/25/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	9/25/08