Form 10QSB
period 2007-09-30
ROOMLINX INC
filed 2008-10-01
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2150 – W. 6th Ave., Unit H Broomfield, Colorado 80020
 (Address of principal executive offices)

(303) 544-1111
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The number of shares outstanding of the Issuer's common stock as of September 24, 2008 was 157,065,781.

Transitional Small Business Disclosure Format (Check one):  ☐ Yes  ☒  No

ROOMLINX, INC.

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,052,344
Accounts receivable, net	498,538
Prepaid and other current assets	37,763
Total current assets	1,588,645

Property and equipment, net	31,286
Total assets	$1,619,931

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$293,169
Officer and stockholder notes payable	12,500
Accrued interest and penalties	42,493
Deferred revenue	481,636
Total current liabilities	829,798

Convertible debentures	2,932,194

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000
Series B - 2,000,000 shares authorized, none issued and outstanding	-
Common stock - $0.001 par value, 245,000,000 shares authorized:
147,368,381 shares issued and outstanding	147,368
Additional paid-in capital	19,621,706
Deferred compensation	(65,841)
Accumulated (deficit)	(21,989,294)
Total stockholders' (deficit)	(2,142,061)
Total liabilities and stockholders' (deficit)	$1,619,931

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
System sales and installation	$54,779	$143,397	$552,998	$497,330
Service, maintenance and usage	333,484	361,557	1,001,468	1,121,400
	388,263	504,954	1,554,466	1,618,730

Costs and Expenses
System sales and installation	44,892	103,930	239,065	323,881
Service, maintenance and usage	240,593	256,588	890,977	713,765
Sales and marketing	48,390	34,911	153,973	118,242
Product development	106,478	-	182,736	-
Stock compensation	27,815	-	306,055	-
General and administrative	133,246	95,867	508,621	270,460
Depreciation	2,903	3,025	6,961	25,989
	604,317	494,321	2,288,388	1,452,337
Operating income (loss)	(216,054)	10,633	(733,922)	166,393

Other income (expenses)
Interest expense	(36,294)	(91,805)	(154,841)	(281,035)
Financing expense	-	-	(252,207)	-
Derivative income (expense)	548,965	-	(579,383)	-
Foreign currency gain (loss)	(1,578)	15,525	(9,432)	32,775
Other income	9,703	408	7,176	237
Income from discharge of indebtedness	6,506	37,473	1,716,662	591,986
	527,302	(38,399)	727,975	343,963

Income (loss) before income taxes	311,248	(27,766)	(5,947)	510,356

Provision for income taxes	-	-	-	-

Net income (loss)	$311,248	$(27,766)	$(5,947)	$510,356

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$0.00
Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average shares outstanding:
Basic	144,433,598	132,868,381	141,406,843	132,868,381
Diluted	310,503,997	132,868,381	141,406,843	176,365,048

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(401,627)	$(73,400)

Cash flows from investing activities:
Purchase of property and equipment	(25,466)	-
Net cash (used in) investing activities	(25,466)	-

Cash flows from financing activities:
Cash proceeds from convertible debentures	2,300,000	-
Principal payments on convertible debenture	(550,000)	-
Principal payments on notes payable	(277,500)	(90,000)
Cash proceeds from officer and stockholder notes payable	-	7,500
Principal payments on officer and stockholder notes payable	(137,603)	-
Net cash (used in) provided by financing activities	1,334,897	(82,500)

Net increase (decrease) in cash and equivalents	907,804	(155,900)

Cash and equivalents at beginning of period	144,540	180,756

Cash and equivalents at end of period	$1,052,344	$24,856

Supplemental Cash Flow Information
Interest paid	$16,603	$14,653

Non-cash investing and financing activities:
Warrants Issued in Connection with Debt		$150,000
Notes Payable Converted to Convertible Debentures	$(50,000)
Derivative Adjustment on Convertible Debentures	$(582,194)
Accounts Payable Debt Forgiven	$4,200
Convertible Debt Forgiven	$550,000
Notes Payable Forgiven	$87,500
Interest and Penalties Forgiven	$561,745
Capital Lease Forgiven	$418,418
Shareholder Notes Forgiven	$137,397
	$1,127,066	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
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

Index

The discount from the face value of the convertible debt instruments resulting from allocating some or all of the proceeds to derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Certain instruments, including convertible debt and freestanding options or warrants issued, may be subject to registration rights agreements, which may impose penalties for failure to register the underlying common stock by a defined date.  Any such penalties are accounted for in accordance with SFAS 5 and are accrued when they are deemed probable.

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

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes.  The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms.  In January 2008, the Company settled $25,000 of the notes plus accrued interest and penalties for $15,103.  In June 2007, the Company settled the remaining $255,000 of the notes plus accrued interest and penalties for $127,500, of which $12,500 was outstanding at September 30, 2007..

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

On June 11, 2007 and June 13, 2007, the Company sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors in reliance on Section 4(2) of the Securities Act, and pursuant to a Securities Purchase Agreement with certain investors (the “June Purchase Agreement”).

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

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At September 30, 2007, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at September 30, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rates of return used ranged from 4.92% to 5.07%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

Index

At September 30, 2007, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - September 30, 2007

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$2,628,229

June 2007		Convertible Debentures Carrying Amount			2,811

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	301,154

Total derivative financial instruments				$2,770,163	$2,932,194

6.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are two designations of the class of preferred shares: Class A and Class B Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Class B Preferred Stock is not entitled to any dividends.  As of September 30, 2007, there were 720,000 shares of Class A Preferred stock and no shares of Class B Preferred Stock issued and outstanding.  Dividends accrued and unpaid as of September 30, 2007 were $117,120.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of September 30, 2007, there were 147,368,381 shares of common stock issued and outstanding.

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

Index

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.075	10,963,333	2.4	$822,250
$0.030	3,900,000	4.3	117,000
$0.020	2,962,500	4.7	59,250
$0.030	7,000,000	4.7	210,000
	24,825,833		$1,208,500	$0.049

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	22,880,000	$0.093
Issued	9,962,500	$0.027
Exercised	-	-
Expired / Cancelled	(8,016,667)	$0.148
Outstanding at September 30, 2007	24,825,833	$0.049

The Company recorded compensation expense of $220,799 in connection with the warrants granted on June 11, 2007. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of warrants of 5 years, expected volatility of 157%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted approximated $.019 per warrant.

Options:     In conjunction with the ARC merger, the Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2007, options to purchase 23,500,000 shares were outstanding and 1,500,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

Index

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.080	500,000	<0.3	$40,000
$0.010	4,000,000	6.5	40,000
$0.100	1,000,000	2.3	100,000
$0.026	1,000,000	7.8	26,000
$0.020	13,600,000	6	272,000
$0.020	100,000.5		2,000
$0.020	800,000.3		16,000
$0.025	1,000,000	6.5	25,000
$0.025	500,000.3		12,500
	22,500,000		$533,500	$0.024

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	24,400,000	$0.023
Granted	2,000,000	$0.025
Exercised	-	-
Expired	(3,900,000)	$0.017
Outstanding at September 30, 2007	22,500,000	$0.024

The Company recorded compensation expense of $15,947 in connection with the options granted on May 4, 2007. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions: expected life of options of 7 years, expected volatility of 157%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted approximated $.019 per option. The Company has recorded $69,309 of amortization on deferred compensation for the nine months ended September 30, 2007.

During the quarter ended September 30, 2007, the Company recorded $27,815 of amortization on deferred compensation for options granted in November, 2006 and June, 2007.

7.	Subsequent Events

On October 1, 2007 the Board approved issuance of 1,699,726 shares of its common stock as compensation for interest on the June 2007 convertible debentures.  The shares were valued at $0.02 per share based on the convertible debenture agreement, for a fair market value of $33,995.

On October 12, 2007, Mr. Woody McGee resigned from our Board of Directors.

In November 2007, the Board approved issuance, under our Long-Term Incentive Plan, an aggregate of 1,450,000 Incentive Stock Options (“ISOs”) and an aggregate of 800,000 Non-Qualified Stock Options (“NQOs”).  The remaining 1,450,000 incentive stock options were issued to employees.  The 800,000 non-qualified stock options were issued to consultants.  The options were issued at an exercise price of $0.015 per share, representing the closing price of the company’s stock on such date and vest over three years with one-third vesting on the first anniversary of employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.

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

On April 14, 2008, the Board approved issuance, to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

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

On May 15, 2008, the Board approved the issuance to employees and consultants, under our Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On July 1, 2008, the Board approved issuance of 1,402,302 shares of our common stock, as interest for the period April 1 through June 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 21, 2008, the Board approved issuance, under our Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On July 31, 2008 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Matthew Hulsizer and Jennifer Just, jointly, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

Index

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

On August 19, 2008, the Board approved issuance, under our Long-Term Incentive Plan, of an aggregate of 300,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.012 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On August 19, 2008, the Board approved issuance, under our Long-Term Incentive Plan, an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”).  The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2009 and vest on December 31, 2009.  The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date.

On August 19, 2008, the Board approved issuance of 1,200,000 shares of common stock as payment to the Board of Directors for compensation owed to them for the year ended December 31, 2007. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt. The shares were valued at $0.025 per share for a fair market value of $30,000.

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

On August 10, 2005, the Company completed its acquisition of SuiteSpeed, Inc. (“SuiteSpeed.)

SuiteSpeed, a privately-held company based in Colorado, provides high speed wireless internet access solutions to hotels.  SuiteSpeed’s activities are complimentary to those of the Company and the acquisition of SuiteSpeed will enhanced the depth and width of the Company’s activities.

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

Index

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

For the three months ended September 30, 2007, we reported net income of $311,248, compared to a net loss of ($27,766) for the three months ended September 30, 2006.  Our operating loss for the three months ended September 30, 2007 was $216,054, a decline in operating results of $226,687 compared to the operating income of $10,633 that we reported for the three months ended September 30, 2006.  As discussed below, in 2007 we began investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs, offset by derivative income was a primary factor in the results.

System sales and installation revenue. System sales and installation revenue decreased 62% to $54,779 during the three months ended September 30, 2007 from $143,397 during the three months ended September 30, 2006.  We installed one new customer during the three months ended September 30, 2007, compared to two new installations during the three months ended September 30, 2006.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 8% to $333,484 for the three months ended September 30, 2007 from $361,557 for the three months ended September 30, 2006. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 166 customers (representing 28,959 rooms) compared to 190 customers (representing 34,169 rooms) as of September 30, 2006.

Cost of system sales and installation. Cost of system sales and installation decreased 57% to $44,892 for the three months ended September 30, 2007 from $103,930 for the three months ended September 30, 2006. The decrease was primarily attributable to the decreased corresponding revenue during the period.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 6% to $240,593 for the three months ended September 30, 2007 from $256,588 for the three months ended September 30, 2006.  The decrease was primarily attributable to the decreased corresponding revenue during the period.

Sales and marketing. Sales and marketing expense increased by $13,479 to $48,390 during the three months ended September 30, 2007 from $34,911 for the three months ended September 30, 2006.  During 2007, we increased our sales force and continued marketing our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $13,474; an increase in travel expenses of $150, offset by a decrease in advertising expense of $145.

Product Development.   In 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $106,478 during the three months ended September 30, 2007.  This cost included $23,058 in labor and personnel expense; $76,638 in equipment and licensing; and $6,783 in travel costs.

Stock compensation.  For the three months ended September 30, 2007, the Company recorded $27,815 of amortization of deferred compensation related to stock options granted in November 2006.

General and administrative. General and administrative expense increased by $37,379 to $133,246 for the three months ended September 30, 2007 from $95,867 for the three months ended September 30, 2006. During 2007, personnel and personnel related costs increased $26,513 to $66,728 in 2007 from $40,216 in 2006.  Office related costs such as rent, telephone, and insurance increased $6,148 from $23,900 in 2006 to $30,048 in 2007. We also did not incur travel expenses during the three months ended September 30, 2007 compared to the $259 during the three months ended September 30, 2006.  Professional fees, SEC fees, and investor relations fees decreased $947 from $26,600 in 2006 to $25,653 in 2007.  Bad debt expense increased $5,925 to $10,816 for the three months ended September 30, 2007 compared to $4,891 for the three months ended September 30, 2006.

Index

Depreciation of property and equipment. Depreciation of property and equipment decreased to $2,903 for the three months ended September 30, 2007 as compared to $3,025 for the three months ended September 30, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.  Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $55,511 to $36,294 for the three months ended September 30, 2007 as compared to $91,805 for the three months ended September 30, 2006. The decrease is attributable to the settlement of outstanding and defaulted debt.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $1,578 for the three months ended September 30, 2007 compared to a gain of $15,525 for the three months ended September 30, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Income from discharge of indebtedness. During the three months ended September 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $6,506.  The corresponding income for the three months ended September 30, 2006 was $37,473.

Derivative income (expense), net. Derivative instruments income of $548,965 represents the net unrealized (non-cash) change during the three months ended September 30, 2007, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  There was no derivative instrument expense during the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

For the nine months ended September 30, 2007, we reported a net loss of $5,947, compared to net income of $510,356, for the nine months ended September 30, 2006.  Our operating loss for the nine months ended September 30, 2007 was $733,922, a decline in operating results of $900,315 compared to the operating income of $166,393 that we reported for the nine months ended September 30, 2006.  As discussed below, in 2007 we began investing significant capital in the design, production, and marketing of our new media and entertainment product.

System sales and installation revenue. System sales and installation revenue increased 11% to $552,998 during the nine months ended September 30, 2007 from $497,330 during the nine months ended September 30, 2006.  We installed 8 new customers and did 11 upgrades on existing customers during the nine months ended September 30, 2007, compared to 8 new installations during the nine months ended September 30, 2006.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 11% to $1,001,468 for the nine months ended September 30, 2007 from $1,121,400 for the nine months ended September 30, 2006. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 166 customers (representing 28,959 rooms) compared to 185 customers (representing 32,922 rooms) as of September 30, 2006.

Backlog. As of September 30, 2007, we did not have any customer installations in progress.  As of September 30, 2007, there were 7 service contracts scheduled to conclude during the fourth quarter of 2007. All 7 of the customers continued their service with us.

Cost of system sales and installation. Cost of system sales and installation decreased 26% to $239,065 for the nine months ended September 30, 2007 from $323,881 for the nine months ended September 30, 2006. Although the number of installs and upgrades increased from 2006 to 2007, the overall number of rooms involved in those installs and upgrades decreased, thereby reducing the costs of the installations.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 18% to $839,273 for the nine months ended September 30, 2007 from $713,765 for the nine months ended September 30, 2006. The increase is attributable to an increase in operational and technical personnel costs of $61,588 and increased support and warranty costs of $63,921.

Index

Sales and marketing. Sales and marketing expense increased by $35,731 to $153,973 during the nine months ended September 30, 2007 from $118,242 for the nine months ended September 30, 2006.  During 2007, we increased our sales force and began marketing our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $34,793; an increase in travel expenses of $1,927, offset by a decrease in advertising expense of $989.

Product Development. In 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $182,736 during the nine months ended September 30, 2007.  This cost included $63,681 in labor and personnel expense; $106,638 in equipment and licensing; and $12,417 in travel costs.

Stock compensation.  For the nine months ended September 30, 2007, the Company recorded $306,055 of amortization of deferred compensation related to stock options granted in November 2006.

General and administrative. General and administrative expense increased by $88,162 to $358,621 for the nine months ended September 30, 2007 from $270,460 for the nine months ended September 30, 2006. During 2007 personnel and personnel related costs increased $46,585 to $164,758 in 2007 from $118,173 in 2006.  Office related costs such as rent, telephone, and insurance increased $3,344 from $73,820 in 2006 to $77,164 in 2007. Travel expenses decreased $1,975 to $4,882 during the nine months ended September 30, 2007 compared to the $6,856 during the nine months ended September 30, 2006.  Professional fees, SEC fees, and investor relations fees increased $30,952 from $58,925 in 2006 to $89,877 in 2007.  Bad debt expense increased $9,256 to $21,940 for the nine months ended September 30, 2007 compared to $12,684 for the nine months ended September 30, 2006.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $6,961 for the nine months ended September 30, 2007 as compared to $25,989 for the nine months ended September 30, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $126,194 to $154,841 for the nine months ended September 30, 2007 as compared to $281,035 for the nine months ended September 30, 2006. The decrease is attributable to the settlement of outstanding and defaulted debt.

Financing expenses.  We incurred $252,207 in financing costs related to the June 11, 2007 issuance of convertible debentures.  We also incurred $150,000 of debt discount financing expense in during 2007 relating to warrants issued in 2006.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $9,432 for the nine months ended September 30, 2007 compared to a gain of $32,775 for the nine months ended September 30, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Income from discharge of indebtedness. During the nine months ended September 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $1,716,662.  The corresponding income for the nine months ended September 30, 2006 was $591,986.

Derivative Instruments Expense, net. Derivative instruments expense of $579,383 represents the net unrealized (non-cash) change during the nine months ended September 30, 2007, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  There was no derivative instrument expense during the nine months ended September 30, 2006.

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

As of September 30, 2007 we had $1,052,344 in cash and cash equivalents, which amount is not sufficient to fund operating activities and continue investing in our new media & entertainment product during the remainder of 2007 and 2008.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes. We have implemented cost reduction measures in the areas of general and administrative and sales expense, which includes reduction in staff.

Net cash used by operating activities was $401,627 for the nine months ended September 30, 2007 as compared to $73,400 for the nine months ended September 30, 2006.

Net cash provided by financing activities was 1,334,897 for the nine months ended September 30, 2007 as compared to $(82,500) for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007 we used cash of $965,103 for principal payments and received $2,300,000 in convertible debenture proceeds.

As of June 11, 2007, we reached agreement with certain of our debt holders whereby we repaid and/or canceled all prior existing indebtedness (other than bank debt) at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was $1,455,000.  This indebtedness included the following transactions:

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

Our management has conducted an evaluation under the supervision of our current Chief Executive Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Exchange Act as of December 31, 2006.  Based upon that evaluation, our current Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2007.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	9/26/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	9/26/08