Form 10KSB
period 2007-12-31
ROOMLINX INC
filed 2008-10-10
CIK 1021096

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☐ No: ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer's revenues for its most recent fiscal year: $2,241,250

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,790,507 as of October 6, 2008.

As of October 6, 2008, the registrant’s issued and outstanding shares were as follows:  157,065,781 shares common stock, 720,000 shares of Class A Preferred Stock, and 1,000 shares of Series C Preferred Stock.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes ☐ No ☒

Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATIONAL HISTORY/RECENT MANAGEMENT DEVELOPMENTS

This Form 10-KSB for the year ended December 31, 2007 is being filed on or about October 8, 2008.  We expect that we will file all of our delinquent quarterly and annual reports through and including the Form 10-Q for the quarter ended September 30, 2008 in the next 60 days, but no assurance can be given with respect to these matters.

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

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock.  At such time as we have a sufficient number of shares of common stock authorized to permit the exercise of the Warrant for common stock (the “Triggering Event”), the Warrant will automatically be exercisable for common stock and not Series B Preferred Stock.  The maximum number of shares of common stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of common stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant.  The Warrant becomes ultimately exercisable for such 15,000,000 shares of common stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of common stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.  No installations have been made through October 6, 2008.

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an Investor Group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or common stock and entered into a Registration Rights Agreement with the Investors.

Index

On July 31, 2008 Peter Bordes and Herbert Hunt resigned from the Board of Directors and Judson Just and Christopher Blisard were appointed to serve as Directors of Roomlinx to fill the vacancies on the Board of Directors created by the resignations, each to serve as a Director until the next annual meeting of shareholders and until his successor has been elected and qualified.

GENERAL

We focus our business on providing wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, convention centers, corporate apartments and special events locations. As of October 6, 2008, our current customer base consisted of approximately 147 hotels and 24,709 guest and meeting rooms.

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

We believe we will generate revenue through:
1.	Ongoing Connectivity Service and Support Contracts
2.	Delivery of Content and Advertising
3.	Delivery of Business and Entertainment applications
4.	E-commerce

Index

OUR SERVICES

Currently we offer the following services to our customers:

❖	site-specific determination of needs and requirements;

❖	design and installation of the wireless or wired network;

❖	the development and installation of a media and entertainment system;

❖	full maintenance and support of the network and media and entertainment system;

❖	technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;

❖	hotel staff and management training;

❖	marketing assistance and continuous network and system monitoring to ensure high quality of service.

The main services we currently offer are the installation and servicing of wired and wireless networks and the development and installation of our media and entertainment system for hotels.

Our strategy is to focus our resources on delivering a wide range of communications and information services to the hospitality industry. In addition, we plan to enter, either organically, or through partnerships with current providers, the sale of our services to other hospitality, recreational and both public and private facilities.

The networks that we install can supply the hotel with all of the internet requirements to the hotel's back office, guest rooms, restaurants, lobbies, convention center and meeting rooms over the internal local area network (LAN). For convention centers requiring a high-speed connection for their booths and meeting areas, our wireless local area network (WLAN) product enables portable and mobile computer users to seamlessly access the Internet from anywhere within the convention center. Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.

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

Index

We generally have the first right of refusal to provide all wireless services to the hotel as well as to provide value added services over the installed network. We believe that we will increase sales by offering our new in-room media and entertainment solution to our current wired and wireless internet customer base.  Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how the hotel guests access traditional free-to-guest television, contemporary web content, premium, pre-release, and high-definition material, along with business tools and information specific to the property and their stay. We currently deliver this via our user-friendly, streamlined interface displayed on a sleek, flat-panel HD LCD television and powered by our Roomlinx media console.  We believe we have truly converged the television and personal computer into one offing in hotel rooms.

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

OUR STRATEGY

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our new media and entertainment system;

❖	We are seeking to make our new media and entertainment product our core competency and focus on quality service and highly-profitable opportunities;

❖	We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management;

❖
We are seeking to attain preferred vendor status or become a brand standard with premier hotel chains. Our hotel customers include many of the country's most highly regarded hotel chains. If we are successful in attaining preferred vendor status or becoming a brand standard, we will be able to expand our services to cover the applicable chain's site map;

❖	We are seeking to leverage our core competency by expanding the markets we serve beyond hotels to time share, extended stay units, and resort properties;

❖	We hope to expand the IP-based services that we offer to include:

❖	voice over the Internet (VoIP) availability;

❖	IP-based television programming;

❖	IP-based advertising through the LCD television and laptop;

❖	IP-based E-Commerce through the LCD television;

❖	wireless video on demand (VOD) availability; and

❖	Managed technical services, to provide special technical services to users.

❖	We hope to offer content or portal services to our customers, thereby enabling us to generate "per click" revenues.

Index

Our longer term strategies include the following:

❖	We hope to be able to offer our media and entertainment solution to consumers;

❖	We hope to capture those consumers as they use our product in the hotel rooms; and

❖	We have begun to consider expansion into the Caribbean and European hotel industry,

❖	We have begun to consider other infrastructure and value added services to include in our media and entertainment product

Ultimately, we hope to position ourselves as our customers' central in-room communications, entertainment and media provider. From our installed hardware, we hope to provide telephony, broadband, security, managed technology, printing, video and business center services for our customers. However, we cannot assure our investors that we will be successful in attaining these goals or that we will not pursue other strategies when opportunities arise. Among other things, capital constraints and competition, among other factors, may preclude us from attaining our goals.

SALES AND MARKETING

SALES

As of October 6, 2008, our direct sales force consisted of 4 persons and our channel sales program consisted of 1 master sales agent and 5 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents and re-sellers. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

Index

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

Index

RECENT FINANCIAL DEVELOPMENTS

On June 11, 2007 and June 13, 2007, we closed a financing with certain investors, pursuant to which we sold an aggregate of $2,300,000 amount of Convertible Debentures due May 2012.  The Convertible Debentures are initially convertible into Series B Preferred Stock, which Series B Preferred Stock will not be convertible into common stock until such time as the Company has sufficient number of shares of common stock authorized to permit the conversion of the Convertible Debentures into common stock, at which time the Convertible Debentures will automatically be convertible into common stock and not Series B Preferred Stock.  The ultimate conversion price into shares of common stock of the Convertible Debentures is $0.02 per share, subject to certain anti-dilutive provisions contained in the Convertible Debentures.  The interest on the convertible debentures is six percent (6%) payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the triggering event or shares of the Company’s common stock thereafter at two and one-half cents ($.025) per share of common stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  As of October 6, 2008, interest has been settled in shares of our common stock.  Each investor was also given the option to purchase additional convertible debentures; however, such options expired on December 12, 2007.

As of June 11, 2007, we also reached agreement with a majority of our debt holders whereby we repaid and canceled all prior existing indebtedness at a fifty percent (50%) discount to the outstanding principal amount of such indebtedness.  The total outstanding principal amount of such indebtedness immediately prior to such repayment and cancellation was approximately $1.4 million.

On October 1, 2007, the Board approved issuance of 1,699,726 shares of our common stock at $0.025 per share, as interest for the period June 12 through September 30, 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On January 1, 2008, the Board approved issuance of 1,437,041 shares of our common stock at $0.025 per share, as interest for the period October 1 through December 31, 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,885 shares of our common stock at $0.025 per share, as interest for the period January 1 through March 31, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Index

All of the shares of common stock approved for issuance in connection with interest payments on the debentures as provided above were issued in the second quarter of 2008.

On July 1, 2008, the Board approved issuance of 1,402,302 shares of our common stock at $0.025 per share, as interest for the period April 1 through June 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor group and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued warrants to the Investors for the purchase of additional shares of Series C Stock or common stock and entered into a Registration Rights Agreement with the Investors.

On August 19, 2008 the Company issued 1,200,000 shares as Board of Director compensation for the year ended December 31, 2007. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.  This compensation had been accrued for in 2007.

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

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. In addition, we have established strategic relationships with a few of our potential competitors. In the event such companies decide to compete directly with us, such relationships would likely be terminated, which could have an adverse effect on our business.

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

EMPLOYEES

As of October 6, 2008 we had a total of 21 full-time personnel and 2 part-time personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

Index

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise from January 1, 2007 through October 6,, 2008.

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

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX.PK	January 1 - March 31, 2006	$0.01	$0.03
	April 1 - June 30, 2006	$0.02	$0.05
	July 1 - September 30, 2006	$0.01	$0.03
	October 1 - December 31, 2006	$0.01	$0.04
	January 1 - March 31, 2007	$0.02	$0.05
	April 1 – June 30, 2007	$0.02	$0.04
	July 1 – September 30, 2007	$0.01	$0.04
	October 1 – December 31, 2007	$0.01	$0.03
	January 1, - March 31, 2008	$0.02	$0.03
	April 1, - June 30, 2008	$0.02	$0.03
	July 1, - September 30, 2008	$0.01	$0.03

RMLXP	January 1 - March 31, 2006	$0.01	$0.07
	April 1 - June 30, 2006	$0.01	$0.05
	July 1 - September 30, 2006	$0.02	$0.05
	October 1 - December 31, 2006	$0.02	$0.15
	January 1 - March 31, 2007	$0.07	$0.07
	April 1 – June 30, 2007	$0.02	$0.07
	July 1 – September 30, 2007	$0.03	$0.05
	October 1 – December 31, 2007	$0.08	$0.08
	January 1 – March 31, 2008	$0.08	$0.08
	April 1 – June 30, 2008	$0.09	$0.12
	July 1 – September 30, 2008	$0.12	$0.13

Index

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX.PK	January 1 - March 31, 2006	$0.01	$0.03
	April 1 - June 30, 2006	$0.02	$0.05
	July 1 - September 30, 2006	$0.01	$0.03
	October 1 - December 31, 2006	$0.01	$0.04
	January 1 - March 31, 2007	$0.02	$0.05
	April 1 – June 30, 2007	$0.02	$0.04
	July 1 – September 30, 2007	$0.01	$0.04
	October 1 – December 31, 2007	$0.01	$0.03
	January 1, - March 31, 2008	$0.02	$0.03
	April 1, - June 30, 2008	$0.02	$0.03
	July 1, - September 30, 2008	$0.01	$0.03

RMLXP	January 1 - March 31, 2006	$0.01	$0.07
	April 1 - June 30, 2006	$0.01	$0.05
	July 1 - September 30, 2006	$0.02	$0.05
	October 1 - December 31, 2006	$0.02	$0.15
	January 1 - March 31, 2007	$0.07	$0.07
	April 1 – June 30, 2007	$0.02	$0.07
	July 1 – September 30, 2007	$0.03	$0.05
	October 1 – December 31, 2007	$0.08	$0.08
	January 1 – March 31, 2008	$0.08	$0.08
	April 1 – June 30, 2008	$0.09	$0.12
	July 1 – September 30, 2008	$0.12	$0.13

The closing bid for our Common Stock on the OTC-Bulletin Board on October 6, 2008 was $0.0175. As of October 6, 2008, 157,065,781 shares of Common Stock were issued and outstanding which were held of record by 285 persons. As of October 6, 2008, 720,000 shares of preferred stock issued and outstanding which were held of record by 2 persons.

The Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2007 accrued but unpaid preferred stock dividends aggregated $120,360. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

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

Index

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

On June 11, 2007 and June 13, 2007, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we sold an aggregate of $2,350,000 of Convertible Debentures due May 2012 and pursuant to which the investors were given the option to purchase additional convertible debentures as of December 13, 2007, all of such options expired unexercised. The Convertible Debentures were initially convertible into Series B Preferred Stock, which Series B Preferred Stock would not have been convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures will automatically be convertible into Common Stock and not Series B Preferred Stock.  The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures.  The interest on the convertible debentures is six percent (6%) payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater. As of October 6, 2008, interest has been settled in shares of our common stock.

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

Index

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

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an Investor Group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

Index

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

On August 19, 2008, the Company issued 1,200,000 shares as Board of Director compensation for the year ended December 31, 2008. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.  This compensation was accrued for in 2007.

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

The Company provides proprietary software an LCD television, a media console (consisting of a DVD player, CD/DVD burner, and numerous input jacks for the hotel guest), a wireless keyboard with built-in mouse, and a remote control.

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

Index

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

We currently have our media and entertainment product installed into the Jet Hotel in Downtown Denver as a pilot.  We have signed agreements to install into select rooms, as pilots, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation.  We have signed an exclusive contract to provide our media and entertainment and HSIA products and services to the Kessler Collection of hotels, (www.kesslercollection.com).   We have signed contracts to install into the Bohemian Resort Biltmore Village in Asheville, NC and into select rooms of a Country Inn and Suites in Merryville, IN and Lexington, KY.  We also have a signed contract to install 120 rooms of a full service hotel in the Chicago, IL vicinity.

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

Index

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

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Cox-Ross-Rubinstein binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the instruments.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

For the year ended December 31, 2007, we reported net income of $403,555, or $0.00 per share, compared to net income of $25,529, or $0.00 per share for 2006.  Our loss from operations for 2007 was $(744,042), a decline in operating results of $(542,742) compared to the operating loss of $(201,300) that we reported for 2006.  As discussed below, we began investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs was a primary factor in the results.

Index

System sales and installation revenue. System sales and installation revenue increased 25% to $934,125 during the year ended December 31, 2007 from $747,685 during the year ended December 31, 2006.  We installed 11 new customers during the year ended December 31, 2007, compared to 11 new installations during 2006, however, during the year ended December 31, 2007, the average revenue per installation was approximately $84,920 as compared to $67,971 during the prior year.  This component of our revenue stream is dependent upon the acquisition of new customers, which can vary from year to year.  Due to the nature of our business, revenue fluctuations may also occur from time to time based on the size of the new installations during the period.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 11% to $1,307,125 for the year ended December 31, 2007 from $1,465,155 for the year ended December 31, 2006. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 157 customers (representing 27,350 rooms) compared to 188 customers (representing 34,197 rooms) as of December 31, 2006.  Average monthly revenue per room during 2007 was $3.98, compared to $3.57 during 2006, an increase of 11%.

Cost of system sales and installation. Cost of system sales and installation increased 44% to $531,719 for the year ended December 31, 2007 from $368,156 for the year ended December 31, 2006. The increase was primarily attributable to the increased corresponding revenue during the year. The average cost of an installation increased 30% from $33,468 in 2006 to $43,638 in 2006.  Our margin on installations decreased to 43% in 2007 from 51% in 2006.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 6% to $1,072,325 for the year ended December 31, 2007 from $1,137,489 for the year ended December 31, 2006.  The decrease is mainly attributable to the reduced number of rooms being supported.

Sales and marketing. Sales and marketing expense increased by $82,058 to $231,189 during the year ended December 31, 2007 from $149,131 for the year ended December 31, 2006.  During 2007, we increased our sales force and began marketing our new media and entertainment product.  Such measures included staff additions resulting in increased personnel and personnel related costs of $75,901; an increase in travel expenses of $4,550, and an increase in advertising expense of $1,607.

Product Development.  In 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $271,880.  This cost included $136,375 in labor and personnel expense; $121,915 in equipment and licensing; $12,416 in travel costs; and $1,174 in marketing costs.

Index

Stock compensation. For the year ended December 31, 2007, the Company recorded $333,869 of stock compensation compared to $204,848 for the year ended December 31, 2006.

General and administrative. General and administrative expense increased by $6,373 to $532,539 for the year ended December 31, 2007 from $526,166 for the year ended December 31, 2006. During 2007, personnel related costs increased $66,839; office related costs such as rent, telephone, insurance and supplies increased $11,572 professional fees, SEC fees, and investor relations fees were reduced by $81,083; travel expenses were reduced by $408; and uncollectible debt increased $9,453.

Financing expenses.  We incurred $252,207 in financing costs related to the June 11, 2007 issuance of convertible debentures.  We also incurred $150,000 of debt discount financing expense during 2007.

Depreciation of property and equipment. Depreciation of property and equipment decreased to $11,771 for the year ended December 31, 2007 as compared to $28,350 for the year ended December 31, 2006.  This reduction is attributable to completely depreciating some of the computer equipment.   Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $190,002 or 51% to $183,567 for the year ended December 31, 2007 as compared to $373,569 for the year ended December 31, 2006. The decrease is attributable to the decrease in the principal balance of outstanding debt due to the settlement and or payoff of notes payable and convertible debentures, offset by the addition of the new, lower interest rate convertible debentures.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars.  Foreign transactions resulted in a loss of $11,540 for the year ended December 31, 2007 compared to a loss of $14,080 for the year ended December 31, 2006. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  It is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Derivative Instruments Expense, net.   Derivative instruments income of $252,681 represents the net unrealized (non-cash) change during the year ended December 31, 2007, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Index

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $10,040,000 through December 31, 2007.

As of December 31, 2007 we had $915,165 in cash and cash equivalents, which amount was not sufficient to fund operating activities and continue investing in our new media & entertainment product during 2008.  In July of 2008 we sold $2,500,000 of Series C Preferred Stock, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.  We expect to be dependent upon other financing sources for the foreseeable future.  Management has evaluated the Company's alternatives to enable it to pay its liabilities as they become due and payable in the current year, reduce operating losses and obtain additional or new financing in order to advance its business plan. Additional alternatives being considered by management include, among other things, obtaining financing from new lenders and the issuance of additional equity and debt. If we raise additional capital through equity financing, such financing is expected to be dilutive to existing stockholders. If we raise additional capital through debt financing, such debt financing may require us to abide by restrictive covenants and will likely be subject to conversion privileges which will be dilutive to existing stockholders. We cannot provide any assurance that we will be able to raise additional funds to enable our operations to continue to the point were we will maintain a cash flow positive state. At this time, we do not have any bank credit under which we may borrow funds for working capital or other general corporate purposes.

As of December 31, 2007, we had working capital of $625,730, comprised of current assets of $1,312,062 and current liabilities of $686,332.  Our working capital deficit at December 31, 2006 was $(2,679,949).  Our working capital position improved during the year primarily because of our settlement of debt and subsequent funding.

Net cash used by operating activities was $515,459 for the year ended December 31, 2007 as compared to $73,716 for the year ended December 31, 2006.

Net cash used by investing activities was $48,813 for the year ended December 31, 2007 as compared to $0 during the year ended December 31, 2006.  During 2007, we invested $48,813 in expenditures for capital assets, as compared to $0 during 2006.

Net cash provided by financing activities was $1,334,897 for the year ended December 31, 2007 as compared to $37,500 for the year ended December 31, 2006.  During 2007, we received cash proceeds of $2,300,000 from the issuance of convertible debentures.  We used a portion of these proceeds to settle the debt outstanding on the previous convertible debentures ($550,000) and other notes payable ($277,500).  The cash required by these settlements was $965,103.  During 2006, we received cash proceeds from a bridge note and a shareholder loan, in the aggregate amount of $157,500, and used cash of $120,000 for principle payments.

Index

Several years ago, the Company entered into a series of capital lease transactions with a third party lessor in Canada.  The Company ceased making payments to the lessor and abandoned the assets under capital leases.  The lessor has not demanded that the Company make additional payments and the Company believes that it has meritorious defenses against any claims by the lessor.  The Company has attempted to negotiate a settlement with the lessor but has been unable to obtain an unconditional release.  During 2007, the Company wrote off the remaining liability on the leases in the amount of $418,418.

As of December 31, 2007, our primary financial commitments consisted of $2,787,684 recorded as current and long-term liabilities plus future obligations under operating leases.  Total future payments under operating leases were $167,350 at December 31, 2007, including $56,511 due during 2008.

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheet of Roomlinx, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders' (deficit), and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roomlinx, Inc. as of December 31, 2007, and the results of its operations, and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
September 29, 2008

Index

ITEM 7. FINANCIAL STATEMENTS

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEET
as of December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$915,165
Accounts receivable, net	358,794
Prepaid and other current assets	37,721
Work in progress	382
Total current assets	1,312,062

Property and equipment, net	49,822
Total assets	$1,361,884

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$399,782
Officer and stockholder notes payable	12,500
Accrued interest	35,926
Deferred revenue	238,124
Total current liabilities	686,332

Convertible debentures	2,101,352

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000
Series B - 2,000,000 shares authorized; none issued or outstanding	-
Common stock - $0.001 par value, 245,000,000 shares authorized:
149,068,107 shares issued and outstanding	149,068
Additional paid-in capital	19,920,259
Deferred stock compensation	(59,335)
Accumulated (deficit)	(21,579,792)
Total stockholders' (deficit)	(1,425,800)
Total liabilities and stockholders' (deficit)	$1,361,884

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF INCOME
for the Years ended December 31, 2007 and 2006

	2007	2006

Revenues
System sales and installation	$934,125	$747,685
Service, maintenance and usage	1,307,125	1,465,155
	2,241,250	2,212,840

Costs and expenses
System sales and installation	531,719	368,156
Service, maintenance and usage	1,072,325	1,137,489
Sales and marketing	231,189	149,131
Product development	271,880	-
Stock option compensation	333,869	204,848
General and administrative	532,539	526,166
Depreciation	11,771	28,350
	2,985,292	2,414,140
Operating income (loss)	(744,042)	(201,300)

Other income (expense)
Interest expense	(183,567)	(373,569)
Financing expense	(402,207)	-
Derivative income	252,681	-
Foreign currency gain (loss)	(11,540)	(14,080)
Other income	20,108	814
Income from discharge of indebtedness	1,472,122	613,664
	1,147,597	226,829

Income before income taxes	403,555	25,529

Provision for income taxes	-	-

Net income	$403,555	$25,529

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average shares outstanding:
Basic	143,337,901	133,462,902
Diluted	260,189,054	176,975,870

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income	$403,555	$25,529

Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	11,771	28,350
Amortization of debt discount	150,000	-
Income from discharge of indebtedness	(1,472,122)	(613,664)
Derivative income	(252,681)	-
Common stock issued for operating costs	-	140,000
Common stock and options issued as compensation	240,947	204,848
Non cash interest expense	135,151	-
Warrants issued as compensation	220,799	-
Changes in operating assets and liabilities:
Accounts receivable	128,289	(376,456)
Inventory and work in progress	29,073	(29,455)
Prepaid and other current assets	(13,332)	14,460
Accounts payable and accrued expenses	(151,806)	(104,781)
Deferred revenue	(73,688)	294,743
Accrued interest	101,526	266,900
Obligations under capital lease	27,059	75,810
Total adjustments	(919,014)	(99,245)

Net cash used by operating activities	(515,459)	(73,716)

Cash flows from investing activities:
Purchase of property and equipment	(48,813)	-
Net cash used by investing activities	(48,813)	-

Cash flows from financing activities:
Cash proceeds from convertible debentures	2,300,000	-
Principal payments on convertible debenture	(550,000)	-
Cash proceeds from notes payable	-	150,000
Principal payments on notes payable	(277,500)	(120,000)
Cash proceeds from officer and stockholder notes payable	-	7,500
Principal payments on officer and stockholder notes payable	(137,603)	-
Net cash provided by financing activities	1,334,897	37,500

Net increase in cash and equivalents	770,625	(36,216)

Cash and equivalents at beginning of year	144,540	180,756

Cash and equivalents at end of year	$915,165	$144,540

Supplemental Cash Flow Information
Interest paid	$16,603	$18,393
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Warrants issued in connection with debt	$-	$150,000
Notes payable converted to convertible debentures	$50,000	$-
Accounts payable and accrued expenses forgiven	$9,012	$-
Shareholder payables forgiven	$3,000	$-
Convertible debt forgiven	$550,000	$-
Notes payable forgiven	$37,500	$-
Interest and penalties forgiven	$457,192	$-
Shareholder interest and penalties forgiven	$104,553	$-
Capital lease forgiven	$418,418	$-
Shareholder notes forgiven	$137,397	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the years ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional	Deferred		Total
	Number of		Number of		Paid - in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	(Deficit)	(Deficit)
Balance, December 31, 2005	720,000	$144,000	132,868,381	$132,868	$18,544,462	$-	$(22,008,876)	$(3,187,546)

Shares issued as board compensation at $0.02 per share			7,000,000	7,000	133,000	-	-	140,000
Fair value of beneficial conversion feature and
warrants issued in connection with
notes payable	-	-	-	-	150,000	-	-	150,000
Options granted at $0.02 per share	-	-	-	-	308,105	(103,257)	-	204,848
Net income	-	-	-	-	-	-	25,529	25,529
Balance, December 31, 2006	720,000	144,000	139,868,381	139,868	19,135,567	(103,257)	(21,983,347)	(2,667,169)

Shares issued for services at $0.03 per share	-	-	7,500,000	7,500	217,500	-	-	225,000
Shares issued for interest at $0.02 per share	-	-	1,699,726	1,700	32,295	-	-	33,995
Options granted at $0.025 per share	-	-	-	-	47,840	(31,893)	-	15,947
Options granted at $0.015 per share	-	-	-	-	21,308	(21,308)	-	-
Warrants granted at $0.02 per share	-	-	-	-	66,415	-	-	66,415
Warrants granted at $0.03 per share	-	-	-	-	154,384	-	-	154,384
Amortization of deferred compensation	-	-	-	-	-	97,123	-	97,123
Discharge of related party debt	-	-	-	-	244,950	-	-	244,950
Net income	-	-	-	-	-	-	403,555	403,555
Balance, December 31, 2007	720,000	$144,000	149,068,107	$149,068	$19,920,259	$(59,335)	$(21,579,792)	$(1,425,800)

The accompanying notes are an integral part of these consolidated financial statements.

Index

ROOMLINX, INC.
Notes to Consolidated Financial Statements
December 31, 2007

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

Reclassification:    Certain amounts in the 2006 financial statements have been reclassified to conform to the current year presentation.  There is no effect on previously reported net income or earnings per share.

Cash and Cash Equivalents:    The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventory:    Inventory, principally wireless devices related to Wi-Fi installations, is stated at the lower of cost (first-in, first-out) basis or market.  Inventory is recorded net of any reserve for excess and obsolescence.

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

Depreciation:    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Leasehold improvements	4 years
Office furniture and equipment	5 to 7 years
Computer hardware and software	3 to 5 years

Index

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

Per Share Amounts:    The Company computes net income per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net income per share is computed by dividing the Company’s net income for the period by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share excludes potential common shares if the effect is anti-dilutive.  Diluted net income (loss) per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net income the related interest expense.

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

Index

Deferred Revenue:    Deferred revenue is primarily comprised of advanced billings and customer deposits for installations, service and usage.

Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable, and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand, or they bear appropriate interest rates.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2007 indicated that a valuation allowance was required.  The gross accounts receivable balance was reduced by $59,840 for doubtful collections.

At December 31, 2007, four customers accounted for 38% of the accounts receivable balance.  These amounts were collected subsequent to December 31, 2007.

Foreign Operations:    The Company operates in the United States of America and in Canada.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company's financial condition or results of operations.

Index

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and (losses) are included in the consolidated statement of operations as a component of other income (expense).

Advertising Costs:    Advertising costs are expensed as incurred.  During 2007 and 2006, advertising costs were $3,125 and $1,518, respectively.

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in SFAS 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on its financial statements.

Index

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In April 2008, the FASB issued FASB Staff Position (FSP) FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

Index

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

2.	Property and Equipment

        At December 31, 2007, property and equipment consisted of the following:

Computer equipment and software	$340,470
Leasehold improvements, office furniture and equipment	38,817
Subtotal	379,287
Accumulated depreciation	(329,465)
Total	$49,822

Depreciation expense for the years ended December 31, 2007 and 2006 was $11,771 and $28,350, respectively.

3.	Officer and Stockholder Notes Payable

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes.  The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms.  During 2007, interest and penalties of $104,553 and principal of $137,397 were forgiven, and the notes were settled for $142,603, of which $12,500 was paid subsequent to December 31, 2007.

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes.  Principal and interest at 10% were due upon receipt of funding.  The note was repaid in June, 2007.

Index

4.	Notes Payable

As part of the SuiteSpeed merger, Roomlinx assumed a $300,000 promissory note payable to the First National Bank of Colorado; the note bore interest at the rate of the prime plus 1% and was payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006.  The due date of the note was subsequently extended. The balance of the note was $140,000 as of January 1, 2007, and the note was paid in full on June 12, 2007.

During 2005, the Company borrowed $75,000 from an individual.  The borrowing bore interest at 10% and was due on demand.  In June of 2007, interest and penalties of $12,228 were forgiven, and the note was settled for $37,500.

On December 28, 2006 the Company issued three bridge notes in the principal amounts of $50,000 each, and 3 warrants to purchase 1.3 million shares of common stock to each lender with an exercise price of $0.03 per share.  On June 10, 2007, two of the three bridge notes were paid back in full, and one of them converted into the convertible debentures dated June 11, 2007.

5.	Convertible Debentures

On June 11, 2007 and June 13, 2007, we sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors in reliance on Section 4(2) of the Securities Act, and pursuant to a Securities Purchase Agreement with certain investors (the “June Purchase Agreement”).  $2,300,000 of the debentures were purchased with cash and $50,000 was converted from a note payable.

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

Index

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock at two and one-half cents ($.025) per share of common stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  As of October 6, 2008, interest has been settled in shares of our common stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At December 31, 2007, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

On March 3, 2005, the Company completed a privately placed bridge financing of convertible debentures (“Debentures”) and warrants.  The Debentures were issued in the aggregate principal amount of $1,100,000 to 17 investors; bore interest at 11% per annum; and were due on the earlier of September 2, 2005, or the date that the Company completes a subsequent financing with gross cash proceeds of at least $1,000,000.  The Company was unable to retire the Debentures as scheduled on September 2, 2005 and was in default of the repayment terms.  In June 2007, interest and penalties of $444,964 were forgiven and the debentures were settled for $550,000.

6.	Derivative Financial Instruments

As discussed above, the embedded conversion option in our Convertible Debentures and options issued to the investors to acquire additional debentures have been accounted for as derivative instrument liabilities.

We use the Cox-Ross-Rubinstein binomial model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 5 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures and the options to acquire additional Convertible Debentures held by the investors.  The options and conversion options can be exercised by the holders at any time.  The options held by the investors to acquire additional Convertible Debentures expired in December 2007.

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at December 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 4.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

Index

At December 31, 2007, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - December 31, 2007

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$2,097,319

June 2007		Convertible Debentures Carrying Amount	$-	-	4,033

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	-

Total derivative financial instruments				$2,770,163	$2,101,352

7.	Commitments and Contingencies

Operating Leases:    The Company leases its office facilities under various operating lease agreements having expiration dates through 2011.  Future minimum lease payments for each of the years through lease expiration are as follows:

Year
2008	$56,511
2009	$56,826
2010	$37,646
2011	$16,366

Capital Lease Obligations:    Several years ago, the Company entered into a series of capital lease transactions with a third party lessor in Canada.  The Company ceased making payments to the lessor and abandoned the assets under capital leases.  The lessor has not demanded that the Company make additional payments and the Company believes that it has meritorious defenses against any claims by the lessor.  The Company has attempted to negotiate a settlement with the lessor but has been unable to obtain an unconditional release.

For accounting purposes, the Company determined that it should continue to report the capital lease obligation as a liability until it either obtains an unconditional release or the statute of limitations bars collection actions against the Company.  Accordingly due to statute of limitations, the Company recorded income from discharge of indebtedness in the amount of $418,418 during 2007.

Index

8.	Income Taxes

At December 31, 2007, the Company has tax loss carry forwards approximating $5,000,000 that expire at various dates through 2027. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007, are presented below:

Deferred tax assets:
Net operating loss carryforwards	$1,793,184
Less valuation allowance	(1,793,184)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The decrease in the valuation allowance was approximately $288,578 during 2007.

A reconciliation of the tax provision for 2007 and 2006 at statutory rates is comprised of the following components:

	2007	2006
Tax at statutory rates	$288,578	$78,330
Valuation allowance	(288,578)	(78,330)
Tax provision	$--	$--

9.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are two designations of the class of preferred shares: Class A and Series B Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  As of December 31, 2007, there were 720,000 shares of Class A Preferred stock and no shares of Series B Preferred Stock issued and outstanding.  Dividends accrued and unpaid as of December 31, 2007 were $120,360.

Index

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of December 31, 2007, there were 149,068,107 shares of common stock issued and outstanding.

On August 6, 2007 the Company issued 7,500,000 shares of its common stock, with restrictive legends, to consultants and/or advisors as compensation for services rendered to the Company and settlement of payables.  The shares were valued at $0.03 per share based on the closing price of $0.03 per share for a fair market value of $225,000.

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

Warrants:   On June 11, 2007, the Company issued warrants to purchase 2,962,500 shares of common stock for services rendered in connection with convertible debentures.  These warrants have an exercise price of $0.02 per share and expire five years from the date of issue.

On June 11, 2007, the Company issued warrants to purchase 7,000,000 shares of common stock for services rendered in connection with convertible debentures.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.

On December 28, 2006, the Company issued warrants to purchase 3,900,000 shares of common stock in connection with three bridge notes.  These warrants have an exercise price of $0.03 per share and expire five years from the date of issue.  The Company recorded a debt discount of $150,000 in connection with these warrants, which was amortized during 2007 as the debts were either repaid or converted into convertible debentures.

Index

Outstanding and Exercisable Warrants

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.020	2,962,500	4.5	$59,250
$0.030	7,000,000	4.5	210,000
$0.030	3,900,000	4.0	117,000
$0.075	10,963,333	2.3	822,250
	24,825,833		$1,208,500	$0.049

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	27,076,950	$0.134
Issued	3,900,000	0.030
Exercised	---	---
Expired / Cancelled	(8,096,950)	0.202
Outstanding at December 31, 2006	22,880,000	$0.093
Issued	9,962,500	0.027
Exercised	-----	---
Expired / Cancelled	(8,016,667)	0.148
Outstanding at December 31, 2007	24,825,833	$0.049

The Company recorded compensation expense of $220,799 in connection with warrants granted during the year ended December 31, 2007. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2007: expected life of warrants of 5 years, expected volatility of 157%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the year ended December 31, 2007, approximated $.022 per warrant.

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2007, options to purchase 23,750,000 shares were outstanding and 1,250,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

In May 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 2,000,000 Non-Qualified Stock Options (“NQOs”).  500,000 of the NQOs were granted to each of Woody McGee, Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors during 2007 and vested on December 31, 2007.  Woody McGee did not complete the year of service and his 500,000 options expired upon his resignation date of October 12, 2007. 500,000 of the NQOs were granted to John McClure with respect to his service as a consultant for 2007 and vested on December 31, 2007.  John McClure did not complete his year of service and his 500,000 options expired upon his termination date of August 31, 2007.  All of these options were issued at an exercise price of $0.025 per share, representing the closing price of the Company’s common stock on such date.

Index

In November 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 1,450,000 Incentive Stock Options (“ISOs”) to employees and an aggregate of 800,000 Non-Qualified Stock Options (“NQOs”) to consultants.  The options were issued at an exercise price of $0.015 per share, representing the closing price of the company’s stock on such date and vest over three years with one-third vesting on the first anniversary of employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof.

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

Outstanding Stock Options

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	7.75	$26,000
$0.010	4,000,000	6.25	40,000
$0.100	1,000,000	2	100,000
$0.020	13,600,000	6	272,000
$0.020	900,000.25		18,000
$0.025	1,000,000	6.25	25,000
$0.015	2,050,000	6.75	30,750
$0.015	100,000.5		1,500
$0.015	100,000.25		1,500
	23,750,000		$514,750	$0.022

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	8,600,000	$0.027
Granted	15,900,000	0.020
Exercised	-	-
Expired	(100,000)	-
Outstanding at December 31, 2006	24,400,000	$0.025
Granted	4,250,000	0.020
Exercised	-	-
Expired	(4,900,000)	0.024
Outstanding at December 31, 2007	23,750,000	$0.022

The Company recorded compensation expense of $69,148 in connection with options granted during the year ended December 31, 2007. $53,201 was recorded as deferred compensation to be expensed in future periods.  The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants during the year ended December 31, 2007: expected life of options of 7 years, expected volatility of 148%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2007, approximated $0.016 per option.

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

10.	Subsequent Events

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

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock

On July 21, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date

On July 31, 2008 the Company authorized the issuance of Series C Preferred Stock.  Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). However, the Series C Stock is not convertible into Common Stock until such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, at which time the Series C Stock will automatically convert into Common Stock.

The Series C Stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Registrant’s election, shares of the Registrant’s capital stock.  There are no redemption rights associated with the Series C Stock.  Each holder of Series C stock is entitled to voting rights on an “as converted” to Common Stock basis together with the holders of Common Stock.

Index

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

Pursuant to the Purchase Agreement, the Investors also received (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock.  The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance.  At such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants.  The initial exercise prices are subject to adjustment as set forth in the Warrants.

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

On August 19, 2008, the Company issued 1,200,000 shares of common stock as payment to the Board of Director for compensation owed to them for the year ended December 31, 2007. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.

Index

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the past fiscal year, and we have not had any disagreements with our accountants for the period June 13, 2006 through September 30, 2008.

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

Effective June 13, 2006, we engaged Stark Winter Schenkein & Co., LLP, Denver, Colorado (“SWS”), as our principal independent accountants.  Neither we (nor anyone on our behalf) consulted SWS regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements prior to their agreement.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the direction of and with the involvement of management, including its principle executive and financial officer, the company has performed an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems that are determined to be effective by provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)  Our Management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, our management, including our principle executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

Index

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report, which is included above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the annual report.

(b)  There were no changes in our internal control over financial reporting during the period ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors as of September 24, 2008. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Michael S. Wasik	39	Chief Executive Officer, Chief Financial Officer, and Chairman
Judson Just	38	Director
Christopher Blisard	41	Director

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

Index

Judson P. Just, CFA has spent the last nine years with PEAK6 Investments, LP as a Portfolio Manager, Analyst, Trader and Manager of the founding family’s Family Office.  Established in 1997, PEAK6 Investments, LP is a leading financial institution in Chicago with an established track record of success in proprietary trading. Recently recognized as one of Chicago's Best and Brightest Employers to Work For,' the company is also rapidly expanding its commercial focus to include innovative initiatives in the online media, retail options brokerage and asset management.  Judson is also a Board member for Solution BioSciences, an animal health technology company; and Vassol Inc., the developer of NOVA® the first commercially available technology to measure actual blood flow rates in individual vessels using MRA/MRI scanners.  Prior to PEAK6, Judson spent six years as a Trader for Heartland Funds, a specialist in small cap equities.

Christopher T. Blisard, one of the founders of Sage Canyon Advisors, currently serves as one of our Managing Directors. A life-long entrepreneur, Mr. Blisard brings 21 years of operational, business development and leadership experience to this position.

In addition to Sage Canyon Advisors, Mr. Blisard serves as the Chief Operating Officer of Circadence Corporation, a Boulder, Colorado-based industry-leading provider of wide area network (WAN) optimization technology to the US Government and commercial enterprises, a position he has held since 1999. Mr. Blisard has been fundamental in creating a number of strategic partnerships for Circadence with prominent industry leaders such as Hewlett-Packard, Accenture, Dell, CSK Ventures (Hitachi), Microsoft, Deutsche Telekom, Global Crossing, and Pacific Century CyberWorks Japan (PCCWJ). His leadership has also been vital to the development of significant business relationships within the defense and security industry including the Department of Defense, the four major military branches, Northrop Grumman, L3, and others.

Mr. Blisard is a founder and Chairman of the Board of VirtualArmor, located in Greenwood Village, Colorado. VirtualArmor offers businesses the professional services needed to secure network infrastructure. Additionally, Mr. Blisard is a founder of VivID Technologies, LLC, located in Tupelo, Mississippi. VivID Technologies provides radio frequency identification (RFID) and sensor-based solutions to the industry and defense markets, including the US Army and US Marine Corps.

Mr. Blisard is a founder and serves on the Board of QuantaLife, located in Livermore, California.  QuantaLife, Inc. was formed in January, 2008, to develop, manufacture and commercialize advanced digital polymerase chain reaction (PCR) technologies for the life science research, clinical diagnostics, industrial testing, pharmacogenetics and biodefense markets.  The system will focus on the amplification and detection of nucleic acid in less than five minutes, representing up to an order of magnitude improvement over commercial real-time PCR (rtPCR) systems.  Since its conception in 1998, rtPCR has exponentially replaced other bioassay techniques and now serves as the principal nucleic acid diagnostic tool.  Quantum PCR indeed represents a fundamental advancement in PCR technology with the introduction of quantum microfluidics.

Index

Previously, Mr. Blisard was involved in a number of other successful enterprises, including: VR•1, Inc., one of the most successful massively multi-player online simulation and gaming companies prior to its sale to Pacific Century CyberWorks Japan in 2001; Online Network Enterprises (ONE), an Internet Service Provider acquired by Rocky Mountain Internet (RMI) in 1997; SolarTech Enterprises LLC, a designer and developer of patented chemical ultraviolet sensors, winner of the USWest New Venture Fund and the recipient of two National Cancer Institute research grants; Armor Holdings, Inc. (formerly ABA), a top supplier of human safety and survival systems to all branches of the U.S. military and major aerospace and defense prime contractors; and GCCTechnologies, an innovator in combining reliable hardware and revolutionary software to produce high-performance computer peripherals.

Mr. Blisard also served on the Board of Directors for the Mile High Chapter of the National Defense Industrial Association (NDIA). To stay current with trends and developments within the defense and security industry, Mr. Blisard is a member of the NDIA and the Association of the United States Army (AUSA).

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Judson Just and Christopher Blisard. The Board of Directors has delegated to the Audit Committee the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

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

Index

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2007 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael S.* (1)Wasik	2007	148,000							75,000
CEO and CFO	2006	75,000							150,000

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

Index

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

Outstanding Equity Awards At Fiscal Year-End Table (Fiscal Year-End December 31, 2007)

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S. Wasik		1,000,000	1,000,000	0.026		8/10/2012
Michael S. Wasik		10,000,000	10,000,000	0.020		11/20/2013

Director Compensation Table – Fiscal Year-End December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Wasik							0
Herbert Hunt			12,500				12,500
Peter Bordes			12,500				12,500

Index

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of September 8, 2008, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of September 8, 2008 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON, PREFERRED CLASS A, AND PREFERRED SERIES C STOCK

Name and Address	Percent*	Number of Shares Beneficially Owned
		Common	Preferred A	Preferred C

Michael S. Wasik**	23.07%	36,233,566	0	0

Herbert I. Hunt, III***	5.24%	8,234,612	0	0

Peter A. Bordes, Jr.****	6.25%	9,824,148	0	0

Judson Just*****	0.05%	75,000	0	0

Christopher Blisard******	1.78%	2,792,084	0	0

All directors and current executive officers as a group (5 persons)	36.39%	57,159,410	0	0

*	Based on 157,065,781 shares of Common Stock, 720,000 shares of Class A Preferred Stock, and 1,000 shares of Series C Preferred Stock issued and outstanding as of October 6, 2008.

**
Includes 25,233,566 shares owned by Mr. Wasik and options to purchase 1,000,000 shares at $0.026 per share which are fully vested and expire on August 10, 2015 and options to purchase 10,000,000 shares at $0.02 per share which are fully vested and expire on November 20, 2011.

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

*****	Includes 75,000 shares owned by Mr. Just.

******	Includes 2,292,084 shares owned by Mr. Blisard and options to purchase 500,000 shares at $0.012 per share, which vest on December 31, 2009 and expire on December 31, 2015

Index

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes from shareholders and related parties, maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes.  The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms.  During 2007, interest and penalties of $104,553 and principal of $137,397 were forgiven, and the notes were settled for $142,603, of which $12,500 was paid subsequent to December 31, 2007.

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

On August 19, 2008 the Company issued 1,200,000 shares as Board of Director compensation for the year ended December 31, 2007. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.  This compensation was accrued for in 2007.

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

Index

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

* 32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2 Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 99.1 Risk Factors

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2007, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2007, were $38,000.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Stark Winter Schenkein & Co LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2007 other than the fees for services described under “Audit Fees.”

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before Stark Winter Schenkein & Co LLC was engaged by the Company for the 2007 audit, Stark Winter Schenkein & Co LLC’s engagement and engagement letter were approved by the Company's Board of Directors.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	10/8/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chairman of the Board of Directors

Date:	10/8/08

By:	/s/ Judson Just
Judson Just
Director

Date:	10/8/08

By:	/s/ Christopher Blisard
Christopher Blisard
Director

Date:	10/8/08