Form 10-Q
period 2008-03-31
ROOMLINX INC
filed 2008-10-17
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________ to _______________

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2150 – W. 6th Ave., Unit H Broomfield, Colorado 80020
 (Address of principal executive offices)

(303) 544-1111
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of October 14, 2008 was 158,483,488.

ROOMLINX, INC.

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
ASSETS	(Unaudited)	2007

Current assets:
Cash and cash equivalents	$708,853	$915,165
Accounts receivable, net	216,082	358,794
Prepaid and other current assets	39,235	37,721
Work in progress	-	382
Total current assets	964,170	1,312,062

Property and equipment, net	56,288	49,822
Total assets	$1,020,458	$1,361,884

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$301,487	$399,782
Officer and stockholder note payable	12,500	12,500
Accrued interest	34,672	35,926
Deferred revenue	260,362	238,124
Total current liabilities	609,021	686,332

Convertible debentures	1,864,526	2,101,352

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Series A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value, 245,000,000 shares authorized:
150,505,160 and 149,068,107 shares issued and outstanding, respectively	150,505	149,068
Additional paid-in capital	19,954,748	19,920,259
Deferred stock compensation	(43,485)	(59,335)
Accumulated (deficit)	(21,658,857)	(21,579,792)
Total stockholders' (deficit)	(1,453,089)	(1,425,800)
Total liabilities and stockholders' (deficit)	$1,020,458	$1,361,884

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2008 and 2007
(Unaudited)

		2007
	2008	(Restated)

Revenues
System sales and installation	$91,129	$165,481
Service, maintenance and usage	286,536	344,821
	377,665	510,302

Costs and expenses
System sales and installation	38,249	107,922
Service, maintenance and usage	264,155	321,540
Sales and marketing	65,034	47,302
Product development	114,416	-
General and administrative stock compensation	15,850	-
General and administrative	162,584	132,562
Depreciation	5,879	2,029
	666,167	611,355
Operating (loss)	(288,502)	(101,053)

Other income (expense)
Interest expense	(36,382)	(95,981)
Financing expense	-	(37,500)
Derivative income	238,536	-
Foreign currency loss	(1,366)	(5,866)
Other income (expense)	8,649	(4,341)
	209,437	(143,688)

(Loss) before income taxes	(79,065)	(244,741)

Provision for income taxes	-	-

Net (loss)	$(79,065)	$(244,741)

Net (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	150,505,155	139,868,381

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2008 and 2007
(Unaudited)

		2007
	2008	(Restated)

Cash flows from operating activities:
Net cash (used in) operating activities	$(193,966)	$(95,564)

Cash flows from investing activities:
Purchase of property and equipment	(12,346)	-

Net cash (used in) investing activities	(12,346)	-

Cash flows from financing activities:
Principal payments on notes payable	-	(30,000)
Principal payments on officer and stockholder notes payable	-	(15,103)

Net cash (used in) financing activities	-	(45,103)

Net (decrease) in cash and equivalents	(206,312)	(140,667)

Cash and equivalents at beginning of period	915,165	144,540

Cash and equivalents at end of period	$708,853	$3,873

Supplemental Cash Flow Information
Cash paid for interest	$-	$3,016

Non-cash investing and financing activities:
Shareholder payables forgiven	$-	$3,000
Shareholder notes payable forgiven	$-	$9,897

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1.    Overview and Summary of Significant Accounting Policies

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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2007.

Restatement:  The 2007 financial statements have been restated to reflect a capital contribution from the forgiveness of shareholder payables and notes payable in the amount of $12,897.

Per Share Amounts:  The Company computes net income (loss) per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the Company’s net income for the period by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share excludes potential common shares if the effect is anti-dilutive.  Diluted net income (loss) per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net income the related interest expense.

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

Pursuant to the June Purchase Agreement, each purchaser also received an option, exercisable for a six month period from the Closing under the Purchase Agreement, to purchase additional Convertible Debentures (“Additional Convertible Debentures”) in an amount up to 50% of the original amount of Convertible Debentures purchased.  This option was also accounted for as a derivative instrument liability.  All such options expired unexercised.

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock.  As of October 14, 2008, accrued interest, aggregating $183,591, through September 30, 2008 has been settled in shares of our common stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  As of October 14, 2008, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

3.    Derivative Financial Instruments

As discussed above, the embedded conversion option in our Convertible Debentures and options issued to the investors to acquire additional debentures have been accounted for as derivative instrument liabilities.

Index

We use the Cox-Ross-Rubinstein binomial model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 2 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures and the options to acquire additional Convertible Debentures held by the investors.  The options and conversion options can be exercised by the holders at any time.  The options held by the investors to acquire additional Convertible Debentures expired in December 2007.

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at March 31, 2008, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 4.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At March 31, 2008, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - March 31, 2008

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$1,858,783

June 2007		Convertible Debentures Carrying Amount			5,743

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	0

Total derivative financial instruments				$2,770,163	$1,864,526

4.    Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are two designations of the class of preferred shares: Class A and Series B Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  As of March 31, 2008, there were 720,000 shares of Class A Preferred stock an no shares of Class B Preferred Stock issued and outstanding.  Dividends accrued and unpaid as of March 31, 2008 were $123,600.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of March 31, 2008, there were 150,505,155 shares of common stock issued and outstanding.

On January 1, 2008, the Board approved issuance of 1,437,048 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Index

Warrants:    At March 31, 2008, the Company had the following outstanding and exercisable warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.020	2,962,500	4.2	$59,250
$0.030	7,000,000	4.2	210,000
$0.030	3,900,000	3.8	117,000
$0.075	10,963,333	1.9	822,250
	24,825,833		$1,208,500	$0.049

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	24,825,833	$0.049
Issued	-----	-----
Exercised	-----	-----
Expired / Cancelled	-----	-----
Outstanding at March 31, 2008	24,825,833	$0.049

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2008, options to purchase 22,950,000 shares were outstanding and 2,050,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

For the three months ended March 31, 2008, the Company recorded $15,850 of amortization of deferred compensation related to stock options granted in 2006 and 2007.

At March 31, 2008, the Company had the following outstanding stock options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	7.75	$26,000
$0.010	4,000,000	6.25	40,000
$0.100	1,000,000	2	100,000
$0.020	12,800,000	6	256,000
$0.020	900,000.25		18,000
$0.025	1,000,000	6.25	25,000
$0.015	2,050,000	6.75	30,750
$0.015	100,000.5		1,500
$0.015	100,000.25		1,500
	22,950,000		$498,750	$0.022

Index

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	23,750,000	$0.022
Granted	-	-
Exercised	-	-
Expired	(800,000)	0.020
Outstanding at March 31, 2008	22,950,000	$0.022

5.    Subsequent Events

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

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock

On July 21, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with an Investor Group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, the Registrant also issued Warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

Index

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

In connection with the Purchase Agreement, the Registrant entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Registrant is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants by April 30, 2009.

On August 19, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 300,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.012 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On August 19, 2008, the Company granted under our Long-Term Incentive Plan, an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”).  The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2008 and 2009 and vest on December 31, 2009.  The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date.

On August 19, 2008, the Company issued 1,200,000 shares as Board of Director compensation for the year ended December 31, 2007. 800,000 of the shares were issued to Peter Bordes and 400,000 of the shares were issued to Herbert Hunt.  The shares were valued at $0.025 per share for a fair market value of $30,000.  This compensation was accrued for in 2007.

On October 1, 2008, the Board approved issuance of 1,417,707 shares of our common stock, as interest for the period July 1 through September 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

Index

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

We derive our revenues primarily from the installation of the wired and wireless networks we provide to hotels, convention centers and apartment buildings. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During 2008 we made a fundamental change in our business model pertaining to our Tier 3 services. We are no longer including Tier 3 services in the regular room rate for maintenance; these services are either billed for at the time of service or the regular room rate is increased to cover the estimated costs.

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

Index

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of the financial statements with a narrative discussion of our results of operations; financial position; liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards.  Our MD&A is presented in five sections:

●	Critical Accounting Policies

●	Results of Operations

●	Recent Accounting Pronouncements

●	Financial Condition

●	Forward-Looking Statements

This discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in this report and in the 2007 annual report on Form 10-KSB, as well as our reports on Form 8-K and other SEC filings.

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

Index

Since inception, we have accumulated substantial net operating loss carry forwards for tax purposes.  There are statutory limitations on our ability to realize any future benefit from these potential tax assets and we are uncertain as to whether we will ever utilize the tax loss carry forwards.  Accordingly, we have recorded a valuation allowance to offset the deferred tax asset.

We provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R).  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

For the three months ended March 31, 2008, we reported a net loss of $79,065, compared to a net loss of $244,741 for the three months ended March 31, 2007.  Our operating loss for the three months ended March 31, 2008 was $288,502, a decline in operating results of $187,449 compared to the operating loss of $101,053 that we reported for the three months ended March 31, 2007.  As discussed below, in 2008 we continued investing significant capital in the design, production, and marketing of our new media and entertainment product.  That increase in costs, offset by derivative income, was a primary factor in the results.

System sales and installation revenue. System sales and installation revenue decreased 45% to $91,129 during the three months ended March 31, 2008 from $165,481 during the three months ended March 31, 2007.  We completed upgrades on three existing customers during the three months ended March 31, 2008, compared to three new installations during the three months ended March 31, 2007.  This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year.  Our shift in focus away from the HSIA product and services to the Media and Entertainment products and services was also an attributing factor in this decrease.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 17% to $286,536 for the three months ended March 31, 2008 from $344,821 for the three months ended March 31, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 156 customers compared to 185 customers as of March 31, 2007.

Cost of system sales and installation. Cost of system sales and installation decreased 65% to $38,249 for the three months ended March 31, 2008 from $107,922 for the three months ended March 31, 2007. The decrease was attributable to the decreased corresponding revenue during the period as well as the lowered cost of upgrades versus installations.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 18% to $264,155 for the three months ended March 31, 2008 from $321,540 for the three months ended March 31, 2007.  The decrease was primarily attributable to the decreased corresponding revenue during the period.

Index

Sales and marketing. Sales and marketing expense increased by $17,732 to $65,034 during the three months ended March 31, 2008 from $47,302 for the three months ended March 31, 2007.  During 2008, we increased our sales force and continued marketing our new media and entertainment product.  Our personnel and personnel related costs increased by $3,860 to $50,145 in 2008 from $46,285 in 2007; travel expenses increased by $2,125 to $2,971 in 2008 from $846 in 2007; and advertising expense increased by $11,747 to $11,918 in 2008 from $171 in 2007.

Product development.   In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $114,416 during the three months ended March 31, 2008.  This cost included $94,984 in labor and personnel expense and $19,432 in test equipment, and services.

Stock compensation. For the three months ended March 31, 2008, the Company recorded $15,850 of amortization of deferred compensation related to stock options granted in 2006 and 2007.

General and administrative. General and administrative expense increased by $30,022 to $162,584 for the three months ended March 31, 2008 from $132,562 for the three months ended March 31, 2007. During 2008, personnel and personnel related costs increased $21,534 to $66,529 in 2008 from $44,995 in 2007; office related costs such as rent, telephone, and insurance increased $6,882 to $31,306 in 2007 from $24,424 in 2007; travel expenses increased $802 to $5,684 in 2008 from $4,882 in 2007; professional fees, SEC fees, and investor relations fees decreased $513 to $52,054 in 2008 from $52,567 in 2007; and bad debt expense increased $1,317 to $7,010 for 2008 from $5,693 in 2008.

Depreciation. Depreciation of property and equipment increased to $5,879 for the three months ended March 31, 2008 compared to $2,029 for the three months ended March 31, 2007.  This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.  Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $59,599 to $36,382 for the three months ended March 31, 2008 as compared to $95,981 for the three months ended March 31, 2007. The decrease is attributable to the settlement of outstanding and defaulted debt.

Derivative income (expense) net.  Derivative instruments income of $238,536 represents the net unrealized (non-cash) change during the three months ended March 31, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  There was no derivative instrument income during the three months ended March 31, 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2008 we had $708,853 in cash and cash equivalents.  In July 2008 we sold $2,500,000 of Series C Preferred Stock, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.

Operating Activities

Net cash used by operating activities was $193,966 for the three months ended March 31, 2008 as compared to $95,564 used for the three months ended March 31, 2007.

Investing Activities

Net cash used by investing activities was $12,346, used to purchase capital assets, for the three months ended March 31, 2008, as compared to no investing activity for the three months ended March 31, 2007.

Financing Activities

There were no financing activities for the three months ended March 31, 2008 as compared to net cash used for financing activities of $45,103 for the three months ended March 31, 2007.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $1,366 for the three months ended March 31, 2008 compared to a loss of $5,866 for the three months ended March 31, 2007. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct affect on our reported consolidated results.  We do not hedge against the possible impact of this risk.  A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Item 4T.  Controls and Procedures

(a)
Our Management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, our management, including our principle executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

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

(b)	There were no changes in our internal control over financial reporting during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Index

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2008, the Board approved issuance of 1,437,048 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Date: 10/15/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date: 10/15/08