Form 10-Q
period 2008-06-30
ROOMLINX INC
filed 2008-10-29
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of October 21, 2008 was 158,483,488.

ROOMLINX, INC.

Index
PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 30,
ASSETS	(Unaudited)	2007

Current assets:
Cash and cash equivalents	$550,918	$915,165
Accounts receivable, net	220,090	358,794
Prepaid and other current assets	25,516	37,721
Work in progress	61,499	382
Total current assets	858,023	1,312,062

Property and equipment, net	68,010	49,822
Total assets	$926,033	$1,361,884

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$321,423	$399,782
Officer and stockholder note payable	12,500	12,500
Accrued interest	35,057	35,926
Deferred revenue	339,570	238,124
Total current liabilities	708,550	686,332

Convertible debentures	3,264,103	2,101,352

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value, 245,000,000 shares authorized:
151,892,050 and 149,068,107 shares issued and outstanding	151,892	149,068
Additional paid-in capital	20,261,818	19,920,259
Deferred stock compensation	(313,634)	(59,335)
Accumulated (deficit)	(23,290,696)	(21,579,792)
Total stockholders' (deficit)	(3,046,620)	(1,425,800)
Total liabilities and stockholders' (deficit)	$926,033	$1,361,884

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	for the Three Months Ended		for the Six Months Ended
	June 30,		June 30,
	2008	2007 (Restated)	2008	2007 (Restated)

Revenues
System sales and installation	$109,049	$332,738	$200,179	$498,219
Service, maintenance and usage	315,343	323,164	601,879	667,984
	424,392	655,902	802,058	1,166,203

Costs and expenses
System sales and installation	27,365	137,954	65,614	245,876
Service, maintenance and usage	203,192	277,140	467,347	598,680
Sales and marketing	71,662	58,281	136,697	105,583
Product development	131,528	76,258	245,944	76,258
General and administrative stock compensation	3,636	248,614	19,486	278,240
General and administrative	176,555	112,440	339,138	225,376
Depreciation	7,039	2,029	12,918	4,057
	620,977	912,716	1,287,144	1,534,070
Operating (loss)	(196,585)	(256,814)	(485,086)	(367,867)

Other income (expense)
Interest expense	(37,523)	(22,566)	(73,906)	(118,547)
Financing expense	-	(374,707)	-	(402,207)
Derivative expense	(1,397,111)	(1,128,348)	(1,158,575)	(1,128,348)
Foreign currency gain (loss)	(2,849)	(1,987)	(4,215)	(7,854)
Other income (expense)	1,238	1,813	9,887	(2,527)
Income from discharge of indebtedness	992	1,465,206	992	1,465,206
	(1,435,253)	(60,589)	(1,225,817)	(194,277)

(Loss) before income taxes	(1,631,838)	(317,403)	(1,710,903)	(562,144)

Provision for income taxes	-	-	-	-

Net (loss)	$(1,631,838)	$(317,403)	$(1,710,903)	$(562,144)

Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	151,892,045	139,868,381	151,198,600	132,868,381

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2008 and 2007
(Unaudited)

		2007
	2008	(Restated)

Cash flows from operating activities:
Net cash (used in) operating activities	$(333,141)	$(526,475)

Cash flows from investing activities:
Purchase of property and equipment	(31,106)	(8,959)

Net cash (used in) investing activities	(31,106)	(8,959)

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	2,300,000
Principal payments on convertible debenture	-	(525,000)
Principal payments on notes payable	-	(277,500)
Principal payments on officer and stockholder notes payable	-	(75,103)

Net cash provided by financing activities	-	1,422,397

Net increase (decrease) in cash and equivalents	(364,247)	886,963

Cash and equivalents at beginning of period	915,165	144,540

Cash and equivalents at end of period	$550,918	$1,031,503

Supplemental Cash Flow Information
Cash paid for interest	$-	$3,016
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Notes payable converted to convertible debentures	$-	$(50,000)
Accounts payable and accrued expenses forgiven	$992	$4,200
Convertible debt forgiven	$-	$550,000
Notes payable forgiven	$-	$37,500
Interest and penalties forgiven	$-	$457,192
Shareholder payables forgiven	$-	$3,000
Shareholder notes forgiven	$-	$137,397
Shareholder interest and penalties forgiven	$-	$104,553
Capital lease forgiven	$-	$418,418

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
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

Restatement:    The 2007 financial statements have been restated to reflect a capital contribution from the forgiveness of shareholder payables and notes payable in the amount of $244,950.  This adjustment resulted in an increase in the net loss for the three months and six months ended June 30, 2007 of $241,950 and $244,950, respectively.  There was no effect on previously reported net loss per share.

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

2.     Convertible Debentures

On June 11, 2007 and June 13, 2007, we sold an aggregate of $2,300,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors in reliance on Section 4(2) of the Securities Act, and pursuant to a Securities Purchase Agreement with certain investors (the “June Purchase Agreement”).  In addition, a note payable in the amount of $50,000 was converted into a convertible debenture.

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

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock.  As of October 22, 2008, accrued interest aggregating $183,591 through September 30, 2008, has been settled in shares of our common stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At October 21, 2008, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at June 30, 2008, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 4.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At June 30, 2008, the following derivative liabilities were outstanding:
Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - June 30, 2008

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$3,255,894

June 2007		Convertible Debentures Carrying Amount			8,209

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	0

Total derivative financial instruments				$2,770,163	$3,264,103

4.     Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are two designations of the class of preferred shares: Class A and Series B Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  As of June 30, 2008, there were 720,000 shares of Class A Preferred stock and no shares of Class B Preferred Stock issued and outstanding.  Dividends accrued and unpaid as of June 30, 2008, were $126,840.

Common Stock:    The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of June 30, 2008, there were 151,892,050 shares of common stock issued and outstanding.

On January 1, 2008, the Board approved issuance of 1,437,048 shares of our common stock, valued at $0.025 per share for accrued interest of $35,926 for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,890 shares of our common stock, valued at $0.025 per share for accrued interest of $34,672 for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Warrants:    On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

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

At June 30, 2008, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.020	15,000,000	4.8	$300,000
$0.020	2,962,500	4.0	59,250
$0.030	7,000,000	4.0	210,000
$0.030	3,900,000	3.5	117,000
$0.075	10,963,333	1.7	822,250
	39,825,833		$1,508,500	$0.038

Warrants	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	24,825,833	$0.049
Issued	15,000,000	0.020
Exercised	-----	-----
Expired / Cancelled	-----	-----
Outstanding at June 30, 2008	39,825,833	$0.038

Exercisable at June 30, 2008	24,825,833	$0.049

The Company recorded deferred compensation expense of $270,555 in connection with warrants granted during the quarter ended June 30, 2008. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 5 years, expected volatility of 144%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended June 30, 2008, approximated $0.018 per warrant.

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2008, options to purchase 22,950,000 shares were outstanding and 2,050,000 shares are available for future grants of options. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

Index

At June 30, 2008, the Company had the following outstanding stock options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price
$0.026	1,000,000	7.1	$26,000
$0.010	4,000,000	5.8	40,000
$0.100	1,000,000	1.6	100,000
$0.020	13,600,000	5.4	272,000
$0.025	1,000,000	5.9	25,000
$0.015	2,150,000	6.4	32,250
$0.017	200,000	6.9	3,400
	22,950,000		$498,650	$0.022

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	23,750,000	$0.025
Granted	200,000	0.017
Exercised	-	-
Expired	(1,000,000)	0.02
Outstanding at June 30, 2008	22,950,000	$0.022

The Company recorded deferred compensation expense of $3,230 in connection with options granted during the quarter ended June 30, 2008. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 144%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended June 30, 2008, approximated $0.016 per option.

5.      Subsequent Events

On July 1, 2008, the Board approved issuance of 1,402,302 shares of our common stock, valued at $0.025 per share for accrued interest of $35,057 for the period April 1 through June 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options at $0.01 per share on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 21, 2008, the Registrant’s Board of Directors approved the grant, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On July 28, 2008, the Company’s board of directors approved the issuance of 1,400 share of Series C Preferred Stock.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common.  There are no redemption rights associated with the Series C Stock.  Each holder of Series C stock is entitled to voting rights on an “as converted” to common stock basis together with the holders of common stock.

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

On October 1, 2008, the Board approved issuance of 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period July 1 through September 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

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

Index

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

We derive our revenues primarily from the installation of the wired and wireless networks we provide to hotels, convention centers and apartment buildings. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During 2008 we made a fundamental change in our business model pertaining to our on-site support. We are no longer including on-site support in the base price for maintenance; these services are either billed for at the time of service or the base price is increased.

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

Index

We currently have our media and entertainment product installed into a boutique hotel in Downtown Denver as a pilot. We have signed agreements to install into select rooms, as pilots, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation. We have signed an exclusive contract to provide our media and entertainment and HSIA products and services to a Management and Ownership group, of high end properties, out of Florida. We have signed contracts to install into a resort in Asheville, NC and into select rooms of hotels in Merryville, IN and Lexington, KY. We also have a signed contract to install 120 rooms of a full service hotel in the Chicago, IL vicinity.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of the financial statements with a narrative discussion of our results of operations; financial position; liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards.  Our MD&A is presented in five sections:

•	Critical Accounting Policies

•	Results of Operations

•	Recent Accounting Pronouncements

•	Financial Condition

•	Forward-Looking Statements

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

Our system sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation. Our service, maintenance and usage revenue, which primarily consists of monthly maintenance fees related to the upkeep of the network, is recognized on a monthly basis as services provided.

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

Index

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

For the three months ended June 30, 2008, we reported a net loss of $1,631,838, compared to a net loss of $317,403 for the three months ended June 30, 2007.  Our operating loss for the three months ended June 30, 2008 was $196,585, an improvement in operating results of $60,229 compared to the operating loss of $256,814 that we reported for the three months ended June 30, 2007.  As discussed below, in 2008 we continued investing significant capital in the design, production, and marketing of our new media and entertainment product.

System sales and installation revenue. System sales and installation revenue decreased 67% to $109,049 during the three months ended June 30, 2008 from $332,738 during the three months ended June 30, 2007.  We completed upgrades on four existing customers during the three months ended June 30, 2008, compared to four new installations and eleven upgrades during the three months ended June 30, 2007.  This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year.  Our shift in focus away from the HSIA product and services to the Media and Entertainment products and services was also an attributing factor in this decrease.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 2% to $315,343 for the three months ended June 30, 2008 from $323,164 for the three months ended June 30, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 147 customers compared to 175 customers as of June 30, 2007, offset by an increase in billing for on-site support.

Cost of system sales and installation. Cost of system sales and installation decreased 80% to $27,365 for the three months ended June 30, 2008 from $137,954 for the three months ended June 30, 2007. The decrease was attributable to the decreased corresponding revenue during the period as well as the lowered cost of upgrades versus installations.

Index

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 27% to $203,192 for the three months ended June 30, 2008 from $277,140 for the three months ended June 30, 2007.  The decrease was attributable to the decrease in customers from 175 in 2007 to 147 in 2008, as well as operational efficiencies created by network upgrades.

Sales and marketing. Sales and marketing expense increased by $13,381 to $71,662 during the three months ended June 30, 2008 from $58,281 for the three months ended June 30, 2007.  During 2008, we continued marketing our new media and entertainment product.  Our personnel and personnel related costs decreased by $9,646 to $45,866 in 2008 from $55,512 in 2007; travel expenses increased by $2,811 to $5,304 in 2008 from $2,493 in 2007; and advertising expense increased by $20,216 to $20,492 in 2008 from $276 in 2007.

Product Development.   In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $131,528 during the three months ended June 30, 2008, compared to $76,258 during the three months ended June 30, 2007.  This cost included $117,873 in labor and personnel expense in 2008 compared to $40,624 in 2007, and $13,655 in equipment, supplies and test licensing costs in 2008 compared to $35,634 in 2007.

Stock compensation. For the three months ended June 30, 2008, the Company recorded $3,636 of amortization of deferred compensation related to stock options, compared to $11,868 for the three months ended June 30, 2007.  In addition, the Company recorded stock compensation expense of $220,799 for the fair market value warrants and $15,947 for the fair market value of options issued during the three months ended June 30, 2007.

General and administrative. General and administrative expense increased by $64,115 to $176,555 for the three months ended June 30, 2008 from $112,440 for the three months ended June 30, 2007. During 2008, personnel and personnel related costs increased $11,935 to $66,015 in 2008 from $54,080 in 2007; office related costs such as rent, telephone, and insurance increased $10,071 to $32,831 in 2008 from $22,760 in 2007; travel expenses increased $5,525 to $5,525 in 2008 from $0 in 2007; professional fees, SEC fees, and investor relations fees increased $14,827 to $44,997 in 2008 from $30,170 in 2007; and bad debt expense increased $21,757 to $27,188 for 2008 from $5,431 in 2007.

Depreciation. Depreciation of property and equipment increased to $7,039 for the three months ended June 30, 2008 as compared to $2,029 for the three months ended June 30, 2007.  This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.  Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense increased $14,957 to $37,523 for the three months ended June 30, 2008 as compared to $22,566 for the three months ended June 30, 2007. The Company issued convertible debentures on June 11, 2007, and the increase is attributable to accrued interest for a full quarter in 2008, compared to 18 days of accrued interest in 2007.

Income from discharge of indebtedness. During the three months ended June 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $1,465,206.  The Company had corresponding income during the three months ended June 30, 2008 of $992.

Derivative income (expense), net. Derivative instruments expense of $1,397,111 represents the net unrealized (non-cash) change during the three months ended June 30, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  The derivative instruments expense for the three months ended June 30, 2007 was $1,128,348.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

For the six months ended June 30, 2008, we reported a net loss of $1,710,903, compared to a net loss of $562,144 for the six months ended June 30, 2007.  Our operating loss for the six months ended June 30, 2008 was $485,086, a decline in operating results of $117,219 compared to the operating loss of $367,867 that we reported for the six months ended June 30, 2007.  As discussed below, in 2008 we continued investing significant capital in the design, production, and marketing of our new media and entertainment product.

Index

System sales and installation revenue. System sales and installation revenue decreased 60% to $200,179 during the six months ended June 30, 2008 from $498,219 during the six months ended June 30, 2007.  We completed upgrades on seven existing customers during the six months ended June 30, 2008, compared to seven new installations and eleven upgrades during the six months ended June 30, 2007. This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year.  Our shift in focus away from the HSIA product and services to the Media and Entertainment products and services was also an attributing factor in this decrease.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 10% to $601,879 for the six months ended June 30, 2008 from $667,984 for the six months ended June 30, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 147 customers compared to 175 customers as of June 30, 2007, offset by an increase in billing for on-site support.

Cost of system sales and installation. Cost of system sales and installation decreased 73% to $65,614 for the six months ended June 30, 2008 from $245,876 for the six months ended June 30, 2007. The decrease was attributable to the decreased corresponding revenue during the period as well as the lowered cost of upgrades versus installations.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 22% to $467,347 for the six months ended June 30, 2008 from $598,680 for the six months ended June 30, 2007.  The decrease was primarily attributable to the decreased corresponding revenue during the period. The decrease was attributable to the decrease in customers from 175 in 2007 to 147 in 2008, as well as operational efficiencies created by network upgrades.

Sales and marketing.  Sales and marketing expense increased by $31,114 to $136,697 during the six months ended June 30, 2008 from $105,583 for the six months ended June 30, 2007.  During 2008, we continued marketing our new media and entertainment product.  Our personnel and personnel related costs decreased by $5,786 to $96,011 in 2008 from $101,797 in 2007; travel expenses increased by $4,936 to $8,275 in 2008 from $3,339 in 2007; and advertising expense increased by $31,964 to $32,410 in 2008 from $447 in 2007.

Product Development.   In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $245,944 during the six months ended June 30, 2008, compared to $76,258 during the six months ended June 30, 2007.  These costs included $212,858 in labor and personnel expense in 2008 compared to $40,624 in 2007, and $33,086 in equipment, supplies and test licensing costs in 2008 compared to $35,634 in 2007.

Stock compensation. For the six months ended June 30, 2008, the Company recorded $19,486 of amortization of deferred compensation related to stock options, compared to $41,494 for the six months ended June 30, 2007.  In addition, the Company recorded stock compensation expense of $220,799 for the fair market value warrants and $15,947 for the fair market value of options issued during the six months ended June 30, 2007.

General and administrative. General and administrative expense increased by $113,762 to $339,138 for the six months ended June 30, 2008 from $225,376 for the six months ended June 30, 2007. During 2008, personnel and personnel related costs increased $34,100 to $132,545 in 2008 from $98,444 in 2007; office related costs such as rent, telephone, and insurance increased $16,312 to $64,137 in 2008 from $47,825 in 2007; travel expenses increased $6,327 to $11,208 in 2008 from $4,882 in 2007; professional fees, SEC fees, and investor relations fees increased $33,949 to $97,050 in 2008 from $63,101 in 2007; and bad debt expense increased $23,074 to $34,198 for 2008 from $11,124 in 2007.

Depreciation. Depreciation of property and equipment increased to $12,918 for the six months ended June 30, 2008 as compared to $4,057 for the six months ended June 30, 2007.  This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.  Depreciation expense is computed each year based upon our estimate of the remaining useful lives of the assets.  Our estimates of useful lives are periodically reviewed and the shorter of the actual life or the economic life of the assets are used.

Interest expense. Interest expense decreased $44,641 to $73,906 for the six months ended June 30, 2008 as compared to $118,547 for the six months ended June 30, 2007. The decrease is attributable to the settlement of outstanding and defaulted debt during the six months ended June 30, 2007, offset by accrued interest for a full quarter, on the convertible debentures, in 2008 compared to 18 days of accrued interest in 2007.

Index

Income from discharge of indebtedness. During the six months ended June 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $1,465,206.  The Company had corresponding income during the six months ended June 30, 2008 of $992.

Derivative income (expense), net. Derivative instruments expense of $1,158,575 represents the net unrealized (non-cash) change during the six months ended June 30, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  The derivative instruments expense for the six months ended June 30, 2007 was $1,128,348.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2008 we had $550,918 in cash and cash equivalents.  In July 2008, we sold $2,500,000 of Series C Preferred Stock, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.

Operating Activities

Net cash used by operating activities was $333,141 for the six months ended June 30, 2008 as compared to $526,475 used for the six months ended June 30, 2007.

Investing Activities

Net cash used by investing activities was $31,106, used to purchase capital assets, for the six months ended June 30, 2008, as compared to net cash used for investing activity of $8,959 for the six months ended June 30, 2007.

Financing Activities

There were no financing activities for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $1,422,397 for the six months ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $4,215 for the six months ended June 30, 2008 compared to a loss of $7,854 for the six months ended June 30, 2007. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Index

Item 4T. Controls and Procedures

(a)  Our Management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

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

(b)  There were no changes in our internal control over financial reporting during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Index

Item 1. Legal Proceedings

None

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)  Exhibits.

3.1 Certificate of Designation of Series C Preferred Stock, incorporated by reference to Exhibit 3.1 of the Form 8-K filed by the Registrant on August 5, 2008.

3.2 Form of Series C-1 Warrant, incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Registrant on August 5, 2008.

3.3 Form of Series C-2 Warrant, incorporated by reference to Exhibit 3.3 of the Form 8-K filed by the Registrant on August 5, 2008.

10.1 Form of Securities Purchase Agreement among  the Registrant and Matthew Hulsizer and Jennifer Just, jointly, and certain affiliated trusts, dated July 31, 2008, incorporated by reference  to Exhibit 10.1 of the Form 8-K filed by the Registrant on August 5, 2008.

10.2 Form of Registration Rights Agreement among the Registrant and the parties to the Securities Purchase Agreement identified in Exhibit 10.1 above, dated July 31, 2008, incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on August 5, 2008.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	10/23/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	10/23/08