Form 10-Q
period 2008-09-30
ROOMLINX INC
filed 2008-11-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of November 12, 2008 was 158,483,488.

ROOMLINX, INC.

Index

PART I.  FINANCIAL INFORMATION

Index

RoomLinX, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30
	2008	December 31,
ASSETS	(Unaudited)	2007

Current assets:
Cash and cash equivalents	$2,542,339	$915,165
Accounts receivable, net	231,367	358,794
Prepaid and other current assets	26,896	37,721
Work in progress	263,925	382
Inventory	48,569	-
Total current assets	3,113,096	1,312,062

Property and equipment, net	117,342	49,822
Total assets	$3,230,438	$1,361,884

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$494,537	$399,782
Officer and stockholder note payable	-	12,500
Accrued interest	35,443	35,926
Deferred revenue	425,627	238,124
Total current liabilities	955,607	686,332

Convertible debentures	3,141,813	2,101,352

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; 1,000 issued and outstanding	200	-
Common stock - $0.001 par value, 245,000,000 shares authorized:
157,065,781 and 149,068,107 shares issued and outstanding	157,066	149,068
Additional paid-in capital	23,387,981	19,920,259
Deferred stock compensation	(320,770)	(59,335)
Accumulated (deficit)	(24,235,459)	(21,579,792)
Total stockholders' (deficit)	(866,982)	(1,425,800)
Total liabilities and stockholders' (deficit)	$3,230,438	$1,361,884

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	for the Three Months Ended		for the Nine Months Ended
	September 30,		September 30,
	2008	2007 (Restated)	2008	2007 (Restated)

Revenues
System sales and installation	$299,176	$54,779	$499,354	$552,998
Service, maintenance and usage	283,128	333,484	885,007	1,001,468
	582,304	388,263	1,384,361	1,554,466

Costs and expenses
System sales and installation	288,295	44,892	353,909	239,065
Service, maintenance and usage	276,989	240,593	744,336	890,977
Sales and marketing	118,459	48,390	255,156	153,973
Product development	183,665	106,478	429,609	182,736
General and administrative stock compensation	559,344	27,815	578,830	306,055
General and administrative	153,988	133,246	493,127	508,621
Depreciation	6,792	2,903	19,711	6,961
	1,587,533	604,317	2,874,677	2,288,388
Operating (loss)	(1,005,229)	(216,054)	(1,490,316)	(733,922)

Other income (expense)
Interest expense	(39,011)	(36,294)	(112,916)	(154,841)
Financing expense	(15,000)	-	(15,000)	(252,207)
Derivative expense	125,858	548,965	(1,032,717)	(579,383)
Foreign currency gain (loss)	(2,071)	(1,578)	(6,286)	(9,432)
Other income	15,689	9,703	25,576	7,176
Income from discharge of indebtedness	-	6,506	992	1,471,713
	85,465	527,302	(1,140,351)	483,026

Income (loss) before income taxes	(919,764)	311,248	(2,630,667)	(250,896)

Provision for income taxes	-	-	-	-

Net income (loss)	(919,764)	311,248	(2,630,667)	(250,896)

Series C Preferred Stock Dividends	25,000	-	25,000	-

Net Income (loss) available to common shareholders	$(944,764)	$311,248	$(2,655,667)	$(250,896)

Net Income (loss) per common share:
Basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	156,067,018	144,433,598	152,833,251	141,406,843
	156,067,018	310,503,997	152,833,251	141,406,843

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

		2007
	2008	(Restated)

Cash flows from operating activities:
Net cash (used in) operating activities	$(773,095)	$(401,647)

Cash flows from investing activities:
Purchase of property and equipment	(87,231)	(25,466)

Net cash (used in) investing activities	$(87,231)	$(25,466)

Cash flows from financing activities:
Cash proceeds from convertible debentures	-	2,300,000
Cash Proceeds from Sale of Preferred Stock	2,500,000
Principal payments on convertible debenture	-	(550,000)
Principal payments on notes payable	-	(277,500)
Principal payments on officer and stockholder notes payable	(12,500)	(137,603)

Net cash provided by financing activities	2,487,500	1,334,897

Net increase (decrease) in cash and equivalents	1,627,174	907,784

Cash and equivalents at beginning of period	915,165	144,540

Cash and equivalents at end of period	$2,542,339	$1,052,324

Supplemental Cash Flow Information
Cash paid for interest	$-	$3,016
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued expenses converted to stock	$30,000	$-
Notes payable converted to convertible debentures	$-	$(50,000)
Accounts payable and accrued expenses forgiven	$992	$8,602
Convertible debt forgiven	$-	$550,000
Notes payable forgiven	$-	$37,500
Interest and penalties forgiven	$-	$457,192
Shareholder paybles forgiven	$-	$3,000
Shareholder notes forgiven	$-	$139,397
Shareholder interest and penalties forgiven	$-	$104,553
Capital lease forgiven	$-	$418,418

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

1.	Overview and Summary of Significant Accounting Policies

Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs and services wired and wireless high-speed internet networking solutions and in-room media and entertainment systems, to hotels, resorts, convention centers, timeshare, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors, corporate apartment customers and individual consumers. The Company utilizes third party contractors to install such hardware and software.

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

Restatement:  The 2007 financial statements have been restated to reflect a capital contribution from the forgiveness of shareholder payables and notes payable in the amount of $244,950.  This adjustment resulted in an increase in the net loss for the nine months ended September 30, 2007 of $244,950.  There was no effect on previously reported net loss per share.

Per Share Amounts:  The Company computes net income per share under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128).  Under the provisions of SFAS 128, basic net income per share is computed by dividing the Company’s net income for the period by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share excludes potential common shares if the effect is anti-dilutive.  Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and shares issuable upon conversion of convertible debt and adding back to net income the related interest expense.

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

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance.  During 2005, the Company repaid $40,000 of the notes.  The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms.  In June 2007, all interest and penalties were forgiven, and the notes were settled for $142,603, of which $12,500 was paid in September 2008.

3.	Convertible Debentures

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

Index

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock.  As of November 12, 2008, accrued interest aggregating $183,591 through September 30, 2008, has been settled in shares of our common stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At November 12, 2008, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

4.	Derivative Financial Instruments

As discussed above, the embedded conversion option in our Convertible Debentures and options issued to the investors to acquire additional debentures have been accounted for as derivative instrument liabilities.

We use the Cox-Ross-Rubinstein binomial model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 3 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures and the options to acquire additional Convertible Debentures held by the investors.  The options and conversion options can be exercised by the holders at any time.  The options held by the investors to acquire additional Convertible Debentures expired in December 2007.

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at September 30, 2008, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 4.23%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At September 30, 2008, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - September 30, 2008

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$3,130,036

June 2007		Convertible Debentures Carrying Amount			11,777

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	0

Total derivative financial instruments				$2,770,163	$3,141,813

5.	Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock.  As of September 30, 2008, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and 1,000 shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of September 30, 2008, were $130,080, Series C dividends accrued and unpaid as of September 30, 2008, were $25,000.

On July 28, 2008, the Company’s board of directors approved the designation of 1,400 shares of Series C Preferred Stock.  The Series C preferred stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock.  There are no redemption rights associated with the Series C Stock.  Each holder of Series C stock is entitled to voting rights on an “as converted” to common stock basis together with the holders of common stock.

Index

On July 31, 2008 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor group, and certain affiliated trusts (collectively, the “Investors”), pursuant to which we simultaneously sold and issued to the Investors an aggregate of $2,500,000 of Series C Preferred Stock (“Series C Stock”).  In connection with the Purchase Agreement, we also issued 40,000,000 warrants to the Investors for the purchase of additional shares of Series C Stock or Common Stock and entered into a Registration Rights Agreement with the Investors.

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

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Registrant is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.

Common Stock:  The Company has authorized 245,000,000 shares of $0.001 par value common stock.  As of September 30, 2008, there were 157,065,781 shares of common stock issued and outstanding.

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

Index

On July 31, 2008, Pursuant to the Purchase Agreement above, the Company issued (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock.  The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance.  At such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants.

At September 30, 2008, the Company had the following outstanding warrants:

Exercise Price	Number of Common Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Common Shares	Weighted Average Exercise Price
$0.020	15,000,000	4.5	$300,000
$0.020	2,962,500	3.7	59,250
$0.030	7,000,000	3.7	210,000
$0.030	3,900,000	3.2	117,000
$0.040	20,000,000	2.8	800,000
$0.060	20,000,000	2.8	1,200,000
$0.075	10,963,333	1.4	822,250
	79,825,833		$3,508,500	$0.044

Warrants	Number of Common Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	24,825,833	$0.049
Issued	55,000,000	0.042
Exercised	-----	-----
Expired / Cancelled	-----	-----
Outstanding at September 30, 2008	79,825,833	$0.044

Exercisable at September 30, 2008	64,825,833	$0.050

The Company recorded compensation expense of $538,455 in connection with the warrants granted during the quarter ended September 30, 2008.  The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 140%, risk-free interest rate of 2.8% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended September 30, 2008, approximated $0.013 per warrant.

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

Options:  The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2008, options to purchase 20,650,000 shares were outstanding and options to purchase 4,000,000 shares have been exercised. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Index

On May 15, 2008, the Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options at $0.01 per share on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 21, 2008, the Board of Directors approved the grant of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.02 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On August 19, 2008, the Board of Directors approved the grant of an aggregate of 300,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.012 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On August 19, 2008, the Company granted an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”).  The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2008 and 2009 and vest on December 31, 2009.  The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date.

At September 30, 2008, the Company had the following outstanding stock options:

Exercise Price	Number of Common Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Common Shares	Weighted Average Exercise Price
$0.012	800,000	6.9	$9,600
$0.020	1,000,000	6.8	20,000
$0.017	100,000	6.6	1,700
$0.015	1,950,000	6.1	29,250
$0.025	1,000,000	5.6	25,000
$0.020	13,600,000	5.1	272,000
$0.026	1,000,000	3.9	26,000
$0.100	1,000,000	1.3	100,000
$0.017	100,000	0.1	1,700
$0.015	100,000	0.1	1,500
	20,650,000		$486,750	$0.024

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	23,750,000	$0.025
Granted	2,000,000	0.017
Exercised	4,000,000	0.010
Expired	(1,100,000)	0.019
Outstanding at September 30, 2008	20,650,000	$0.024

The Company recorded deferred compensation expense of $28,025 in connection with options granted during the quarter ended September 30, 2008. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 142%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended September 30, 2008, averaged $0.016 per option.

Index

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

6.	Subsequent Events

On October 1, 2008, the Board approved issuance of 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period July 1 through September 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On October 31, 2008, the Registrant’s Board of Directors approved the grant of an aggregate of 200,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

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

GENERAL

Roomlinx, Inc., a Nevada corporation ("We," "Us" or the "Company"), provides two core products and services:

1. Wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, convention centers, timeshare, corporate apartments and special events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

Index

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

2. In-room media and entertainment solutions for hotels, resorts, and timeshare properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content.  The content consists of adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

The Company provides proprietary software an LCD television (optional), a media console (consisting of a DVD player, CD burner, and numerous input jacks for the hotel guest), a wireless keyboard with built-in mouse, and a remote control.

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

We currently have signed agreements to install into select rooms, as pilots, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation.  We have signed an exclusive contract to provide our media and entertainment and HSIA products and services to a Management and Ownership group, of high end properties, out of Florida. We have signed contracts to install into a resort in Asheville, NC and into select rooms of hotels in Merryville, IN and Lexington, KY.  We also have completed the installation into 120 rooms of a full service hotel in the Chicago, IL vicinity.

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

Index

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

Inventory and work in progress represents the cost of hardware and software which has been purchased by us for installation at our customers’ facilities, but has not been accepted by the customer.

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

Index

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

For the three months ended September 30, 2008, we reported a net loss of $919,764 and a net loss available to common shareholders of $944,764, compared to a net income of $311,248 available to common shareholders for the three months ended September 30, 2007.  Our operating loss for the three months ended September 30, 2008 was $1,005,229, a decline in operating results of $789,175 compared to the operating loss of $216,054 that we reported for the three months ended September 30, 2007.  $531,529 of this variance is attributable to the non-cash stock compensation transactions for the three months ended September 30, 2008.  The remainder, as discussed below, is attributable to our continued investing of significant capital in the design, production, and marketing of our new media and entertainment product.

System sales and installation revenue. System sales and installation revenue increased 446% to $299,176 during the three months ended September 30, 2008 from $54,779 during the three months ended September 30, 2007.  We completed upgrades on three existing customers and completed a large equipment sale, related to our media and entertainment product, during the three months ended September 30, 2008, compared to one new installation during the three months ended September 30, 2007.  This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 15% to $283,128 for the three months ended September 30, 2008 from $333,484 for the three months ended September 30, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 143 customers compared to 166 customers as of September 30, 2007.

Cost of system sales and installation. Cost of system sales and installation increased 542% to $288,295 for the three months ended September 30, 2008 from $44,892 for the three months ended September 30, 2007. The increase was attributable to the increased corresponding revenue during the period as well as the increased costs on the sale of equipment.

Cost of service, maintenance and usage. Cost of service, maintenance and usage increased 15% to $276,989 for the three months ended September 30, 2008 from $240,593 for the three months ended September 30, 2007.  The increase was attributable to an increase in monitoring and on-site support costs.

Sales and marketing. Sales and marketing expense increased by $70,068 to $118,458 during the three months ended September 30, 2008 from $48,390 for the three months ended September 30, 2007.  During 2008, we continued marketing our new media and entertainment product.  Our personnel and personnel related costs increased by $44,528 to $90,595 in 2008 from $46,067 in 2007; travel expenses increased by $8,229 to $10,552 in 2008 from $2,323 in 2007; and advertising expense increased to $17,311 in 2008 from $0 in 2007.

Product Development.   In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $183,665 during the three months ended September 30, 2008, compared to $106,478 during the three months ended September 30, 2007.  This cost included $129,106 in labor and personnel expense in 2008 compared to $30,339 in 2007, and $54,559 in equipment, supplies and testing costs in 2008 compared to $76,139 in 2007.

Stock compensation. For the three months ended September 30, 2008, the Company recorded $20,889 of amortization of deferred compensation related to stock options, compared to $27,815 for the three months ended September 30, 2007.  In addition, the Company recorded stock compensation expense of $538,455 for the fair market value warrants issued during the three months ended September 30, 2008.

General and administrative. General and administrative expense increased by $20,742 to $153,988 for the three months ended September 30, 2008 from $133,246 for the three months ended September 30, 2007. During 2008, personnel and personnel related costs increased $2,781 to $69,509 in 2008 from $66,728 in 2007; office related costs such as rent, telephone, and insurance decreased $857 to $29,191 in 2008 from $30,048 in 2007; travel expenses increased $309 to $309 in 2008 from $0 in 2007; professional and corporate fees increased $27,811 to $53,464 in 2008 from $25,653 in 2007; and bad debt expense decreased $9,302 to $1,514 for 2008 from $10,816 in 2007.

Index

Depreciation. Depreciation of property and equipment increased to $6,792 for the three months ended September 30, 2008 as compared to $2,903 for the three months ended September 30, 2007.  This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.

Interest expense. Interest expense on the convertible debentures increased $2,717 to $39,011 for the three months ended September 30, 2008 as compared to $36,294 for the three months ended September 30, 2007.

Income from discharge of indebtedness. During the three months ended September 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $6,506.  The Company had no corresponding income during the three months ended September 30, 2008.

Derivative income (expense), net. Derivative instruments income of $125,858 represents the net unrealized (non-cash) change during the three months ended September 30, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  The derivative instruments income for the three months ended September 30, 2007 was $548,965.

Dividends.  Dividends of $25,000 have been accrued pursuant to issuance of Series C Preferred Stock on July 31, 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

For the nine months ended September 30, 2008, we reported a net loss of $2,630,667 and a net loss available to common shareholders of $2,655,677, compared to a net loss of $250,896 available to common shareholders for the nine months ended September 30, 2007.  Our operating loss for the nine months ended September 30, 2008 was $1,490,316, a decline in operating results of $756,394 compared to the operating loss of $733,922 that we reported for the nine months ended September 30, 2007.  $272,775 of this variance is attributable to the non-cash stock compensation transactions for the nine months ended September 30, 2008.  The remainder, as discussed below, is attributable to our continued investing of significant capital in the design, production, and marketing of our new media and entertainment product.

System sales and installation revenue. System sales and installation revenue decreased 10% to $499,354 during the nine months ended September 30, 2008 from $552,998 during the nine months ended September 30, 2007.  We completed upgrades on ten existing customers and completed a large equipment sale during the nine months ended September 30, 2008, compared to eight new installations and eleven upgrades during the nine months ended September 30, 2007. This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year.  Our shift in focus away from the HSIA product and services to the Media and Entertainment products and services was also an attributing factor in this decrease.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 12% to $885,007 for the nine months ended September 30, 2008 from $1,001,468 for the nine months ended September 30, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 143 customers compared to 166 customers as of September 30, 2007.

Cost of system sales and installation. Cost of system sales and installation increased 48% to $353,909 for the nine months ended September 30, 2008 from $239,065 for the nine months ended September 30, 2007. The increase was attributable to the increased costs on the sale of equipment.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 16% to $744,336 for the nine months ended September 30, 2008 from $890,977 for the nine months ended September 30, 2007. The decrease was attributable to the decrease in customers from 166 in 2007 to 143 in 2008, as well as operational efficiencies created by network upgrades.

Sales and marketing.  Sales and marketing expense increased by $101,183 to $255,156 during the nine months ended September 30, 2008 from $153,973 for the nine months ended September 30, 2007.  During 2008, we continued marketing our new media and entertainment product.  Our personnel and personnel related costs increased by $39,142 to $186,606 in 2008 from $147,464 in 2007; travel expenses increased by $12,766 to $18,828 in 2008 from $6,062 in 2007; and advertising expense increased by $49,275 to $49,722 in 2008 from $447 in 2007.

Index

Product Development.   In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product.  This new department incurred costs of $429,609 during the nine months ended September 30, 2008, compared to $182,736 during the nine months ended September 30, 2007.  These costs included $342,180 in labor and personnel expense in 2008 compared to $76,597 in 2007, and $87,429 in equipment, supplies and testing costs in 2008 compared to $106,139 in 2007.

Stock compensation. For the nine months ended September 30, 2008, the Company recorded $40,375 of amortization of deferred compensation related to stock options, compared to $69,309 for the nine months ended September 30, 2007.  In addition, the Company recorded stock compensation expense of $538,455 for the fair market value warrants issued during the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the Company recorded $306,055 of amortization of deferred compensation related to stock options granted in November 2006.

General and administrative. General and administrative expense decreased by $15,494 to $493,127 for the nine months ended September 30, 2008 from $508,621 for the nine months ended September 30, 2007. During 2008, personnel and personnel related costs increased $36,872 to $202,054 in 2008 from $165,182 in 2007; office related costs such as rent, telephone, and insurance increased $15,465 to $93,328 in 2008 from $77,863 in 2007; travel expenses increased $6,636 to $11,518 in 2008 from $4,882 in 2007; professional and corporate fees decreased $85,239 to $150,515 in 2008 from $238,754 in 2007; and bad debt expense increased $10,772 to $35,712 for 2008 from $21,940 in 2007.

Depreciation. Depreciation of property and equipment increased to $19,711 for the nine months ended September 30, 2008 as compared to $6,961 for the nine months ended September 30, 2007.  This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.

Interest expense. Interest expense decreased $41,925 to $112,916 for the nine months ended September 30, 2008 as compared to $154,841 for the nine months ended September 30, 2007. The decrease is attributable to the settlement of outstanding and defaulted debt during the nine months ended September 30, 2007.

Income from discharge of indebtedness. During the nine months ended September 30, 2007, the Company negotiated settlements with several vendors and realized discharge of indebtedness income of $1,471,712.  The Company had corresponding income during the nine months ended September 30, 2008 of $992.

Derivative income (expense), net. Derivative instruments expense of $1,032,717 represents the net unrealized (non-cash) change during the nine months ended September 30, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.  The derivative instruments expense for the nine months ended September 30, 2007 was $579,383.

Dividends.  Dividends of $25,000 have been accrued pursuant to issuance of Series C Preferred Stock on July 31, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2008 we had $2,542,339 in cash and cash equivalents.  In July 2008, we sold $2,500,000 of Series C Preferred Stock, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.

Operating Activities

Net cash used by operating activities was $773,095 for the nine months ended September 30, 2008 as compared to $401,627 used for the nine months ended September 30, 2007.

Index

Investing Activities

Net cash used by investing activities was $87,231, used to purchase capital assets, for the nine months ended September 30, 2008, as compared to net cash used for investing activity of $25,466 for the nine months ended September 30, 2007.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2008 was $2,487,500 as compared to net cash provided by financing activities of $1,334,897 for the nine months ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $6,286 for the nine months ended September 30, 2008 compared to a loss of $9,432 for the nine months ended September 30, 2007. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4T.  Controls and Procedures

(a)  Our Management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our management, including our principal executive and financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principle executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

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

(b)  There were no changes in our internal control over financial reporting during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

Index

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2008, the Board approved issuance of 1,437,048 shares of our common stock, as interest for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the Board approved issuance of 1,386,890 shares of our common stock, as interest for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

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

Index

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

3.2 Form of Series C-1 Warrant, incorporated by reference to Exhibit 3.2 of the Form 8-K filed by the Registrant on August 5, 2008.

3.3 Form of Series C-2 Warrant, incorporated by reference to Exhibit 3.3 of the Form 8-K filed by the Registrant on August 5, 2008.

10.1 Form of Securities Purchase Agreement among  an investor group, and certain affiliated trusts, dated July 31, 2008, incorporated by reference  to Exhibit 10.1 of the Form 8-K filed by the Registrant on August 5, 2008.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	11/12/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	11/12/08