Form 10KSB/A
period 2007-12-31
ROOMLINX INC
filed 2008-12-18
CIK 1021096

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB / A

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

Yes ☐ No ☒

EXPLANATORY NOTE

Roomlinx, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Annual Report on Form 10-KSB/A (the “Amended Filing”) in response to a comment letter dated December 4, 2008 from the Securities and Exchange Commission.  This filing is solely for the purpose of modifying Exhibit 31.1 in Part III, Item 15, “Exhibits,” of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on October 10, 2008 (the “Original Filing”). Pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, this Amended Filing includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	12/18/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chairman of the Board of Directors

Date:	12/18/08

By:	/s/ Judson Just
Judson Just
Director

Date:	12/18/08

By:	/s/ Christopher Blisard
Christopher Blisard
Director

Date:	12/18/08