Form 10-K
period 2008-12-31
ROOMLINX INC
filed 2009-03-31
CIK 1021096

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

(i) Common Stock, $.001 Par Value; and          (ii) Class A Preferred Stock, $.20 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☒

The aggregate market value of the registrant’s common shares held by non-affiliates as of December 31, 2008 was $1,989,069 based upon the closing price of these shares as reported on that date. (For purposes of this calculation only, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 24, 2009, the registrant’s issued and outstanding shares were as follows: 159,901,195 shares common stock, 720,000 shares of Class A Preferred Stock, and 1,000 shares of Series C Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence	62

Item 14.	Principle Accounting Fees and Services	64

PART IV

Item 15.	Exhibits, Financial Statement Schedules	64

	Signatures	66

	Exhibit Index

PART I

ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY/RECENT MANAGEMENT DEVELOPMENTS

This Form 10-K for the year ended December 31, 2008 is being filed on or about March 30, 2009.

On December 27, 2005, our stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely file our Form 10-QSB for the quarter ended September 30, 2005. Since such date, our stock has traded only on the “Pink Sheets”.

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock. At such time as we have a sufficient number of shares of common stock authorized to permit the exercise of the Warrant for common stock (the “Triggering Event”), As of March 5, 2009 the Warrant is exercisable for common stock and not Series B Preferred Stock. The maximum number of shares of common stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of common stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant. The Warrant becomes ultimately exercisable for such 15,000,000 shares of common stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of common stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed. As of December 31, 2008 we have installed 10 rooms at the Country Inn & Suites in Merrillville, IN which are associated with this warrant.

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

RECENT DEVELOPMENTS

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

On October 1, 2008, the Board approved issuance of and the Company issued 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period July 1 through September 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On January 2, 2009, the Board approved issuance of and the Company issued 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period October 1 through December 31, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On March 5, 2009 the annual meeting of the stockholders of Roomlinx, Inc. (the “Company”) was held. The Report of the Inspector of Election showed that: (i) Messrs. Wasik, Just and Blisard were elected as Directors until the next Annual Meeting and until their successors have been elected and qualified; (ii) the amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000 had been approved; (iii) the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000 had been approved; (iv) the amendment of the Company’s Articles of Incorporation effecting a 1-for-200 reverse stock split of the Company’s Common Stock and a simultaneous decrease in the number of authorized shares of the Company’s Common Stock to 200,000,000 was not; and (v) the appointment of Stark Winter Schenkein & Co., LLP as independent auditors of the Company for the fiscal year ended December 31, 2008 was ratified.

GENERAL

We focus our business on providing in-room media and entertainment solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and time share properties. As of December 31, 2008, our current customer base consisted of approximately 134 hotels and 22,391 guest and meeting rooms.

Our wired and wireless networking solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection that is up to 300 times faster than a standard dial-up modem. Users on this network have access to home and corporate email accounts and Virtual Private Networks, also known as VPNs. These users have flexible billing options, choosing from any one of free service, flat rate, time-based usage or unlimited. In addition these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

As of June, 2008 we completed the development of the Roomlinx in-room media and entertainment product. The new Roomlinx product provides premium applications for internet-based business and entertainment media to venues serving the visitor-based market such as hotels, resorts, and time share properties.

The Roomlinx internet based media and entertainment offering includes a broad range of content and features to satisfy guests while maximizing revenue opportunities for the hotelier. The solution includes movies, gaming, international and US television programming, music and news; local travel and concierge information; and business productivity tools that include desktop applications, conferencing and printing applications.

We believe we will generate revenue through:
1.	Ongoing Connectivity Service and Support Contracts
2.	Delivery of Content and Advertising
3.	Delivery of Business and Entertainment applications
4.	E-commerce
5.	The development of customizable software programs

OUR SERVICES

Currently we offer the following services to our customers:

❖	site-specific determination of needs and requirements;
❖	design and installation of the wireless or wired network;
❖	customized development, design and installation of a media and entertainment system;
❖	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content.
❖	delivery of television programming via satellite (Direct TV or Dish Networks)
❖	delivery of an electronic television programming guide (EPG) viewed via the television
❖	full maintenance and support of the network and media and entertainment system;
❖	technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;
❖	hotel staff and management training;
❖	marketing assistance and continuous network and system monitoring to ensure high quality of service.
❖	advertising sales and advertising sales support

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

The networks that we install can supply the hotel with all of the internet requirements to the hotel’s back office, guest rooms, restaurants, lobbies, convention center and meeting rooms over the internal local area network (LAN). For convention centers requiring a high-speed connection for their booths and meeting areas, our wireless local area network (WLAN) product enables portable and mobile computer users to seamlessly access the Internet from anywhere within the convention center. Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.

When we commence service to a new hotel property, we install hardware in the hotel and integrate that hardware into the hotel’s billing server. We give the client hotel property two options in acquiring our high-speed Internet services: the hotel can buy the system and pay us a monthly service fee to maintain technical support (usually on a per room per month basis), or the hotel can lease-to-own the system with a third party and pay us a monthly service fee. We also obtain fee income by enabling “meeting rooms” for our hotel customers.

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

We believe that the potential market for our services is largely underserved, providing us with opportunities for additional growth. Subject to capital constraints, we intend to leverage the “Roomlinx” brand and distribution to offer a wider portfolio of products and services.

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
❖
We are seeking to attain preferred vendor status or become a brand standard with premier hotel chains. Our hotel customers include many of the country’s most highly regarded hotel chains. If we are successful in attaining preferred vendor status or becoming a brand standard, we will be able to expand our services to cover the applicable chain’s site map;

❖	We are seeking to leverage our core competency by expanding the markets we serve beyond hospitality to the home market;
❖	We hope to expand the IP-based services that we offer to include:
❖	voice over the Internet (VoIP) availability;
❖	IP-based television programming;
❖	Grow our IP-based advertising through the LCD television and laptop;
❖	Grow our IP-based E-Commerce through the LCD television;
❖	wireless video on demand (VOD) availability; and
❖	Managed technical services, to provide special technical services to users.
❖	Grow our custom software development revenues

Our longer term strategies include the following:

❖	We hope to be able to offer our media and entertainment solution to consumers;
❖	We hope to capture those consumers as they use our product in the hotel rooms;
❖	We have begun to consider expansion into the Caribbean and European hotel industries; and,
❖	We have begun to consider other infrastructure and value added services to include in our media and entertainment product.

Ultimately, we hope to position ourselves as our customers’ central in-room communications, entertainment and media provider. However, we cannot assure our investors that we will be successful in attaining these goals or that we will not pursue other strategies when opportunities arise. Among other things, capital constraints and competition, among other factors, may preclude us from attaining our goals.

SALES AND MARKETING

SALES

As of March 5, 2009, our direct sales force consisted of 3 persons and our channel sales program consisted of 1 master sales agent and 5 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents and re-sellers. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

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

For our high speed wired and wireless offering we act as a service provider that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer’s area. After installation we seek to manage the network under a long-term contract.

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

Media and Entertainment Offering

The market for our services is in its infancy. Due to technological advances we believe many of the larger companies will not be able to react quickly in duplicating our offering. Current competition consists of players offering portions of our offering, such as video on demand and internet access; these competitors include:

- LodgeNet, SuiteLinq, KoolKonnect, NXTV, Activision, and Total Vision,

RESEARCH AND DEVELOPMENT

We seek to continually enhance the features and performance of our existing products and services. In addition, we are continuing to evaluate new products to meet our customers’ expectations of ongoing innovation and enhancements.

Our ability to meet our customers’ expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and offering products on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in research and development.

EMPLOYEES

As of March 5, 2009 we had a total of 18 full-time personnel and 2 part-time personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. PROPERTY

We lease our principal offices, which are located at 2150 West 6th Avenue, Unit H, Broomfield, CO 80020, consisting of approximately 3,200 square feet. Lease terms? Additionally, we rent offices located in Vancouver, British Columbia, Canada consisting of approximately 560 square feet that we lease until May 2009.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of Roomlinx, Inc. (the “Company”) was held on March 5, 2009 at the offices of the Company, 2150 W. 6th Ave., Unit H, Broomfield, CO 80020.

More than 50% of the Company’s shares of Common Stock (treating convertible Preferred Stock on an “as converted” to Common Stock basis) were represented in person or by proxy, being a majority of the shares entitled to vote required by the Company’s By-laws for a quorum.

          The purposes of the meeting were:
1.	To elect Directors to hold office until the next Annual Meeting and until their successors are elected and qualified.
2.	To approve an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000.

3.	To approve the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.
4.
To approve the amendment of the Company’s Articles of Incorporation effecting a 1-for-200 reverse stock split of the Company’s Common Stock and a simultaneous decrease in the number of authorized shares of the Company’s Common Stock to 200,000,000.

5.	To ratify the appointment of Stark Winter Schenkein & Co., LLP as independent auditors of the Company for the fiscal year ended December 31, 2008.
6.	To consider and act upon such other business as may properly come before the meeting.

The number of shares issued, outstanding and entitled to vote at the meeting was 259,901,195 shares of Common Stock and Series C Preferred Stock convertible into Common Stock. The number of stockholders present at the meeting held 192,842,880 shares of Common Stock and Series C Preferred Stock convertible into Common Stock, constituting a quorum. The number of votes being cast for, against, and abstaining on each matter are as follows:

MATTER	VOTES FOR	VOTES AGAINST/ WITHHELD	VOTES ABSTAINING
To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified:
Michael S. Wasik	191,677,270	1,165,610	—
Judson Just	191,675,270	1,167,610	—
Christopher Blisard	191,675,270	1,167,610	—
To approve an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000	143,784,123	4,978,771	44,079,986
To approve the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000	180,528,171	11,576,498	738,211
To approve the amendment of the Company’s Articles of Incorporation effecting a 1-for-200 reverse stock split of the Company’s Common Stock and a simultaneous decrease in the number of authorized shares of the Company’s Common Stock to 200,000,000	48,232,992	144,178,182	431,706
To ratify the appointment of Stark Winter Schenkein & Co., LLP as independent auditors of the Company for the fiscal year ended December 31, 2008	191,141,664	1,615,114	86,102

          The Report of the Inspector of Election showed that: (i) Messrs. Wasik, Just and Blisard had been elected as Directors until the next Annual Meeting and until their successors have been elected and qualified; (ii) the amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,00 had been approved; (iii) the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000 had been approved; (iv) the amendment of the Company’s Articles of Incorporation effecting a 1-for-200 reverse stock split of the Company’s Common Stock and a simultaneous decrease in the number of authorized shares of the Company’s Common Stock to 200,000,000 had NOT been approved; and (v) the appointment of Stark Winter Schenkein & Co., LLP as independent auditors of the Company for the fiscal year ended December 31, 2008 had been ratified.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC-Bulletin Board under the symbol “RMLX”. Our Class A Preferred Stock trades on the OTC-Bulletin Board under the symbol “RMLXP”. For the periods indicated, the following table sets forth the high and low bid quotations for our Common Stock and Class A Preferred Stock as reported by the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX.PK	January 1 - March 31, 2006	$0.01	$0.03
	April 1 - June 30, 2006	$0.02	$0.05
	July 1 - September 30, 2006	$0.01	$0.03
	October 1 - December 31, 2006	$0.01	$0.04
	January 1 - March 31, 2007	$0.02	$0.05
	April 1 – June 30, 2007	$0.02	$0.04
	July 1 – September 30, 2007	$0.01	$0.04
	October 1 – December 31, 2007	$0.01	$0.03
	January 1, - March 31, 2008	$0.02	$0.03
	April 1, - June 30, 2008	$0.02	$0.03
	July 1, - September 30, 2008	$0.01	$0.03
	October 1, - December 31, 2008	$0.01	$0.02

RMLXP	January 1 - March 31, 2006	$0.01	$0.07
	April 1 - June 30, 2006	$0.01	$0.05
	July 1 - September 30, 2006	$0.02	$0.05
	October 1 - December 31, 2006	$0.02	$0.15
	January 1 - March 31, 2007	$0.07	$0.07
	April 1 – June 30, 2007	$0.02	$0.07
	July 1 – September 30, 2007	$0.03	$0.05
	October 1 – December 31, 2007	$0.08	$0.08
	January 1 – March 31, 2008	$0.08	$0.08
	April 1 – June 30, 2008	$0.09	$0.12
	July 1 – September 30, 2008	$0.12	$0.13
	October 1, - December 31, 2008	$0.02	$0.10

The closing bid for our Common Stock on the OTC-Bulletin Board on March 24, 2009 was $0.015. As of March 24, 2009, 159,901,195 shares of Common Stock were issued and outstanding which were held of record by 287 persons. As of March 24, 2009, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by 2 persons. As of March 24, 2009 1,000 shares of Series C Preferred Stock were issued and outstanding which were held of record by 2 persons; these shares will convert to common shares upon notification to the shareholders.

The Company has not paid any cash dividends on its stock. There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend, and on the Series C Preferred Stock, which bears a 6% cumulative dividend through March10, 2009. As of December 31, 2008 accrued but unpaid Class A Preferred Stock dividends aggregated $133,320, and accrued but unpaid Series C Preferred Stock dividends aggregated $62,500. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

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

On June 11, 2007 and June 13, 2007, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we sold an aggregate of $2,350,000 of Convertible Debentures due May 2012 and pursuant to which the investors were given the option to purchase additional convertible debentures as of December 13, 2007, all of such options expired unexercised. The Convertible Debentures were initially convertible into Series B Preferred Stock, which Series B Preferred Stock would not have been convertible into Common Stock until such time as the Company has sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, as of March 5, 2009 the Convertible Debentures are convertible into Common Stock and not Series B Preferred Stock. The ultimate conversion price into shares of Common Stock of the Convertible Debentures is $0.02 per share, subject to certain restrictions contained in the Convertible Debentures. The interest on the convertible debentures is six percent (6%) payable quarterly either in cash or, at the Company’s election, in shares of the Company’s Series B Preferred Stock prior to the Triggering Event or shares of the Company’s Common Stock thereafter at Two and One-Half Cents ($.025) per share of Common Stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater. As of March 5, 2009, interest has been settled in shares of our common stock.

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

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock. At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), As of March 5, 2009 the Warrant will be exercisable for Common Stock and not Series B Preferred Stock. The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant. The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.

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

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). However, the Series C Stock is not convertible into Common Stock until such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, As of March 5, 2009 the Series C Stock will automatically convert into Common Stock.

The Series C Stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Registrant’s election, shares of the Registrant’s capital stock through March 5, 2009. There are no redemption rights associated with the Series C Stock. Each holder of Series C stock is entitled to voting rights on an “as converted” to Common Stock basis together with the holders of Common Stock.

Pursuant to the Purchase Agreement, the Investors also received (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock. The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance. As of March 5, 2009 the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants. The initial exercise prices are subject to adjustment as set forth in the Warrants, forms of which are attached hereto as Exhibits 3.2 and 3.3 and are incorporated herein by reference.

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

On October 1, 2008, the Board approved issuance of and the Company issued 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period July 1 through September 30, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On October 31, 2008, the Registrant’s Board of Directors approved the grant of an aggregate of 200,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.017 per share and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On January 2, 2009, the Board approved issuance of and the Company issued 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period October 1 through December 31, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 350,000 Incentive Stock Options and an aggregate of 200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 1,200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest in 12 equal installments over 12 months.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Roomlinx, Inc., a Nevada corporation (“We,” “Us” or the “Company”), provides two core products and services:

1. Wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and, timeshare, events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive our revenues primarily from the installation of the wired and wireless networks we provide to hotels, resorts, and time share properties. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During 2008 we made a fundamental change in our business model pertaining to our on-site support. We are no longer including on-site support in the base price for maintenance; these services are either billed for at the time of service or the base price is increased.

2. In-room media and entertainment solutions for hotels, resorts, and time share properties. The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content. The content consists of high definition and standard definition adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

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

We derive our revenues primarily from selling our proprietary hardware and software to hotels, resorts and time share locations as well as delivering content and providing security and support of the media and entertainment product. We derive additional revenue from the rental of movies, printing service, advertising and sale of products through our system. We began marketing this product in September 2007. Since June 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships.

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

We have successfully completed the installation of three properties, and have signed contracts to install an additional six. We will complete our pilot programs in the first quarter of 2009, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation.

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

This discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in this report and in the 2008 annual report on Form 10-K, as well as our reports on Form 8-K and other SEC filings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Media and Entertainment product revenue primarily consists of media and entertainment equipment purchases, installation of that equipment, software and content license fees, and maintenance fees related to the upkeep of the system. Revenue on the equipment and installations is recognized when the installation is complete and the customer has accepted such installation. Revenue on the service and maintenance is recognized as invoiced per the individual contracts.

We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers.

Work in progress represents the cost of hardware, software, and labor which has been incurred by us for installation at our customers’ facilities, but has not been accepted by the customer.

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

The Company follows SFAS No. 123(R), “Share-Based Payment,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R). We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

For the year ended December 31, 2008, we reported net loss of $(1,805,745), or $(0.01) per share, compared to net income of $403,555, or $0.00 per share for 2007. Our loss from operations for 2008 was $(1,807,223), a decline in operating results of $(1,063,181) compared to the operating loss of $(744,042) that we reported for 2007; $617,543 of this operating loss in 2008 is due to two non-cash items; stock compensation and depreciation compared to $544,310 in 2007. As discussed below, we began investing significant capital in the design, production, and marketing of our new media and entertainment product. That increase in costs was a primary factor in the results.

System sales and installation revenue. System sales and installation revenue decreased 24% to $712,609 during the year ended December 31, 2008 from $934,125 during the year ended December 31, 2007. We completed upgrades on ten existing customers, installations on four new customers and completed a large equipment sale during 2008, compared to eight new installations and thirteen upgrades during 2007. This component of our revenue stream is dependent upon the acquisition of new customers and the upgrade needs of existing customers, which can vary from year to year. Our shift in focus away from the HSIA product and services to the Media and Entertainment products and services was also an attributing factor in this decrease.

Service, maintenance and usage revenue. Service, maintenance and usage revenue decreased 12% to $1,150,368 for the year ended December 31, 2008 from $1,307,125 for the year ended December 31, 2007. The decrease was due to a decrease in the number of customers we service on a recurring basis to a total of 139 customers compared to 157 customers as of December 31, 2007.

Media and entertainment revenue. During the 4th quarter of 2008 we began recording revenues on our new Media and Entertainment product. Our media and entertainment revenues for the year ended December 31, 2008 were $333,735. We completed two installations into revenue generating properties generating revenues of $167,452 and billed services to these properties in the amount of $5,269. We also completed installations of Free-to-Guest television programming into four of our existing properties generating revenue of $161,014.

Backlog. As of December 31, 2008, we had contracts for four new Media and Entertainment related projects, three of which we anticipate will be completed during the first quarter of 2009. As of December 31, 2008, there were 19 service contracts scheduled to conclude during 2009. As of March 1, 2009 approximately 80% of those customers continued their service with us.

Cost of system sales and installation. Cost of system sales and installation decreased 13% to $460,911 for the year ended December 31, 2008 from $531,719 for the year ended December 31, 2007. The decrease was primarily attributable to the decreased corresponding revenue during the year. The average cost of an installation or upgrade project increased 30% from $25,320 in 2007 to $32,922 in 2008. Our margin on installations decreased to 35% in 2008 from 43% in 2007. Competitive market conditions are a cause for the declining margins and a reason for Roomlinx’s shift in focus from HSIA products and services to media and entertainment products and services.

Cost of service, maintenance and usage. Cost of service, maintenance and usage decreased 10% to $962,510 for the year ended December 31, 2008 from $1,072,325 for the year ended December 31, 2007. The decrease is mainly attributable to the reduced number of rooms being supported.

Costs of media and entertainment. The costs of the Media and Entertainment product were $312,552 for the year ended December, 31, 2008. Our costs on the Media and Entertainment installations was $154,202 giving us a profit margin of 8%, our costs on Media & Entertainment services was $2,336 giving us a profit margin of 56%, and our costs on Free-To-Guest television Programming were $157,014 giving us a profit margin of 2%.

Sales and marketing. Sales and marketing expense increased by $112,537 to $343,726 during the year ended December 31, 2008 from $231,189 for the year ended December 31, 2007. During 2008, we continued marketing our new media and entertainment product. Our personnel related costs increased $51,382 to $269,824 in 2008 from $218,442 in 2007; our travel expenses increased $13,678 to $23,300 in 2008 from $9,621 in 2007; and our advertising and tradeshow expenses increased $47,476 to $50,602 in 2008 from $3,126 in 2007.

Product development. In June 2007, we created a new department to handle the majority of the design, production, and promotion of our new media and entertainment product. This new department incurred costs of $587,377 during the year ended December 31, 2008, compared to $271,880 during the year ended December 31, 2007. These costs included $488,266 in labor and personnel expense in 2008 compared to $136,375 in 2007, and $99,111 in equipment, supplies and testing costs in 2008 compared to $135,505 in 2007.

General and administrative. General and administrative expense increased by $440,002 to $1,306,410 for the year ended December 31, 2008 from $866,408 for the year ended December 31, 2007. During 2008, personnel related costs increased $45,663 to $272,589 in 2008 from $226,926 in 2007; office related costs such as rent, telephone, insurance and supplies increased $19,654 to $128,648 in 2008 from $108,994 in 2007; travel expenses increased by $2,467 to $11,641 in 2008 from $9,174 in 2007; professional fees, SEC fees, and investor relations fees increased by $79,436 to $232,135 in 2008 from $152,699 in 2007; and uncollectible debt increased $39,556 to $74,303 in 2008 from $34,747 in 2007. For the year ended December 31, 2008, the Company recorded $587,094 of stock compensation compared to $333,869 for the year ended December 31, 2007.

Depreciation of property and equipment. Depreciation of property and equipment increased to $30,449 for the year ended December 31, 2008 as compared to $11,771 for the year ended December 31, 2007. This increase is attributable to the Company purchasing capital assets for our new media and entertainment product.

Interest expense. Interest expense decreased $30,090 or 16% to $153,477 for the year ended December 31, 2008 as compared to $183,567 for the year ended December 31, 2007. The decrease is attributable to the decrease in the principal balance of outstanding debt due to the settlement and or payoff of notes payable and convertible debentures, offset by the addition of the 2007 convertible debentures which had a lower interest rate.

Financing expenses. In 2008 financing expenses decreased 96% to $15,000, compared to the $402,207 in 2007. 2008 Financing fees consisted of legal fees relating to the establishment and issuance of the Series C Preferred Stock. 2007 finance charges consisted of legal and brokerage fees related to the sale of the convertible debentures.

Derivative instruments expense, net. Derivative instruments income of $143,404 represents the net unrealized (non-cash) change during the year ended December 31, 2008, in the fair value of our derivative instrument liabilities related to certain embedded derivatives in our convertible debt that have been bifurcated and accounted for separately.

Foreign exchange gain (loss). A portion of the Company’s business is denominated in Canadian currency and the Company regularly converts Canadian denominated transactions into US dollars. Foreign transactions resulted in a loss of $18,837 for the year ended December 31, 2008 compared to a loss of $11,540 for the year ended December 31, 2007. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar. It is not expected that the foreign exchange gains (losses) will have a significant impact on the Company in the future.

Income from discharge of indebtedness. During 2007, the Company negotiated the discharge of indebtedness in the amount of $1,472,122. This amount was comprised of $550,000 of convertible debentures, $37,500 of notes payable, $457,192 of accrued interest and penalties, $418,418 of capital lease obligations and $9,012 of accounts payable and accrued expenses. For the year ended December 31, 2008, the Company recorded $3,275 of income from the discharge of accounts payable.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

Since our inception, we financed our operations primarily through private placements of equity securities, convertible debentures and stockholder loans, which provided aggregate net proceeds of approximately $12,540,000 through December 31, 2008.

As of December 31, 2008 we had $1,941,215 in cash and cash equivalents, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.

As of December 31, 2008, we had working capital of $1,585,489, comprised of current assets of $2,527,204 and current liabilities of $941,715. Our working capital at December 31, 2007 was $625,730. Our working capital position improved during the year primarily because of the funding received through the sales of Series C Preferred Stock.

Net cash used by operating activities was $1,082,777 for the year ended December 31, 2008 as compared to $515,459 for the year ended December 31, 2007. The change was primarily due to purchasing equipment for the new media and entertainment product.

Net cash used by investing activities was $378,673 for the year ended December 31, 2008 as compared to $48,813 during the year ended December 31, 2007. During 2008, we invested $104,513 in expenditures for capital assets and $274,160 in notes receivable, as compared to $48,813 in expenditures for capital assets during 2007.

Net cash provided by financing activities was $2,487,500 for the year ended December 31, 2008 as compared to $1,334,897 for the year ended December 31, 2007. During 2008, we received cash proceeds of $2,500,000 from the issuance of Series C Preferred Stock. We used a portion of these proceeds to settle the debt outstanding on other notes payable ($12,500). During 2007, we received cash proceeds from the sale of convertible debentures in the aggregate amount of $2,300,000, and used cash of $965,103 for principal payments.

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

As of December 31, 2008, our primary financial commitments consisted of $2,912,525 recorded as current and long-term liabilities plus future obligations under operating leases. Total future payments under operating leases were $103,274 at December 31, 2008, including $51,153 due during 2009.

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

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). As of March 5, 2009 the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, the Series C Stock will automatically convert into Common Stock.

The Series C Stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Registrant’s election, shares of the Registrant’s capital stock through March 5, 2009. There are no redemption rights associated with the Series C Stock. Each holder of Series C stock is entitled to voting rights on an “as converted” to Common Stock basis together with the holders of Common Stock.

Pursuant to the Purchase Agreement, the Investors also received (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock. The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance. As of March 5, 2009 the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants. The initial exercise prices are subject to adjustment as set forth in the Warrants, forms of which are attached hereto as Exhibits 3.2 and 3.3 and are incorporated herein by reference.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this annual report (including our statements regarding future revenue) that are not based on historical fact are “forward- looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements involve risks and uncertainties, including, but not limited to: (i) our history of unprofitable operations, both with respect to our core business and the business previously performed by Arc Communications, (ii) the significant operating losses that we have incurred to date, (iii) our lack of liquidity and need for additional capital which we may not be able to obtain on favorable terms or at all, (iv) the “going concern” qualification that accompanies our financial statements, which, among other things, may make it more difficult for us to raise the additional capital that we require in order to remain in business, (v) the fact that we have been required to operate with a working capital deficit, which limits our operating flexibility and opportunities (vi) the substantially greater resources available to many of our competitors, (vii) our expectation that we will continue to operate at a loss for the foreseeable future, (viii) our lack of capital, which substantially restricts our flexibility and opportunity to increase our revenues, (ix) the importance to us that our offerings remain technologically advanced if we are to attract new customers and maintain existing customers, (x) our dependence on certain key employees and key suppliers, (xi) risks associated with potential intellectual property claims and (xii) the impact on our business and industry of general economic conditions and regulatory developments. Such risks and others are more fully described in the “Risk Factors” set forth in Exhibit 99.1 to this Annual Report. Our actual results could differ materially from the results expressed in, or implied by, such forward- looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $18,837 for the year ended December 31, 2008 compared to a loss of $11,540 for the year ended December 31, 2007. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheets of Roomlinx, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roomlinx, Inc. as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 24, 2009

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS
December31,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,941,215	$915,165
Accounts receivable, net	258,538	358,794
Lease Receivable (current portion)	48,578	—
Prepaid and other current assets	29,979	37,721
Work in progress	173,964	382
Inventory	74,930	—
Total current assets	2,527,204	1,312,062

Property and equipment, net	123,886	49,822
Lease receivable, non-current	225,582	—
Total assets	$2,876,672	$1,361,884

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$434,171	$399,782
Officer and stockholder note payable	—	12,500
Accrued interest	35,443	35,926
Deferred revenue	472,101	238,124
Total current liabilities	941,715	686,332
Convertible debentures	1,970,810	2,101,352
Stockholders’ (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	—	—
Series C - 1,400 shares authorized; 1,000 issued and outstanding	200	—
Common stock - $0.001 par value, 245,000,000 shares authorized:
158,483,488 and 149,068,107 shares issued and outstanding, respectively	158,483	149,068
Additional paid-in capital	23,109,501	19,860,924
Accumulated (deficit)	(23,448,037)	(21,579,792)
Total stockholders’ (deficit)	(35,853)	(1,425,800)
Total liabilities and stockholders’ (deficit)	$2,876,672	$1,361,884

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years ended December 31, 2008 and 2007

	2008	2007

Revenues
System sales and installation	$712,609	$934,125
Service, maintenance and usage	1,150,368	1,307,125
Media and entertainment	333,735	—
	2,196,712	2,241,250

Costs and expenses
System sales and installation	460,911	531,719
Service, maintenance and usage	962,510	1,072,325
Media and entertainment	312,552	—
Sales and marketing	343,726	231,189
Product development	587,377	271,880
General and administrative	1,306,410	866,408
Depreciation	30,449	11,771
	4,003,935	2,985,292
Operating (loss)	(1,807,223)	(744,042)

Other income (expense)
Interest expense	(153,477)	(183,567)
Financing expense	(15,000)	(402,207)
Derivative income	143,404	252,681
Foreign currency gain (loss)	(18,837)	(11,540)
Other income	42,113	20,108
Income from discharge of indebtedness	3,275	1,472,122
	1,478	1,147,597

Income (loss) before income taxes	(1,805,745)	403,555

Provision for income taxes	—	—

Net income (loss)	(1,805,745)	$403,555

Series C Preferred dividend	62,500	—

Net Income (loss) available to common shareholders	$(1,868,245)	$403,555

Net Income (loss) per common share:
Basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	154,253,528	143,337,901
Diluted	154,253,528	260,189,054

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Year Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income(loss)	$(1,805,745)	$403,555

Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	30,449	11,771
Amortization of debt discount	—	150,000
Income from discharge of indebtedness	(3,275)	(1,472,122)
Derivative (income) expense	(143,404)	(256,714)
Derivative carrying value increse	12,862	4,033
Common stock and options issued as compensation	48,639	240,947
Warrants issued as compensation	538,455	220,799
Non-cash interest expense	141,098	135,151
Changes in operating assets and liabilities:
Accounts receivable	100,256	128,289
Inventory	(74,930)	—
Work in process	(173,582)	29,073
Prepaid and other current assets	7,742	(13,332)
Accounts payable and accrued expenses	5,164	(151,806)
Deferred revenue	233,977	(73,688)
Accrued interest	(483)	101,526
Obligations under capital lease	—	27,059

Total adjustments	722,968	(919,014)

Net cash (used in) operating activities	$(1,082,777)	$(515,459)

Cash flows from investing activities:
Lease receivable	(274,160)	—
Purchase of property and equipment	(104,513)	(48,813)

Net cash (used in) investing activities	$(378,673)	$(48,813)

Cash flows from financing activities:
Cash proceeds from convertible debentures	—	2,300,000
Cash proceeds from sale of Series C Preferred Stock	2,500,000
Principal payments on convertible debenture	—	(550,000)
Principal payments on notes payable	—	(277,500)
Principal payments on officer and stockholder notes payable	(12,500)	(137,603)

Net cash provided by financing activities	2,487,500	1,334,897

Net increase (decrease) in cash and equivalents	1,026,050	770,625

Cash and equivalents at beginning of period	915,165	144,540

Cash and equivalents at end of period	$1,941,215	$915,165

Supplemental Cash Flow Information
Cash paid for interest	$—	$16,603
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued expenses converted to stock	$30,000	$—
Notes payable converted to convertible debentures	$—	$50,000
Accounts payable and accrued expenses forgiven	$3,275	$9,012
Convertible debt forgiven	$—	$550,000
Notes payable forgiven	$—	$37,500
Interest and penalties forgiven	$—	$457,192
Shareholder paybles forgiven	$—	$3,000
Shareholder notes forgiven	$—	$137,397
Shareholder interest and penalties forgiven	$—	$104,553
Capital lease forgiven	$—	$418,418
Series C Preferred Stock Dividend	$62,500	$—
Cashless option Exercise	$2,571	$—

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the years ended December 31, 2008 and 2007

	Preferred Stock A		Preferred Stock C		Common Stock		Additional Paid - in Capital		Total Stockholders’ (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Accumulated (Deficit)
Balance, December 31, 2006	720,000	$144,000	—	$—	139,868,381	$139,868	$19,032,310	$(21,983,347)	$(2,667,169)

Shares issued for services at $0.03 per share	—	—	—	—	7,500,000	7,500	217,500	—	225,000
Shares issued for interest at $0.02 per share	—	—	—	—	1,699,726	1,700	32,295	—	33,995
Options granted at $0.025 per share	—	—	—	—	—	—	15,947	—	15,947
Warrants granted at $0.02 per share	—	—	—	—	—	—	66,415	—	66,415
Warrants granted at $0.03 per share	—	—	—	—	—	—	154,384	—	154,384
Amortization of deferred compensation	—	—	—	—	—	—	97,123	—	97,123
Discharge of related party debt	—	—	—	—	—	—	244,950	—	244,950
Net income	—	—	—	—	—	—	—	403,555	403,555
Balance, December 31, 2007	720,000	$144,000	—	$—	149,068,107	$149,068	$19,860,924	$(21,579,792)	$(1,425,800)

Issuance of Series C Preferred Stock	—	—	1,000	200	—	—	2,499,800	—	2,500,000
Shares issued for interest at $0.02 per share	—	—	—	—	5,643,947	5,644	135,454	—	141,098
Shares issued for settlement of accrued expenses	—	—	—	—	1,200,000	1,200	28,800	—	30,000
Options exercised at $.001 per share	—	—	—	—	2,571,429	2,571	(2,571)	—	—
Warrants granted at $0.04 per share	—	—	—	—	—	—	280,317	—	280,317
Warrants granted at $0.06 per share	—	—	—	—	—	—	258,138	—	258,138
Amortization of deferred compensation	—	—	—	—	—	—	48,639	—	48,639
Series C Dividend Accrual	—	—	—	—	—	—	—	(62,500)	(62,500)
Net loss	—	—	—	—	—	—	—	(1,805,745)	(1,805,745)
Balance, December 31, 2008	720,000	$144,000	1,000	$200	158,483,483	$158,483	$23,109,501	$(23,448,037)	$(35,853)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc,
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.     Overview and Summary of Significant Accounting Policies

Description of Business:

Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada. The Company sells, installs and services in-room media and entertainment solutions for hotels, resorts, and time share properties. The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services. The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations.. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests The Company utilizes third party contractors to install such hardware and software.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SuiteSpeed, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification: Certain amounts in the 2007 financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents: The Company considers cash in banks, deposits in transit, and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventory: Inventory, principally large order quantity items needed for media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market. Inventory is recorded net of any reserve for excess and obsolescence.

Work in Progress: Work in progress represents the cost of equipment and third party installation related to installations which were not completed prior to year-end.

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

Stock Option Plans: The Company follows SFAS No. 123(R), “Share-Based Payments,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R). We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

Income Taxes: The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.

The Company derives its revenue from the sale and installation of Wi-Fi wireless networking solutions, media and entertainment products, and the service, maintenance, and usage of those products. Sales and installation revenue is recognized upon delivery, installation and customer acceptance. Revenue from installations in progress is deferred until the installation is complete. Service and maintenance contract revenue is recognized ratably over the contractual period. Usage fees are recognized under specific customer contracts as services are rendered.

Deferred Revenue: Deferred revenue is primarily comprised of advanced billings and customer deposits for installations, service and usage.

Fair Value of Financial Instruments: SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, accounts payable, notes payable and accrued expenses, and convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand, or they bear appropriate interest rates.

Concentration of Credit Risk: The Company’s operating cash balances are maintained in financial institutions and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history. Our review of the outstanding balances as of December 31, 2008 indicated that a valuation allowance was required. The gross accounts receivable balance was reduced by $43,782 for doubtful collections. The gross accounts receivable balance was reduced by $59,840 for doubtful collections in 2007.

At December 31, 2008, one customer accounted for 12% of the accounts receivable balance. At December 31, 2007 four customers accounted for 38% of the accounts receivable balance.

Leases Receivable: At December 31, 2008, Roomlinx had three Lease receivables with certain hotel companies.

Installation revenue is recognized in full at the completion of the installation and is offset by the costs related to that installation. At the same time, a lease receivable is created for the customer at a predetermined rate of interest and term. The customer makes monthly payments on the note. The principal portion of the payment is applied to the lease and the interest portion of the payment is applied to the interest accrual.

The equipment remains the property of Roomlinx during the term of the lease. At the end of the lease, title immediately transfers to the customer or the customer is eligible to purchase the equipment at a bargain rate (usually one dollar).

The company has various lease receivables maturing through 2014. Future minimum lease payments for each of the years through lease maturity are as follows:

Year	Principle Payments	Interest Payments
2009	$45,452	$23,538
2010	$50,368	$19,333
2011	$55,302	$14,399
2012	$60,719	$8,982
2013	$61,574	$3,034
2014	$743	$6
	$274,160	$69,291

Foreign Operations: The Company operates in the United States of America and in Canada; Canadian operations are immaterial and are not a segment. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company’s financial condition or results of operations.

Foreign Currency Translation: The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and (losses) are included in the consolidated statement of operations as a component of other income (expense).

Advertising Costs: Advertising costs are expensed as incurred. During 2008 and 2007, advertising costs were $50,602 and $3,125, respectively.

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are non-financial assets and non-financial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices.

In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” This statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement.

2.     Property and Equipment

          At December 31, 2008, property and equipment consisted of the following:

Computer equipment and software	$444,783
Leasehold improvements, office furniture and equipment	39,017
Subtotal	483,800
Accumulated depreciation	(359,914)
Total	$123,886

At December 31, 2007, property and equipment consisted of the following:

Computer equipment and software	$340,470
Leasehold improvements, office furniture and equipment	38,817
Subtotal	379,287
Accumulated depreciation	(329,465)
Total	$49,822

Depreciation expense for the years ended December 31, 2008 and 2007 was $30,449 and $11,771, respectively.

3.     Officer and Stockholder Notes Payable

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes maturing six months from the date of issuance. During 2005, the Company repaid $40,000 of the notes. The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms. During 2007, interest and penalties of $104,553 and principal of $137,397 were forgiven, and the notes were settled for $142,603, of which $12,500 was paid on September 4, 2008.

On August 11, 2006, the Company borrowed $7,500 from Peter Bordes. Principal and interest at 10% were due upon receipt of funding. The note was repaid in June, 2007.

4.     Notes Payable

As part of the SuiteSpeed merger, Roomlinx assumed a $300,000 promissory note payable to the First National Bank of Colorado; the note bore interest at the rate of the prime plus 1% and was payable in monthly principal installments of $10,000 with the entire remaining balance due on or before September 1, 2006. The due date of the note was subsequently extended. The balance of the note, $140,000, was paid in full on June 12, 2007.

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

5.     Convertible Debentures

On June 11, 2007 and June 13, 2007, the Company sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors pursuant to a Securities Purchase Agreement (the “June Purchase Agreement”). $2,300,000 of the debentures were purchased with cash and $50,000 was converted from a note payable.

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

The Convertible Debentures bear interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock at two and one-half cents ($.025) per share of common stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater. All interest to date has been settled in shares of common stock.

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner. The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met. At December 31, 2008, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at December 31, 2008, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument. The risk-free rate of return used was 1.11%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At December 31, 2008, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - December 31, 2008

June 2007	May 2012	$2,350,000
		Convertible Debentures	$0.02	$2,338,899	$1,953,915

June 2007		Convertible Debentures
		Carrying Amount		—	16,895

June 2007	December 2007	Option to acquire
		$1,175,000
		Convertible Debentures	$0.03	431,264	—

Total derivative financial instruments				$2,770,163	$1,970,810

7.     Commitments and Contingencies

Operating Leases: The Company leases its office facilities under various operating lease agreements having expiration dates through 2011. Future minimum lease payments for each of the years through lease expiration are as follows:

Year
2009	$51,153
2010	35,755
2011	16,366

$103,274

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

8.     Income Taxes

At December 31, 2008, the Company has tax loss carry forwards approximating $6,300,000 that expire at various dates through 2028. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008, are presented below:

Deferred tax assets:
Net operating loss carry forward	$2,345,104
Less: valuation allowance	(2,345,104)
Net deferred tax asset	$—

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $540,000 during 2008.

A reconciliation of the tax provision for 2008 and 2007 at statutory rates is comprised of the following components:

	2008	2007
Tax at statutory rates	$(635,814)	$288,578
Valuation allowance	635,814	(288,578)
Tax provision	$—	$—

9.     Stockholders’ (Deficit)

Preferred Stock: The Company has authorized 5,000,000 preferred shares with a $0.20 par value. There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock. The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company. The Series B Preferred Stock is not entitled to any dividends. The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009. As of December 31, 2008, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and 1,000 shares of Series C Preferred Stock issued and outstanding. Class A dividends accrued and unpaid as of December 31, 2008, were $133,320; these dividends have not been declared by the board so they are not included in accrued expenses. Series C dividends accrued and unpaid as of December 31, 2008, were $62,500 and are included in accrued expenses.

On July 28, 2008, the Company’s board of directors approved the designation of 1,400 shares of Series C Preferred Stock. The Series C preferred stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009. There are no redemption rights associated with the Series C Stock. Each holder of Series C stock is entitled to voting rights on an “as converted” to common stock basis together with the holders of common stock.

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

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). As of March 5, 2009 the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, therefore the Series C Stock will automatically convert into Common Stock.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.

Common Stock: As of December 31, 2008 the Company has authorized 245,000,000 shares of $0.001 par value common stock. As of December 31, 2008, there were 158,483,488 shares of common stock issued and outstanding. As of March 5, 2009 the company amended and restated the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.

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

On October 1, 2007 the Board approved issuance of 1,699,726 shares of our common stock, valued at $0.025 per share for accrued interest of $33,995 for the period June 11 through September 30, 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

Warrants: On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock. At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), As of March 5, 2009 the Warrant will automatically be exercisable for Common Stock and not Series B Preferred Stock. The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant. The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed.

On July 31, 2008, Pursuant to the Purchase Agreement above, the Company issued (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock. The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance. At such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, As of March 5, 2009 each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants.

On June 11, 2007, the Company issued warrants to purchase 2,962,500 shares of common stock for services rendered in connection with convertible debentures. These warrants have an exercise price of $0.02 per share, are immediately exercisable, and expire five years from the date of issue.

On June 11, 2007, the Company issued warrants to purchase 7,000,000 shares of common stock for services rendered in connection with convertible debentures. These warrants have an exercise price of $0.03 per share, are immediately exercisable, and expire five years from the date of issue.

On December 31, 2008, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.020	15,000,000	4.25	$300,000		$—
$0.020	2,962,500	3.50	59,250		—
$0.030	7,000,000	3.50	210,000		—
$0.030	3,900,000	3.00	117,000		—
$0.040	20,000,000	2.50	800,000		—
$0.060	20,000,000	2.50	1,200,000		—
$0.075	10,963,333	1.25	822,250		—
	79,825,833		$3,508,500	$0.044	$—

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	22,880,000	$0.093
Issued	9,962,500	0.027
Exercised	—	—
Expired / Cancelled	(8,016,667)	0.148
Outstanding at December 31, 2007	24,825,833	$0.049
Issued	55,000,000	0.042
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at December 31, 2008	79,825,833	$0.044	2.87	$—
Exercisable at December 31, 2008	64,825,833	$0.050	2.75	$—

The Company recorded compensation expense of $538,455 in connection with the warrants granted during the year ended December 31, 2008.

The fair value of the warrants granted during the quarter ended September 30, 2008, was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 140%, risk-free interest rate of 2.8% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended September 30, 2008, approximated $0.013 per warrant.

The fair value of the warrants granted during the quarter ended June 30, 2008, was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 5 years, expected volatility of 144%, risk-free interest rate of 4% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended June 30, 2008, approximated $0.018 per warrant.

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

Options: The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 25,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2008, options to purchase 20,150,000 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years. On of March 5, 2009 the Company approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000.

On May 15, 2008, the Board of Directors approved the grant to employees and consultants, under the Registrant’s Long-Term Incentive Plan, of an aggregate of 100,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.017 per share, vest one-third (1/3) on each of the first three anniversaries of the employment date, and expire 7 years from the date of grant.

On July 15, 2008 Aaron Dobrinsky exercised 4,000,000 options at $0.01 per share on a cashless basis resulting in the net issuance of 2,571,429 shares of common stock.

On July 21, 2008, the Board of Directors approved the grant of an aggregate of 400,000 Incentive Stock Options and an aggregate of 600,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.02 per share, vest one-third (1/3) on each of the first three anniversaries of the employment date, and expire 7 years from the date of grant.

On August 19, 2008, the Board of Directors approved the grant of an aggregate of 300,000 Incentive Stock Options. Such options were issued at an exercise price of $0.012 per share, vest one-third (1/3) on each of the first three anniversaries of the grant date, and expire 7 years form the date of grant.

On August 19, 2008, the Company granted an aggregate of 500,000 Non-Qualified Stock Options (“NQOs”). The NQOs were granted to Christopher Blisard with respect to his service as a member of the Board of Directors during 2008 and 2009 and vest on December 31, 2009. The options were issued at an exercise price of $0.012 per share, representing the closing price of the Company’s common stock on such date, and they expire 7 years from the date of grant.

On October 31, 2008, the Registrant’s Board of Directors approved the grant of an aggregate of 200,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.017 per share, vest one-third (1/3) on each of the first three anniversaries of the employment date and expire 7 years from the date of grant.

In May 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 2,000,000 Non-Qualified Stock Options (“NQOs”). 500,000 of the NQOs were granted to each of Woody McGee, Peter Bordes and Herbert Hunt with respect to their service as members of the Board of Directors during 2007 the options vested on December 31, 2007 and expire 7 years from the date of grant. Woody McGee did not complete the year of service and his 500,000 options expired upon his resignation date of October 12, 2007. 500,000 of the NQOs were granted to John McClure with respect to his service as a consultant for 2007 and vested on December 31, 2007. John McClure did not complete his year of service and his 500,000 options expired upon his termination date of August 31, 2007. All of these options were issued at an exercise price of $0.025 per share, representing the closing price of the Company’s common stock on such date.

In November 2007, the Company granted under our Long-Term Incentive Plan, an aggregate of 1,450,000 Incentive Stock Options (“ISOs”) to employees and an aggregate of 800,000 Non-Qualified Stock Options (“NQOs”) to consultants. The options were issued at an exercise price of $0.015 per share, representing the closing price of the company’s stock on such date, vest over three years with one-third vesting on the first anniversary of employment with the Company and an additional one-third vesting on each of the following two anniversaries thereof, and they expire 7 years from the date of grant.

On December 31, 2008, the Company had the following outstanding Options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.026	1,000,000	3.61	$26,000		$—
$0.100	500,000	1.07	50,000		—
$0.020	13,500,000	4.89	270,000		—
$0.025	1,000,000	5.34	25,000		—
$0.015	1,950,000	5.86	29,250		3,900
$0.017	100,000	6.37	1,700		—
$0.020	1,000,000	6.56	20,000		—
$0.012	800,000	6.64	9,600		4,000
$0.017	300,000	6.84	5,100		—
	20,150,000		$436,650	$0.022	$7,900

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	24,400,000	$0.025
Granted	4,250,000	0.020
Exercised	—	—
Expired / Cancelled	(4,900,000)	0.024
Outstanding at December 31, 2007	23,750,000	$0.022
Granted	2,300,000	0.017
Exercised	(4,000,000)	0.010
Expired / Cancelled	(1,900,000)	0.040
Outstanding at December 31, 2008	20,150,000	$0.022	4.74	$7,900
Vested at December 31, 2008	16,644,166	$0.023	5.04	$—
Exercisable at December 31, 2008	16,644,166	$0.023	5.04	$—

The Company recorded deferred compensation expense of $4,769 in connection with options granted during the quarter ended December 31, 2008. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 139%, risk-free interest rate of 0.5% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended December 31, 2008, averaged $0.016 per option.

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

10.     Subsequent Events

On January 2, 2009, the Board approved and issued 1,417,707 shares of our common stock, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On February 23, 2009, the Company’s Board of Directors approved the grant of an aggregate of 350,000 Incentive Stock Options and an aggregate of 200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 1,200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest in 12 equal installments over 12 months.

On March 5, 2009, the stockholders approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000 and an amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the past fiscal year, and we have not had any disagreements with our accountants for the period June 13, 2006 through December 31, 2008.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2008. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position

Michael S. Wasik	39	Chief Executive Officer, Chief Financial Officer, and Chairman
Judson Just	38	Director
Christopher Blisard	41	Director

Michael S. Wasik has served as the Company’s chief executive officer, chief financial officer, and member of the Board of Directors since November 2, 2005. Mr. Wasik founded SuiteSpeed, Inc., a wired and wireless high speed internet service provider, in 2002 and served as its Chairman and Chief Executive Officer from its inception in 2002 until August 2005, when SuiteSpeed was merged into Roomlinx. Prior to forming SuiteSpeed Inc, from November 1997 to January 2002, Mr. Wasik founded TRG Inc, and served as President and Chairman of TRG Inc. a technical consulting company.

Judson P. Just, CFA has spent the last nine years with PEAK6 Investments, LP as a Portfolio Manager, Analyst, Trader and Manager of the founding family’s Family Office. Established in 1997, PEAK6 Investments, LP is a leading financial institution in Chicago with an established track record of success in proprietary trading. Recently recognized as one of ‘Chicago’s Best and Brightest Employers to Work For,’ the company is also rapidly expanding its commercial focus to include innovative initiatives in the online media, retail options brokerage and asset management. Judson is also a Board member for Solution BioSciences, an animal health technology company; and Vassol Inc., the developer of NOVA® the first commercially available technology to measure actual blood flow rates in individual vessels using MRA/MRI scanners. Prior to PEAK6, Judson spent six years as a Trader for Heartland Funds, a specialist in small cap equities.

Christopher T. Blisard, one of the founders of Sage Canyon Advisors, currently serves as one of its Managing Directors. A life-long entrepreneur, Mr. Blisard has 21 years of operational, business development and leadership experience to this position.

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

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Judson Just and Christopher Blisard. The Board of Directors has delegated to the Audit Committee the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors’ fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

AUDIT COMMITTEE FINANCIAL EXPERT

Judson Just is the Company’s Audit Committee Financial Expert.. Mr. Just, as a CFA, is a portfolio manager and a financial expert.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions. The Company shall provide to any person, without charge, upon request, a copy of such request. Any such request may be made by sending a written request for such code of ethics to:
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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION
Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2008 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael S.* (1)Wasik	2008	150,000							150,000

CEO and CFO	2007	148,000							148,000

Executive Employment Agreements

On August 10, 2005 (“the Effective Date”), we entered into an employment agreement with Mr. Michael Wasik for Mr. Wasik to serve initially as Executive Vice President and now as our chief executive officer. The following is a summary of the material terms of the agreement.

Term. The initial term of the agreement was two years from the date of the agreement. Accordingly, the agreement has expired.

Compensation. Mr. Wasik’s initial annual base salary under the agreement was $150,000. Mr. Wasik also was eligible to receive such bonuses as may be determined by the Board of Compensation Committee.

Stock Options. Under the agreement, Roomlinx granted to Mr. Wasik a stock option (the “Wasik Option”) under the Roomlinx, Inc. Long-Term Incentive Plan (the “Plan”) for the purchase of an aggregate of 1,000,000 shares of common stock of Roomlinx common stock at an option price equal to $0.026 per share. Such options vested immediately upon grant on August 10, 2005.

Outstanding Equity Awards At Fiscal Year-End Table (Fiscal Year-End December 31, 2008)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S. Wasik		1,000,000	1,000,000	0.026		8/10/2012
Michael S. Wasik		10,000,000	10,000,000	0.020		11/20/2013

Director Compensation Table – Fiscal Year-End December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Wasik							0
Herbert Hunt	10,000	10,000					20,000
Peter Bordes		20,000					20,000
Judson Just							0
Christopher Blisard			6,000				6,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2008, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of December 31, 2008 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND PREFERRED CLASS A STOCK

Name and Address	Percent*	Number of Shares Beneficially Owned
		Common	Preferred A

Michael S. Wasik**	13.94%	36,233,566	0

Judson Just ***	.05%	120,000	0

Christopher Blisard ****	1.07%	2,792,084	0

Matthew Hulsizer & Jennifer Just Jointly*****	38.48%	100,000,000	0

All directors and current executive officers as a group (5 persons)	15.06%	39,145,650

*	Based on 259,901,195 shares of Common Stock, and 720,000 shares of Class A Preferred Stock outstanding as of March 5, 2009.

**	Includes 120,000 shares owned by Mr. Just.

***	Includes 2,292,084 shares owned by Mr. Blisard and options to purchase 500,000 shares at $0.012 per share, which vest on December 31, 2009 and expire on December 31, 2015

****	Includes 100,000,000 shares owned by Matthew Hulsizer and Jennifer Just jointly; these shares were converted from the Series C Preferred Shares on March 5, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From November 2004 through January 2005, the Company received proceeds of $320,000 in exchange for 10% promissory notes from shareholders and related parties, maturing six months from the date of issuance. During 2005, the Company repaid $40,000 of the notes. The Company was not able to retire the remaining balance of the promissory notes as scheduled and was in default of the repayment terms. During 2007, interest and penalties of $104,553 and principal of $137,397 were forgiven, and the notes were settled for $142,603, of which $12,500 was paid September 4, 2008.

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

On January 2, 2009, the Board approved issuance of and the Company issued 1,417,707 shares of our common stock, valued at $0.025 per share for accrued interest of $35,443 for the period October 1 through December 31, 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 350,000 Incentive Stock Options and an aggregate of 200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 1,200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest in 12 equal installments over 12 months.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2008, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2008, were $38,000.

The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2007, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2007, were $35,000.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Stark Winter Schenkein & Co LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2008 or 2007 other than the fees for services described under “Audit Fees.”

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before Stark Winter Schenkein & Co LLC was engaged by the Company for the 2008 audit, Stark Winter Schenkein & Co LLC’s engagement and engagement letter were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed with this report or incorporated by reference:

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the registrant’s 8k filed on March 10, 2009.

3.2 Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1 Form of convertible debenture issued pursuant to the Securities Purchase Agreement described in Exhibit 10.10 is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007.

4.2 Form of Unregistered Sales of Equity Securities Agreement with Creative Hospitality Associates, as part of a sales agent agreement, is incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008.

10.1 Roomlinx, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by the registrant. with the SEC on January 30, 2009

10.3 Employment agreement between the registrant and Michael Wasik is incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed with the SEC on August 16, 2005.

10.4 Separation Agreement dated April 26, 2006 between the Company and Mr. Aaron Dobrinsky is incorporated by reference to Section 10.1 of the registrant’s Form 10-QSB for the quarter ended September 30, 2005.

10.5 Securities Purchase Agreement dated as of June 11, 2007, by and among the registrant and the Investors named therein is incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007.

10.6 Agreement and Plan of Merger, dated as of August 10, 2005 by and among the registrant, SS-R Acquisition Corp. and SuiteSpeed, Inc., incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on August 16, 2005.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	3/30/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chairman of the Board of Directors

Date:	3/30/09

By:	/s/ Judson Just
Judson Just
Director

Date:	3/30/09

By:	/s/ Christopher Blisard
Christopher Blisard
Director

Date:	3/30/09