Form 10-Q
period 2009-03-31
ROOMLINX INC
filed 2009-05-14
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
(Issuer’s telephone number)

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of May 11, 2009 was 267,394,031.

ROOMLINX, INC.

Index

PART I. FINANCIAL INFORMATION

Index

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,546,321	$1,941,215
Accounts receivable, net	240,533	258,538
Lease receivable, current portion	56,896	48,578
Prepaid and other current assets	45,508	29,979
Work in progress	20,738	173,964
Inventory	101,076	74,930
Total current assets	2,011,072	2,527,204

Property and equipment, net	111,539	123,886
Lease receivable, non-current	267,783	225,582
Total assets	$2,390,394	$2,876,672

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$395,176	$434,171
Accrued interest	34,767	35,443
Deferred revenue	201,246	472,101
Total current liabilities	631,189	941,715

Convertible debentures	1,157,503	1,970,810

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	—	—
Series C - 1,400 shares authorized; none and 1,000 shares issued and outstanding, respectively	—	200
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
266,003,346 and 158,483,488 shares issued and outstanding, respectively	266,003	158,483
Additional paid-in capital	23,143,649	23,109,501
Accumulated (deficit)	(22,951,950)	(23,448,037)
Total stockholders' equity (deficit)	601,702	(35,853)
Total liabilities and stockholders' equity (deficit)	$2,390,394	$2,876,672

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenues:
Sales	$681,680	$377,665
Cost of goods sold	549,334	302,404
Gross profit	132,346	75,261

Operating expenses:
Operations	88,678	—
Product development	87,909	114,416
General and administrative	212,642	243,468
Depreciation	12,931	5,879
	402,160	363,763
Operating (loss)	(269,814)	(288,502)

Non-operating income (expense):
Interest expense	(41,931)	(36,382)
Derivative income	820,471	238,536
Foreign currency gain (loss)	(2,951)	(1,366)
Other income	19,344	8,649
	794,933	209,437

Income (loss) before income taxes	525,119	(79,065)

Provision for income taxes	—	—

Net income (loss)	$525,119	$(79,065)

Series C Preferred dividend	29,032	—

Net income (loss) available to common shareholders	$496,087	$(79,065)

Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average shares outstanding:
Basic	168,153,580	150,505,155
Diluted	385,458,857	150,505,155

The accompanying notes are an integral part of these consolidated financial statements.

Index

RoomLinX, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(343,791)	$(193,966)

Cash flows from financing activities	—	—

Cash flows from investing activities:
Leases receivable	(61,122)	—
Payments received on leases receivable	10,603	—
Purchase of property and equipment	(584)	(12,346)

Net cash (used in) investing activities	(51,103)	(12,346)

Net (decrease) in cash and equivalents	(394,894)	(206,312)

Cash and equivalents at beginning of period	1,941,215	915,165

Cash and equivalents at end of period	$1,546,321	$708,853

Supplemental Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for dividends	$91,532	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.           Overview and Summary of Significant Accounting Policies

Description of Business: Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada. The Company sells, installs and services in-room media and entertainment solutions for hotels, resorts, and time share properties. The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services. The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests The Company utilizes third party contractors to install such hardware and software.

Basis of Presentation: The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended December 31, 2008.

Reclassification: Certain amounts in the 2008 financial statements have been reclassified to confirm to the current year presentation.

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

Index

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

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner. The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met. At March 31, 2009, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

Index

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at March 31, 2009, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument. The risk-free rate of return used was 1.21%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At March 31, 2009, the following derivative liabilities were outstanding:

			Conversion/		Value -
			Exercise Price	Value –	March 31,
Issue Date	Expiry Date	Instrument	Per Share	Issue Date	2009

June 2007	May 2012	$2,350,000
		Convertible Debentures	$0.02	$2,338,899	$1,133,444

June 2007		Convertible Debentures
		Carrying Amount		—	24,059

June 2007	December 2007	Option to acquire
		$1,175,000
		Convertible Debentures	$0.03	431,264	—

Total derivative financial instruments				$2,770,163	$1,157,503

4.           Stockholders’ Equity (Deficit)

Preferred Stock: The Company has authorized 5,000,000 preferred shares with a $0.20 par value. There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock. The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company. The Series B Preferred Stock is not entitled to any dividends. The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009. As of March 31, 2009, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding. Class A dividends accrued and unpaid as of March 31, 2009, were $136,560; these dividends have not been declared by the board so they are not included in accrued expenses. Series C dividends accrued and unpaid as of March 31, 2009, were $0.

On March 31, 2009 the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

Common Stock: As of March 31, 2009 the Company has authorized 1,500,000,000 shares of $0.001 par value common stock. As of March 31, 2009, there were 266,003,346 shares of common stock issued and outstanding.

Index

On January 2, 2009, the Board approved and issued 1,417,707 shares of our common stock, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On March 5, 2009, the stockholders approved an amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.

On March 31, 2008 the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

On March 31, 2008 the Company’s board of directors approved and issued 6,102,151 shares of common stock for the payment of Series C Preferred Stock Dividends.

Warrants:

On March 31, 2009, the Company had the following outstanding warrants:

		Remaining	Exercise	Weighted
		Contractual	Price times	Average	Aggregate
Exercise	Number of	Life (in	Number of	Exercise	Intrinsic
Price	Shares	years)	Shares	Price	Value
$0.020	15,000,000	4.04	$300,000		$—
$0.020	2,962,500	3.20	59,250		—
$0.030	7,000,000	3.20	210,000		—
$0.030	3,900,000	2.75	117,000		—
$0.040	20,000,000	2.31	800,000		—
$0.060	20,000,000	2.31	1,200,000		—
$0.075	10,963,333	0.92	822,250		—
	79,825,833		$3,508,500	$0.044	$—

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	24,825,833	$0.049
Issued	55,000,000	0.042
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at December 31, 2008	79,825,833	$0.044
Issued	—	—
Exercised	—	—
Expired / Cancelled	—	—
Outstanding at March 31, 2009	79,825,833	$0.044	2.63	$—
Exercisable at March 31, 2009	64,825,833	$0.050	2.50	$—

Options: The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 120,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2009, options to purchase 20,600,000 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Index

On February 23, 2009, the Company’s Board of Directors approved the grant of an aggregate of 350,000 Incentive Stock Options and an aggregate of 200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company. 100,000 of the qualified options terminated prior to the end of the quarter due to termination of employment.

On February 23, 2009, the Registrant’s Board of Directors approved the grant of an aggregate of 1,200,000 Non-Qualified Stock Options. Such options were issued at an exercise price of $0.01 per share and vest in 12 equal installments over 12 months; the options expire 7 years from the date of issuance or upon termination of employment with the company.

On March 5, 2009, the Stockholders approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000.

On March 31, 2009, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.026	1,000,000	3.36	$26,000		—

$0.100	500,000	0.82	50,000		—

$0.020	13,500,000	4.64	270,000		—

$0.025	1,000,000	5.10	25,000		—

$0.015	1,050,000	5.61	15,750		—

$0.017	100,000	6.13	1,700		—

$0.020	800,000	6.31	16,000		—

$0.012	800,000	6.39	9,600		—

$0.017	200,000	6.59	3,400		—

$0.010	1,650,000	6.90	16,500		—
	20,600,000		$433,950	$0.021	$—

Index

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	23,750,000	$0.022
Granted	2,300,000	0.017
Exercised	(4,000,000)	0.010
Expired / Cancelled	(1,900,000)	0.040
Outstanding at December 31, 2008	20,150,000	$0.022
Granted	1,750,000	0.010
Exercised	—	—
Expired / Cancelled	(1,300,000)	0.016
Outstanding at March 31, 2009	20,600,000	$0.021	5.30	$—
Vested at March 31, 2009	14,814,999	$0.023	4.91	$—
Exercisable at March 31, 2009	14,814,999	$0.023	4.91	$—

The Company recorded deferred compensation expense of $16,354 in connection with options granted during the quarter ended March 31, 2009. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 139%, risk-free interest rate of 2.22% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended March 31, 2009, averaged $0.009 per option.

5.           Subsequent Events

On April 1, 2009, the Board of Directors approved and issued 1,390,685 shares of our common stock, as interest for the first quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

GENERAL

Roomlinx, Inc., a Nevada corporation (“We,” “Us” or the “Company”), provides two core products and services:

1. Wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and , timeshare, events locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

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

Index

We have successfully completed the installation of three properties, and have signed contracts to install an additional six. We completed our first pilot programs in the first quarter of 2009, with a select service property in the Denver Technological Center, managed and owned by a large hotel corporation, and with a full service hotel located in Chicago, IL, which is also owned by a large hotel corporation.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Our revenues for the three months ended March 31, 2009 were $681,680, an increase of 80% over our $377,665 in revenues for the three months ended March 31, 2008. Our cost of goods sold for the three months ended March 31, 2009 was $549,334 an increase in 82% over our $302,404 cost of goods sold for the three months ended March 31, 2008. Our gross profit for the three months ending March 31, 2009 was $132,346, a 76% increase over the $75,261 gross profit for the three months ended March 31, 2008. These results are primarily attributable to the installations and service of our new media and entertainment products.

Our operating expenses for the three months ended March 31, 2009 were $402,160 compared to $363,763 for the three months ended March 31, 2008, an increase of 11%. We created a new department in 2009; our operations department had expenses of $88,678 which consisted primarily of personnel related costs. We reduced our costs in our product development department to $87,909 during the three months ended March 31, 2009 from $114,416 in 2008. This decrease was primarily due to a reduction in personnel costs and a reduction in design and implementation costs of our media and entertainment products. We also reduced our selling and general administrative expenses to $225,573 in 2009 from $249,347 in 2008. This decrease was also attributable to a reduction in personnel costs.

For the three months ended March 31, 2009, our non-operating income increased to $794,933 compared to $209,437 during the three months ended March 31, 2008. This increase is primarily due to derivative income as well as an increase in other income, which is primarily comprised of interest income on equipment leases to customers.

Index

For the three months ended March 31, 2009, we reported net income of $525,119, compared to a net loss of $79,065 for the three months ended March 31, 2008. The reduction in costs and the increase in derivative income are the primary factors in the results

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2009 we had $1,546,321 in cash and cash equivalents, which amount is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and into 2010.

Operating Activities

Net cash used by operating activities was $343,791 for the three months ended March 31, 2009 as compared to $193,966 used for the three months ended March 31, 2008. The change was primarily due to the effect of derivative income on net income for the two periods.

Investing Activities

Net cash used by investing activities was $51,103 for the three months ended March 31, 2009, primarily attributable to our investment in capital leases, as compared to $12,346 in investing activity for the three months ended March 31, 2008, used to purchase property and equipment.

Financing Activities

There were no financing activities for the three months ended March 31, 2009 or the three months ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $2,951 for the three months ended March 31, 2009 compared to a loss of $1,366 for the three months ended March 31, 2008. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4. Controls and Procedures

(a)           Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving these objectives and our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

Index

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2009, the Board of Directors approved and issued 1,417,707 shares of our common stock, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On March 5, 2009, the Stockholders approved an Amendment and Restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.

On March 31, 2008 the Company’s Board of Directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

On March 31, 2008 the Company’s Board of Directors approved and issued 6,102,151 shares of common stock for the payment of Series C Preferred Stock Dividends.

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

Index

		VOTES
	VOTES	AGAINST/	VOTES
MATTER	FOR	WITHHELD	ABSTAINING
To elect the following Directors to hold office until the next
Annual Meeting and until their successors are elected and
qualified:
Michael S. Wasik	191,677,270	1,165,610	—
Judson Just	191,675,270	1,167,610	—
Christopher Blisard	191,675,270	1,167,610	—
To approve an amendment to the Company’s Long Term
Incentive Plan to increase the number of shares of Common
Stock available for issuance there under from 25,000,000 to
120,000,000	143,784,123	4,978,771	44,079,986
To approve the amendment and restatement of the Company’s
Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to
1,500,000,000	180,528,171	11,576,498	738,211
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

Item 5. Other Information

None.

Item 6. Exhibits

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
Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	4/12/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	4/12/09