Form 10-Q
period 2009-06-30
ROOMLINX INC
filed 2009-08-12
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of August 10, 2009 was 277,394,031.

ROOMLINX, INC.

INDEX

Index

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,422,558	$1,941,215
Accounts receivable, net	300,534	258,538
Lease receivable, current portion	70,717	48,578
Prepaid and other current assets	35,399	29,979
Work in progress	173,411	173,964
Inventory	85,604	74,930
Total current assets	2,088,223	2,527,204

Property and equipment, net	136,446	123,886
Lease receivable, non-current	350,794	225,582
Total assets	$2,575,463	$2,876,672

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$364,594	$434,171
Accrued interest	34,364	35,443
Deferred revenue	377,198	472,101
Total current liabilities	776,156	941,715

Convertible debentures	3,322,384	1,970,810
Line of credit	340,000	-

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; none and 1,000 shares issued
and outstanding, respectively	-	200
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
272,394,031 and 158,483,488 shares issued and outstanding, respectively	272,394	158,483
Additional paid-in capital	23,488,176	23,109,501
Accumulated (deficit)	(25,767,647)	(23,448,037)
Total stockholders' (deficit)	(1,863,077)	(35,853)
Total liabilities and stockholders' (deficit)	$2,575,463	$2,876,672

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Revenues:
Sales	$427,019	$424,392	$1,108,699	$802,058
Cost of goods sold	328,348	230,557	877,682	532,961
Gross profit	98,671	193,835	231,017	269,097

Operating expenses:
Operations	104,616	-	193,294	-
Product development	84,545	131,528	172,454	245,944
General and administrative	325,625	251,853	538,267	495,321
Depreciation	16,157	7,039	29,087	12,918
	530,943	390,420	933,102	754,183
Operating (loss)	(432,272)	(196,585)	(702,085)	(485,086)

Non-operating income (expense):
Interest expense	(44,531)	(37,523)	(86,463)	(73,906)
Derivative expense	(2,352,090)	(1,397,111)	(1,531,619)	(1,158,575)
Foreign currency (loss)	(2,433)	(2,849)	(5,383)	(4,215)
Other income	15,631	2,230	34,974	10,879
	(2,383,423)	(1,435,253)	(1,588,491)	(1,225,817)

(Loss) before income taxes	(2,815,695)	(1,631,838)	(2,290,576)	(1,710,903)

Provision for income taxes	-	-	-	-

Net (loss)	(2,815,695)	(1,631,838)	(2,290,576)	(1,710,903)

Series C Preferred dividend	-	-	29,032	-

Net (loss) available to common shareholders	$(2,815,695)	$(1,631,838)	$(2,319,608)	$(1,710,903)

Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	270,031,389	151,892,045	219,373,914	151,198,600

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2009 and 2008
(Unaudited)
	2009	2008

Cash flows from operating activities:
Net (loss)	$(2,290,576)	$(1,710,903)

Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	29,087	12,918
Income from discharge of indebtedness	-	(992)
Derivative expense	1,531,619	1,158,575
Derivative carrying value increase	16,658	4,176
Common stock, warrants, and options issued as compensation	224,800	19,486
Non-cash interest expense	70,210	70,598
Accrued series C preferred dividends	(29,032)	-
Provision for uncollectible accounts	(43,782)	-
Changes in operating assets and liabilities:
Accounts receivable	1,786	138,703
Inventory	(10,674)	(61,117)
Work in process	553	-
Prepaid and other current assets	(5,420)	12,205
Accounts payable and accrued expenses	(69,579)	(77,367)
Deferred revenue	(94,904)	101,446
Accrued interest	(1,079)	(869)
Total adjustments	1,620,243	1,377,762

Net cash (used in) operating activities	(670,333)	(333,141)

Cash flows from investing activities:
Leases receivable	(159,291)	-
Payments received on leases receivable	11,940	-
Purchase of property and equipment	(40,973)	(31,106)

Net cash (used in) investing activities	(188,324)	(31,106)

Cash flows from financing activities:
Cash proceeds from line of credit	340,000	-

Net cash provided by financing activities	340,000	-

Net (decrease) in cash and equivalents	(518,657)	(364,247)

Cash and equivalents at beginning of period	1,941,215	915,165

Cash and equivalents at end of period	$1,422,558	$550,918

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of series C preferred stock to common stock	$100,000	$-
Common stock issued for debentures	$197,376	$-
Issuance of common stock for accrued series C preferred stock dividend	$91,532	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

1.     Overview and Summary of Significant Accounting Policies

Description of Business: Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests. The Company utilizes third party contractors to install such hardware and software.

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-K as of and for the year ended December 31, 2008.

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

2.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement") with Cenfin LLC, a Delaware limited liability company (“Cenfin”), pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx will issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $.02 per share. Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $.02 per share. At June 30, 2009 $340,000 was borrowed against this line.

3.     Convertible Debentures

On June 11, 2007 and June 13, 2007, the Company sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors pursuant to a Securities Purchase Agreement (the “June Purchase Agreement”).  $2,300,000 of the debentures were purchased with cash and $50,000 was converted from a note payable.  During May 2009, $100,000 of the debentures were converted into 5 million shares of Common Stock.

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

Pursuant to the terms of the June Purchase Agreement, we are obligated to register the shares of Common Stock issuable on conversion of the Convertible Debentures within one year of the Closing under the June Purchase Agreement or as soon as our Common Stock is listed on the Over-the-Counter Bulletin Board, whichever is sooner.  The June Purchase Agreement does not provide for any specific penalties for not complying with this requirement, which has not yet been met.  At June 30, 2009, the Company has not accrued any penalties that may ultimately be paid, as it does not believe any penalties are probable as of that date.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at June 30, 2009, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The aggregate risk-free rate of return used was 1.48%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At June 30, 2009, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - June 30, 2009

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$3,289,458

June 2007		Convertible Debentures Carrying Amount		-	32,926

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	-

Total derivative financial instruments				$2,770,163	$3,322,384

Index

5.     Stockholders' (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009.  As of June 30, 2009, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of June 30, 2009, were $139,800; these dividends have not been declared by the board so they are not included in accrued expenses.  Series C dividends accrued and unpaid as of June 30, 2009, were $0.

On March 31, 2009 the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

Common Stock:    As of June 30, 2009 the Company has authorized 1,500,000,000 shares of $0.001 par value common stock.  As of June 30, 2009, there were 272,394,031 shares of common stock issued and outstanding.

On January 2, 2009, the Board approved and issued 1,417,707 shares of our common stock with a fair value of $35,443, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

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

On March 31, 2008 the Company’s board of directors approved and issued 6,102,151 shares of common stock with a fair value of $91,532 for the payment of Series C Preferred Stock Dividends.

On April 1, 2009, the Board of Directors approved and issued 1,390,685 shares of our common stock with a fair value of $34,767, as interest for the first quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On May 14, 2009 $100,000 in convertible debentures was converted to 5,000,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007. This conversion has a fair value of $197,376.

Warrants:

On June 14, 2009, 8,500,000 warrants were granted pursuant to the clauses outlined in the securities purchase agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $0.02 per share and vest immediately; the warrants expire 3 years from the date of issuance.

Index

On June 30, 2009, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.020	15,000,000	3.79	$300,000		$195,000
$0.020	2,962,500	2.95	59,250		38,513
$0.030	7,000,000	2.95	210,000		21,000
$0.030	3,900,000	2.50	117,000		-
$0.040	20,000,000	2.06	800,000		-
$0.060	20,000,000	2.06	1,200,000		-
$0.075	10,963,333	0.67	822,250		110,500
$0.020	8,500,000	2.97	170,000
	88,325,833		$3,678,500	$0.042	$376,713

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	79,825,833	$0.044
Issued	8,500,000	0.020
Exercised	-	-
Expired / Cancelled	-	-
Outstanding at June 30, 2009	88,325,833	$0.042	2.42	$ 376,713
Exercisable at June 30, 2009	73,325,833	$0.046	2.31	$ 181,713

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 120,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2009, options to purchase 17,198,333 shares were vested. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

Index

On March 5, 2009, the Stockholders approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000.

On June 5, 2009 the Company’s Board of Directors approved a grant of 10,000,000 Incentive Stock Options to an officer and board member, pursuant to his employment agreement dated June 5, 2009.  Such options were issued at an exercise price of $0.033 per share and vest one-half (1/2) on each of the first two anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company.

On June 30, 2009, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.033	10,000,000	6.94	$330,000		$-
$0.010	1,650,000	6.65	16,500		37,950
$0.017	200,000	6.34	3,400		3,200
$0.012	800,000	6.14	9,600		16,800
$0.020	800,000	6.06	16,000		10,400
$0.017	150,000	5.88	1,700		1,600
$0.015	950,000	5.36	14,250		17,100
$0.025	1,00,000	4.85	25,000		8,000
$0.020	13,500,000	4.39	270,000		175,500
$0.026	1,000,000	3.12	26,000		7,000
$0.100	500,000	0.57	50,000		-
	30,500,000		$762,450	$ 0.025	$277,550

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	20,150,000	$0.022
Granted	11,750,000	0.030
Exercised	-	-
Expired / Cancelled	(1,400,000)	0.016
Outstanding at June 30, 2009	30,500,000	$0.025	5.30	$277,550
Vested at June 30, 2009	17,198,333	$0.023	4.84	$213,337
Exercisable at June 30, 2009	17,198,333	$0.023	4.84	$213,337

The Company recorded deferred compensation expense of $312,270 in connection with options granted during the quarter ended June 30, 2009. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 142%, risk-free interest rate of 3.25% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended June 30, 2009, averaged $0.03 per option.

Index

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

6.      Subsequent Events

On July 7, 2009 $100,000 in convertible debentures were converted to 5,000,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

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

We derive revenues from the installation of the wired and wireless networks we provide to hotels, resorts, and time share properties. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During 2008 we made a fundamental change in our business model pertaining to our on-site support.

Index

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

We have successfully completed the installation of multiple properties, and have signed contracts to install additional properties.

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

Index

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Our revenues for the three months ended June 30, 2009 were $427,019, an increase of 1% over our $424,392 in revenues for the three months ended June 30, 2008.  Our cost of goods sold for the three months ended June 30, 2009 was $328,348 an increase of 42% over our $230,557 cost of goods sold for the three months ended June 30, 2008.  Our gross profit for the three months ended June 30, 2009 was $98,671, a 49% decrease over the $193,835 gross profit for the three months ended June 30, 2008.  These results are primarily attributable to the higher margin HSIA installations completed during 2008 compared to the margins on M&E installations completed during 2009.   We expect higher gross profit numbers, on the residual revenues, as we install more of our interactive TV systems.

Our operating expenses for the three months ended June 30, 2009 were $530,943 compared to $390,420 for the three months ended June 30, 2008, an increase of 36%.  We created a new department in 2009; our operations department had expenses of $104,616 which consisted primarily of personnel related costs.  We reduced our costs in our product development department to $84,545 during the three months ended June 30, 2009 from $131,528 in 2008.  This decrease was primarily due to a reduction in personnel costs and a reduction in design and implementation costs of our media and entertainment products.  Our selling and general administrative expenses increased to $325,625 in 2009 from $251,853 in 2008.  This increase is primarily attributable to the increase in stock compensation expense to $118,774 in 2009 from $3,636 in 2008.

For the three months ended June 30, 2009, our non-operating income increased to $15,631 compared to $2,230 during the three months ended June 30, 2008.  This is primarily comprised of interest income on equipment leases to customers.

For the three months ended June 30, 2009, we reported a net loss of $2,815,695, compared to a net loss of $1,631,838 for the three months ended June 30, 2008.  The increase in derivative expense to $2,352,090 in 2009 from $1,397,111 in 2008 and the increase in stock compensation expense are primary factors in the results.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Our revenues for the six months ended June 30, 2009 were $1,108,699, an increase of 38% over our $802,058 in revenues for the six months ended June 30, 2008.  Our cost of goods sold for the six months ended June 30, 2009 was $877,682 an increase of 65% over our $532,961 cost of goods sold for the six months ended June 30, 2008.  Our gross profit for the six months ending June 30, 2009 was $231,017, a 14% decrease over the $269,097 gross profit for the three months ended June 30, 2008.  These results are primarily attributable to the higher margin HSIA installations completed during 2008 compared to the margins on M&E installations completed during 2009.   We expect higher gross profit numbers, on the residual revenues, as we install more of our interactive TV systems.

Our operating expenses for the six months ended June 30, 2009 were $933,102 compared to $754,183 for the six months ended June 30, 2008, an increase of 24%.  We created a new department in 2009; our operations department had expenses of $193,294 which consisted primarily of personnel related costs.  We reduced our costs in our product development department to $172,454 during the six months ended June 30, 2009 from $245,944 in 2008.  This decrease was primarily due to a reduction in personnel costs and a reduction in design and implementation costs of our media and entertainment products.  Our selling and general administrative expenses increased to $538,267 in 2009 from $495,321 in 2008.  This increase is primarily attributable to the increase in stock compensation expense to $224,800 for 2009 from $19,486 in 2008.

For the six months ended June 30, 2009, our non-operating income increased to $34,974 compared to $10,879 during the six months ended June 30, 2008.  This increase is primarily comprised of interest income on equipment leases to customers.

Index

For the six months ended June 30, 2009, we reported a net loss of $2,319,608, compared to a net loss of $1,710,903 for the six months ended June 30, 2008.  The increase in derivative expense to $1,531,619 in 2009 from $1,158,575 in 2008 and the increase in stock compensation expense are primary factors in the results.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2009 we had $1,422,558 in cash and cash equivalents, which amount, in addition to the financing discussed below, is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and 2010.

Operating Activities

Net cash used by operating activities was $670,333 for the six months ended June 30, 2009 as compared to $333,141 used for the six months ended June 30, 2008. The change was primarily due to the effect of derivative expense and stock compensation expense.

Investing Activities

Net cash used by investing activities was $188,324 for the six months ended June 30, 2009, primarily attributable to our investment in capital leases, as compared to $31,106 in investing activity for the six months ended June 30, 2008, used to purchase property and equipment.

Financing Activities

Net cash gained by financing activities was $340,000 for the six months ended June 30, 2009, primarily attributable to securing a line of credit.  There were no financing activities for the six months ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $5,383 for the six months ended June 30, 2009 compared to a loss of $4,215 for the six months ended June 30, 2008. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Index

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14, 2009 $100,000 in convertible debentures was converted to 5,000,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

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

Index

MATTER	VOTES FOR	VOTES AGAINST/ WITHHELD	VOTES ABSTAINING
To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified: Michael S. Wasik Judson Just Christopher Blisard	191,677,270 191,675,270 191,675,270	1,165,610 1,167,610 1,167,610	- - -
To approve an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000	143,784,123	4,978,771	44,079,986
To approve the amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000	180,528,171	11,576,498	738,211
To approve the amendment of the Company’s Articles of Incorporation effecting a 1-for-200 reverse stock split of the Company’s Common Stock and a simultaneous decrease in the number of authorized shares of the Company’s Common Stock to 200,000,000	48,232,992	144,178,182	431,706
To ratify the appointment of Stark Winter Schenkein & Co., LLP as independent auditors of the Company for the fiscal year ended December 31, 2008	191,141,664	1,615,114	86,102

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

Item 5. Other Information

None.

Item 6. Exhibits

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's 8k filed on March 10, 2009.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer Chief Financial Officer

Date:	8/11/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer, Chief Financial Officer and Director
Date:	8/11/09