Form 10-Q
period 2009-09-30
ROOMLINX INC
filed 2009-11-13
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of November 2, 2009 was 387,190,259.

ROOMLINX, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008

           Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Forward-Looking Statements
           General
           Critical Accounting Policies
           Results of Operations
           Recent Accounting Pronouncements
           Financial Condition

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Index

PART I.  FINANCIAL INFORMATION

Index
Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$701,035	$1,941,215
Accounts receivable, net	319,937	258,538
Lease receivable, current portion	129,250	48,578
Prepaid and other current assets	43,151	29,979
Work in progress	77,735	173,964
Inventory	150,127	74,930
Total current assets	1,421,235	2,527,204

Property and equipment, net	258,534	123,886
Lease receivable, non-current	350,127	225,582
Total assets	$2,029,896	$2,876,672

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$242,103	$434,171
Accrued interest	33,812	35,443
Capital lease, current portion	9,437	-
Deferred revenue	278,876	472,101
Total current liabilities	564,228	941,715

Convertible debentures	-	1,970,810
Capital lease, non-current	17,609	-
Line of credit	340,000	-
	357,609	1,970,810
Stockholders' equity (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; none and 1,000 shares issued
and outstanding, respectively	-	200
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
386,188,847 and 158,483,488 shares issued and outstanding, respectively	386,189	158,483
Additional paid-in capital	26,671,033	23,109,501
Accumulated (deficit)	(26,093,163)	(23,448,037)
Total stockholders' equity (deficit)	1,108,059	(35,853)
Total liabilities and stockholders' equity (deficit)	$2,029,896	$2,876,672

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Revenues:
Sales	$553,957	$582,304	$1,662,656	$1,384,361
Cost of goods sold	380,952	565,284	1,147,179	1,098,245
Gross profit	173,005	17,020	515,477	286,116

Operating expenses:
Operations	133,748	-	327,042	-
Product development	65,511	183,665	237,965	429,609
General and administrative	360,021	831,792	898,288	1,327,112
Depreciation	15,890	6,792	44,978	19,711
	575,170	1,022,249	1,508,273	1,776,432
Operating (loss)	(402,165)	(1,005,229)	(992,796)	(1,490,316)

Non-operating income (expense):
Interest expense	(176,677)	(39,011)	(263,140)	(112,916)
Financing expense	(99)	(15,000)	(99)	(15,000)
Derivative income (expense)	122,263	125,858	(1,409,356)	(1,032,717)
Foreign currency (loss)	(210)	(2,071)	(5,594)	(6,286)
Other income	19,915	15,689	54,891	26,568
	(34,808)	85,465	(1,623,298)	(1,140,351)

(Loss) before income taxes	(436,973)	(919,764)	(2,616,094)	(2,630,667)

Provision for income taxes	-	-	-	-

Net (loss)	$(436,973)	$(919,764)	$(2,616,094)	$(2,630,667)

Series C Preferred dividend	-	25,000	29,032	25,000

Net (loss) available to common shareholders	$(436,973)	$(944,764)	$(2,645,126)	$(2,655,667)

Net (loss) per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	303,900,388	156,067,018	247,859,026	152,833,251

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,208,680)	$(773,095)

Cash flows from investing activities:
Leases receivable	(234,391)	-
Payments received on leases receivable	29,174	-
Purchase of property and equipment	(163,329)	(87,231)

Net cash (used in) investing activities	(368,546)	(87,231)

Cash flows from financing activities:
Proceeds from sale of equity	-	2,500,000
Payments on capital lease	(2,954)	-
Proceeds from line of credit	340,000	-
Payments on officer and stockholder notes payable	-	(12,500)

Net cash provided by financing activities	337,046	2,487,500

Net increase (decrease) in cash and equivalents	(1,240,180)	1,627,174

Cash and equivalents at beginning of period	1,941,215	915,165

Cash and equivalents at end of period	$701,035	$2,542,339

Supplemental Cash Flow Information
Cash paid for interest	$129,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of property and equipment in exchange for capital lease	$30,000	$-
Conversion of series C preferred stock to common stock	$100,000	$-
Common stock issued for debentures	$3,411,362	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
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

Reclassification:  Certain amounts in the 2008 financial statements have been reclassified to conform to the current year presentation.

Per Share Amounts:    The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants

Derivative financial instruments:  We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

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

Certain instruments, including convertible debt and freestanding options or warrants issued, may be subject to registration rights agreements, which may impose penalties for failure to register the underlying common stock by a defined date.  Any such penalties are accounted for in accordance with Codification ASC 450-10 and are accrued when they are deemed probable.

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

2.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement") with Cenfin LLC, a Delaware limited liability company (“Cenfin”), pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx will issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $.02 per share. Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $.02 per share. At September 30, 2009 $340,000 was borrowed against this line. As of September 30, 2009, the Company was in default under its Credit Agreement as a result of the Company's failure to obtain duly executed account control agreements with respect to its primary depositary and disbursement accounts as required by the Credit Agreement.  On November 10, 2009, Cenfin LLC waived such default and the Company and Cenfin LLC amended the Credit Agreement to delete that requirement from the Credit Agreement on a going-forward basis.

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

On May 14 2009, $100,000 of the debentures were converted into 5 million shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

On July 9, 2009, $100,000 of the debentures were converted into 5 million shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

On September 9, 2009 $280,200 of the debentures were converted into 14,010,000 shares of common stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

On September 9, 2009, the Company eliminated the majority of its outstanding debt and all convertible debentures by entering into a Debt Conversion Agreement (the “Conversion Agreement”) with Lewis Opportunity Fund, L.P., the holder of a majority of the then outstanding principal amount of Convertible Debentures issued by the Company on June 12, 2007 (the “Debentures”).  Pursuant to the Conversion Agreement, all then outstanding Debentures (in an aggregate principal amount of $1,869,800) were converted into an aggregate of 93,490,000 shares of Roomlinx common stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.  Pursuant to the Conversion Agreement, the Company has agreed to pay to the converting Debenture holders an aggregate of $112,188, an amount equal to interest that would have accrued on the converted principal amount of Debentures over a one (1) year period if the Debentures would not have been converted.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at September 30, 2009, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The aggregate risk-free rate of return used was 1.48%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

Pursuant to the Debt Conversion Agreement discussed above, the need to account for the embedded conversion option in our convertible debentures as a derivative instrument ceased when the debentures were converted.

Index

At September 30, 2009, the following derivative liabilities were outstanding:

Issue Date	Expiry Date	Instrument	Conversion/ Exercise Price Per Share	Value – Issue Date	Value - September 30, 2009

June 2007	May 2012	$2,350,000 Convertible Debentures	$0.02	$2,338,899	$-

June 2007		Convertible Debentures Carrying Amount		-	-

June 2007	December 2007	Option to acquire $1,175,000 Convertible Debentures	$0.03	431,264	-

Total derivative financial instruments				$2,770,163	$-

5.     Stockholders' Equity (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock.  As of September 30, 2009, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of September 30, 2009, were $143,040; these dividends have not been declared by the board so they are not included in accrued expenses.  Series C dividends accrued and unpaid as of September 30, 2009, were $0.

On March 31, 2009 the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

Common Stock:    As of September 30, 2009 the Company has authorized 1,500,000,000 shares of $0.001 par value common stock.  As of September 30, 2009, there were 386,188,847 shares of common stock issued and outstanding.

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

On March 31, 2009 the Company’s board of directors approved and issued 6,102,151 shares of common stock with a fair value of $91,532 for the payment of Series C Preferred Stock Dividends.

On April 1, 2009, the Board of Directors approved and issued 1,390,685 shares of our common stock with a fair value of $34,767, as interest for the first quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

Index

On May 14, 2009 $100,000 in convertible debentures was converted to 5,000,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007. This conversion had a fair value of $197,376.

On July 1, 2009, the Board of Directors approved and issued 1,294,815 shares of our common stock with a fair value of $34,364, as interest for the second quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On July 9, 2009, Heller Capital Investments converted $100,000 principal amount of Roomlinx Convertible Debentures into 5,000,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, LAM Opportunity Fund LTD converted $280,200 principal amount of Roomlinx Convertible Debentures into 14,010,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, Roomlinx entered into a Debt Conversion Agreement with respect to the conversion of all remaining outstanding Roomlinx Convertible Debentures pursuant to which an aggregate of 93,490,000 shares of Roomlinx common stock were issued.

Warrants:

On June 14, 2009, 8,500,000 warrants were granted pursuant to the clauses outlined in the securities purchase agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $0.02 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On September 30, 2009, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.020	2,962,500	2.70	$59,250		$28,144
$0.030	7,000,000	2.70	210,000		-
$0.030	3,900,000	2.24	117,000		-
$0.040	20,000,000	1.81	800,000		-
$0.060	20,000,000	1.81	1,200,000		-
$0.075	10,963,333	0.42	822,250		-
$0.020	8,500,000	2.72	170,000		80.750
	73,325,833		$3,378,500	$ 0.046	$108,894

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	79,825,833	$0.044
Issued	8,500,000	0.020
Exercised	-	-
Expired / Cancelled	15,000,000	0.020
Outstanding at September 30, 2009	73,325,833	$0.046	2.060	$108,894
Exercisable at September 30, 2009	73,325,833	$0.046	2.060	$108,894

Index

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of 120,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2009, options to purchase 17,833,333 shares were vested. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

On July 9, 2009, the Company’s Board of Directors approved the grant of an aggregate of 450,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.025 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company.  100,000 of the qualified options terminated prior to the end of the quarter due to termination of employment.

On September 30, 2009, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.025	350,000	6.78	$8,750		$1,575
$0.033	10,000,000	6.68	330,000		-
$0.010	1,650,000	6.40	16,500		32,175
$0.017	200,000	6.09	3,400		2,500
$0.012	800,000	5.89	9,600		14,000
$0.020	800,000	5.51	16,000		7,600
$0.015	950,000	5.11	14,250		13,775
$0.025	1,000,000	4.59	25,000		4,500
$0.020	13,500,000	4.14	270,000		128,250
$0.026	1,000,000	2.86	26,000		3,500
$0.100	500,000	0.32	50,000		-
	30,750,000		$769,500	$ 0.025	$207,875

Index

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	20,150,000	$0.022
Issued	12,200,000	0.031
Exercised	-	-
Expired / Cancelled	1,600,000	0.016
Outstanding at September 30, 2009	30,750,000	$0.025	5.21	$207,875
Vested at September 30, 2009	17,833,333	$0.022	4.79	$165,600
Exercisable at September 30, 2009	17,833,333	$0.022	4.79	$165,600

The Company recorded deferred compensation expense of $10,602 in connection with options granted during the quarter ended September 30, 2009. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 140%, risk-free interest rate of 3.25% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended September 30, 2009, averaged $0.03 per option.

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

6.      Related Party Transactions

With respect to the Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) entered into by Roomlinx with Cenfin LLC on June 5, 2009 and disclosed in its Current Report on Form 8-K filed on June 11, 2009, the persons who control Cenfin LLC are relatives of Judson Just, a Roomlinx director.  The Credit Agreement was approved by a majority of the members of the Roomlinx board of directors, excluding Judson Just.

7.      Subsequent Events

On October 1, 2009, the Board of Directors approved and issued 1,001,412 shares of our common stock with a fair value of $25,093, as interest for the third quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

As of September 30, 2009, the Company was in default under its Revolving Credit, Security and Warrant Purchase Agreement with Cenfin LLC, dated as of June 5, 2009 (the "Credit Agreement"), as a result of the Company's failure to obtain duly executed account control agreements with respect to its primary depositary and disbursement accounts as required by the Credit Agreement.  On November 10, 2009, Cenfin LLC waived such default and the Company and Cenfin LLC amended the Credit Agreement to delete that requirement from the Credit Agreement on a going-forward basis.

Index

All subsequent events as of November 11, 2009, the date the financial statements were available to be issued, have been evaluated by the Company and disclosed above.

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

2. In-room media and entertainment product and services for hotels, resorts, and time share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and content.  The content consists of high definition and standard definition adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

Index

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

Index

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

The Company follows ASC 718-10, “Share-Based Payment,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in ASC 718-10.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

Index

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Our revenues for the three months ended September 30, 2009 were $553,957, a decrease of 5% over our $582,304 in revenues for the three months ended September 30, 2008.  The third quarter 2009 revenues consisted of approximately 50% high speed internet products and services and 50% media and entertainment products and services. The 2008 revenues were based solely on high speed internet products and services.

Our cost of goods sold for the three months ended September 30, 2009 was $380,952 a decrease of 33% over our $565,284 cost of goods sold for the three months ended September 30, 2008.  These results are primarily attributable to the lower costs of our recurring revenue stream related to our media and entertainment products and a reduction in our higher-cost high-speed internet upgrades.

Our gross profit for the three months ended September 30, 2009 was $173,005, an increase of $155,985 over the $17,020 gross profit for the three months ended September 30, 2008.  These results are primarily due to the higher gross profit margins of our recurring revenue stream related to our media and entertainment products and services, and an increase in gross profit margins on the sale of our high speed internet access equipment.

Our operating expenses for the three months ended September 30, 2009 were $575,170 compared to $1,022,249 for the three months ended September 30, 2008, a decrease of 44%.  We created a new department in 2009 to handle our internal operations; this operations department had expenses of $133,748 which consisted primarily of personnel related costs. We reduced our costs in our product development department by $118,154 to $65,511 during the three months ended September 30, 2009 from $183,665 in 2008.  This decrease was primarily due to the fact that we have completed the design and development of our media and entertainment product causing a reduction in personnel costs and a reduction in design and development costs of our media and entertainment products.  Our general and administrative expenses decreased to $360,021 in 2009 from $831,792 in 2008.  This decrease is primarily attributable to the decrease in stock compensation expense to $48,301 in 2009 from $578,830 in 2008.

Our operating loss decreased to $402,165 during the three months ended September 30, 2009 compared to $1,005,229 during the three months ended September 30, 2008; an improvement of 60%.  Our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

Non-operating expense was $34,808 for the three months ended September 30, 2009, compared to non-operating income of $85,465 for the three months ended September 30, 2008.  This change is primarily due to a one time interest expense incurred as part of the conversion agreement on the convertible debentures.  Due to our conversion of the convertible debentures we will no longer incur a 6% per annum interest expense going forward.

For the three months ended September 30, 2009, we reported a net loss of $436,973, compared to a net loss of $944,764 for the three months ended September 30, 2008.  This improvement is attributable to our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

Our revenues for the nine months ended September 30, 2009 were $1,662,656, an increase of 21% over our $1,384,361 in revenues for the nine months ended September 30, 2008.  This increase is due to the sales and recurring revenue generated by our new media and entertainment products and services.  This is a strong validation of our shift in efforts towards maximizing revenues resulting from this new product offering.

Index

Our cost of goods sold for the nine months ended September 30, 2009 was $1,147,179 an increase of 5% over our $1,098,245 cost of goods sold for the nine months ended September 30, 2008.  This increase is due to the increase in product sales during the nine months.

Our gross profit for the nine months ended September 30, 2009 was $515,477, an 81% increase over the $286,116 gross profit for the nine months ended September 30, 2008.  These results are primarily due to the higher gross profit margins of our recurring revenue stream related to our media and entertainment products and services. Another contributing factor is our increase in gross profit margins on the sale of our high speed internet access equipment.

Our operating expenses for the nine months ended September 30, 2009 were $1,508,273 compared to $1,776,432 for the nine months ended September 30, 2008, a decrease of 15%.  We created a new department in 2009 to handle our internal operations; this operations department had expenses of $327,042 which consisted primarily of personnel related costs.  We reduced our costs in our product development department to $237,965 during the nine months ended September 30, 2009 from $429,609 in 2008.  This decrease was primarily due to the fact that we have completed the design and development of our media and entertainment product causing a reduction in personnel costs and a reduction in design and development costs of our media and entertainment products.  Our general and administrative expenses decreased to $898,288 during the nine months from $1,327,112 in 2008.  This decrease is primarily attributable to the decrease in stock compensation expense to $181,569 for 2009 from $578,830 in 2008.

Our operating loss decreased to $992,796 during the nine months ended September 30, 2009 compared to $1,490,316 during the nine months ended September 30, 2008; this is an improvement of 33%.  Our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

For the nine months ended September 30, 2009, our non-operating income increased to $54,891 compared to $26,568 during the nine months ended September 30, 2008.  This increase is primarily comprised of interest income on equipment leases to customers.

Our non-operating expenses for the nine months ended September 30, 2009 increased to $1,678,189 from $1,166,919 during the nine months ended September 30, 2008.  This increase is primarily due to the increase of $376,639 in non-cash derivative expense on the convertible debentures as well as the one time interest expense incurred as part of the conversion agreement on the convertible debentures.  Due to our conversion of the convertible debentures we will no longer incur the non-cash derivative gains or losses nor a 6% per annum interest expense going forward.

For the nine months ended September 30, 2009, we reported a net loss of $2,645,126, compared to a net loss of $2,655,667 for the nine months ended September 30, 2008.  An increase in derivative expense of $376,639 and an increase in interest expense of $150,224, offset by our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2009 we had $701,035 in cash and cash equivalents, which amount, in addition to the financing discussed below is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2009 and 2010.

Operating Activities

Net cash used by operating activities was $1,208,680 for the nine months ended September 30, 2009 as compared to $773,095 used for the nine months ended September 30, 2008. The change was primarily due to the effect of derivative expense and stock compensation expense.

Index

Investing Activities

Net cash used by investing activities was $368,546 for the nine months ended September 30, 2009, primarily attributable to our investment in capital leases for our media and entertainment product installations and purchases of property and equipment also for media and entertainment product installations, as compared to $87,231 in investing activity for the nine months ended September 30, 2008, used to purchase property and equipment for development.

Financing Activities

Net cash gained by financing activities was $337,046 for the nine months ended September 30, 2009, primarily attributable to a draw down on our line of credit for media and entertainment product installations; as compared to the $2,487,500 gain from financing activities for the nine months ended September 30, 2008, which was primarily attributable to the $2,500,000 equity raise in July of 2008.

As of September 30, 2009, the Company was in default under its Revolving Credit, Security and Warrant Purchase Agreement with Cenfin LLC, dated as of June 5, 2009 (the "Credit Agreement"), as a result of the Company's failure to obtain duly executed account control agreements with respect to its primary depositary and disbursement accounts as required by the Credit Agreement.  On November 10, 2009, Cenfin LLC waived such default and the Company and Cenfin LLC amended the Credit Agreement to delete that requirement from the Credit Agreement on a going-forward basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $5,594 for the nine months ended September 30, 2009 compared to a loss of $6,286 for the nine months ended September 30, 2008. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct affect on our reported consolidated results.  We do not hedge against the possible impact of this risk.  A ten percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  As defined by the rules of the SEC, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures.  Pursuant to this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as required by paragraph (d) of §2401.13a-15 or §2401.13a-15 that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2009, the Board of Directors approved and issued 1,294,815 shares of our common stock with a fair value of $34,364, as interest for the second quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On July 7, 2009, Heller Capital Investments converted $100,000 principal amount of Roomlinx Convertible Debentures into 5,000,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, LAM Opportunity Fund LTD converted $280,200 principal amount of Roomlinx Convertible Debentures into 14,010,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, Roomlinx entered into a Debt Conversion Agreement with respect to the conversion of all remaining outstanding Roomlinx Convertible Debentures pursuant to which an aggregate of 93,490,000 shares of Roomlinx common stock were issued.  A description of the material terms of the Debt Conversion Agreement is contained in Item 1.01 above and incorporated by reference herein in its entirety.

On October 1, 2009, the Board of Directors approved and issued 1,001,411 shares of our common stock with a fair value of $25,093, as interest for the third quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

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

Index

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

Index

Item 5. Other Information

None.

Item 6. Exhibits

3.1 Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's 8k filed on March 10, 2009.

10.1 Roomlinx, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by the registrant. with the SEC on January 30, 2009

10.2 Roomlinx, Inc. Convertible Debenture conversion documents are incorporated by reference to the 8K filed by the registrant. with the SEC on September 9, 2009

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

32.1 Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik Chief Executive Officer Chief Financial Officer

Date:	11/11/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik Chief Executive Officer, Chief Financial Officer and Director

Date:	11/11/09