Form 10-Q/A
period 2009-06-30
ROOMLINX INC
filed 2009-12-15
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of December 11, 2009 was 387,190,259.

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to Roomlinx, Inc. (the "Company" or the "Registrant") Quarterly Report on Form 10-Q for the period ended June 30, 2009 (the "Original Filing") which was filed with the Securities and Exchange Commission on August 12, 2009, is being filed to amend the Original Filing as follows:

Item 1. Financial Statements. To restate the Cost of Goods Sold for the three and six months ended June 30, 2009.  The Cost of Goods Sold on the Consolidated Statement of Operations for the three and six months ended June 30, 2009 was overstated by $111,455, resulting in an understatement of our gross profit by $111,455.  Inventory on the Balance Sheet for June 30, 2009,was understated by $111,455 resulting in an understatement of our assets by $111,455.

Except for the amendments described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This Form 10-Q/A is filed as a result of the Company becoming aware of a reporting oversight. Attached to this Form 10-Q/A as Exhibits 31.1 and 32.1 are certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ROOMLINX, INC.

INDEX

Index

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,422,558	$1,941,215
Accounts receivable, net	300,534	258,538
Lease receivable, current portion	70,717	48,578
Prepaid and other current assets	35,399	29,979
Work in progress	173,411	173,964
Inventory	197,059	74,930
Total current assets	2,199,678	2,527,204

Property and equipment, net	136,446	123,886
Lease receivable, non-current	350,794	225,582
Total assets	$2,686,918	$2,876,672

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$364,594	$434,171
Accrued interest	34,364	35,443
Deferred revenue	377,198	472,101
Total current liabilities	776,156	941,715

Convertible debentures	3,322,384	1,970,810
Line of Credit	340,000	-

Stockholders' (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; none and 1,000 shares issued
and outstanding, respectively	-	200
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
272,394,031 and 158,483,488 shares issued and outstanding, respectively	272,394	158,483
Additional paid-in capital	23,488,176	23,109,501
Accumulated (deficit)	(25,656,192)	(23,448,037)
Total stockholders' (deficit)	(1,751,622)	(35,853)
Total liabilities and stockholders' (deficit)	$2,686,918	$2,876,672

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Revenues:
Sales	$427,019	$424,392	$1,108,699	$802,058
Cost of goods sold	216,893	230,557	766,227	532,961
Gross profit	210,126	193,835	342,472	269,097

Operating expenses:
Operations	104,616	-	193,294	-
Product development	84,545	131,528	172,454	245,944
General and administrative	325,625	251,853	538,267	495,321
Depreciation	16,157	7,039	29,087	12,918
	530,943	390,420	933,102	754,183
Operating (loss)	(320,817)	(196,585)	(590,630)	(485,086)

Non-operating income (expense):
Interest expense	(44,531)	(37,523)	(86,463)	(73,906)
Derivative expense	(2,352,090)	(1,397,111)	(1,531,619)	(1,158,575)
Foreign currency gain (loss)	(2,433)	(2,849)	(5,383)	(4,215)
Other income	15,631	2,230	34,974	10,879
	(2,383,423)	(1,435,253)	(1,588,491)	(1,225,817)

Loss before income taxes	(2,704,240)	(1,631,838)	(2,179,121)	(1,710,903)

Provision for income taxes	-	-	-	-

Net (loss)	$(2,704,240)	$(1,631,838)	$(2,179,121)	$(1,710,903)

Series C Preferred dividend	-	-	29,032	-

Net (loss) available to common shareholders	$(2,704,240)	$(1,631,838)	$(2,208,153)	$(1,710,903)

Net (loss) per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	270,031,389	151,892,045	219,373,914	151,198,600

The accompanying notes are an integral part of these consolidated financial statements.

Index
Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net (loss)	$(2,179,121)	$(1,710,903)

Adjustments to reconcile net (loss) to net cash
(used in) provided by operating activities:
Depreciation	29,087	12,918
Income from discharge of indebtedness	-	(992)
Derivative expense	1,531,619	1,158,575
Derivative carrying value increase	16,658	4,176
Common stock, warrants, and options issued as compensation	224,800	19,486
Non-cash interest expense	70,210	70,598
Accrued series C preferred dividends	(29,032)	-
Provision for uncollectible accounts	(43,782)	-
Changes in operating assets and liabilities:
Accounts receivable	1,786	138,703
Inventory	(122,129)	(61,117)
Work in process	553	-
Prepaid and other current assets	(5,420)	12,205
Accounts payable and accrued expenses	(69,579)	(77,367)
Deferred revenue	(94,904)	101,446
Accrued interest	(1,079)	(869)
Total adjustments	1,620,243	1,377,762

Net cash (used in) operating activities	(670,333)	(333,141)

Cash flows from investing activities:
Leases receivable	(159,291)	-
Payments received on leases receivable	11,940	-
Purchase of property and equipment	(40,973)	(31,106)

Net cash (used in) investing activities	(188,324)	(31,106)

Cash flows from financing activities:
Cash proceeds from line of credit	340,000	-

Net cash provided by financing activities	340,000	-

Net (decrease) in cash and equivalents	(518,657)	(364,247)

Cash and equivalents at beginning of period	1,941,215	915,165

Cash and equivalents at end of period	$1,422,558	$550,918

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of series C preferred stock to common stock	$100,000	$-
Common stock issued for debentures	$197,376	$-
Issuance of common stock for accrued series C preferred stock dividend	$91,532	$-

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

All subsequent events as of December 11, 2009, the date the financial statements were available to be issued, have been evaluated by the Company and disclosed above.

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

Index

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Our revenues for the three months ended June 30, 2009 were $427,019, an increase of 1% over our $424,392 in revenues for the three months ended June 30, 2008.  Our cost of goods sold for the three months ended June 30, 2009 was $216,893 a decrease of 6% over our $230,557 cost of goods sold for the three months ended June 30, 2008.  Our gross profit for the three months ended June 30, 2009 was $210,126, an 8% increase over the $193,835 gross profit for the three months ended June 30, 2008.  These results are primarily due to the higher gross profit margins of our recurring revenue stream related to our media and entertainment products.

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

For the three months ended June 30, 2009, we reported a net loss of $2,704,240, compared to a net loss of $1,631,838 for the three months ended June 30, 2008.  The increase in derivative expense to $2,352,090 in 2009 from $1,397,111 in 2008 and the increase in stock compensation expense are primary factors in the results.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Our revenues for the six months ended June 30, 2009 were $1,108,699, an increase of 38% over our $802,058 in revenues for the six months ended June 30, 2008.  Our cost of goods sold for the six months ended June 30, 2009 was $766,227 an increase of 44% over our $532,961 cost of goods sold for the six months ended June 30, 2008.  Our gross profit for the six months ending June 30, 2009 was $342,472, a 27% increase over the $269,097 gross profit for the six months ended June 30, 2008.  These results are primarily due to the increased sales of our media and entertainment products and higher gross profit margins of our recurring revenue stream related to our media and entertainment products.

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

Index

For the six months ended June 30, 2009, we reported a net loss of $2,179,121, compared to a net loss of $1,710,903 for the six months ended June 30, 2008.  The increase in derivative expense to $1,531,619 in 2009 from $1,158,575 in 2008 and the increase in stock compensation expense are primary factors in the results.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2009 we had $1,422,558 in cash and cash equivalents, which amount, in addition to the financing discussed below, is sufficient to fund operating activities and continue investing in our new media and entertainment product through 2009 and 2010.

Operating Activities

Net cash used by operating activities was $670,333 for the six months ended June 30, 2009 as compared to $333,141 used for the six months ended June 30, 2008. The change was primarily due to the effect of derivative expense and stock compensation expense, offset by the changes in operating assets and liabilities.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer Chief Financial Officer

Date:	12/14/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer, Chief Financial Officer and Director
Date:	12/14/09