Form 10-K
period 2009-12-31
ROOMLINX INC
filed 2010-03-25
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(i) Common Stock, $.001 Par Value; and      (ii) Preferred Stock, $.20 Par Value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

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

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2009 was $7,331,381 based upon the closing price of these shares as reported on that date.  (For purposes of this calculation only, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 24, 2010, the registrant’s issued and outstanding shares were as follows:  387,190,259 shares common stock, 720,000 shares of Class A Preferred Stock, and 1,000 shares of Series C Preferred Stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Business

Roomlinx, Inc. (the “Company”) was formed in 1998, is incorporated under the laws of the state of Nevada, and has its headquarters at 2150 W 6th Avenue, Broomfield, CO 80020.  The company focuses its business on providing in-room media and entertainment solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and time share properties.  As of December 31, 2009, our current customer base consisted of approximately 118 hotels and 18,779 guest and meeting rooms.

Roomlinx’ wired and wireless networking solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection that is up to 300 times faster than a standard dial-up modem. Users on this network have access to home and corporate email accounts and Virtual Private Networks, also known as VPNs. These users have flexible billing options, choosing from any one of free service, flat rate, time-based usage or unlimited. In addition these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

The Roomlinx in-room media and entertainment product (Interactive TV) provides premium applications for internet-based business and entertainment media to venues serving the visitor-based market such as hotels, resorts, and time share properties.  The media and entertainment offering includes a broad range of content and features to satisfy guests while maximizing revenue opportunities for the hotelier.  The solution includes movies, international and US television programming, music and news; games, local travel and concierge information; and business productivity tools that include desktop applications, conferencing and printing applications.

The Company generates revenue through:

1.	Ongoing connectivity service and support contracts
2.	Delivery of content and advertising
3.	Delivery of business and entertainment applications
4.	E-commerce
5.	The customization of its software for the in-room media product

The highlights and business developments for the year ended December 31, 2009 include the following:

❖	Total revenues increased over 11% and gross profit increased over 90%

❖	Roomlinx stock returned to the OTC Bulletin Board

❖	The conversion of $2,350,000 principal amount of Roomlinx Convertible Debentures into common stock which had the following positive effects:

●	The elimination of the majority of all Roomlinx debt

●	The elimination of future interest payments on the Convertible Debentures

●	The elimination of the derivative’s effect on Roomlinx financial statements

❖	Approved as only In-Room Entertainment provider for IBM’s hotel in a box.

❖	Winner of the Global Technium Challenge

❖	Installed first Mexico Resort

❖	Increased our channel sales agents from 5 in 2008 to 23 by the end of 2009.

❖	100% of the Customers that installed our Interactive TV product in 2009 has either signed a contract or is in discussions to install additional properties.

❖	Completed the PMS (Property Management System) interface with one of the largest hotel companies in the world

❖	Received approval to interface with the PMS of another one of the largest hotel companies in the world

❖	Received approval to install into Intercontinental Hotels Group’s hotel brands which include: Holiday Inn, Holiday Inn Express, Crowne Plaza, Intercontinental, Indigo, Staybridge, and Candlewood.

❖	Rolled out version 2.0 of the Roomlinx Interactive TV product to all current hotel customers including these additional features:

●	Multiple languages

●	Web based TV Guide

❖	Eliminated overseas call center partner and brought call center in-house

❖	Certified by Micros Inc. for PMS integration

❖
Certified an IP over COAX solution; giving Roomlinx the ability to use existing COAX cabling to provide its Interactive TV product.  This eliminates hotel disruption and the cost of running new Cat6 cabling.

Recent Financial Developments

On March 31, 2009, the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement and issued 6,102,151 shares of common stock with a fair value of $91,532 for the payment of Series C Preferred Stock Dividends.

On May 14, 2009, Roomlinx’ stock was returned to the OTC Bulletin Board.  On December 27, 2005, Roomlinx stock was removed from listing from the OTC Bulletin Board as a result of their failure to timely file their Form 10-QSB for the quarter ended September 30, 2005.  Since such date, Roomlinx stock has traded only on the “Pink Sheets”.  The Form 10-QSB for September 30, 2005 was filed on September 21, 2006 and the remaining sequential filings were caught up and filed as of October 29, 2008.  The Company’s SEC filings have been current since that date.

On June 5, 2009, the Company, entered into a $5,000,000 Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company.  On March 11, 2010, the terms of the agreement were amended to increase the credit limit to $25,000,000.

During 2009, an aggregate value of $2,350,000 in convertible debentures was converted to an aggregate of 117,500,000 shares of Roomlinx common stock, at a conversion price of $0.02 per share, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

During 2009 the board of directors approved and the Company issued an aggregate of 5,520,914 shares of common stock with an aggregate fair value of $140,017 as interest, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

During 2009, the board of directors approved the grant of an aggregate of 10,800,000 Incentive Stock Options and an aggregate of 1,400,000 Non-Qualified Stock Options.  Such options were issued at various exercise prices, vest at various rates, and expire 7 years from the grant dates as defined in the footnotes of the Company’s December 31, 2009 financial statements.

During 2009, 17,600,000 warrants were granted pursuant to the clauses in securities purchase agreements.  The warrants were issued at various prices, vest at various rates, and expire at various times as defined in the footnotes of the Company’s December 31, 2009 financial statements.  Subsequent to year-end, 5,625,000 of these warrants were canceled.

Our Services

Currently we offer the following services to our customers:

❖	site-specific determination of needs and requirements;
❖	design and installation of the wireless or wired network;
❖	customized development, design and installation of a media and entertainment system;
❖	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content;
❖	delivery of television programming via satellite (Direct TV or Dish Networks);
❖	delivery of an electronic television programming guide (EPG) viewed via the television;
❖	full maintenance and support of the network and Interactive TV product;
❖	technical support to assist guests and hotel staff 24 hours a day, 7 days a week, 365 days a year;
❖	hotel staff and management training;
❖	marketing assistance and continuous network and system monitoring to ensure high quality of service;
❖	advertising sales and advertising sales support.

The main services we currently offer are the installation and servicing of wired and wireless networks and the development and installation of our Interactive TV product for hotels.

Our strategy is to focus our resources on delivering a wide range of communication, information, advertising, and E-commerce services to the hospitality industry. In addition, we plan to aggressively penetrate the hotel, resort, and timeshare verticals through direct sales, channel sales agents, and acquisitions. The networks that we install can supply the hotel with all of the internet requirements to the hotel’s back office, guest rooms, restaurants, lobbies, convention center and meeting rooms over the internal local area network (LAN). Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.

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

We generally have the first right of refusal to provide all wireless services to the hotel as well as to provide value added services over the installed network. We believe that we will continue to increase sales and gross profits by offering Interactive TV product to our current wired and wireless internet customer base.  Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how the hotel guests access traditional free-to-guest television, contemporary web content, premium, pre-release, and high-definition material, along with business tools and information specific to the property and their stay. We currently deliver this via our user-friendly, streamlined interface displayed on a sleek, flat-panel HD LCD television and powered by our Roomlinx media console.  We believe we have truly converged the television and personal computer into one offing in hotel rooms.

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

Our Strategy

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our Interactive TV product
❖	We are seeking to make our Interactive TV product our core competency and focus on quality service and highly-profitable opportunities;
❖	We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management;
❖
We are seeking to attain preferred vendor status or become a brand standard with premier hotel chains. Our hotel customers include many of the country’s most highly regarded hotel chains. If we are successful in attaining preferred vendor status or becoming a brand standard, we will be able to expand our services to cover the applicable chain’s site map;

❖	We are seeking to leverage our core competency by expanding the markets we serve beyond hospitality to the home market; beyond North America into Central America and the Caribbean.
❖	We hope to expand the IP-based services that we offer to include:
●	voice over the Internet (VoIP) availability;
●	IP-based television programming;
●	Grow our IP-based advertising through the LCD television and laptop;
●	Grow our IP-based E-Commerce through the LCD television and laptop;
●	Managed technical services, to provide special technical services to users.
●	Grow our custom software development revenues
●	Through acquisition or organic growth we plan to:
■	Control and offer Free-To-Guest TV Programming (Direct TV or Dish Networks) to hotels, resorts, and timeshare properties
■	Increase our high speed internet base of customers
■	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV product

Our longer term strategies include the following:

❖	We hope to be able to offer our Interactive TV product to the consumer market;
❖	Expansion into the European and Asian hotel industries; and,
❖	We have begun to consider other infrastructure and value added services to include in our media and entertainment product.

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

Sales and Marketing

Sales

As of March 17, 2010, our direct sales force consisted of 3 persons and our channel sales program consisted of 1 master sales agent and 23 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents and re-sellers. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

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

Typically, at least one and often all four of the above groups interact with the hotel industry on a daily basis. This provides us with a valuable source of sales and marketing personnel with direct contact into the industry.

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

For our Media and Entertainment offerings we control the development of the product in-house allowing us to have ultimate control of response time and customer requests for product customization and version updates.  For installation and support we utilize both certified partners and in-house personnel.  We use In-house personnel for project management and pro-active monitoring of our technical components in the field.

Competition

Wired and Wireless High-Speed Internet Offering

The market for our services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

- Other wireless high-speed internet access providers, such as I-Bahn, Guest-Tek, ATT&T, and LodgeNet;

- Other internal information technology departments of large companies.

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.

Media and Entertainment Offering (Interactive TV)

The market for our services is in its infancy.  Due to technological advances we believe many of the larger companies will not be able to react quickly in duplicating our offering.  Current competition consists of players offering portions of our offering, such as video on demand and internet access; these competitors include:

- LodgeNet, SuiteLinq, KoolKonnect, NXTV, Tangerine Global,

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

Employees

As of March 17, 2010 we had a total of 32 full-time personnel and 1 part-time personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. PROPERTY

We lease our principal offices, which are located at 2150 West 6th Avenue, Unit H, Broomfield, CO 80020, consisting of approximately 6,400 square feet.

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

None

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

SYMBOL	TIME PERIOD	LOW	HIGH
RMLX	January 1, - March 31, 2008	$0.02	$0.03
	April 1, - June 30, 2008	$0.02	$0.03
	July 1, - September 30, 2008	$0.01	$0.03
	October 1, - December 31, 2008	$0.01	$0.02
	January 1, - March 31, 2009	$0.01	$0.02
	April 1, - June 30, 2009	$0.01	$0.04
	July 1, - September 30, 2009	$0.02	$0.03
	October 1, - December 31, 2009	$0.02	$0.03
RMLXP	January 1 – March 31, 2008	$0.08	$0.08
	April 1 – June 30, 2008	$0.09	$0.12
	July 1 – September 30, 2008	$0.12	$0.13
	October 1, - December 31, 2008	$0.02	$0.10
	January 1, - March 31, 2009	$0.04	$0.04
	April 1, - June 30, 2009	$0.04	$0.05
	July 1, - September 30, 2009	$0.05	$0.05
	October 1, - December 31, 2009	$0.05	$0.05

The closing bid for our Common Stock on the OTC-Bulletin Board on March 24, 2010 was $0.025. As of March 24, 2010, 387,190,259 shares of Common Stock were issued and outstanding which were held of record by 279 persons. As of March 24, 2010, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by 2 persons.

The Company has not paid any cash dividends on its stock. During the year ended December 31, 2009, the Company paid dividends of $91,532 on its Series C Preferred Stock through the issuance of 6,102,151 shares of common stock. The Series C Preferred Stock was converted into 100,000,000 shares of Common Stock on March 31, 2009.  There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2009 accrued but unpaid Class A Preferred Stock dividends aggregated $146,280. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

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

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). However, the Series C Stock is not convertible into Common Stock until such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock. As of March 5, 2009 the Series C Stock will automatically convert into Common Stock.

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

In connection with the Purchase Agreement, the Registrant entered into a Registration Rights Agreement (a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference). Pursuant to the Registration Rights Agreement, the Registrant is obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.  However, the initial obligation to register such shares by April 30, 2009 was waived by the Investors.

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

On July 31, 2009, Roomlinx cancelled the Agreement with CHA effectively canceling the 15,000,000 unvested warrants issued in connection with the April 14, 2008 Agreement.

On September 9, 2009, LAM Opportunity Fund LTD converted $280,200 principal amount of Roomlinx Convertible Debentures into 14,010,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) with Lewis Opportunity Fund, L.P., the holder of a majority of the then outstanding principal amount of Convertible Debentures issued by the Company on June 12, 2007 (the “Debentures”).  Pursuant to the Conversion Agreement, all then outstanding Debentures (in an aggregate principal amount of $1,869,800) were converted into an aggregate of 93,490,000 shares of Roomlinx common stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

On November 24, 2009, 6,000,000 warrants were granted to Marilyn Crawford pursuant to the clauses outlined in the advisory board agreement dated November 24, 2009.  Such warrants were issued at an exercise price of $0.023 per share; 3,000,000 warrant shares will vest at the rate of 125,000 per month, on the last day of the month, starting on December 31, 2009 and continuing, unless earlier terminated, for a period of 24 months.  The remaining 3,000,000 warrant shares shall vest at the rate of 500,000 shares for each $250,000 in revenue for which the Consultant is responsible as set forth in the Advisory Board Agreement; the warrants were scheduled to expire 3 years from the date of issuance.  On February 17, 2010, Roomlinx cancelled the advisory board contract with Marilyn Crawford effectively canceling the 5,625,000 unvested warrants issued in connection with the November 24, 2009 agreement.

On December 17, 2009, 3,100,000 warrants were granted pursuant to the clauses outlined in the securities purchase agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $0.02 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On February 17, 2010, Roomlinx cancelled the Advisory Board Agreement with Marilyn Crawford effectively canceling the 5,625,000 unvested warrants issued in connection with the November 24, 2009 Agreement.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Roomlinx, Inc., a Nevada corporation (“We,” “Us” or the “Company”), provides three core products and services:

1. Wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive revenues from the installation of the wired and wireless networks we provide to hotels, resorts, and timeshare properties. We derive additional revenue from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network. During 2008 we made a fundamental change in our business model pertaining to our on-site support. We are no longer including on-site support in the base price for maintenance; these services are either billed for at the time of service or the base price is increased.

2. In-room media and entertainment product and services for hotels, resorts, and time share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and on demand content.  The content consists of high definition and standard definition adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

The Company provides proprietary software an LCD television (optional), a media console (consisting of a DVD player, CD burner, and numerous input jacks for the hotel guest), a proprietary wireless keyboard with built-in mouse, and a proprietary remote control.

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

3. High definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

We derive revenues from the installation of the programming equipment we provide to hotels, resorts, and timeshare properties. We derive additional revenue from the television programming fees we provide to hotels, resorts, and timeshare properties. Customers typically pay a one-time fee for the installation of the equipment and then pay monthly programming fees for delivery of a specific TV channel line up.

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

This discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this report, as well as our reports on Form 8-K and other SEC filings.

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

Our wired and wireless network sales and installation revenue primarily consists of wired and wireless network equipment and installation fees associated with the network and is recognized as revenue when the installation is completed and the customer has accepted such installation.

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

Television programming revenue primarily consists of equipment purchases, installation of the equipment, and television programming fees. Revenue on the equipment and installations is recognized when the installation is complete and the customer has accepted such installation.  Revenue on the programming fees are recognized as invoiced per the individual contracts.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Our revenues for the year ended December 31, 2009 were $2,440,857, an increase of $244,145 or 11% over our $2,196,712 in revenues for the year ended December 31, 2008.  This increase is due to the sales and recurring revenue generated by our new media and entertainment products and services.  This is a strong validation of our shift in efforts towards maximizing revenues resulting from this new product offering.

Our cost of goods sold for the year ended December 31, 2009 was $1,564,141 a decrease of $171,832 or 10% over our $1,735,973 cost of goods sold for the year ended December 31, 2008.  These results are primarily attributable to the lower costs of our recurring revenue stream related to our media and entertainment products.   Also, in July 2009, we brought our call center in house; this eliminated the high cost of outsourcing as well as enabled us to use our workforce more efficiently.

Our gross profit for the year ended December 31, 2009 was $876,716, an increase of $415,977 or 90% over the $460,739 gross profit for the year ended December 31, 2008.  These results are primarily due to the increased sales during the year and the higher gross profit margins of our recurring revenue stream related to our media and entertainment products and services. Another contributing factor is our increase in gross profit margins on the sales of our high speed internet access equipment and service upgrades.

Our operating expenses for the year ended December 31, 2009 were $2,045,353 compared to $2,267,962 for the year ended December 31, 2008, a decrease of 10%.  We created a new department in 2009 to handle our internal operations; this operations department had expenses of $495,005 which consisted primarily of personnel related costs and travel costs.  We reduced our costs in our product development department to $289,711 during the year ended December 31, 2009 from $587,377 in 2008.  This decrease was primarily due to the fact that we have completed the design and development of our media and entertainment product causing a reduction in personnel costs and a reduction in design and development costs of our media and entertainment products.  Sales and marketing, general and administrative, and depreciation expenses decreased to $1,260,637 during the year from $1,680,585 in 2008.  This decrease is primarily attributable to the reduction of bad debt expense of approximately $60,000, the reduction of professional services of approximately $80,000, and a decrease in stock compensation expense of approximately $315,000.

Our operating loss decreased to $1,168,637 during the year ended December 31, 2009 compared to $1,807,223 during the year ended December 31, 2008; this is an improvement of $638,586 or 35%.  Our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

For the year ended December 31, 2009, our non-operating income increased to $70,826 compared to $45,388 during the year ended December 31, 2008.  This increase is primarily due to an increase in interest income to $68,017 in 2009 from $41,455 in 2008; the majority of the interest income pertains to the equipment leases to our customers.  During 2008 there was $3,275 recorded as income from discharge of indebtedness, there was no corresponding income during 2009.

Our non-operating expenses for the year ended December 31, 2009 increased to $280,602 from $187,314 during the year ended December 31, 2008.  Our interest expense for the year ended December 31, 2009 was $274,476 compared to $153,477 for the year ended December 31, 2008, an increase of 78%.  This increase primarily due to the one time interest expense of $112,188 incurred as part of the conversion agreement on the convertible debentures.  Due to our conversion of the convertible debentures we will no longer incur a 6% per annum interest expense going forward.  The company also started accruing interest on the line of credit in 2009. Financing expenses for the year ended December 31, 2009 decreased to $99, incurred for the capital lease, compared to $15,000, incurred for the debenture offering, for the year ended December 31, 2008.  Our foreign currency loss improved to $6,027 for the year ended December 31, 2009 as compared to $18,837 for the year ended December 31, 2008, this decrease is due to the fluctuations in the value of the foreign currency.

During 2008 and 2009, the Company was subject to the non-cash effects of derivatives.  During the year ended December 31, 2009, there was a derivative expense of $1,409,356 compared to a derivative gain of $143,404 for the year ended December 31, 2008. Due to our conversion of the convertible debentures we will no longer incur the non-cash derivative gains or expenses.

For the year ended December 31, 2009, we reported a net loss of $2,787,769, compared to a net loss of $1,805,745 for the year ended December 31, 2008.  An increase in non-cash derivative expense of $1,552,760 and an increase in interest expense of $120,999, offset by our cost reduction efforts along with a decrease in stock compensation and our increased sales and higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2009 we had $656,080 in cash and cash equivalents, which amount, in addition to the financing obtained to fund our interactive TV installations, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2010.  Working capital at December 31, 2009 was $923,565.

Operating Activities

Net cash used by operating activities was $1,411,823 for the year ended December 31, 2009 as compared to $1,082,777 used for the year ended December 31, 2008. The change was primarily due to the effect of derivative expense, stock compensation expense, and changes in operating assets.  During 2009, our net receivables increased by $200,076 or 77%, our inventory decreased by $8,139 or 3%, our prepaid and other current assets increased by $4,317 or 14%, our accounts payable and accrued expenses decreased by $96,375 or 22%, our deferred revenue decreased by $271,624 or 58% and our accrued interest decreased by $32,006 or 90%.

Investing Activities

Net cash used by investing activities was $332,767 for the year ended December 31, 2009 as compared to $378,673 in investing activity for the year ended December 31, 2008.  During 2009 $200,345 was recorded in leases receivable investments for our media and entertainment product installations, with payments on the lease receivables of $47,740, compared to leases recorded of $274,160 and no payments in 2008.  During 2009 there was $180,162 in purchases of property and equipment also for media and entertainment product installations, compared to $104,513 in 2008.

Financing Activities

Net cash provided by financing activities was $459,455 for the year ended December 31, 2009, primarily attributable to draw downs on our line of credit for media and entertainment product installations; as compared to the $2,487,500 of proceeds from financing activities for the year ended December 31, 2008, which was primarily attributable to the $2,500,000 equity raise in July 2008, offset by a note principal payment of $12,500.

Contractual Obligations

We have operating and capital lease commitments. The following table summarizes these commitments at December 31, 2009:

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$250,849	56,796	113,592	80,461
Capital lease obligations	29,999	13,208	16,791	-
Total	$280,848	70,004	130,383	80,461

FORWARD-LOOKING STATEMENTS

This Form 10-K contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

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

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $6,027 for the year ended December 31, 2009 compared to a loss of $18,837 for the year ended December 31, 2008. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheets of Roomlinx, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roomlinx, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co. LLP

Denver, Colorado
March 24, 2010

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$656,080	$1,941,215
Accounts receivable, net	458,614	258,538
Lease receivable, current portion	85,145	48,578
Prepaid and other current assets	34,296	29,979
Inventory	240,755	248,894
Total current assets	1,474,890	2,527,204

Property and equipment, net	267,378	123,886
Lease receivable, non-current	341,620	225,582
Total assets	$2,083,888	$2,876,672

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$337,796	$434,171
Accrued interest	3,437	35,443
Capital lease, current portion	9,615	-
Deferred revenue	200,477	472,101
Total current liabilities	551,325	941,715

Convertible debentures	-	1,970,810
Capital lease, non-current	15,840	-
Line of credit	464,000	-
Total liabilities	1,031,165	2,912,525

Stockholders’ equity (deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; 0 and 1,000 issued and outstanding respectively	-	200
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
387,190,252 and 158,483,483 shares issued and outstanding, respectively	387,190	158,483
Additional paid-in capital	26,786,371	23,109,501
Accumulated (deficit)	(26,264,838)	(23,448,037)
Total stockholders’ equity (deficit)	1,052,723	(35,853)
Total liabilities and stockholders’ equity (deficit)	$2,083,888	$2,876,672

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues
System sales and installation	$316,590	$712,609
Service, maintenance and usage	873,488	1,150,368
Media and entertainment	1,250,779	333,735
	2,440,857	2,196,712

Cost of good sold
System sales and installation	151,448	460,911
Service, maintenance and usage	546,763	962,510
Media and entertainment	865,930	312,552
	1,564,141	1,735,973
Gross profit	876,716	460,739

Operating expenses
Operations	495,005	-
Product development	289,711	587,377
Sales and marketing	399,442	343,726
General and administrative	794,525	1,306,410
Depreciation	66,670	30,449
	2,045,353	2,267,962
Operating loss	(1,168,637)	(1,807,223)

Other income (expense)
Interest expense	(274,476)	(153,477)
Financing expense	(99)	(15,000)
Derivative income (expense)	(1,409,356)	143,404
Foreign currency (loss)	(6,027)	(18,837)
Interest income	68,017	41,455
Other income	2,809	658
Income from discharge of indebtedness	-	3,275
	(1,619,132)	1,478

Loss before income taxes	(2,787,769)	(1,805,745)

Provision for income taxes	-	-

Net loss	(2,787,769)	(1,805,745)

Series C Preferred dividend	29,032	62,500

Net loss available to common shareholders	$(2,816,801)	$(1,868,245)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	282,964,412	154,253,528

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(2,787,769)	$(1,805,745)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	66,670	30,449
Income from discharge of indebtedness	-	(3,275)
Derivative (income) expense	1,409,356	(143,404)
Derivative carrying value increase	31,196	12,862
Common stock, warrants, and options issued as compensation	272,825	587,094
Non-cash interest expense	129,668	141,098
Provision for uncollectible accounts	(8,405)	-
Changes in operating assets and liabilities:
Accounts receivable	(191,680)	100,256
Inventory	8,139	(248,512)
Prepaid and other current assets	(4,317)	7,742
Accounts payable and accrued expenses	(33,875)	5,164
Deferred revenue	(271,625)	233,977
Accrued interest	(32,006)	(483)
Total adjustments	1,375,946	722,968

Net cash (used in) operating activities	(1,411,823)	(1,082,777)

Cash flows from investing activities:
Lease receivable	(200,345)	(274,160)
Payments received on lease receivable	47,740	-
Purchase of property and equipment	(180,162)	(104,513)

Net cash (used in) investing activities	(332,767)	(378,673)

Cash flows from financing activities:
Cash proceeds from sale of Series C Preferred Stock	-	2,500,000
Principal payments on convertible debenture	(4,545)	-
Proceeds from line of credit	464,000	-
Principal payments on officer and stockholder notes payable	-	(12,500)

Net cash provided by financing activities	459,455	2,487,500

Net increase (decrease) in cash and equivalents	(1,285,135)	1,026,050

Cash and equivalents at beginning of year	1,941,215	915,165

Cash and equivalents at end of year	$656,080	$1,941,215

Supplemental Cash Flow Information
Cash paid for interest	$126,356	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued expenses converted to stock	$-	$30,000
Accounts payable and accrued expenses forgiven	$-	$3,275
Series C Preferred Stock Dividend	$29,032	$62,500
Cashless option exercise	$-	$2,571
Purchase of property and equipment in exchange for capital lease	$30,000	$-
Conversion of Series C Preferred Stock to common stock	$100,000	$-
Common stock issued for debentures	$3,411,362	$-
Issuance of common stock for accrued Series C Preferred stock dividend	$91,532	$-

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2008

	Preferred Stock A		Preferred Stock C		Common Stock		Additional		Total
	Number of		Number of		Number of		Paid - in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balances, January 1, 2008	720,000	$144,000	-	$-	149,068,107	$149,068	$19,860,924	$(21,579,792)	$(1,425,800)

Issuance of Series C Preferred Stock	-	-	1,000	200	-	-	2,499,800	-	2,500,000
Shares issued for interest at $0.02 per share	-	-	-	-	5,643,947	5,644	135,454	-	141,098
Shares issued for settlement of accrued expenses	-	-	-	-	1,200,000	1,200	28,800	-	30,000
Options exercised at $.001 per share	-	-	-	-	2,571,429	2,571	(2,571)	-	-
Warrants granted at $0.04 per share	-	-	-	-	-	-	280,317	-	280,317
Warrants granted at $0.06 per share	-	-	-	-	-	-	258,138	-	258,138
Share-based compensation	-	-	-	-	-	-	48,639	-	48,639
Series C Dividend Accrual	-	-	-	-	-	-	-	(62,500)	(62,500)
Net loss	-	-	-	-	-	-	-	(1,805,745)	(1,805,745)
Balances, December 31, 2008	720,000	$144,000	1,000	$200	158,483,483	$158,483	$23,109,501	$(23,448,037)	$(35,853)

Series C Stock Conversion	-	-	(1,000)	(200)	100,000,000	100,000	(99,800)	-	-
Series C Dividend Payment	-	-	-	-	6,102,151	6,102	85,430	-	91,532
Shares issued for interest at $0.02 per share	-	-	-	-	5,104,618	5,105	124,563	-	129,668
Warrants issued for services at $0.02 per share	-	-	-	-	-	-	147,551	-	147,551
Debentures Converted to Common Stock	-	-	-	-	117,500,000	117,500	3,293,862	-	3,411,362
Share-based compensation	-	-	-	-	-	-	125,264	-	125,264
Series C Dividend Accrual	-	-	-	-	-	-	-	(29,032)	(29,032)
Net loss	-	-	-	-	-	-	-	(2,787,769)	(2,787,769)
Balances, December 31, 2009	720,000	$144,000	-	$-	387,190,252	$387,190	$26,786,371	$(26,264,838)	$1,052,723

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

The Company maintains cash balances that may exceed federally insured limits.  The Company believes that the financial strength of the depositing institution mitigates the underlying risk of loss.  These concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Inventory:    Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company maintains only the inventory necessary for contemplated installations and its inventory is recorded net of any reserve for excess and obsolescence.

Work in Progress:    Work in progress represents the cost of equipment and third party installation related to installations which were not completed prior to year-end.

At December 31, inventory was comprised of the following:

	2009	2008

Raw materials	$238,661	$74,930
Work in process	2,094	173,964
Total	$240,755	$248,894

Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to operations, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Depreciation:    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Leasehold improvements	4 years
Office furniture and equipment	5 to 7 years
Computer hardware and software	3 to 5 years

Stock Option Plans:    Effective January 1, 2006, the Company implemented ASC 718 “Compensation – Stock Compensation,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in ASC 718.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

Per Share Amounts:    The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants

Income Taxes:    The Company accounts for income taxes under ASC 740, “Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

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

The Company derives its revenue from fees earned in connection with the sale and installation of Wi-Fi wireless networking solutions, media and entertainment products, and the service, maintenance, and usage of those products.  Sales and installation revenue is recognized upon delivery, installation and customer acceptance.  Revenue from installations in progress is deferred until the installation is complete.  Service and maintenance contract revenue is recognized ratably over the contractual period.  Usage fees are recognized under specific customer contracts as services are rendered.

Deferred Revenue:    Deferred revenue is primarily comprised of advanced billings and customer deposits for installations, service and usage.

Fair Value of Financial Instruments:    ASC 825, “Financial Instruments,” requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, prepaid and other current assets, inventory, accounts payable and accrued expenses, capital leases, deferred revenue and line of credit. Fair values were assumed to approximate carrying values for these financial instruments since they are either short term in nature and their carrying amounts approximate fair value, they are receivable or payable on demand, or they bear appropriate interest rates.

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

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest at a rate of 18% per annum is billed on the 15th of the month on delinquent customers. Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2009 and 2008 indicated that a valuation allowance was required.  The gross accounts receivable balance was reduced by $35,377 and $43,782, respectively.

At December 31, 2009, two customers represented 33% of the accounts receivable balance.  At December 31, 2008, one customer represented 12% of the accounts receivable balance.

Leases Receivable:    In order to promote the new Media and Entertainment Product, Roomlinx has agreed to provide lease financing for certain of its installations by offering financing lease terms to certain customers.

The installation fees and reimbursements of installation equipment and associated costs which the Company receives are recognized upon the completion and customer acceptance of each installation project and are recorded in full at the completion of the installation.  Recorded revenues are matched with the associated costs for each installation project and are offset by the costs related to that installation.

The Company may provide lease financing to cover the installation costs for certain of its customers.  In these instances, a lease receivable is created for the customer at a predetermined rate of interest and term and booked upon the acceptance by the customer of the installation project.  The customer then makes monthly payments on the lease.  The principle portion of the lease payment reduces the lease payable, and the interest portion of the payment is recognized as interest income in the month of the payment.

The equipment remains the property of Roomlinx during the term of the lease and at the end of the lease the customer is eligible to purchase the equipment at a bargain rate (usually one dollar).

Foreign Operations:    The Company operates in the United States of America, Mexico, and Canada.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company’s financial condition or results of operations.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and (losses) are included in the consolidated statement of operations as a component of other income (expense).

Advertising Costs:    Advertising costs are expensed as incurred.  During 2009 and 2008, advertising costs were $64,794 and $50,602, respectively.

Segments:    The Company applies ASC 280, “Segment Reporting,” and considers its business activities to constitute a single segment.

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

Recent Pronouncements:  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”) to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company adopted the following new accounting standards during 2009:

In June 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for US GAAP. The Codification replaces all previous US GAAP accounting standards as described in ASC 105 (SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles).  While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized.  It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by companies in their financial statements and accounting policies. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our financial statements.

In May 2009, the FASB established general standards of accounting for and the disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was amended in February, 2010.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We perform an evaluation of subsequent events until the issuance date of our document with the SEC so the adoption of the new requirements had no impact on our financial statements.

Various standard setting bodies have issued accounting pronouncements that have not yet been adopted by the Company.  A brief discussion of the pronouncement is presented in the following paragraphs.  The Company is currently evaluating the potential future impact on its financial statements from the implementation of these new standards.

Accounting Standards Update (ASU) 2010-06 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

Accounting Standards Update (ASU) 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.      Property and Equipment

At December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008

Computer equipment and software	$634,325	$444,783
Leasehold improvements, office furniture and equipment	54,367	39,017
Subtotal	688,692	483,800

Accumulated depreciation	(421,314)	(359,914)
Total	$267,378	$123,886

Depreciation expense for the years ended December 31, 2009 and 2008 was $66,670 and $30,449, respectively.

3.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company (“Cenfin”), pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx will issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $.02 per share. Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $.02 per share. At December 31, 2009 $464,000 was borrowed against this line, and will be repaid in 2014.  The line of credit is subject to certain financial and non-financial covenants for which the company is in compliance as of December 31, 2009.

4.     Officer and Stockholder Notes Payable

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

On July 7, 2009, $100,000 of the debentures were converted into 5 million shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at December 31, 2009, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 1.11%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At December 31, 2009, there were no derivative liabilities outstanding.

7.     Commitments and Contingencies

Operating Leases:    The Company leases its office facility under operating lease agreements having expiration dates through 2014.  Future minimum lease payments for each of the years through lease expiration are as follows:

Year	Amount
2010	$56,796
2011	56,796
2012	56,796
2013	56,796
2014	23,665
$250,849

Capital Lease Obligations:    In June 2009, Roomlinx entered into a capital lease agreement with Key Equipment Finance for software.  The lease expires in 2012 when there is a $1 buyout option.  Future minimum lease payments for each of the years through lease expiration are as follows:

	2010	2011	2012
Remaining Principle Payments	$9,615	$10,362	$5,473

Remaining Interest Payments	1,583	837	120

Total Minimum Payments Due	$13,208	$11,198	$5,593

8.     Income Taxes

At December 31, 2009, the Company has tax loss carry forwards approximating $8,900,000 that expire at various dates through 2029. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009, are presented below:

Deferred tax assets:
Net operating loss carryforwards	$3,302,816
Less valuation allowance	(3,302,816)
Net deferred tax asset	$-

 At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $957,712 during 2009.

A reconciliation of the tax provision for 2009 and 2008 at statutory rates is comprised of the following components:

	2009	2008
Tax at statutory rates	$(957,712)	$(635,814)
Valuation allowance	957,712	635,814
Tax provision	$-	$-

9.     Stockholders’ Equity (Deficit)

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock.  As of December 31, 2009, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of December 31, 2009, were $146,280; these dividends have not been declared by the board so they are not included in accrued expenses.  Series C dividends accrued and unpaid as of December 31, 2009, were $0.

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

Each share of Series C Stock is convertible into such number of shares of Common Stock as is determined by dividing $2,500 by the initial conversion price of $0.025 per share (or 100,000 shares of Common Stock for each share of Series C Stock converted). As of March 5, 2009, the Company had a sufficient number of shares of Common Stock authorized to permit the conversion of all of the Series C Stock into Common Stock, therefore the Series C Stock automatically converted into Common Stock.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company was obligated to register for resale under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Stock and exercise of the Warrants beginning by April 30, 2009.  However, the initial obligation to register such shares by April 30, 2009 was waived by the Investors.

On March 31, 2009 the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 Securities Purchase Agreement.

Common Stock:    As of December 31, 2009 the Company has authorized 1,500,000,000 shares of $0.001 par value common stock.  As of December 31, 2009, there were 387,190,259 shares of common stock issued and outstanding.

On January 1, 2008, the Board approved issuance of 1,437,048 shares of our common stock, valued at $0.025 per share for accrued interest of $35,926 for the fourth quarter of 2007, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

On April 1, 2008, the board of directors approved issuance of 1,386,890 shares of our common stock, valued at $0.025 per share for accrued interest of $34,672 for the first quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11, 2007.

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

On January 2, 2009, the board of directors approved and issued 1,417,707 shares of our common stock with a fair value of $35,443, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On March 5, 2009, the stockholders approved an amendment and restatement of the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000.

On March 31, 2009, the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 100,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

On March 31, 2009, the Company’s board of directors approved and issued 6,102,151 shares of common stock with a fair value of $91,532 for the payment of Series C Preferred Stock Dividends.

On April 1, 2009, the board of directors approved and issued 1,390,685 shares of our common stock with a fair value of $34,767, as interest for the first quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On May 14, 2009, $100,000 in convertible debentures was converted to 5,000,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007. This conversion had a fair value of $197,376.

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

Warrants:

On April 14, 2008, we issued to Creative Hospitality Associates (“CHA”) a Warrant pursuant to a sales agent Agreement with CHA (the “Agreement”).

The Warrant is initially exercisable for Series B Preferred Stock.  At such time as we have a sufficient number of shares of Common Stock authorized to permit the exercise of the Warrant for Common Stock (the “Triggering Event”), As of March 5, 2009 the Warrant will automatically be exercisable for Common Stock and not Series B Preferred Stock.  The maximum number of shares of Common Stock for which the Warrant is ultimately exercisable for is 15,000,000 and the ultimate exercise price per share of Common Stock for which the Warrant is exercisable is $0.02 per share, each of which is subject to adjustment and the conditions contained in the Warrant.  The Warrant becomes ultimately exercisable for such 15,000,000 shares of Common Stock pursuant to a vesting schedule as set forth in the Warrant that provides that the Warrant becomes ultimately exercisable for 500,000 shares of Common Stock with each 1,000 rooms in a hotel or other property that CHA or its affiliate introduces to us and in which our Media and Entertainment System is installed. On July 31, 2009, Roomlinx cancelled the Agreement with CHA effectively canceling the 15,000,000 unvested warrants issued in connection with the April 14, 2008 Agreement.

On July 31, 2008, the Company issued (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock.  The Warrants are immediately exercisable and expire on the third anniversary of their date of issuance.  At such time as the Company has a sufficient number of shares of Common Stock authorized to permit the conversion of all Series C Stock into Common Stock, As of March 5, 2009 each Warrant will no longer be exercisable for shares of Series C Stock but instead will be exercisable for the number of shares of Common Stock into which the Series C Stock that the Warrant could have been exercised for prior thereto would have been convertible into, at an initial exercise price of $.04 per share of Common Stock under the Series C-1 Warrants and at initial exercise price of $.06 per share of Common Stock under the Series C-2 Warrants.

On June 14, 2009, 8,500,000 warrants were granted pursuant to the clauses outlined in the securities purchase agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $0.02 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On November 24, 2009, 6,000,000 warrants were granted to Marilyn Crawford pursuant to the clauses outlined in the advisory board agreement dated November 24, 2009.  Such warrants were issued at an exercise price of $0.023 per share; 3,000,000 warrant shares will vest at the rate of 125,000 per month, on the last day of the month, starting on December 31, 2009 and continuing, unless earlier terminated, for a period of 24 months.  The remaining 3,000,000 warrant shares shall vest at the rate of 500,000 shares for each $250,000 in revenue for which the Consultant is responsible as set forth in the Advisory Board Agreement; the warrants were scheduled to expire 3 years from the date of issuance.  On February 17, 2010, Roomlinx cancelled the Advisory Board Agreement, effectively canceling the 5,625,000 unvested warrants issued in connection with the November 24, 2009 Agreement.

On December 17, 2009, 3,100,000 warrants were granted pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $0.02 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On December 31, 2009, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.0200	3,100,000	2.96	$62,000		$-
$0.0230	6,000,000	2.90	$138,000		$-
$0.0200	8,500,000	2.47	$170,000		$-
$0.0600	20,000,000	1.55	$1,200,000		$-
$0.0400	20,000,000	1.55	$800,000		$-
$0.0300	7,000,000	2.45	$210,000		$-
$0.0200	1,000,000	2.45	$20,000		$-
$0.0200	1,962,500	2.45	$39,250		$-
$0.0300	3,900,000	1.99	$117,000		$-
$0.0750	10,963,333	0.17	$822,250		$-
	82,425,833		$3,578,500	$0.043	$-

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	24,825,833	$0.049

Issued	55,000,000	0.042

Exercised	-	-

Expired/Cancelled	-	-
Outstanding at January 1, 2009	79,825,833	$0.044

Issued	17,600,000	0.020

Exercised	-	-

Expired/Cancelled	(15,000,000)	0.020		-

Outstanding at December 31, 2009	82,425,833	$0.046	1.810	-

Exercisable at December 31, 2009	76,550,833	$0.045	1.810	-

The Company recorded deferred compensation expense of $89,750 in connection with warrants granted during the quarter ended December 31, 2009. The fair value of the warrant grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 111%, risk-free interest rate of 1.22% and no dividend yield. The weighted average fair value at the date of grant for warrants granted during the quarter ended December 31, 2009, averaged $0.015 per warrant.

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

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 120,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2009, options to purchase 18,066,667 shares were vested. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

On October 31, 2008, the Company’s board of directors approved the grant of an aggregate of 200,000 Incentive Stock Options and an aggregate of 100,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.017 per share, vest one-third (1/3) on each of the first three anniversaries of the employment date and expire 7 years from the date of grant.

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

On February 23, 2009, the Company’s board of directors approved the grant of an aggregate of 1,200,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $0.01 per share and vest in 12 equal installments over 12 months; the options expire 7 years from the date of issuance or upon termination of employment with the Company.

On March 5, 2009, the Stockholders approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 25,000,000 to 120,000,000.

On June 5, 2009, the Company’s board of directors approved a grant of 10,000,000 Incentive Stock Options to an officer and board member, pursuant to his employment agreement dated June 5, 2009.  Such options were issued at an exercise price of $0.033 per share and vest one-half (1/2) on each of the first two anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the Company.

On July 9, 2009, the Company’s board of directors approved the grant of an aggregate of 450,000 Incentive Stock Options.  Such options were issued at an exercise price of $0.025 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company.  100,000 of the qualified options terminated prior to the end of the year due to termination of employment.

On December 31, 2009, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0250	350,000	6.53	$8,750			$-
$0.0330	10,000,000	6.43	$330,000			$-
$0.0100	1,450,000	6.15	$14,500			$11,600
$0.0100	200,000	6.15	$2,000			$1,600
$0.0170	200,000	5.84	$3,400			$200
$0.0120	800,000	5.64	$9,600			$4,800
$0.0200	600,000	5.56	$12,000			$-
$0.0150	950,000	4.86	$14,250			$2,850
$0.0250	1,000,000	4.34	$25,000		$
$0.0200	13,500,000	3.89	$270,000			$-
$0.0260	1,000,000	2.61	$26,000			$-
$0.1000	500,000	0.07	$50,000			$-
	30,550,000		$765,500	$0.0251		$21,050

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	23,750,000	$0.022

Issued	2,300,000	0.017

Exercised	(4,000,000)	0.010

Expired/Cancelled	(1,900,000)	0.040

Outstanding at January 1, 2009	20,150,000	$0.022

Issued	12,200,000	0.029

Exercised	-	-

Expired/Cancelled	(1,800,000)	0.017

Outstanding at December 31, 2009	30,550,000	$0.025	4.910	$21,050

Vested at December 31, 2009	18,066,667	$0.022	4.440	$11,200

Exercisable at December 31, 2009	18,066,667	$0.022	4.440	$11,200

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

10.      Subsequent Events

On February 17, 2010, Roomlinx cancelled the Advisory Board Agreement with Marilyn Crawford effectively canceling the 5,625,000 unvested warrants issued in connection with the November 24, 2009 Agreement.

On March 10th, 2010, the Company, and Cenfin LLC executed a First Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009.  Pursuant to the Amendment, the Revolving Credit Commitment under the Original Agreement has been increased from $5,000,000 to $25,000,000 and the permitted Use of Proceeds has been expanded to include certain capital expenditures.  The remaining terms of the Original Agreement were not amended.

The Company has evaluated events subsequent to the balance sheet date of December 31, 2009 and has determined that there are no additional subsequent events that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our accountants during the past fiscal year, and we have not had any disagreements with our accountants for the period June 13, 2006 through December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2009. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Michael S. Wasik	40	Chief Executive Officer, Chief Financial Officer, and Chairman
Judson Just	39	Director
Christopher Blisard	42	Director

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

Judson P. Just, CFA has spent the last eleven years with PEAK6 Investments, LP as a Portfolio Manager for two private funds, an Analyst, Trader and Manager of the founding family’s Family Office.  Established in 1997, PEAK6 Investments, LP is a leading financial institution in Chicago with an established track record of success in proprietary trading. Recently recognized as one of ‘Chicago’s Best and Brightest Employers to Work For,’ the company is also rapidly expanding its commercial focus to include innovative initiatives in the online media, retail options brokerage and asset management.  Judson is also a Board member for Solution BioSciences, an animal health technology company; and Vassol Inc., the developer of NOVA® the first commercially available technology to measure actual blood flow rates in individual vessels using MRA/MRI scanners.  Prior to PEAK6, Judson spent six years as a Trader for Heartland Funds, a specialist in small cap equities.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Judson Just is the Company’s Audit Committee Financial Expert.  Mr. Just, as a CFA, is a portfolio manager and a financial expert.

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
Roomlinx, Inc., 2150 W. 6th Ave Unit H Broomfield, CO 80020, Attn.: Michael S. Wasik, Chief Executive Officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  During the fiscal year ended December 31, 2009, (i) Mr. Michael S. Wasik, our Chief Executive Officer and Chairman of the Board of Directors, filed a Form 4 reporting one transaction on a non-timely basis, (ii) Mr. Judson Just, a Director of the Company, filed ten Forms 4 reporting a total of 35 open market purchases on a non-timely basis and (iii) Lewis Opportunity Fund, L.P., the owner of more than 10% of our Common Stock, did not timely file a Form 3.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2009 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2009 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)

Michael S. Wasik	2009	$150,000	$-	$-	$78,068	$-	$-	$-	$228,068

Chief Executive Officer	2008	$150,000	$-	$-	$-	$-	$-	$-	$150,000

(1)    In 2009 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 142%, expected option life of 7.0 years and a risk-free interest rate of 3.25%.

Executive Employment Arrangements

On June 5, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Michael S. Wasik, our Chief Executive Officer and Chairman of the Board of Directors, replacing a prior employment agreement that had expired.  Pursuant to the Employment Agreement, Mr. Wasik continues to serve as our Chief Executive Officer for a starting base salary of $150,000 per year. In addition, Mr. Wasik is eligible for payment of a bonus based on his performance, as, when and in an amount determined by the Compensation Committee and/or the Board of Directors.  Assuming the achievement of all relevant performance criteria and established milestones, Mr. Wasik will have a target annual bonus of at least 100% of his base salary plus an incentive stock option to purchase 5,000,000 shares of our Common Stock.

The Employment Agreement may be terminated at any time by either the Company or Mr. Wasik; provided, however, that in the event Mr. Wasik terminates for “Good Reason” or the Company terminates without “Cause”, each as defined in the Employment Agreement, then Mr. Wasik shall, on the fulfillment of certain conditions, be entitled to severance compensation equal to twelve (12) months’ salary.

Further to the Employment Agreement and in consideration of services already performed, on June 5, 2009, Mr. Wasik was granted a stock option under our Long-Term Incentive Plan to purchase 10,000,000 shares of our Common Stock at an exercise price equal to $.033 per share, vesting fifty percent (50%) on each of June 5, 2010 and June 5, 2011.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2009)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S.
Wasik	1,000,000	0	0	$0.026	8/10/2012	0	$-	0	$-

Michael S.
Wasik	10,000,000	0	0	$0.020	11/20/2013	0	$-	0	$-

Michael S.
Wasik	0	10,000,000	0	$0.033	6/5/2016	0	$-	0	$-

Director Compensation Table – Fiscal Year-End December 31, 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael S. Wasik	$-	$-	$-	$-	$-	$-	$-

Judson Just	$-	$-	$-	$-	$-	$-	$-

Christopher Blisard	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2009, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of December 31, 2009 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company (“Cenfin”).  Cenfin is an affiliate of Jennifer Just and Matthew Hulsizer, joint owners of in excess of 20% of our Common Stock.  Jennifer Just is the sister of Judson Just, a Director of the Company.  Pursuant to the Credit Agreement, Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx agreed to issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $.02 per share.  Each Revolving Credit Note bears interest at a rate of 9% per annum and matures on the fifth anniversary of its issuance. Each Warrant is exercisable for a three year period from its issuance at an initial exercise price of $.02 per share. On June 14, 2009, 8,500,000 warrants were granted to Cenfin pursuant to the Credit Agreement.  The Credit Agreement was approved by a majority of the members of the Company’s Board of directors, excluding Judson Just.

As of September 30, 2009, the Company was in default under the Credit Agreement as a result of the Company’s failure to obtain duly executed account control agreements with respect to its primary depositary and disbursement accounts as required by the Credit Agreement.  On November 10, 2009, Cenfin waived such default and the Company and Cenfin amended the Credit Agreement to delete that requirement from the Credit Agreement on a going-forward basis.  At December 31, 2009, $464,000 of borrowings were outstanding under the Credit Agreement.

On December 17, 2009, 3,100,000 warrants were granted pursuant to Credit Agreement.  Such warrants were issued at an exercise price of $0.02 per share, vested immediately and expire three years from the date of issuance.

On March 10, 2010, the Company and Cenfin executed an amendment (the “Amendment”) to the Credit Agreement.  Pursuant to the Amendment, the Revolving Credit Commitment under the Credit Agreement was increased from $5,000,000 to $25,000,000 and the permitted Use of Proceeds was expanded to include certain capital expenditures.  The remaining terms of the Credit Agreement were not amended.  The Amendment was approved by a majority of the Company’s Board of directors, excluding Judson Just.  At March 19, 2010, $464,000 of borrowings were outstanding under the amended Credit Agreement.

On July 31, 2008, the Company sold and issued an aggregate of 1,000 shares of Series C Preferred Stock (“Series C Stock”) at a purchase price of $2,500 per share (or an aggregate of $2,500,000) to Matthew Hulsizer, Jennifer Just and certain affiliated trusts (the “Series C Investors”).  Jennifer Just is the sister of Judson Just, a Director of the Company since July 31, 2008.  The Series C Stock accrued dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of the Common Stock.  Pursuant to the Series C Preferred Stock Purchase Agreement, the Investors also received (i) Series C-1 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $4,000 per share of Series C Stock, and (ii) Series C-2 Warrants to purchase an aggregate of 200 shares of Series C Stock, at an initial exercise price of $6,000 per share of Series C Stock, each expiring on the third anniversary of their date of issuance.

On March 10, 2009, upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000 and pursuant to the terms of the Series C Stock Purchase Agreement, (i) all 1,000 shares of Series C Stock were converted into an aggregate of 100,000,000 shares of Common Stock, (ii) the Series C-1 Warrants were no longer exercisable for Series C Stock but instead became exercisable for an aggregate of 20,000,000 shares of Common Stock at an initial exercise price of $.04 per share and (iii) the Series C-2 Warrants were no longer exercisable for Series C Stock but instead became exercisable for an aggregate of 20,000,000 shares of Common Stock at an initial exercise price of $.06 per share.

On March 31, 2009 the Company’s Board of Directors approved and issued 6,102,151 shares of common stock with a fair value of $91,532 for the payment of previously accrued dividends on Series C Preferred Stock.

On June 11, 2007 and June 13, 2007, the Company sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”).  A majority of the principal amount of Convertible Debentures were sold to Lewis Opportunity Fund, L.P. and LAM Opportunity Fund Ltd., affiliates of Austin Lewis, a nominee for Director.

The Convertible Debentures bore interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of Common Stock at two and one-half cents ($.025) per share or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  All interest to date was paid in shares of Common Stock.

The Convertible Debentures were initially convertible into Series B Preferred Stock.  On March 10, 2009, upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 245,000,000 to 1,500,000,000 and pursuant to the terms of the Securities Purchase Agreement, the Convertible Debentures became convertible into shares of Common Stock, and not Series B Preferred Stock, at a conversion price of $0.02 per share.

On May 14 2009, $100,000 of the Convertible Debentures were converted into 5,000,000 shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Convertible Debentures.

On July 9, 2009, $100,000 of the Convertible Debentures were converted into 5,000,000 shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Convertible Debentures.

On September 9, 2009 $280,200 of the Convertible Debentures held by LAM Opportunity Fund Ltd. were converted into 14,010,000 shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Convertible Debentures.

On September 9, 2009, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) with Lewis Opportunity Fund, L.P., the holder of a majority of the then outstanding principal amount of Convertible Debentures.  Pursuant to the Conversion Agreement, all then outstanding Convertible Debentures (in an aggregate principal amount of $1,869,800) were converted into an aggregate of 93,490,000 shares of Common Stock at a conversion price of $0.02 per share.  Pursuant to the Conversion Agreement, the Company paid to the converting Debenture holders an aggregate of $112,188, an amount equal to interest that would have accrued on the converted principal amount of Convertible Debentures over a one (1) year period if the Convertible Debentures would not have been converted.

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock, as of March 5, 2010, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or any class or series of voting preferred stock; (ii) each of our named executive officers and directors; and (iii) all of our named executive officers and directors as a group.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person by conversion of convertible debt convertible and under options or warrants exercisable within 60 days of March 5, 2010 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.   The percentage ownership is based upon 387,190,259 shares of Common Stock and 720,000 shares of Class A Preferred Stock issued and outstanding as of March 5, 2010.  Shares of Class A Preferred Stock are non-voting and are not convertible into shares of Common Stock.

COMMON AND CLASS A PREFERRED STOCK

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik(1)	41,233,566	10.2%	0	*

Judson Just(2)	1,699,000	*	0	*

Christopher Blisard(3)	2,792,084	*	0	*

Jennifer Just(4) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80020	134,400,000	31.6%	0	*

Matthew Hulsizer(5) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80020	134,400,000	31.6%	0	*

All executive officers and directors (3 persons)	45,724,650	11.3%	0	*

* less than 1%

(1)
Includes (i) 25,233,566 outstanding shares owned by Mr. Wasik, (ii) options to purchase 1,000,000 shares at $0.026 per share which expire on August 10, 2012, (iii) options to purchase 10,000,000 shares at $0.02 per share which expire on November 20, 2013 and (iv) options to purchase 5,000,000 shares at $0.033 per share which expire on June 5, 2016.  Does not include options to purchase 5,000,000 shares at $0.033 per share which vest on June 5, 2011 and expire on June 5, 2016.

(2)	Includes 1,699,000 outstanding shares owned by Mr. Just. Does not include any shares beneficially owned by Jennifer Just, his sister.

(3)	Includes (i) 2,292,084 outstanding shares owned by Mr. Blisard and (ii) options to purchase 500,000 shares at $0.012 per share which expire on December 31, 2015.

(4)
Includes (i) 92,000,000 shares of Common Stock jointly owned with Matthew Hulsizer (ii) 4,000,000 shares of Common Stock owned by the Just Descendant Trust (of which Jennifer Just is Trustee), (iii) warrants jointly owned with Matthew Hulsizer expiring July 31, 2011 to purchase 18,400,000 shares of Common Stock at $.04 per share, (iv) warrants jointly owned with Matthew Hulsizer expiring July 31, 2011 to purchase 18,400,000 shares of Common Stock at $.06 per share, (v) warrants owned by the Just Descendant Trust expiring July 31, 2011 to purchase 800,000 shares of Common Stock at $.04 per share and (vi) warrants owned by the Just Descendant Trust expiring July 31, 2011 to purchase 800,000 shares of Common Stock at $.06 per share.

(5)
Includes (i) 92,000,000 shares of Common Stock jointly owned with Jennifer Just, (ii) 4,000,000 shares of Common Stock owned by the Hulsizer Descendant Trust (of which Matthew Hulsizer is Trustee), (iii) warrants jointly owned with Jennifer Just expiring July 31, 2011 to purchase 18,400,000 shares of Common Stock at $.04 per share, (iv) warrants jointly owned with Jennifer Just expiring July 31, 2011 to purchase 18,400,000 shares of Common Stock at $.06 per share, (v) warrants owned by the Hulsizer Descendant Trust expiring July 31, 2011 to purchase 800,000 shares of Common Stock at $.04 per share and (vi) warrants owned by the Hulsizer Descendant Trust expiring July 31, 2011 to purchase 800,000 shares of Common Stock at $.06 per share

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by Stark Winter Schenkein & Co LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2009, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2009, were $45,550.

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

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

Stark Winter Schenkein & Co LLP did not receive fees for services to the Company for the fiscal year ended December 31, 2009 or 2008 other than the fees for services described under “Audit Fees.”

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before Stark Winter Schenkein & Co LLC was engaged by the Company for the 2009 audit, Stark Winter Schenkein & Co LLC’s engagement and engagement letter were approved by the Company’s Board of Directors.

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

4.1 Form of Convertible Debenture, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007.

4.2 Form of Warrant issued to Creative Hospitality Associates, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008.

4.3 Form of Revolving Credit Note issued to Cenfin LLC, included as Exhibit A to the Revolving Credit, Security and Warrant Purchase Agreement attached as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 11, 2009.

4.4 Form of Warrant issued to Cenfin LLC, included as Exhibit B to the Revolving Credit, Security and Warrant Purchase Agreement attached as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 11, 2009.

4.5 Incentive Stock Option Agreement, dated June 5, 2009, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8-K filed on June 11, 2009.

10.1 Roomlinx, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the SEC on January 30, 2009

10.3 Employment agreement between the registrant and Michael Wasik is incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed with the SEC on August 16, 2005.

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

10.7 Revolving Credit, Security and Warrant Purchase Agreement, dated June 5, 2009, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2009.

10.8 Employment Agreement, dated June 5, 2009, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 11, 2009.

10.9 Debt Conversion Agreement, dated September 9, 2009, between Roomlinx, Inc. and Lewis Opportunity Fund, L.P., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2009.

10.10 First Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated March 10, 2010, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 11, 2010.

*  21.1 Subsidiaries of the Registrant.

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

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	03/25/10

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chairman of the Board of Directors

Date:	03/25/10

By:	/s/ Judson Just
Judson Just
Director

Date:	03/25/10

By:	/s/ Christopher Blisard
Christopher Blisard
Director

Date:	03/25/10