Form 10-Q
period 2010-03-31
ROOMLINX INC
filed 2010-05-17
CIK 1021096

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of May 12, 2010 was 423,790,259.

ROOMLINX, INC.

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010
	(Unaudited)	2009
ASSETS

Current assets:
Cash and cash equivalents	$489,217	$656,080
Accounts receivable, net	217,767	458,614
Lease receivable, current portion	91,254	85,145
Prepaid and other current assets	39,861	34,296
Inventory	244,936	240,755
Total current assets	1,083,035	1,474,890

Property and equipment, net	243,972	267,378
Lease receivable, non-current	313,495	341,620
Total assets	$1,640,502	$2,083,888

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$254,874	$341,233
Capital lease, current portion	9,797	9,615
Deferred revenue	175,050	200,477
Total current liabilities	439,721	551,325

Capital lease, non-current	13,316	15,840
Line of credit	464,000	464,000
Total liabilities	917,037	1,031,165

Stockholders’ equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value, 1,500,000,000 shares authorized:
387,190,252 shares issued and outstanding,	387,190	387,190
Additional paid-in capital	26,833,349	26,786,371
Accumulated (deficit)	(26,641,074)	(26,264,838)
Total stockholders’ equity	723,465	1,052,723
Total liabilities and stockholders’ equity	$1,640,502	$2,083,888

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Revenues
System sales and installation	$48,125	$24,804
Service, maintenance and usage	164,802	213,171
Media and entertainment	180,288	443,706
	393,215	681,680

Cost of good sold
System sales and installation	34,829	6,323
Service, maintenance and usage	99,896	154,023
Media and entertainment	102,926	388,988
	237,651	549,334
Gross profit	155,564	132,346

Operating expenses
Operations	162,868	88,678
Product development	70,553	87,909
Sales and marketing	130,482	97,953
General and administrative	146,596	114,689
Depreciation	23,406	12,931
	533,905	402,160
Operating loss	(378,341)	(269,814)

Other income (expense)
Interest expense	(10,754)	(41,931)
Financing expense	-	-
Derivative income (expense)	-	820,471
Foreign currency (loss)	(1,103)	(2,951)
Interest income	13,962	19,383
Other income (expense)	-	(39)
	2,105	794,933

Income (loss) before income taxes	(376,236)	525,119

Provision for income taxes	-	-

Net income (loss)	(376,236)	525,119

Series C Preferred dividend	-	29,032

Net income (loss) available to common shareholders	$(376,236)	$496,087

Net income (loss) per common share:
Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding:
Basic	387,190,253	168,153,580
Diluted	387,190,253	385,458,857

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(376,236)	$525,119

Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation	23,406	12,931
Derivative (income)	-	(820,471)
Derivative carrying value increase	-	7,164
Common stock, warrants, and options issued as compensation	46,978	14,494
Non-cash interest expense	-	35,443
Provision for uncollectible accounts	(8,232)	(10,780)
Changes in operating assets and liabilities:
Accounts receivable	249,079	28,785
Inventory and work in process	(4,181)	127,080
Prepaid and other current assets	(5,565)	(15,529)
Accounts payable and accrued expenses	(86,360)	22,828
Deferred revenue	(25,427)	(270,855)
Total adjustments	189,698	(868,910)

Net cash (used in) operating activities	(186,538)	(343,791)

Cash flows from investing activities:
Leases receivable	-	(61,122)
Payments received on leases receivable	22,016	10,603
Purchase of property and equipment	-	(584)

Net cash provided by (used in) investing activities	22,016	(51,103)

Cash flows from financing activities:
Payments on capital lease	(2,341)	-

Net cash used in financing activities	(2,341)	-

Net decrease in cash and equivalents	(166,863)	(394,894)

Cash and equivalents at beginning of period	656,080	1,941,215

Cash and equivalents at end of period	$489,217	$1,546,321

Supplemental Cash Flow Information
Cash paid for interest	$7,545	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for dividends	$-	$91,532

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended December 31, 2009.

Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation.

Per Share Amounts:    The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants.

Use of Estimates:  The preparation of the Company’s consolidates financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

On March 10, 2010 the Credit Agreement was amended to increase the aggregate revolving credit commitment to $25,000,000 and expand the permitted use of proceeds to include certain capital expenditures.  The rest of the terms remained in accordance with the original agreement.

At March 31, 2010 the balance of this line was $464,000, and will be repaid by 2014.  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of March 31, 2010.

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

On May 14, 2009, $100,000 of the debentures were converted into 5 million shares of Common Stock at a conversion price of $0.02 per share, the conversion price specified in the Debentures.

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

In valuing the embedded conversion option components of the bifurcated embedded derivative instruments and the options, at the time they were issued and at March 31, 2010, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, an estimated volatility of 250% based on a review of our historical volatility and the remaining period to the expiration date of the option or repayment date of the convertible debt instrument.  The risk-free rate of return used was 1.11%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options.

At December 31, 2009, and March 31, 2010, there were no derivative liabilities outstanding.

5.     Stockholders’ Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009.  As of March 31, 2010, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of March 31, 2010, were $149,520; these dividends have not been declared by the board so they are not included in accrued expenses.

Common Stock:    As of March 31, 2010 the Company has authorized 1,500,000,000 shares of $0.001 par value common stock.  As of March 31, 2010, there were 387,190,259 shares of common stock issued and outstanding.

Warrants:   On March 31, 2010, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0200	3,100,000	2.72	$62,000		$15,500
$0.0230	375,000	2.65	$8,625		$750
$0.0200	8,500,000	2.22	$170,000		$42,500
$0.0600	20,000,000	1.31	$1,200,000		$-
$0.0400	20,000,000	1.31	$800,000		$-
$0.0300	7,000,000	2.20	$210,000		$-
$0.0200	1,000,000	2.20	$20,000		$5,000
$0.0200	1,962,500	2.20	$39,250		$9,812
$0.0300	3,900,000	1.75	$117,000		$-
	65,837,500		$2,626,875	$0.043	$73,562

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	82,425,833	$0.044
Issued	-	-
Exercised	-	-
Expired/Cancelled	(16,588,333)	0.057
Outstanding at March 31, 2010	65,837,500	$0.024	1.890	$84,813
Exerciseable at March 31, 2010	65,837,500	$0.040	1.890	$84,813

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 120,000,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2010, options to purchase 30,500,000 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On March 31, 2010, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0250	350,000	6.28	$8,750		$-
$0.0330	10,000,000	6.19	$330,000		$-
$0.0100	1,450,000	5.90	$14,500		$21,750
$0.0100	200,000	5.90	$2,000		$3,000
$0.0170	200,000	5.59	$3,400		$1,600
$0.0120	800,000	5.39	$9,600		$10,400
$0.0200	600,000	5.31	$12,000		$3,000
$0.0150	950,000	4.61	$14,250		$9,500
$0.0250	1,000,000	4.10	$25,000		$-
$0.0200	13,500,000	3.64	$270,000		$67,500
$0.0260	1,000,000	2.36	$26,000		$-
	30,050,000		$715,500	$0.0238	$116,750

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	30,550,000	$0.025
Issued	-	-
Exercised	-	-
Expired/Cancelled	(500,000)	0.100

Outstanding at March 31, 2010	30,050,000	$0.024	4.850	$116,750
Vested at March 31, 2010	17,666,667	$0.020	4.420	$94,267
Exerciseable at March 31, 2010	17,666,667	$0.020	4.420	$94,267

5.      Subsequent Events

On April 27, 2010, Cenfin exercised 11,600,000 warrants at $0.02 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On April 29, 2010, Roomlinx entered into a securities purchase agreement with investors for an aggregate of 25,000,000 shares of common stock.  The shares were purchased at $0.04 per share for an aggregate of $1,000,000.

On April 12, 2010, the Board of Directors granted 2,244,000 aggregate incentive stock options to employees of Roomlinx and 681,250 non-incentive stock options to contractors of Roomlinx.  These options have an exercise price of $0.031, the fair market value on the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

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

This discussion should be read in conjunction with our consolidated financial statements and accompanying Notes included in this report and in the 2009 annual report on Form 10-K, as well as our reports on Form 8-K and other SEC filings.

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

The Company provides compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in ASC 718.  We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

Our revenues for the three months ended March 31, 2010 were $393,215, a decrease of $288,465 or 42% over our $681,680 in revenues for the three months ended March 31, 2009.  This decrease is primarily due to a lack of installations due to our focus on securing contracts with large hotel corporations.  The RFP (Request for Proposal) and contract process for these groups takes longer than our typical contract process and we are currently in the RFP process with three large hotel groups; This decrease in installations was offset slightly by an increase in our recurring revenue generated by our media and entertainment product; these revenues have increased to $112,058 or 311% over the $20,196 from first quarter last year. This is a strong validation of our shift in efforts towards maximizing recurring revenues resulting from our new product offering.

Our cost of goods sold for the three months ended March 31, 2010 was $237,651 a decrease of $311,683 or 57% over our $549,334 cost of goods sold for the three months ended March 31, 2009.  These results are primarily attributable to the lower sales as outlined above.  Also, in July 2009, we brought our call center in house; this eliminated the high cost of outsourcing as well as enabled us to use our workforce more efficiently.

Our gross profit for the three months ended March 31, 2010 was $155,564, an increase of $23,218 or 17% over the $132,346 gross profit for the three months ended March 31, 2009.  These results are primarily due to the higher gross profit margins of our recurring revenue stream related to our media and entertainment products and services. Another contributing factor is our increase in gross profit margins on the sales of our high speed internet access equipment and service upgrades.

Our operating expenses for the three months ended March 31, 2010 were $533,905 compared to $402,160 for the three months ended March 31, 2009, an increase of 33%.  This increase was due to the departmental changes detailed below.

Our operations department grew significantly throughout 2009 and had personnel expenses increase $58,923 from $73,856 to $132,779, and office expenses increased $15,267 from $14,823 to $30,090.  We reduced our product development departmental costs to $70,553 during the three months ended March 31, 2010 from $87,909 in 2009.  This decrease was primarily due to a decrease in personnel expense of $18,960 from $85,487 to $66,527 and a decrease in travel of $1,558 from $2,421 to 863 offset by an increase in office expenses of $3,163.

Our sales and marketing department expenses increased $32,529 to $130,482 in 2010 from $97,953 in 2009.  This increase is attributable to an increase in personnel expenses of $13,034, an increase in office expenses of $6,760, an increase in advertising expenses of $8,907, and an increase in travel expenses of $3,828.

Our general and administrative expenses increased $31,907 to $146,596 in 2010 from $114,689 in 2009. This increase is primarily attributable to an increase in personnel expense of $7,579, an increase in professional services of $8,449, and an increase in stock compensation expense of $ 32,484, offset by a decrease in office expenses of $16,670

Depreciation expense increased $10,475 to $23,406 in 2010 from $12,931 in 2009.  This increase is due to the depreciation of the equipment used for our resort model properties.

Our operating loss increased to $378,341 during the three months ended March 31, 2010 compared to and operating loss of $269,814 during the three months ended March 31, 2009. This increase is primarily a result of the increase in operating expenses from 2009 to 2010 and the decrease in first quarter revenues.

For the three months ended March 31, 2010, our non-operating income decreased to $13,962 compared to $839,854 during the three months ended March 31, 2009.  This decrease is primarily due to the derivative gains we received in 2009 of $820,471; without these gains we would have had $19,383 in non-operating income in 2009.  The remainder of the difference is due to a decrease in interest income.

Our non-operating expenses for the three months ended March 31, 2010 decreased to $11,857 from $44,921 during the three months ended March 31, 2009.  Our interest expense for the three months ended March 31, 2010 was $10,754 compared to $41,931 for the three months ended March 31, 2009, a decrease of 74%.  This decrease is primarily due to the conversion of our convertible debentures in 2009.  Due to our conversion of the convertible debentures we will no longer incur a 6% per annum interest expense going forward.  The company also started accruing interest on the line of credit in 2009. Our foreign currency loss improved to $1,103 for the three months ended March 31, 2010 as compared to $2,951 for the three months ended March 31, 2009, this decrease is due to the fluctuations in the value of the foreign currency.

During 2009, the Company was subject to the non-cash effects of derivatives.  During the three months ended March 31, 2009, there was a derivative gain of $820,471.  Due to our conversion of the convertible debentures we no longer incur the non-cash derivative gains or expenses.

For the three months ended March 31, 2010, we reported a net loss of $376,236, compared to a net gain of $496,087 for the three months ended March 31, 2009.  The decrease in non-cash derivative gains of $820,471 and the increase in expenses, offset by our increased higher gross profit margins relating to our media and entertainment product and services are primary factors in these results.

Fair Value of Financial Instruments.  ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Consolidations - ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards.  The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2010 we had $489,217 in cash and cash equivalents, which amount, in addition to the financing obtained to fund our interactive TV installations, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2010.  Working capital at March 31, 2010 was $643,314.

Operating Activities

Net cash used by operating activities was $186,538 for the three months ended March 31, 2010 as compared to $343,791 used for the three months ended March 31, 2009. The change was primarily due to the effect of derivative expense, stock compensation expense, and changes in operating assets.

Investing Activities

Net cash gained by investing activities was $22,016 for the three months ended March 31, 2010 as compared to $51,103 provided by investing activities for the three months ended March 31, 2009.  During the three months ended March 31, 2010 $22,016 in leases receivable payments, for our media and entertainment product installations, were received and no new leases were entered into, compared to leases payments of $10,603 and $61,122 in leases entered into in 2009.  During the three months ended March 31, 2010 there were no purchases of property and equipment, compared to $584 in 2009.

Financing Activities

Net cash used for financing activities was $2,342 for the three months ended March 31, 2010, attributable to payments on our capital lease for software compared to no cash used for financing for the three months ended March 31, 2009.

Contractual Obligations

We have operating and capital lease commitments. The following table summarizes these commitments at March 31, 2010:

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$236,650	56,796	170,388	9,466
Capital lease obligations	23,113	9,797	13,316	-
Total	$259,763	66,593	183,704	9,466

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $1,103 for the three months ended March 31, 2010 compared to a loss of $2,951 for the three months ended March 31, 2009. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar versus the US dollar.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2010, Cenfin LLC exercised previously issued warrants to acquire 11,600,000 shares of Roomlinx common stock for $0.02 per share, or an aggregate exercise price of $232,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1      Securities Purchase Agreement, dated April 29, 2010, among Roomlinx, Inc.,  Verition  Multi-Strategy  Master  Fund Ltd. and Wilmot Advisors LLC (incorporated by reference to Exhibit 10.1 of Roomlinx Current Report on Form 8-K filed with the SEC on May 5, 2010).

10.2      Registration Rights Agreement, dated April 29, 2010, among Roomlinx, Inc.,  Verition  Multi-Strategy  Master  Fund Ltd. and Wilmot Advisors LLC (incorporated by reference to Exhibit 10.2 of Roomlinx Current Report on Form 8-K filed with the SEC on May 5, 2010).

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	5/14/10

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	5/14/10