Form 10-Q
period 2010-06-30
ROOMLINX INC
filed 2010-08-03
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________ to _______________

Commission File Number: 000-26213

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of August 2, 2010 was 4,255,851.

ROOMLINX, INC.

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$910,664	$656,080
Accounts receivable, net	306,446	458,614
Leases receivable, current portion	158,590	85,145
Prepaid and other current assets	35,931	34,296
Inventory	312,002	240,755
Total current assets	1,723,633	1,474,890

Property and equipment, net	390,168	267,378
Leases receivable, non-current	679,002	341,620
Total assets	$2,792,803	$2,083,888

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$482,015	$337,796
Accrued interest	2,650	3,437
Capital lease, current portion	9,981	9,615
Deferred revenue	163,262	200,477
Total current liabilities	657,908	551,325

Capital lease, non-current	10,757	15,840
Line of credit	464,000	464,000

Stockholders' equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Series B - 2,000,000 shares authorized; none issued and outstanding	-	-
Series C - 1,400 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value, 200,000,000 shares authorized:
4,243,982 and 3,871,903 shares issued and outstanding, respectively	4,244	3,872
Additional paid-in capital	28,490,034	27,169,689
Accumulated (deficit)	(26,978,140)	(26,264,838)
Total stockholders' equity	1,660,138	1,052,723
Total liabilities and stockholders' equity	$2,792,803	$2,083,888

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Sales	$981,060	$427,019	$1,374,274	$1,108,699
Cost of goods sold	683,795	216,893	949,187	766,227
Gross profit	297,265	210,126	425,087	342,472

Operating expenses:
Operations	177,101	104,616	312,227	193,294
Product development	98,412	84,545	168,966	172,454
General and administrative	336,298	325,625	613,375	538,267
Depreciation	23,840	16,157	47,246	29,087
	635,651	530,943	1,141,814	933,102
Operating (loss)	(338,386)	(320,817)	(716,727)	(590,630)

Non-operating income (expense):
Interest expense	(10,836)	(44,531)	(21,590)	(86,463)
Derivative expense	-	(2,352,090)	-	(1,531,619)
Foreign currency (loss)	(635)	(2,433)	(1,738)	(5,383)
Other income	12,790	15,631	26,753	34,974
	1,319	(2,383,423)	3,425	(1,588,491)

(Loss) before income taxes	(337,067)	(2,704,240)	(713,302)	(2,179,121)

Provision for income taxes	-	-	-	-

Net (loss)	(337,067)	(2,704,240)	(713,302)	(2,179,121)

Series C Preferred dividend	-	-	-	29,032

Net (loss) available to common shareholders	$(337,067)	$(2,704,240)	$(713,302)	$(2,208,153)

Net (loss) per common share:
Basic and diluted	$(0.08)	$(1.00)	$(0.18)	$(1.01)

Weighted average shares outstanding:
Basic and diluted	4,140,230	2,700,314	4,006,808	2,193,739

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net (loss)	$(713,302)	$(2,179,121)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	47,246	29,087
Derivative expense	-	1,531,619
Derivative carrying value increase	-	16,658
Common stock, warrants, and options issued as compensation	88,717	224,800
Non-cash interest expense	-	70,210
Accrued series C preferred dividends	-	(29,032)
Provision for uncollectible accounts	4,527	(43,782)
Changes in operating assets and liabilities:
Accounts receivable	147,641	1,786
Inventory	(71,246)	(121,576)
Prepaid and other current assets	(1,635)	(5,420)
Accounts payable and accrued expenses	143,431	(70,658)
Deferred revenue	(37,215)	(94,904)
Total adjustments	321,466	1,508,788

Net cash (used by) operating activities	(391,836)	(670,333)

Cash flows from investing activities:
Leases receivable	(454,852)	(159,291)
Payments received on leases receivable	44,025	11,940
Purchase of property and equipment	(170,036)	(40,973)

Net cash (used by) investing activities	(580,863)	(188,324)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	1,232,000	-
Proceeds from line of credit	-	340,000
Payments on lease payable	(4,717)	-

Net cash provided by financing activities	1,227,283	340,000

Net increase (decrease) in cash and equivalents	254,584	(518,657)

Cash and equivalents at beginning of period	656,080	1,941,215

Cash and equivalents at end of period	$910,664	$1,422,558

Supplemental Cash Flow Information
Cash paid for interest	$21,495	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for dividends	$-	$91,532
Conversion of series C preferred stock to common stock	$-	$100,000
Common stock issued for debentures	$-	$197,376

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

1.     Overview and Summary of Significant Accounting Policies

Description of Business:    Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests. The Company may utilize third party contractors to install such hardware and software.

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-K as of and for the year ended December 31, 2009.

Basis of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SuiteSpeed, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform to the current year presentation.

Per Share Amounts:    The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants.

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010.

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

Derivative financial instruments:  We do not use derivative instruments to hedge exposures to interest rate, cash flow, market, or foreign currency risks.

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

Fair Value of Financial Instruments  ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as June 30, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximately their fair values.  These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Recently Issued Accounting Standards.  The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2009-13 was issued in September 2009, and provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

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

2.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement") with Cenfin LLC, a Delaware limited liability company (“Cenfin”), pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx will issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $2.00 per share. Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $2.00 per share.

On March 10, 2010 the Credit Agreement was amended to increase the aggregate revolving credit commitment to $25,000,000 and expand the permitted use of proceeds to include certain capital expenditures.  The rest of the terms remained in accordance with the original agreement.

At June 30, 2010 the balance of this line was $464,000, and will be repaid by December 2014.  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of June 30, 2010.

3.     Convertible Debentures

On June 11, 2007 and June 13, 2007, the Company sold an aggregate of $2,350,000 principal amount of Convertible Debentures due May 2012 (the “Convertible Debentures”) to a number of investors pursuant to a Securities Purchase Agreement (the “June Purchase Agreement”).  $2,300,000 of the debentures were purchased with cash and $50,000 was converted from a note payable.  As detailed below, no Convertible Debentures remain outstanding.

The Convertible Debentures were initially convertible into Series B Preferred Stock, which Series B Preferred Stock would not have be convertible into Common Stock until such time as the Company had a sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures would automatically be convertible into Common Stock and not Series B Preferred Stock.  The conversion price into shares of Common Stock of the Convertible Debentures was $2.00 per share, subject to certain standard anti-dilution adjustments.  In the event that the Convertible Debentures were not repaid when due, the conversion price would have been reduced to $1.00 per share.  Because this potential reduction in the conversion price effectively indexed the return to the investors to a factor other than the underlying value of our common stock, the embedded conversion option was bifurcated and accounted for separately as a derivative instrument liability.

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

The Convertible Debentures bore interest at an annual rate of 6%, payable quarterly, either in cash or, at the Company’s election, in shares of our capital stock at two dollars and fifty cents ($2.50) per share of common stock or a 10% discounted stock price from the average market price for the 20 business days preceding the interest payment date, whichever is greater.  All interest was settled in shares of common stock.

On May 14, 2009, $100,000 of the debentures were converted into 50,000 shares of Common Stock at a conversion price of $2.00 per share, the conversion price specified in the Debentures.

On July 7, 2009, $100,000 of the debentures were converted into 50,000 shares of Common Stock at a conversion price of $2.00 per share, the conversion price specified in the Debentures.

On September 9, 2009 $280,200 of the debentures were converted into 140,100 shares of common stock at a conversion price of $2.00 per share, the conversion price specified in the Debentures.

On September 9, 2009, the Company eliminated the majority of its outstanding debt and all convertible debentures by entering into a Debt Conversion Agreement (the “Conversion Agreement”) with Lewis Opportunity Fund, L.P., the holder of a majority of the then outstanding principal amount of Convertible Debentures issued by the Company on June 12, 2007 (the “Debentures”).  Pursuant to the Conversion Agreement, all then outstanding Debentures (in an aggregate principal amount of $1,869,800) were converted into an aggregate of 934,900 shares of Roomlinx common stock at a conversion price of $2.00 per share, the conversion price specified in the Debentures.  Pursuant to the Conversion Agreement, the Company agreed to pay to the converting Debenture holders an aggregate of $112,188, an amount equal to interest that would have accrued on the converted principal amount of Debentures over a one (1) year period if the Debentures would not have been converted.

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

On September 2009, upon the conversion of the convertible debentures, the derivative liabilities were terminated.

At December 31, 2009, and June 30, 2010, there were no derivative liabilities outstanding.

5.     Stockholders' Equity
All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and affected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value.  There are three designations of the class of preferred shares: Class A, Series B, and Series C Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  The Series B Preferred Stock is not entitled to any dividends.  The Series C stock accrues dividends at an annual rate of 6% per year, payable quarterly, either in cash or, at the Company’s election, shares of common stock through March 5, 2009.  As of June 30, 2010, there were 720,000 shares of Class A Preferred Stock, no shares of Series B Preferred Stock, and no shares of Series C Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of June 30, 2010, were $152,760; these dividends have not been declared by the board so they are not included in accrued expenses.

Common Stock:    Reverse Stock Split:    On May 28, 2010, Roomlinx shareholders approved a reverse stock split of the outstanding shares of common stock, pursuant to which each 100 shares of the Company’s pre-split common stock issued and outstanding was exchanged for one share of the Company’s post-split common stock.  After giving effect to the reverse stock split, there were 4,243,982 shares of Roomlinx common stock issued and outstanding.  All share and per share amounts presented in this report have been retroactively adjusted to reflect the reverse stock split.

As of June 30, 2010 the Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of June 30, 2010, there were 4,243,982 shares of common stock issued and outstanding.

On April 29, 2010, Roomlinx entered into a securities purchase agreement with investors for an aggregate of 250,000 shares of common stock.  The shares were purchased at $4.00 per share for an aggregate of $1,000,000.

Warrants:   On April 27, 2010, Cenfin exercised 116,000 warrants at $2.00 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On May 13, 2010, an individual exercised 5,000 warrants at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On May 13, 2010, an individual exercised 5,000 warrants at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On June 30, 2010, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.30	3,750	2.65	$8,625		$6,000
$6.00	200,000	1.31	$1,200,000		$-
$4.00	200,000	1.31	$800,000		$-
$3.00	70,000	2.20	$210,000		$63,000
$2.00	19,625	2.20	$39,250		$37,288
$3.00	39,000	1.75	$117,000		$35,100
	532,375		$2,374,875	$4.461	$141,388

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	824,258	$4.340
Issued	-	-
Exercised	(126,000)	4.461
Expired/Cancelled	(165,883)	5.737
Outstanding at June 30, 2010	532,375	$4.461	1.61	$141,388
Exercisable at June 30, 2010	532,375	$4.461	1.61	$141,388

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2010, options to purchase 325,753 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On April 12, 2010, the Board of Directors granted 22,440 aggregate incentive stock options to employees of Roomlinx and 6,813 non-incentive stock options to contractors of Roomlinx.  These options have an exercise price of $3.10, the fair market value on the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On June 30, 2010, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.10	29,253	6.03	$90,683		$23,402
$2.50	3,500	6.03	$8,750		$4,900
$3.30	100,000	5.94	$330,000		$60,000
$1.00	16,500	5.65	$16,500		$47,850
$1.70	2,000	5.34	$3,400		$4,400
$1.20	8,000	5.14	$9,600		$21,600
$2.00	7,000	5.06	$14,000		$13,300
$1.50	9,500	4.36	$14,250		$22,800
$2.50	10,000	3.85	$25,000		$14,000
$2.00	130,000	3.39	$260,000		$247,000
$2.60	10,000	2.12	$26,000		$13,000
	325,753		$798,183	$2.450	$472,252

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	306,500	$2.510
Issued	29,253	3.100
Exercised	-	-
Expired/Cancelled	(10,000)	6.000
Outstanding at June 30, 2010	325,753	$2.450	4.67	$472,252
Vested at June 30, 2010	174,887	$1.967	4.21	$337,867
Exercisable at June 30, 2010	174,887	$1.967	4.21	$337,867

The Company recorded deferred compensation expense of $83,413 in connection with options granted during the quarter ended June 30, 2010. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 128%, risk-free interest rate of 3.29% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended June 30, 2010, averaged $0.03 per option.

6.      Subsequent Events

On July 6, 2010, an investor exercised 19,625 warrants at $2.00 per share.  The exercise was cashless and resulted in 11,775 shares being issued.

On July 30, 2010, with effect as of July 15, 2010, the Company and Cenfin LLC entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (1) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such an adjustment may only occur once per year.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2009 Annual Report on Form 10-K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  Forward-looking statements may be identified by words such as “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends”, “should”, “seeks”, “future”, continue”, or the negative of such terms, or other comparable terminology. These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Forward-looking statements are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are based on our beliefs as well as assumptions made by and information currently available to us.  Factors that could cause actual results to differ materially include, but are not limited to:

●	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that products will not achieve or sustain market acceptance;
●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
●	competitive pressures including product offerings, pricing and promotional activities;
●	our ability to establish and maintain strategic relationships;
●	the possibility of product-related liabilities;
●	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
●	our ability to attract and retain qualified personnel;
●	the ability to successfully acquire and integrate Canadian Communications LLC;
●	regulatory and economic developments; and
●	those factors discussed in “Risk Factors” in our periodic filings with the SEC.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.

Because these statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.  Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

GENERAL

Overview

Roomlinx, Inc., a Nevada corporation ("we," "us" or the "Company"), provides three core products and services:

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

We provide wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel guests, convention center exhibitors and corporate apartment customers. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g/n/i.

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

In-room media and entertainment.

We provide in-room media and entertainment product and services for hotels, resorts, and time share properties.  The Company develops software and integrates hardware to facilitate the distribution of entertainment, business applications, national and local advertising, and on demand content.  The content consists of high definition and standard definition adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services and advice.

The Company provides proprietary software, an LCD television (optional), a media console (consisting of a DVD player, CD burner, and numerous input jacks for the hotel guest), a proprietary wireless keyboard with built-in mouse, and a proprietary remote control. The Company installs and supports these components.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive revenues primarily from selling our proprietary hardware and software to hotels, resorts and time share locations as well as delivering content and providing security and support of the media and entertainment product.  We derive additional revenue from the rental of movies, printing service, advertising and sale of products through our system.  We began marketing this product in September 2007.  Since June 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships.

Television Programming.

Our products provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

We derive revenues from the installation of the programming equipment we provide to hotels, resorts, and timeshare properties. We derive additional revenue from the television programming fees we provide to hotels, resorts, and timeshare properties. Customers typically pay a one-time fee for the installation of the equipment and then pay monthly programming fees for delivery of a specific TV channel lineup.

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room hotel, resort and timeshare entertainment, programming and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals and in the second quarter of 2010, we began to see the benefits of many of these decisions and investments, such as our success in being selected by a major hotel chain from among other industry participants.

Although our current quarter results demonstrate the initial success of our efforts, general economic conditions and market uncertainty may still negatively affect our financial results in future periods.  We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with sales “wins” and the resulting revenue stream, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses will exceed our revenues in the near term.  We have incurred operating losses since our inception.

Our previously announced pending preliminary non-binding agreement to acquire Canadian Communications LLC will, if the transaction is completed, be a further driver of sales growth and fill out the Company’s product and service offerings.

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

Inventory includes the cost of hardware, software, and labor which has been incurred by us for installation at our customers’ facilities, but has not been accepted by the customer.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

Our revenues for the three months ended June 30, 2010 were $981,060, an increase of $554,041 or 130% over our $427,019 in revenues for the three months ended June 30, 2009.  This increase is primarily due to increased installations and recurring revenue streams of our media and entertainment products.

Our cost of goods sold for the three months ended June 30, 2010 was $683,795 an increase of $466,902 or 215% over our $216,893 cost of goods sold for the three months ended June 30, 2009.  These results are primarily attributable to costs associated with the higher sales as outlined above and increased personnel and travel expenses related to our increased sales activity.

Our gross profit for the three months ended June 30, 2010 was $297,265, an increase of $87,139 or 41% over the $210,126 gross profit for the three months ended June 30, 2009.  This increase in gross profits is primarily due to revenue resulting from increased sales of goods and services, partially offset by the increased cost of goods sold.

Our operating expenses for the three months ended June 30, 2010 were $635,651 compared to $530,943 for the three months ended June 30, 2009, an increase of 20%.  This increase was due to the growth of our company throughout 2009 and 2010, including personnel and office expenses, in order to support and maintain our products and provide customer service.

Our operations department expenses increased $72,485 to $177,101 in the three months ended June 30, 2010 compared to the same period in 2009.  This increase is primarily due to the increased personnel and office expenses.  Personnel expenses increased $72,070 and office expenses increased $11,417.  These increases were offset by a decrease in travel expense of $11,002.

Our product development department expenses increased $13,867 to $98,412 in the three months ended June 30, 2010 compared to the same period in 2009.  This increase is primarily due to increased personnel, office, and travel expenses.  Personnel expenses increased $6,035, office expenses increased $6,799, and travel expenses increased $1,033.

Our general and administrative expenses increased by $10,673 to $336,298 in the three months ended June 30, 2010 compared to the same period in 2009. This increase is attributable to an increase in personnel, advertising, marketing, travel, bad debt, and professional service expenses; these increases were offset by reduced office, and stock compensation, expenses.  Personnel expenses increased $42,390, advertising and marketing expenses increased $18,969, travel expenses increased $8,933, bad debt expenses increased $21,913, and professional service expenses increased $9,475. Office expenses decreased $13,973, and stock compensation expense decreased $77,035,

Depreciation expense increased $7,683 to $23,840 in the three months ended June 30, 2010 compared to the same period in 2009.  This increase is due to an increase in equipment used for our resort model properties which is subject to depreciation.

Our operating loss increased to $338,386 during the three months ended June 30, 2010 compared to an operating loss of $320,817 during the three months ended June 30, 2009. This 6% increase is primarily a result of the increase in operating expenses noted above.

For the three months ended June 30, 2010, our non-operating income decreased to $12,790 compared to $15,631 during the three months ended June 30, 2009.  This decrease is primarily due to a decrease in interest income.

Our non-operating expenses for the three months ended June 30, 2010 decreased to $11,471 from $46,964 during the three months ended June 30, 2009.  Our interest expense for the three months ended June 30, 2010 was $10,836 compared to $44,531 for the three months ended June 30, 2009, a decrease of 76%.  This decrease is primarily due to the conversion of our convertible debentures in 2009, partially offset by interest accruing under our line of credit of $10,836 in the quarter ended June 30, 2010.  Our foreign currency loss improved to $635 for the three months ended June 30, 2010 as compared to $2,433 for the three months ended June 30, 2009; this decrease is due to the fluctuations in the value of the foreign currency.

During 2009, the Company was subject to the non-cash effects of derivatives.  For the three months ended June 30, 2009, there was a derivative loss of $2,352,090.  Due to our conversion of the convertible debentures we no longer incur the non-cash derivative gains or expenses.

For the three months ended June 30, 2010, we reported a net loss of $337,067, compared to a net loss of $2,704,240 for the three months ended June 30, 2009.  The decrease in our net loss is primarily attributable to the non-reoccurring nature of the non-cash derivative losses of $2,352,090 which occurred in the quarter ended June 30, 2009.

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

Our revenues for the six months ended June 30, 2010 were $1,374,274, an increase of $265,575 or 24% over our $1,108,699 in revenues for the six months ended June 30, 2009.  This increase is primarily due to increased installations and recurring revenue streams of our media and entertainment products.

Our cost of goods sold for the six months ended June 30, 2010 was $949,187 an increase of $182,960 or 24% over our $766,227 cost of goods sold for the six months ended June 30, 2009.  These results are primarily attributable to costs associated with the higher sales as outlined above.

Our gross profit for the six months ended June 30, 2010 was $425,087, an increase of $82,615 or 24% over the $342,472 gross profit for the six months ended June 30, 2009.  These results are also primarily due to the revenue from increased sales of goods and services as detailed above, partially offset by increased cost of goods sold.

Our operating expenses for the six months ended June 30, 2010 were $1,141,814 compared to $933,102 for the six months ended June 30, 2009, an increase of 22%.  This increase was primarily due to the growth of company throughout 2009 and 2010, including personnel and office expenses, in order to support and maintain our products and provide customer service.

Our operations department expenses increased $118,933 to $312,227 in the six months ended June 30, 2010 compared to the same period in 2009.  This increase is primarily due to the increased personnel and office expenses.  Personnel expenses increased $103,252 and office expenses increased $21,151.  These increases were offset by a decrease in travel expense of $11,002.

Our product development department expenses decreased $3,488 to $168,966 in the six months ended June 30, 2010 compared to the same period in 2009.  This decrease is primarily due to decreased personnel and travel expenses offset by increased office expenses.  Personnel expenses decreased $12,926 and travel expenses decreased $525. Office expenses increased $9,962.

Our general and administrative expenses increased by $75,108 to $613,375 in the six months ended June 30, 2010 compared to the same period in 2009. This increase is attributable to an increase in personnel, advertising, marketing, travel, bad debt, and professional service expenses; these increases were offset by reduced office, and stock compensation, expenses.  Personnel expenses increased $60,753, advertising and marketing expenses increased $27,875, travel expenses increased $12,826, bad debt expenses increased $37,140, and professional service expenses increased $4,948. Office expenses decreased $23,883, and stock compensation expense decreased $44,551,

Depreciation expense increased $18,159 to $47,246 in the six months ended June 30, 2010 compared to the same period in 2009.  This increase is due an increase in the equipment used for our resort model properties, which is subject to depreciation.

Our operating loss increased to $716,727 during the six months ended June 30, 2010 compared to an operating loss of $590,630 during the six months ended June 30, 2009. This 21% increase is primarily a result of the increase in operating expenses noted above.

For the six months ended June 30, 2010, our non-operating income decreased to $26,753 compared to $34,974 during the six months ended June 30, 2009.  This decrease is primarily due to a decrease in interest income.

Our non-operating expenses for the six months ended June 30, 2010 decreased to $23,328 from $91,846 during the six months ended June 30, 2009.  Our interest expense for the six months ended June 30, 2010 was $21,590 compared to $86,463 for the six months ended June 30, 2009, a decrease of 75%.  This decrease is primarily due to the conversion of our convertible debentures in 2009 partially offset by interest accruing under our line of credit of $21,590 in the six months ended June 30, 2010.  Our foreign currency loss improved to $1,738 for the six months ended June 30, 2010 as compared to $5,383 for the six months ended June 30, 2009; this decrease is due to the fluctuations in the value of the foreign currency.

During 2009, the Company was subject to the non-cash effects of derivatives.  During the six months ended June 30, 2009, there was a derivative loss of $1,531,619.  Due to our conversion of the convertible debentures we no longer incur the non-cash derivative gains or expenses.

For the six months ended June 30, 2010, we reported a net loss of $713,302, compared to a net loss of $2,179,121 for the six months ended June 30, 2009.  The decrease in our net loss is primarily attributable to the non-reoccurring nature of the non-cash derivative losses of $1,531,619 which occurred in the six months ended June 30, 2009.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 2010 we had $910,664 in cash and cash equivalents.  We believe that our cash, cash equivalents, future cash flows from operations, financing obtained to fund our interactive TV installations from third parties, and our borrowing capacity under our line of credit with Cenfin, taken together, provide adequate resources to fund ongoing operating cash requirements through 2010 and 2011.  We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report.  We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.  Working capital at June 30, 2010 was $1,065,724.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, a combination thereof or otherwise. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Operating Activities

Net cash used by operating activities was $391,836 for the six months ended June 30, 2010 as compared to $670,333 used for the six months ended June 30, 2009. The change was primarily due to the effect of derivative expense, stock compensation expense, and changes in operating assets.

Investing Activities

Net cash used by investing activities was $580,863 for the six months ended June 30, 2010 as compared to $188,324 used by investing activities for the six months ended June 30, 2009.  During the six months ended June 30, 2010 $44,025 in leases receivable payments were received and $454,852 in new leases were entered into, compared to leases payments of $11,940 and $159,291 in leases entered into in 2009.  During the six months ended June 30, 2010 there were $170,036 purchases of property and equipment, compared to $40,973 in the same period in 2009.  This increase is primarily due to purchases of equipment.

Financing Activities

Net cash provided by financing activities was $1,227,283 for the six months ended June 30, 2010, compared to $340,000 net cash provided by financing for the six months ended June 30, 2009. In 2010 we had equity sales that provided a net $1,000,000, and warrant conversions that provided a net $232,000; this was offset by lease payments on software of $4,717.  In 2009 we had $340,000 provided by a draw on our line of credit.

Contractual Obligations

We have operating and capital lease commitments. The following table summarizes these commitments at June 30, 2010:

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$222,451	$56,796	$170,388	-
Capital lease obligations	23,732	9,981	13,731	-
Total	$246,183	$66,777	$184,119	-

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.  As a result of the Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement discussed in Part II, Item 5 below, starting in the quarter ending September 30, 2010, we will be exposed to market risks associated with changes in interest rates on amounts borrowed under our Revolving Credit, Security and Warrant Purchase Agreement with Cenfin LLC (the “Credit Agreement”).  As of July 15, 2010, the interest rate under the Credit Agreement was 5% versus 9% prior to the Second Amendment.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $1,738 for the six months ended June 30, 2010 compared to a loss of $5,383 for the six months ended June 30, 2009. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar versus the US dollar.

Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar have a direct effect on our reported consolidated results.  We do not hedge against the possible impact of this risk.  A 10 percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer/Principal Accounting Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2010, Cenfin exercised 116,000 warrants at $2.00 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On May 13, 2010, an individual exercised 5,000 warrants at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On May 13, 2010, an individual exercised 5,000 warrants at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On July 30, 2010, with effect as of July 15, 2010, the Company and Cenfin LLC entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment is attached hereto as Exhibit 10.3 and is incorporated by reference herein.  The Amendment was entered into for the purpose of (1) changing the interest rate charged from 9% to the Federal Funds Rate plus 5% and (2) changing the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such adjustment may not occur more than once in any year.

On July 30, 2010, but with effect as of May 28, 2010, the Company entered into individual indemnification agreements with each of its directors (collectively, the “Indemnification Agreements”). The standard form of indemnification agreement was approved by the Company’s Board of Directors. The Indemnification Agreements implement with more specificity the indemnification provisions provided by the Company’s by-laws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such director or officer against any and all losses, expenses and liabilities arising out of such director’s or officer’s service as a director or officer of the Company, as the case may be. The Indemnification Agreements also contain detailed provisions concerning expense advancement and reimbursement. The Indemnification Agreements are in addition to any other rights each non-employee director or officer may be entitled to under the Company’s articles of incorporation, by-laws and applicable law. The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the form of indemnity agreement, which has been attached to this Form 10-Q as Exhibit 10.4.

Item 6. Exhibits

10.1 Securities Purchase Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2 Registration Rights Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.3 Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated July 30, 2010, between Roomlinx, Inc. and Cenfin LLC.

10.4 Form of Director Indemnification Agreement, dated July 30, 2010, between Roomlinx, Inc. and each of its directors.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
Chief Financial Officer

Date:	August 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer,
Chief Financial Officer and Director

Date:	August 2, 2010