Form 10-Q
period 2010-09-30
ROOMLINX INC
filed 2010-11-15
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Yes ☐ No ☐

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of November 9, 2010, was 4,958,915.

ROOMLINX, INC.

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$961,121	$656,080
Accounts receivable, net	582,791	458,614
Leases receivable, current portion	282,972	85,145
Prepaid and other current assets	74,111	34,296
Inventory	1,177,728	240,755
Total current assets	3,078,723	1,474,890

Property and equipment, net	420,158	267,378
Leases receivable, non-current	1,077,933	341,620
Total assets	$4,576,814	$2,083,888

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$467,468	$337,796
Accrued interest	7,187	3,437
Capital lease, current portion	10,170	9,615
Deferred revenue	204,203	200,477
Total current liabilities	689,028	551,325

Capital lease, non-current	8,142	15,840

Line of credit, net of discount	1,009,320	464,000

Stockholders' equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
4,613,915 and 3,871,903 shares issued and outstanding, respectively	4,614	3,872
Additional paid-in capital	30,071,577	27,169,689
Accumulated (deficit)	(27,349,867)	(26,264,838)
Total stockholders' equity	2,870,324	1,052,723
Total liabilities and stockholders' equity	$4,576,814	$2,083,888

The accompanying notes are an intergral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Sales	$1,282,180	$553,957	$2,656,455	$1,662,656
Cost of goods sold	1,045,453	380,952	1,994,639	1,147,179
Gross profit	236,727	173,005	661,816	515,477

Operating expenses:
Operations	181,163	133,748	493,390	327,042
Product development	91,438	65,511	260,404	237,965
General and administrative	303,036	360,021	916,412	898,288
Depreciation	35,816	15,890	83,062	44,978
	611,453	575,170	1,753,268	1,508,273
Operating (loss)	(374,726)	(402,165)	(1,091,452)	(992,796)

Non-operating income (expense):
Interest expense	(15,322)	(176,677)	(36,912)	(263,140)
Financing Expense	(10,052)	(99)	(10,052)	(99)
Derivative expense	-	122,263	-	(1,409,356)
Foreign currency (loss)	(942)	(210)	(2,680)	(5,594)
Other income	29,316	19,915	56,068	54,891
	3,000	(34,808)	6,424	(1,623,298)

(Loss) before income taxes	(371,726)	(436,973)	(1,085,028)	(2,616,094)

Provision for income taxes	-	-	-	-

Net (loss)	(371,726)	(436,973)	(1,085,028)	(2,616,094)

Series C Preferred dividend	-	-	-	29,032

Net (loss) available to common shareholders	$(371,726)	$(436,973)	$(1,085,028)	$(2,645,126)

Net (loss) per common share:
Basic and diluted	$(0.08)	$(0.14)	$(0.26)	$(1.07)

Weighted average shares outstanding:
Basic and diluted	4,406,241	3,039,004	4,141,416	2,478,590

The accompanying notes are an intergral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net (loss)	$(1,085,028)	$(2,616,094)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	83,062	44,978
Derivative expense	-	1,409,356
Derivative carrying value increase	-	15,868
Common stock, warrants, and options issued as compensation	132,897	181,569
Non-cash interest expense	10,052	104,574
Series C preferred dividends paid in stock	-	91,532
Provision for uncollectible accounts	3,515	39,179
Changes in operating assets and liabilities:
Accounts receivable	(127,692)	(100,578)
Inventory	(948,973)	21,032
Prepaid and other current assets	(39,815)	(13,172)
Accounts payable and accrued expenses	131,256	(193,698)
Deferred revenue	3,726	(193,226)
Total adjustments	(751,972)	1,407,414

Net cash (used by) operating activities	(1,837,000)	(1,208,680)

Cash flows from investing activities:
Leases receivable	(1,025,840)	(234,391)
Payments received on leases receivable	91,700	29,174
Purchase of property and equipment	(221,676)	(163,329)

Net cash (used by) investing activities	(1,155,816)	(368,546)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	2,323,000	-
Proceeds from line of credit	982,000	340,000
Payments on capital lease payable	(7,143)	(2,954)

Net cash provided by financing activities	3,297,857	337,046

Net increase (decrease) in cash and equivalents	305,041	(1,240,180)

Cash and equivalents at beginning of period	656,080	1,941,215

Cash and equivalents at end of period	$961,121	$701,035

Supplemental Cash Flow Information
Cash paid for interest	$31,907	$129,000
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Purchase of property and equipment in exchange for capital lease	$-	$30,000
Conversion of series C preferred stock to common stock	$-	$100,000
Common stock issued for debentures	$-	$3,411,362
Cashless exercise of warrants	$18	$-

The accompanying notes are an intergral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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

Per Share Amounts:    The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.

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

Fair Value of Financial Instruments ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as September 30, 2010.

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

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU was adopted during the period ended September 30, 2010.

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

ASU 2010-20 was issued in July 2010, and provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010.

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

On July 30, 2010, with effect as of July 15, 2010, the Company and Cenfin LLC entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (1) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year, but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such an adjustment may only occur once per year.

At September 30, 2010, the Company had drawn $1,446,000 on the line of credit, with draws of $982,000 during the nine months ended September 30, 2010.  These advances will be repaid at various dates in 2014 and 2015.  At September 30, 2010, the balance on the line of credit is reduced by a discount in the amount of $436,680 (see Note 5).  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of September 30, 2010.

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

The Convertible Debentures were initially convertible into Series B Preferred Stock, which Series B Preferred Stock would not have been convertible into Common Stock until such time as the Company had a sufficient number of shares of Common Stock authorized to permit the conversion of the Convertible Debentures into Common Stock, at which time the Convertible Debentures would automatically be convertible into Common Stock and not Series B Preferred Stock.  The conversion price into shares of Common Stock of the Convertible Debentures was $2.00 per share, subject to certain standard anti-dilution adjustments.  In the event that the Convertible Debentures were not repaid when due, the conversion price would have been reduced to $1.00 per share.  Because this potential reduction in the conversion price effectively indexed the return to the investors to a factor other than the underlying value of our common stock, the embedded conversion option was bifurcated and accounted for separately as a derivative instrument liability.

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

At December 31, 2009, and September 30, 2010, there were no derivative liabilities outstanding.

5.     Stockholders' Equity

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and affected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2010 and December 31, 2009, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of September 30, 2010, were $156,000; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

Common Stock:    Reverse Stock Split:    On May 28, 2010, shareholders approved a reverse stock split of the outstanding shares of common stock, pursuant to which each 100 shares of the Company’s pre-split common stock issued and outstanding was exchanged for one share of the Company’s post-split common stock.  After giving effect to the reverse stock split, there were 4,243,982 shares of common stock issued and outstanding.  All share and per share amounts presented in this report have been retroactively adjusted to reflect the reverse stock split.

As of September 30, 2010 the Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of September 30, 2010, there were 4,613,915 shares of common stock issued and outstanding.

On August 17, 2010, the Company entered into a securities purchase agreement with investors for an aggregate of 187,500 shares of common stock.  The shares were purchased at $4.00 per share for an aggregate of $750,000.

Warrants:   On July 6, 2010, an investor exercised 19,625 warrants at $2.00 per share.  The exercise was cashless and resulted in 11,775 shares being issued.

On August 2, 2010, 170,500 warrants were granted to Cenfin, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On August 30, 2010, Cenfin exercised 170,500 warrants at $2.00 per share, for an aggregate of $341,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On September 30, 2010, 75,000 warrants were granted to Cenfin, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On September 30, 2010, the Company had the following outstanding warrants:

Revised Exercise Price	Revised Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.0000	75,000	2.00	$ 150,000		$ 187,500
$2.3000	3,750	2.15	$ 8,625		$ 8,250
$6.0000	200,000	0.81	$ 1,200,000		$ -
$4.0000	200,000	0.81	$ 800,000		$ 100,000
$3.0000	70,000	1.70	$ 210,000		$ 105,000
$3.0000	39,000	1.24	$ 117,000		$ 58,500
	587,750		$ 2,485,625	$ 4.23	$ 459,250

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	824,258	$ 4.340
Issued	245,500	2.000
Exercised	316,125	2.000
Expired/Cancelled	165,883	5.737
Outstanding at September 30, 2010	587,750	$ 4.229	1.310	$ 459,250
Exercisable at September 30, 2010	587,750	$ 4.229	1.310	$ 459,250

The fair value of the warrants granted August 2, 2010 was $540,616. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 118%, risk-free interest rate of .85% and no dividend yield. The weighted average fair value at the date of grant for warrants granted August 2, 2010, averaged $3.17 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $301,567 in connection with this warrant grant.

The fair value of the warrants granted September 30, 2010 was $281,265. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 129%, risk-free interest rate of .64% and no dividend yield. The weighted average fair value at the date of grant for warrants granted September 30, 2010, averaged $3.75 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $145,165 in connection with this warrant grant.

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2010, options to purchase 322,253 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On September 17, 2010, the Board of Directors granted 4,500 aggregate incentive stock options to employees of Roomlinx.  These options have an exercise price of $4.80, the average of the high and low market value on the day prior to the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On September 30, 2010, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.8000	4,000	6.97	$ 19,200		$ -
$3.1000	21,755	6.54	$ 67,441		$ 30,457
$2.5000	3,500	5.78	$ 8,750		$ 7,000
$3.3000	100,000	5.68	$ 330,000		$ 120,000
$1.0000	16,500	5.40	$ 16,500		$ 57,750
$1.7000	2,000	5.09	$ 3,400		$ 5,600
$1.2000	8,000	4.89	$ 9,600		$ 26,400
$2.0000	7,000	4.81	$ 14,000		$ 17,500
$1.5000	9,500	4.11	$ 14,250		$ 28,500
$2.5000	10,000	3.59	$ 25,000		$ 20,000
$2.0000	130,000	3.14	$ 260,000		$ 325,000
$2.6000	10,000	1.86	$ 26,000		$ 19,000
	322,255		$ 794,141	$ 2.4643	$ 657,207

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	306,500	$ 2.510
Issued	33,755	6.620
Exercised	-	-
Expired/Cancelled	18,000	4.758
Outstanding at September 30, 2010	322,255	$ 2.464	5.41	$ 657,207
Vested at September 30, 2010	242,498	$ 2.203	4.42	$ 557,112
Exercisable at September 30, 2010	242,498	$ 2.203	4.42	$ 557,112

The Company recorded deferred compensation expense of $20,178 in connection with options granted September 17, 2010. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 136%, risk-free interest rate of 2.14% and no dividend yield. The weighted average fair value at the date of grant for options granted September 17, 2010, averaged $4.48 per option.

6.      Subsequent Events

On October 1, 2010, Cenfin exercised 75,000 warrants at $2.00 per share, for an aggregate of $150,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  Roomlinx, Canadian Communications, LLC, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement providing for the above described transaction.

On October 1, 2010, Roomlinx entered into an Employment Agreement with Mr. Garneau to serve as Chief Financial Officer.   Effective with Mr. Garneau’s appointment as Chief Financial Officer, Mike Wasik, Roomlinx’s Chief Executive Officer no longer holds the title or responsibilities of Chief Financial Officer.

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

Our acquisition of Canadian Communications, LLC will be a further driver of sales growth and fill out the Company’s product and service offerings.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

Our revenues for the three months ended September 30, 2010 were $1,282,180, an increase of $728,223 or 131% over our $553,957 in revenues for the three months ended September 30, 2009.  This increase is primarily due to a large hardware sale as well as increased recurring revenue streams of our media and entertainment products.

Our cost of goods sold for the three months ended September 30, 2010 was $1,045,453 an increase of $664,501 or 174% over our $380,952 cost of goods sold for the three months ended September 30, 2009.  These results are primarily attributable to costs associated with the higher sales as outlined above.  The cost of goods associated with the sale of hardware referenced above made up $846.817 or 81% of our cost of goods number for the quarter.

Our gross profit for the three months ended September 30, 2010 was $236,727, an increase of $63,722 or 37% over the $173,005 gross profit for the three months ended September 30, 2009.  This increase in gross profits is primarily due to revenue resulting from increased sales of goods and services.  Our margins have decreased from the same period in 2009 due to the large hardware sale where we realized a margin of 5%.

Our operating expenses for the three months ended September 30, 2010 were $611,453 compared to $575,170 for the three months ended September 30, 2009, an increase of 6%.  This increase was primarily due to the growth of our company throughout 2009 and 2010, including personnel and office expenses, in order to support and maintain our products and provide customer service.

Our operations department expenses increased $47,415 to $181,163 in the three months ended September 30, 2010 compared to the same period in 2009.  This increase is primarily due to the increased personnel and office expenses.  Personnel expenses increased $37,291 and office expenses increased $27,868.  These increases were offset by a decrease in travel expense of $17,744.

Our product development department expenses increased $25,927 to $91,438 in the three months ended September 30, 2010 compared to the same period in 2009.  This increase is primarily due to increased personnel, office, and travel expenses.  Personnel expenses increased $14,504, office expenses increased $10,320, and travel expenses increased $1,103.

Our general and administrative expenses decreased by $56,985 to $303,036 in the three months ended September 30, 2010 compared to the same period in 2009. This decrease is primarily attributable to a decrease in bad debt expense of $65,140, a decrease in office expense of $30,611, a decrease in travel expense of $3,973, and a decrease in finance expense of $3,872.  These decreases were partially offset by an increase in personnel expense of $32,141, an increase in advertising expense of $11,399, and an increase in professional services of $3,071.

Depreciation expense increased by $19,926 to $35,816 in the three months ended September 30, 2010 compared to the same period in 2009.  This increase is due to an increase in equipment used for our resort model and pilot properties which is subject to depreciation.

Our operating loss decreased to $374,726 during the three months ended September 30, 2010 compared to an operating loss of $402,165 during the three months ended September 30, 2009. This 7% decrease is primarily the result of operating expense reductions noted above.

For the three months ended September 30, 2010, our non-operating income increased to $29,316 compared to $19,915 during the three months ended September 30, 2009.  This increase is primarily due to an increase in interest income.

Our non-operating expenses for the three months ended September 30, 2010 decreased to $26,316 from $176,986 during the three months ended September 30, 2009.  This decrease is primarily due to a decrease in interest expense, of $161,355, partially offset by an increase in financing expense of $9,953 and an increase in foreign exchange expense of $732.

During 2009, the Company was subject to the non-cash effects of derivatives.  For the three months ended September 30, 2009, there was a derivative gain of $122,263.  Due to our conversion of the convertible debentures, we no longer incur the non-cash derivative gains or expenses.

For the three months ended September 30, 2010, we reported a net loss of $371,726, compared to a net loss of $436,973 for the three months ended September 30, 2009.  The decrease in our net loss is primarily attributable to the decrease in our operating and non-operating losses, offset by increased non-operating income.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

Our revenues for the nine months ended September 30, 2010 were $2,656,455, an increase of $993,799 or 60% over our $1,662,656 in revenues for the nine months ended September 30, 2009.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Our cost of goods sold for the nine months ended September 30, 2010 was $1,994,639 an increase of $847,460 or 74% over our $1,147,179 cost of goods sold for the nine months ended September 30, 2009.  The cost of goods associated with the large hardware sale, mentioned in the quarterly numbers, represents $846,817 or 42% of this number.  The remaining results are primarily attributable to costs associated with the increased support and installation sales.

Our gross profit for the nine months ended September 30, 2010 was $661,816, an increase of $146,339 or 28% over the $515,477 gross profit for the nine months ended September 30, 2009.  These results are also primarily due to the revenue from increased sales of goods and services as detailed above, partially offset by increased cost of goods sold. Our margins have decreased from the same period in 2009 due to the large hardware sale where we realized a margin of 5%.

Our operating expenses for the nine months ended September 30, 2010 were $1,753,268 compared to $1,508,273 for the nine months ended September 30, 2009, an increase of 16%.  This increase was primarily due to the growth of our company throughout 2009 and 2010, including personnel and office expenses, in order to support and maintain our products and provide customer service.

Our operations department expenses increased $166,348 to $493,390 in the nine months ended September 30, 2010 compared to the same period in 2009.  This increase is primarily due to the increased personnel and office expenses.  Personnel expenses increased $140,543 and office expenses increased $54,552.  These increases were offset by a decrease in travel expense of $28,747.

Our product development department expenses increased $22,439 to $260,404 in the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease is primarily due to increased personnel office, and travel expenses.  Personnel expenses increased $1,578, office expenses increased $20,282, and travel expenses increased $579.

Our general and administrative expenses increased by $18,124 to $916,412 in the nine months ended September 30, 2010 compared to the same period in 2009. This increase is primarily attributable an increase in personnel expense of $92,894, an increase in advertising expense of $39,275, an increase in travel expenses of $8,853, and an increase in professional services of $8,629.  These increases were partially offset by a decrease in office expense of $54,494, a decrease in finance expense of $48,841, and a decrease in bad debt expense of $28,192.

Depreciation expense increased $38,084 to $83,062 in the nine months ended September 30, 2010 compared to the same period in 2009.  This increase is due an increase in the equipment used for our resort model and pilot properties, which is subject to depreciation.

Our operating loss increased to $1,091,452 during the nine months ended September 30, 2010 compared to an operating loss of $992,796 during the nine months ended September 30, 2009. This 10% increase is primarily a result of the increase in our operating expenses noted above.

For the nine months ended September 30, 2010, our non-operating income increased to $56,068 compared to $54,891 during the nine months ended September 30, 2009.  This increase is primarily due to an increase in interest income.

Our non-operating expenses for the nine months ended September 30, 2010 decreased to $49,644 from $268,833 during the nine months ended September 30, 2009.  Our interest expense decreased $226,228: this decrease is primarily due to the conversion of our convertible debentures in 2009, partially offset by interest accruing under our line of credit of $37,168 in the nine months ended September 30, 2010.  Our financing expense increased 9,953; this increase is primarily due to the debt discount expense associated with our line of credit.  Our foreign currency loss improved to $2,680 for the nine months ended September 30, 2010 as compared to $5,594 for the nine months ended September 30, 2009; this decrease is due to the fluctuations in the value of the foreign currency.

During 2009, the Company was subject to the non-cash effects of derivatives.  During the nine months ended September 30, 2009, there was a derivative loss of $1,409,356.  Due to our conversion of the convertible debentures, we no longer incur the non-cash derivative gains or expenses.

For the nine months ended September 30, 2010, we reported a net loss of $1,085,028, compared to a net loss of $2,645,126 for the nine months ended September 30, 2009.  The decrease in our net loss is primarily attributable to the non-recurring nature of the non-cash derivative losses of $1,409,356 as well as the improvement in our non-operating income and expenses which occurred in the nine months ended September 30, 2009.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2010 we had $961,121 in cash and cash equivalents.  We believe that our cash, cash equivalents, future cash flows from operations, financing obtained to fund our interactive TV installations from third parties, and our borrowing capacity under our line of credit with Cenfin, taken together, provide adequate resources to fund ongoing operating cash requirements through 2010 and 2011.  We cannot provide assurance that our actual cash requirements will not be greater than we expect as of the date of this report.  We will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.  Working capital at September 30, 2010 was $2,389,695.

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

Operating Activities

Net cash used by operating activities was $1,837,000 for the nine months ended September 30, 2010 as compared to $1,208,680 used for the nine months ended September 30, 2009. The change was primarily due to the effect of derivative expense, stock compensation expense, and changes in operating assets.

Investing Activities

Net cash used by investing activities was $1,155,816 for the nine months ended September 30, 2010 as compared to $368,546 used by investing activities for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, $91,700 in leases receivable payments were received and $1,025,840 in new leases were entered into, compared to leases payments of $29,174 and $234,391 in leases entered into in 2009.  During the nine months ended September 30, 2010, there were $221,676 purchases of property and equipment, compared to $163,329 in the same period in 2009.

Financing Activities

Net cash provided by financing activities was $3,297,857 for the nine months ended September 30, 2010, compared to $337,046 net cash provided by financing for the nine months ended September 30, 2009. In 2010 we had equity sales that provided a net $1,750,000, and warrant conversions that provided a net $573,000; this was offset by lease payments on software of $7,143 compared to lease payments of $2,954 during the same period in 2009.  We had $982,000 provided by two draws on our line of credit during the nine months ended September 30, 2010 compared to $340,000 provided in the same period in 2009.

Contractual Obligations

We have operating and capital lease commitments. The following table summarizes these commitments at September 30, 2010:

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations	$208,252	$ 56,796	$ 151,456	-
Capital lease obligations	18,312	10,170	8,142	-
Total	$226,564	$ 66,966	$ 159,598	-

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.  As a result of the Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement discussed in Part II, Item 5 below, starting in the quarter ending September 30, 2010, we will be exposed to market risks associated with changes in interest rates on amounts borrowed under our Revolving Credit, Security and Warrant Purchase Agreement with Cenfin LLC (the “Credit Agreement”).  As of July 15, 2010, the interest rate under the Credit Agreement was 6.13% versus 9% prior to the Second Amendment.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $2,680 for the nine months ended September 30, 2010 compared to a loss of $5,594 for the nine months ended September 30, 2009. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar versus the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon this evaluation, our Chief Executive Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer, to allow for timely decisions regarding required disclosure of material information required to be disclosed in the reports that we file or submit under the Exchange Act. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2010, Roomlinx entered into a securities purchase agreement with investors for an aggregate of 187,500 shares of common stock.  The shares were purchased at $4.00 per share for an aggregate of $750,000.

On July 6, 2010, an investor exercised 19,625 warrants at $2.00 per share.  The exercise was cashless and resulted in 11,775 shares being issued.

On August 30, 2010, Cenfin exercised 170,500 warrants at $2.00 per share, for an aggregate of $341,000, in accordance with the Credit Agreement entered into on June 5, 2009.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

2.1 Unit Purchase Agreement, dated October 1, 2010, by and among Roomlinx, Inc., Canadian Communications LLC, Peyton Communications LLC, Garneau Alliance, LLC, Peyton Holdings Corporation and Ed Garneau (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

10.1 Employment Agreement dated October 1, 2010 between Roomlinx, Inc. and Edouard Garneau (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

10.2 Securities Purchase Agreement, dated August 18, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd., Wilmot Advisors LLC, Arceus Partnership, Ted Hagan and Josh Goldstein (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

10.3 Registration Rights Agreement, dated August 18, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd., Wilmot Advisors LLC, Arceus Partnership, Ted Hagan and Josh Goldstein (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

10.4 Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated July 30, 2010, between Roomlinx, Inc. and Cenfin LLC (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

10.5 Form of Director Indemnification Agreement, dated July 30, 2010 effective as of May 28, 2010, between Roomlinx, Inc. and each of its directors (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on October 1, 2010).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

32.1 Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	November 15, 2010

By:	/s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer

Date:	November 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	November 15, 2010

By:	/s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer

Date:	November 15, 2010