Form 10-K
period 2010-12-31
ROOMLINX INC
filed 2011-04-01
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(303) 544-1111
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

(i) Common Stock, $.001 par value per share; and	(ii) Preferred Stock, $.20 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                       Accelerated filer ☐

Non-accelerated filer ☐                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐ NO ☒

The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2010 was $10,863,977 based upon the closing price of these shares as reported on that date.  (For purposes of this calculation only, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 29, 2011, the registrant’s issued and outstanding shares were as follows:  5,021,415 shares common stock, 720,000 shares of Class A Preferred Stock.

 Documents incorporated by reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used in this Annual report, references to “the Company”, “we”, “our”, “ours”, and “us” refer to Roomlinx, Inc. and consolidated Subsidiaries, unless otherwise indicated.

We prepare our financials in United States dollars and in accordance with generally accepted principles as applied in the United States, referred to U.S. GAAP.  In this Annual Report, references to “$” and “dollars” are to United States dollars and “CDN” are to Canadian dollars.

Background

Roomlinx, Inc.

Roomlinx, Inc. was formed in 1998, is incorporated under the laws of the state of Nevada, and has its headquarters at 2150 W 6th Avenue Unit H, Broomfield, CO 80020.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC and its wholly owned subsidiaries, Cardinal Broadband, LLC, Cardinal Connect, LLC, and Cardinal Hospitality, Ltd.  The acquisition of Canadian Communications, LLC also included a 50% joint venture interest in Arista Communications, LLC; Roomlinx, Inc. has maintained this 50% joint venture interest. Subsequent to the acquisition, the assets and liabilities of Canadian Communications, LLC, Cardinal Connect, LLC, and Cardinal Broadband, LLC were transferred to Roomlinx, Inc.  Cardinal Broadband became a division of Roomlinx, Inc., and management plans to dissolve the separate entities Canadian Communications, LLC, Cardinal Broadband, LLC, and Cardinal Connect, LLC.  Cardinal Hospitality, Ltd. remains a separate and wholly owned subsidiary of Roomlinx, Inc.

Cardinal Broadband, a Division of Roomlinx, Inc.

Cardinal Broadband, LLC was formed in 2005 as a Colorado Limited Liability Company.  Pursuant to the acquisition of Canadian Communications, LLC on October 1, 2010, Roomlinx, Inc. became the 100% member of Cardinal Broadband, LLC.  Subsequent to the acquisition, Cardinal Broadband became a division of Roomlinx, Inc., and management plans to dissolve the Limited Liability Company in 2011.

Cardinal Hospitality, Ltd.

Cardinal Hospitality, Ltd. was formed in September of 2005, and is incorporated in British Columbia, Canada.  Pursuant to the October 1, 2010 acquisition of Canadian Communications, LLC, Roomlinx, Inc. became the sole shareholder of Cardinal Hospitality, Ltd.  It remains a separate and wholly owned subsidiary of Roomlinx, Inc.

Arista Communications, LLC.

Arista Communications, LLC is a joint venture between Cardinal Broadband and Wiens Real Estate Ventures, LLC, with each entity having a 50% membership interest.

Business

The Company’s primary business is focused on providing in-room media and entertainment solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and time share properties. Subsequent to the acquisition of Canadian Communications, LLC, the Company also provides both wired and wireless internet access, satellite television service, and telephone service (both POTS and Voice over Internet Protocol (“VOIP”), to residential and business customers.  In addition, the Company now provides Video-on-Demand service to the hotel and timeshare industry throughout Canada, the United States, Mexico, and Aruba. As of December 31, 2010, our current customer base consisted of 253 hospitality properties representing approximately 39,263 hotel rooms served, and 19 residential communities and small businesses, representing an additional 2,100 customers.

Roomlinx, Inc.

Roomlinx’ wired and wireless networking solution offers easy to use access, providing instant and seamless connections for laptop users from anywhere throughout a property, including guest rooms, meeting rooms, back office and public areas, over a high-speed connection. Users on this network have access to home and corporate email accounts and Virtual Private Networks, also known as VPNs. Guests have flexible billing options, choosing from any one of free service, flat rate, time-based usage or unlimited. In addition these users can expand the service to include value-added services such as wireless point of sale, maintenance, check-in and internet telephony services.

The Roomlinx in-room media and entertainment products include its proprietary Interactive TV platform, internet, and free-to-guest and on-demand programming.    Roomlinx provides premium applications for internet-based business and entertainment media to venues serving the visitor-based market such as hotels, resorts, and time share properties.  The Interactive TV offering includes a broad range of content and features to satisfy guests while maximizing revenue opportunities for the hotelier.  The solution includes movies, international and US television programming, music and news, games, local travel and concierge information, and business productivity tools that include desktop applications, conferencing and printing applications.

The Company generates revenue through:

1.	Ongoing connectivity service and support contracts
2.	Network design and installation services
3.	Delivery of content and advertising
4.	Delivery of business and entertainment applications
5.	E-commerce
6.	The customization of its software for the in-room media product
7.	Delivery of pay-per-view content

The following are examples of three different custom user interfaces of the Roomlinx Interactive TV platform in use today:

Cardinal Broadband, a Division of Roomlinx, Inc.

Cardinal Broadband offers residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access.  Cardinal Broadband is a Certified Local Exchange Carrier (“CLEC”), and as such has a tariff filed with the Colorado Public Utility Commission that allows it to provide traditional land line services throughout Colorado.  Cardinal Broadband offers “bundled” service wherever possible, meaning that they can provide telephone, television, and internet service to the same customer, allowing a single point of contact for customer service and a single invoice for  multiple services.

Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital Voice Over Internet Protocol.  Analog phone service is typically provided via an Interconnection agreement with Qwest Communications, which allows Cardinal Broadband to resell Qwest service through their wholesale and retail accounts with Qwest.  VOIP service is provided at properties where Cardinal Broadband maintains a broadband internet service to the end customer, allowing Cardinal Broadband to provide digital phone service (VOIP) over the same lines as their internet service.

Television service is typically provided via Cardinal Broadband’s agreements with DISH Networks and DirecTv.  Most television service to customers is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Internet service is provided via both wired and wireless network design. Cardinal Broadband provisions and manages broadband access to their customers through multiple provisioning methods:

1.	Wholesale method where Cardinal Broadband owns and controls the Internet circuit and
2.	Resale method where Cardinal Broadband utilizes an affiliated third party to provide the Internet circuit.

Cardinal Broadband generates revenue through:

1)	Delivery of telephone service, billed on a monthly basis
2)	Delivery of internet access, billed on a monthly basis
3)	Delivery of television service, billed by the satellite provider with monthly commissions paid to Cardinal Broadband by the provider
4)	Installation and maintenance revenue
5)	Management fees for the management of affiliated telecommunication systems

Cardinal Hospitality, Ltd.

Cardinal Hospitality, Ltd (“CHL”) supplies video-on-demand services to the hospitality industry.  CHL operates systems throughout Canada.  CHL, a British Columbia corporation, was formed in 2006 with the acquisition of the proprietary Video-on-Demand (VOD) technology formerly offered through GalaVu Entertainment Networks.  CHL also acquired the existing contracts of GalaVu.  CHL became a wholly owned subsidiary of Roomlinx with the acquisition of Canadian Communications on October 1, 2010.  CHL offers a full selection of video-on-demand services and technology; including first non-theatrical release Hollywood motion pictures, adult, and specialty content.

CHL is based in Halifax, Nova Scotia, and is owned and managed by Roomlinx.  CHL is the second largest provider of VOD in Canada, with approximately 5% of the total available rooms and close to 50% of those rooms currently offering VOD.

Revenue is generated as follows:

1)	Pay-per-view movies and specialty content.
2)	Sales of VOD systems

Arista Communications, LLC.

Arista Communications, LLC (“Arista Com”) is a joint venture with the developer of the Arista residential/retail/office development in Broomfield, Colorado, formed to provide telecommunication services to the Arista community.  Arista Com provides telephone, television, and internet connectivity to the residents and businesses of the Arista development, including the 1st Bank Center (formally the Broomfield Event Center), an 8,000-seat music and sports venue.  Roomlinx owns a 50% membership interest in Arista Com through its Cardinal Broadband division.  Cardinal Broadband manages the operations of Arista Com.

Highlights

The highlights and business developments for the year ended December 31, 2010 include the following:

❖	Total revenues increased 84% and gross profit increased 22%.
❖	Shareholder equity increased 314%
❖	US hospitality revenues increased 62%
❖	Foreign hospitality revenues increased 446%
❖
Roomlinx was awarded the pilot project for Hyatt Corporation and successfully installed Interactive TV, Satellite HD TV, and a High Speed Internet network into the Andaz on 5th Avenue in New York City.

❖	Roomlinx installed their Interactive TV platform into our largest property to date – a 610 room hotel in Chicago.
❖	Successfully integrated their Interactive TV platform with ATT’s wired and wireless network at a major luxury brand hotel.
❖	Successfully completed the acquisition of Canadian Communications LLC and its wholly owned subsidiaries.
❖	Created a Free-To-Guest TV division giving them the ability and expertise to install and support Satellite TV for Hotels and MDUs.
❖	Increased their channel sales agents from 23 in 2009 to over 30 by the end of 2010.
❖	Rolled out version 2.5 of the Roomlinx Interactive TV platform.

Recent Financial Developments

On June 5, 2009, the Company, entered into a $5,000,000 Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company.  On March 11, 2010, the terms of the agreement were amended to increase the credit limit to $25,000,000. On July 30, 2010, with effect as of July 15, 2010, the terms of the agreement were amended to change (1) the interest rate to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.

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

During 2010, an aggregate of 391,125 warrants were exercised pursuant to the clauses in securities purchase agreements.  The warrants were exercised at various strike prices and resulted in the distribution of an aggregate of 387,400 shares of common stock.

During 2010, the board of directors approved the grant of an aggregate of 77,942 Incentive Stock Options and an aggregate of 6,813 Non-Qualified Stock Options.  Such options were issued at various exercise prices, vest at various rates, and expire 7 years from the grant dates.

During 2010, 340,800 warrants were granted pursuant to the clauses in securities purchase agreements.  The warrants were issued at various prices, vest at various rates, and expire at various dates.

Our Services

Currently we offer the following services to our customers:

❖	site-specific determination of needs and requirements;
❖	design and installation of the wireless or wired network;
❖	customized development, design and installation of a media and entertainment system;
❖	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content;
❖	delivery of television programming via satellite (Direct TV or Dish Networks);
❖	delivery of an electronic television programming guide (EPG) viewed via the television;
❖	full maintenance and support of the network and Interactive TV product;
❖	technical support to assist guests, hotel staff, and residential and business customers, 24 hours a day, 7 days a week, 365 days a year;
❖	hotel staff and management training;
❖	marketing assistance and continuous network and system monitoring to ensure high quality of service;
❖	advertising sales and advertising sales support;
❖	management of affiliated telecommunications systems.

Our strategy is to focus our resources on delivering quality communication, information, advertising, and E-commerce services to the hospitality industry and residential/business customers. We plan to aggressively penetrate the hotel, resort, and timeshare verticals through direct sales, channel sales agents, and acquisitions. We plan to continually develop our Interactive TV platform to meet the needs of the ever changing habits of the hotel guest.  The networks that we install can supply a hotel with all of the internet requirements to the hotel’s back office, guest rooms, restaurants, lobbies, convention center, and meeting rooms over the internal local area network (LAN). Users access the Internet without any modification to their computer and can walk freely about the premises while still being connected to the network.  In our residential system deployments, we offer bundled service (television, telephone, and internet access) to the residents of the particular development.

When we commence service to a new hotel property, we install hardware in the hotel and integrate that hardware into the hotel’s billing server. We give the client hotel property two options in acquiring our high-speed Internet services: the hotel can buy the system and pay us a monthly service fee to maintain technical support (usually on a per room per month basis), or the hotel can lease-to-own the system with a third party, or us, and pay us a monthly service fee. We also obtain fee income by enabling “meeting rooms” for our hotel customers.

We believe that we will continue to increase sales and gross profits by offering our Interactive TV platform to our current wired and wireless internet customer base.  Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how the hotel guests access traditional free-to-guest television, contemporary web content, premium, pre-release, and high-definition material, along with business tools and information specific to the property and their stay. We currently deliver this via our user-friendly, streamlined interface displayed on a sleek, flat-panel HD LCD television and powered by our Roomlinx media console.  We believe we have truly converged the television and personal computer into one offering in hotel rooms. We also believe we have developed a truly unique and proprietary product in our Interactive TV platform.

Our residential and business telecommunications division, Cardinal Broadband, continues to expand its customer base by adding new residential developments, as well as continuing to market to its current residential properties in order to increase its penetration at those properties.

We seek to deepen penetration within our installed customer base and expand the breadth of our overall customer base by distinguishing our current and future offerings with value-added solutions through increased marketing activities and continued custom, proprietary software development efforts that enhance the Interactive TV platform.

Our Strategy

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our Interactive TV platform
❖	We are seeking to make our Interactive TV platform our core competency and focus on quality service and highly-profitable opportunities;
❖	We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management;
❖
We are seeking to attain preferred vendor status or become a brand standard with premier hotel chains. Our hotel customers include many of the country’s most highly regarded hotel chains. If we are successful in attaining preferred vendor status or becoming a brand standard, we will be able to expand our services to cover the applicable chain’s site map;

❖	We are seeking to leverage our core competency by expanding the markets we serve beyond the United States and Canada into Central America and the Caribbean.
❖	We hope to expand the IP-based services and Interactive TV platform that we offer to include:
●	IP-based television programming;

●	Integration with multiple web applications including:
■	3D games
■	Dining reservations
●	Television programming bundles
●	Custom integration with the Hotel’s back office applications
●	Expanded IP-based advertising through the LCD television and laptop;
●	Expanded IP-based E-Commerce through the LCD television and laptop;
●	Managed technical services, to provide special technical services to users.
●	Growth in our custom software development and professional service revenues

❖	Through acquisition or organic growth we plan to:

■	Increase our media & entertainment base of customers.
■	Continue to focus on increasing revenues in our Canadian and other foreign segments.
■	Increase our high speed internet base of customers
■	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV platform
■	Expand our customer base in the residential and business markets

Our longer term strategies include the following:

❖	We hope to be able to offer our Interactive TV platform to the consumer market;
❖	Expansion into the European and Asian hotel industries; and,
❖	We have begun to consider other infrastructure and value added services to include in our Interactive TV platform.

Ultimately, we hope to position ourselves as our customers’ central communications, entertainment and media provider. However, we cannot assure our investors that we will be successful in attaining these goals or that we will not pursue other strategies when opportunities arise. Capital constraints and competition, among other factors, may preclude us from attaining our goals.

Sales and Marketing

Sales

As of March 30, 2011, our direct sales force consisted of 4 persons and our channel sales program consisted of 1 master sales agent and over 30 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents and re-sellers. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

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

❖
Wholesale Equipment Suppliers, Equipment Installers in the Hospitality Market - This group sells and installs central phone systems - also known as PBX systems - voice mail systems, property management systems and software related services directly into the hotel market. Since these services are directly related to both the income and marketing sides of the hospitality area, we believe that their access to this clientele is very good.

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

Operations

We have built a foundation on which to achieve quality customer service and scalability. We have achieved this by building the internal infrastructure, partnerships, and quality controls to scale quickly and offer quality services within   the following areas: system integration, system deployment, software development, project management, and technical support and service.

For our high speed wired and wireless offering we act as a system design and integrator that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer’s area. After installation we seek to manage the network under a long-term contract.

For our proprietary Interactive TV platform we control the development of the product in-house allowing us to have ultimate control of response time to customer requests for product customization and version updates.  For installation and support we utilize both certified partners and in-house personnel.  We use In-house personnel for project management and pro-active monitoring of our technical components in the field.

For our residential telecommunications offerings, we design and deploy these projects using in-house personnel, as well as occasionally outsourcing installation labor if needed.  Ongoing service and support is provided using in-house resources.  Television content and bandwidth provisioning is secured through 3rd party providers, such as DISH Network, DirecTv, and Qwest.

Competition

Wired and Wireless High-Speed Internet Offering

The market for our high-speed internet (“HSIA”) services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

- Other wireless high-speed internet access providers, such as iBahn, Guest-Tek, AT&T, and LodgeNet;

- Other internal information technology departments of large companies.

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.

Media and Entertainment

The market for our Interactive TV services is in its infancy.  Due to technological advances we believe many of the larger companies will not be able to react quickly in duplicating our offering.  The market for free to guest services in the hospitality industry is strong, and we believe it will remain strong for the future due to the demand for HD content.   We continue to win customers by being a single source for all of a hotel’s telecommunication needs.

Current competition consists of players offering portions of our offering, such as video on demand,  internet access, and free-to-guest programming; these competitors include:

- LodgeNet, SuiteLinq, KoolKonnect, NXTV, World Cinema, and Guest-Tek.

Residential and Business Telecommunications

This market is served by multiple competitors, primarily the Incumbent Local Exchange Carriers (ILECs) (Qwest), the cable company (Comcast), and multiple small independent companies providing individual television, telephone, and internet services.  We believe we will continue to gain customers by distinguishing ourselves from our competitors by superior service and competitive pricing.  Sometimes we gain a competitive advantage because we are not the ILEC or large cable company, as many customers prefer a company who is not so large and cannot give customized attention to their individual needs.

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

Patents and Trademarks

We own the registered trademarks of “SuiteSpeed®,” “SmartRoom®,” and “Roomlinx®”.  We also have proprietary processes and other trade secrets that we utilize in our business.

Employees

As of March 30, 2011 we had a total of 31 full-time personnel and 2 part-time personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Environmental Matters

We believe that we are in compliance with all current federal and state environmental laws and currently have no costs associated with compliance with environmental laws or regulations.

Dependence on Key Customers and Suppliers

We are not dependent on any single customer or a few major customers for a material portion of our revenues.

The remote control devices required to utilize our services are currently supplied by a single supplier.  The content for our unlimited movie services is currently supplied by a single supplier.  Our set top boxes are currently supplied by a single supplier, although we are currently testing set top boxes from additional suppliers.  It would require some time in order for us to replace a supplier.  Therefore, in the event that the supply of any of these items from any of these suppliers was to be interrupted without sufficient notice, it would have a material adverse impact on us.

ITEM 1A. RISK FACTORS

An investment in our company is very speculative and involves a very high degree of risk.  An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, investors should carefully consider the following risk factors, as well as other information set forth in this report, in making an investment decision with respect to our securities. We have sought to identify what we believe to be all material risks and uncertainties to our business and ownership of our common stock, but we cannot predict whether, or to what extent, any of such risks or uncertainties may be realized nor can we guarantee that we have identified all possible risks and uncertainties that might arise.  Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

Risks Relating to Our Business

We Have Only a Limited Operating History, Which Makes It Difficult to Evaluate an Investment in Our Common Stock.

We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

●	Maintain our engineering and support organizations, as well as our distribution channels;
●	Negotiate and maintain favorable usage rates with our vendors;
●	Retain and expand our customer base at profitable rates;
●	Recoup our expenses associated with the wireless devices we resell to subscribers;

●	Manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;
●	Attract and retain management and technical personnel; and
●	Anticipate and respond to market competition and changes in technologies as they develop and become available.

We may not be successful in addressing or mitigating these risks and uncertainties, and if we are not successful our business could be significantly and adversely affected.

Some of Our Supplies Are Provided By One Supplier Each

The remote control devices required to utilize our services are currently supplied by a single supplier.  The content for our unlimited movie services is currently supplied by a single supplier.  Our set top boxes are currently supplied by a single supplier, although we are currently testing set top boxes from additional suppliers.  It would require some time in order for us to replace a supplier.  Therefore, in the event that the supply of any of these items from any of these suppliers was to be interrupted without sufficient notice, it would have a material adverse impact on us.

To Generate Increased Revenue We Will Have to Increase Substantially the Number of Our Customers, Which May be Difficult to Accomplish.

Adding new customers will depend to a large extent on the success of our direct and indirect distribution channels and acquisition strategy, and there can be no assurance that these will be successful. Our customers’ experiences may be unsatisfactory to the extent that our service malfunctions or our customer care efforts, including our website and 800 number customer service efforts, do not meet or exceed subscriber expectations. In addition, factors beyond our control, such as technological limitations of the current generation of devices, which may cause our customers’ experiences with our service to not meet their expectations, can adversely affect our revenues.

We May Acquire or Make Investments in Companies or Technologies That Could Cause Loss of Value to Our Stockholders and Disruption of Our Business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

●	Failure to integrate the acquired assets and/or companies with our current business;
●	The price we pay may exceed the value we eventually realize;
●	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;
●	Potential loss of key employees from either our current business or the acquired business;
●	Entering into markets in which we have little or no prior experience;
●	Diversion of management’s attention from other business concerns;
●	Assumption of unanticipated liabilities related to the acquired assets; and
●	The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

We Have Limited Resources and We May be Unable to Effectively Support Our Operations.

We must continue to develop and expand our systems and operations in order to remain competitive. We expect this thesis to place strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations for one or more of the following reasons:

●	We may not be able to retain at reasonable compensation rates qualified engineers and other employees necessary to expand our capacity on a timely basis;

●	We may not be able to dedicate the capital necessary to effectively develop and expand our systems and operations; and
●	We may not be able to expand our customer service, billing and other related support systems.

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

If We Do Not Respond Effectively and on A Timely Basis to Rapid Technological Change, Our Business Could Suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with the computer systems of our customers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

●	Effectively using and integrating new technologies;
●	Continuing to develop our technical expertise;
●	Enhancing our engineering and system design services;
●	Developing services that meet changing customer needs;
●	Advertising and marketing our services; and
●	Influencing and responding to emerging industry standards and other changes.

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

We May Face Increased Competition, Which May Negatively Impact Our Prices for Our Services or Cause Us to Lose Business Opportunities.

The market for our services is becoming increasingly competitive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

●	Other wireless high speed internet access providers, such as SDSN, Guest-Tek Wayport, Greentree, Core Communications and StayOnLine;
●	Other viable network carriers, such as SBC, Comcast, Sprint and COX Communications; and
●	Other internal information technology departments of large companies.

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

●	The success of our brand building and marketing campaigns;
●	Price competition from potential competitors;
●	The amount and timing of operating costs and capital expenditures relating to establishing the Company’s business operations;
●	The demand for and market acceptance of our products and services;
●	Changes in the mix of services sold by our competitors;
●	Technical difficulties or network downtime affecting communications generally;
●	The ability to meet any increased technological demands of our customers; and
●	Economic conditions specific to our industry.

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

 A Significant Amount of Our Common Stock is Held by a Few Stockholders

As of March 30, 2011, Matthew Hulsizer and Jennifer Just, directly and indirectly, together with certain of their affiliates, held 1,430,022 (or approximately 28.8%) of our outstanding shares of common stock and could, therefore, have a significant influence on us.

Potential Fluctuations In Quarterly Operating Results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for our products and services; seasonal trends in purchasing; the amount and timing of capital expenditures and other costs relating to the development of our products and services; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the hospitality industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Articles of Incorporation provides, however, that our officers and directors shall have no personal liability to us or our stockholders for damages for any breach of duty owed to us or our stockholders, unless they breached their duty of loyalty, did not act in good faith, knowingly violated a law, or received an improper personal benefit.  Our Articles of Incorporation and By-Laws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur by reason of their serving in such capacitates, provided that they do not breach their duty of loyalty, act in good faith, do not knowingly violate a law, and do not received an improper personal benefit. Additionally, we have entered into individual  Indemnification Agreements with each of our directors and officers to implement with more specificity the indemnification provisions provided by the Company’s By-Laws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such director or officer against any and all losses, expenses and liabilities arising out of such director’s or officer’s service as a director or officer of the Company, as the case may be. The Indemnification Agreements also contain detailed provisions concerning expense advancement and reimbursement.

 Disclosure Controls and Procedures and Potential Inability to Make Required Public Filings

As of March 30, 2011, we have 31 full-time employees.  Given our limited personnel, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner. In fact, from December 27, 2005 until May 14, 2009, our Common Stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely make all our required public filings.  If we do not make all public filings in a timely manner, our shares of common stock may again be delisted from the OTC Bulletin Board and we could also be subject to regulatory action and/or lawsuits by stockholders.

Risks Relating to Our Common Stock

Resale of Shares Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

The sale or availability for sale, of common stock in the public market pursuant to filed or future prospectuses may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate.

Articles of Incorporation Grants the Board of Directors the Power to Designate and Issue Additional Shares of Preferred Stock.

Our Articles of Incorporation grants our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of preferred stock that may be issued could be superior to the rights of the common stock offered hereby.  Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

Lack of Liquid Trading Market for Common Stock

Although our stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “RMLX”, the market for our common stock is not liquid as there have been days when our stock did not trade even though it was quoted.

Limited Market Due To Penny Stock

Our stock differs from many stocks, in that it is considered a penny stock. The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); and (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

The Trading Price Of Our Common Stock May Fluctuate Significantly Due To Factors Beyond Our Control

The trading price of our common stock will be subject to significant fluctuations in response to numerous factors, including:

●	Variations in anticipated or actual results of operations;
●	Announcements of new products or technological innovations by us or our competitors;
●	Changes in earnings estimates of operational results by analysts;
●	Inability of market makers to combat short positions on the stock;
●	Inability of the market to absorb large blocks of stock sold into the market; and
●	Comments about us or our markets posted on the Internet.

Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

We Do Not Intend to Pay Dividends on Our Common Stock.

We have never paid or declared any cash dividends on our common stock and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares of common stock unless they sell them.

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, are significant and may increase in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We lease our principal offices, which are located at 2150 West 6th Avenue, Unit H, Broomfield, CO 80020, consisting of approximately 6,400 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation, none of which is individually material to the business operations of the Company.

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. RESERVED

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

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX	January 1, - March 31, 2009	$1.00	$3.00

	April 1, - June 30, 2009	$1.00	$4.00

	July 1, - September 30, 2009	$2.00	$3.00

	October 1, - December 31, 2009	$2.00	$3.00

	January 1, - March 31, 2010	$1.30	$2.70

	April 1, - June 30, 2010	$2.50	$5.50

	July 1, - September 30, 2010	$2.00	$5.00

	October 1, - December 31, 2010	$2.75	$4.35

RMLXP	January 1 – March 31, 2009	$0.04	$0.04

	April 1 – June 30, 2009	$0.04	$0.05

	July 1 – September 30, 2009	$0.05	$0.05

	October 1, - December 31, 2009	$0.05	$0.05

	January 1, - March 31, 2010	$0.05	$0.05

	April 1, - June 30, 2010	$0.07	$0.15

	July 1, - September 30, 2010	$0.07	$0.07

	October 1, - December 31, 2010	$0.10	$0.10

The closing bid for our Common Stock on the OTC-Bulletin Board on March 29, 2011 was $1.45. As of March 29, 2011, 5,021,415 shares of Common Stock were issued and outstanding which were held of record by 277 persons. As of March 29, 2011, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by 2 persons.

The Company has not paid any cash dividends on its stock. During the year ended December 31, 2009, the Company paid dividends of $91,532 on its Series C Preferred Stock through the issuance of 61,022 shares of common stock. No dividends were paid in stock during 2010.  The Series C Preferred Stock was converted into 1,000,000 shares of Common Stock on March 31, 2009.  There are no restrictions currently in effect which preclude the Company from declaring dividends. However, dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2010 accumulated but unpaid Class A Preferred Stock dividends aggregated $159,240. It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Recent Sales of Unregistered Securities

On November 24, 2009, 60,000 warrants were granted by Roomlinx to Marilyn Crawford pursuant to an advisory board agreement dated November 24, 2009.  Such warrants were issued at an exercise price of $2.30 per share; 30,000 warrant shares were to vest at the rate of 1,250 per month starting on December 31, 2009 and continuing, unless earlier terminated, for a period of 24 months.  The remaining 30,000 warrant shares were to vest at the rate of 5,000 shares for each $250,000 in revenue for which the Ms. Crawford is responsible as set forth in the Advisory Board Agreement; the warrants were scheduled to expire three years from the date of issuance.  On February 17, 2010, Roomlinx cancelled the advisory board contract with Marilyn Crawford effectively canceling the 56,250 unvested warrants issued in connection with the November 24, 2009 agreement.

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

On April 27, 2010, Cenfin LLC exercised 116,000 warrants at $2.00 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009, as amended March 10, 2010.

On April 29, 2010, Roomlinx issued and sold (i) 225,000 shares of its Common Stock to Verition Multi-Strategy Master Fund Ltd. and (ii) 25,000 shares of its Common Stock to Wilmot Advisors LLC.  The shares were purchased at $4.00 per share for an aggregate of $1,000,000.

On May 13, 2010, two individuals each exercised 5,000 warrants at $2.00 per share on a cashless basis resulting in the issuance of 3,040 shares of Common Stock to each of them.

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

On August 2, 2010, warrants to purchase 170,500 shares were granted by Roomlinx to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

On August 18, 2010, Roomlinx issued and sold (i) 87,500 shares of its Common Stock to Verition Multi-Strategy Master Fund Ltd., (ii) 67,500 shares of its Common Stock to Wilmot Advisors LLC, (iii) 27,500 shares of its Common Stock to Arceus Partnership, (iv) 2,500 shares of its Common Stock to Ted Hagan and (v) 2,500 shares of its Common Stock to Josh Goldstein.  These issuances were at a price of $4.00 per share for an aggregate purchase price of $750,000.

On August 30, 2010, Cenfin LLC exercised the 170,500 warrants granted to it on August 2, 2010 at $2.00 per share, for an aggregate of $341,000.

On September 30, 2010, warrants to purchase 75,000 shares were granted by Roomlinx to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

On October 1, 2010, Cenfin LLC exercised the 75,000 warrants granted to it on September 30, 2010 at an exercise price of $2.00 per share, for an aggregate of $150,000.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  At the sellers’ direction, and in consideration of releases of indebtedness and other obligations owed by Canadian, on October 1, 2010, Roomlinx issued (i) 48,000 shares of its Common Stock to Peyton Communications, LLC, (ii) 162,000 shares of its Common Stock to Thunderbird Management Limited Partnership, (iii) 18,000 shares of its Common Stock to AEJM Limited Partnership, and (v) 42,000 shares of its Common Stock to Garneau Alliance, LLC

On October 1, 2010, further to an Employment Agreement with Mr. Edouard Garneau, our Chief Financial Officer effective beginning on such date, and  pursuant to Roomlinx’s standard stock option award agreement, Mr. Garneau was granted options to purchase 40,000 shares of Roomlinx Common Stock at an exercise price of $4.50 per share, the last publicly reported sales price of a share of Roomlinx Common Stock on such date, vesting equally over a three year period.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On November 18, 2010, our Board of Directors approved the grant to Jill Solomon of warrants to purchase 21,000 shares and the grant to Lisa Goodman of warrants to purchase 11,800 shares as compensation for marketing and public relations services rendered.  Such warrants were issued at an exercise price of $4.50 per share, vesting immediately and expiring five years from the date of issuance.

On November 18, 2010, our Board of Directors approved the grant to employees under our Long-Term Incentive Plan of an aggregate of 11,000 Incentive Stock Options.  Such options were issued at an exercise price of $3.75 per share (the last publicly reported sales price of a share of Roomlinx Common Stock on November 18, 2010) and vest one-third (1/3) on each of the first three anniversaries of the employment date.

On December 20, 2010, warrants to purchase 62,500 shares were granted by Roomlinx to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

On March 3, 2011 65,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K or our SEC filings.

GENERAL

Overview

Roomlinx, Inc., a Nevada corporation (“we,” “us” or the “Company”), provides four core products and services:

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

We provide wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort, and timeshare guests. We specialize in providing advanced Wi-Fi wireless services such as the wireless standards known as 802.11a/b/g/n/i.

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

In-room media and entertainment.

We provide in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within our in-room media and entertainment offering include our proprietary Interactive TV platform, Satellite TV programming, and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.  The Interactive TV platform includes business applications, national and local advertising, and on demand content.  The content consists of high definition and standard definition adult, Hollywood, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services such as the ability to order room service on the television or laptop.

The Company provides proprietary software, an LCD television (optional), a media console, which may include a DVD player, CD burner, and numerous input jacks for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

We derive revenues primarily from selling our proprietary hardware and software to hotels, resorts and time share locations as well as delivering content and providing security and support of the media and entertainment products.  We derive additional revenue from the rental of movies, printing service, advertising and sale of products through our system.  We began marketing this product in September 2007.  Since June 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships. Our hotel satellite television programming products provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

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

Residential Media and Communications:

Our products provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access.

Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital Voice Over Internet Protocol.  Analog phone service is typically provided via an Interconnection agreement with Qwest Communications, which allows the Company to resell Qwest service through their wholesale and retail accounts with Qwest.  VOIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VOIP) over the same lines as their internet service.

Television service is typically provided via the Company’s agreements with DISH Networks and DirecTv.  Most television service to customers is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Internet service is provided via both wired and wireless network design. The Company provisions and manages broadband access to their customers through both wholesale and resale methods.  Wholesale methods exist when the Company owns and controls the internet circuit and resale methods exist when the Company uses an affiliated third party to provide the internet circuit.

We derive revenues through installations and delivery of telephone service and internet access, which is billed on a monthly basis, and delivery of television service which is billed by the satellite provider with monthly commissions paid to the Company by the provider.  We also derive revenues from management fees for the management of affiliated communication systems.

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

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.   Hotel guests are getting their content from the internet or alternative, mobile sources like computers and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’ growth in 2010 can be attributed to the sale of their Interactive TV product.  We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.    We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

Although our current results demonstrate the initial success of our efforts, general economic conditions and market uncertainty may still negatively affect our financial results in future periods.  We anticipate that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with sales “wins” and the resulting revenue stream, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses will exceed our revenues in the near term.  We have incurred operating losses since our inception.

Our acquisition of Canadian Communications, LLC will be a further driver of sales growth and fill out the Company’s product and service offerings. We will continue to look for additional acquisitions that will enhance our market penetration within the hotel sector, increase profits, and offer product synergies.

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

Residential revenue primarily consists of telephone, internet, and television set-up and services as well as residual commissions on these products.  Customers are billed and revenue is recognized as the set-up is completed and for the period of service being sold.

We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers.

Inventory includes materials on-hand at our warehouses as well as the cost of hardware, software, and labor which has been incurred by us for installation at our customers’ facilities, but has not been accepted by the customer.

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

The Company provides compensation costs for our stock option plans determined in accordance with the fair value based method to estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

RESULTS OF OPERATIONS

As noted above, on October 1, 2010, Roomlinx acquired Canadian Communications LLC and its subsidiaries. The operating results of Canadian Communications LLC and its subsidiaries are included in the accompanying discussion and analysis and consolidated statements of operations for periods subsequent to the completion of the acquisition, October 1, 2010.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Our revenues for the year ended December 31, 2010 were $4,495,196, an increase of $2,054,339 or 84% over our $2,440,857 in revenues for the year ended December 31, 2009.  Of this increase, $542,324 is attributable to the revenue streams we acquired from Canadian Communications, LLC. The remaining increase of over $1.5 million is due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Our cost of goods sold for the year ended December 31, 2010 was $3,429,701 an increase of $1,865,560 or 119% over our $1,564,141 cost of goods sold for the year ended December 31, 2009.  Of this increase, $392,381 is attributable to the cost of goods sold associated with the revenue streams we acquired from Canadian Communications, LLC.  The remaining increase of 1,473,179 is due to the increased sales mentioned above.

Our gross profit for the year ended December 31, 2010 was $1,065,495, an increase of $188,779 or 22% over the $876,716 gross profit for the year ended December 31, 2009.  Of this increase, $149,943 is attributable to the acquisition of Canadian Communications.  The remaining increase is primarily due to the increased revenues discussed above, partially offset by increased cost of goods sold.  Our gross profit margins for 2009 and 2010 were 36% and 24% respectively.  This decrease is primarily due to a large hardware sale in 2010 that had a margin of approximately 5%.

Hospitality

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of December 31, 2010, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

Untied States: Our US Hospitality revenues increased $1,423,713 or 62% from $2,286,714 for the year ended December 31, 2009 to $3,710,427 for the year ended December 31, 2010.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Our US Hospitality cost of goods sold increased $1,448,108 or 96% from $1,501,234 for the year ended December 31, 2009 to $2,949,342 for the year ended December 31, 2010.  This increase is primarily attributable to the increased media and entertainment sales mentioned above.

The gross profit associated with our US Hospitality revenue streams decreased $24,395 or 3%, from $785,480 during the year ended December 31, 2009 to $761,085 during the year ended December 31, 2010.  This decrease is primarily attributable to a large hardware sale that had a margin of approximately 5%.

Canada: Our Canadian revenues increased $284,892 or 222% from $128,273 for the year ended December 31, 2009 to $413,165 for the year ended December 31, 2010.  $265,597, or 93%, of this increase is attributable to Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  The remaining increase of approximately $20,000 is primarily due to increased hardware sales.

Our Canadian cost of goods sold increased $255,769 or 453% from $56,440 for the year ended December 31, 2009 to $312,209 for the year ended December 31, 2010.  $247,279, or 97%, of this increase is attributable to the Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  The remaining increase of approximately $8,500 is primarily attributable to the increased hardware sales mentioned above.

The gross profit associated with our Canadian hospitality revenue streams increased $29,123, or 41%, from $71,833 during the year ended December 31, 2009 to $100,956 during the year ended December 31, 2010.  This increase is primarily attributable to the increased Video-On-Demand and hardware sales mentioned above.

Foreign: Our foreign revenues increased $115,427 or 446% from $25,870 for the year ended December 31, 2009 to $141,297 for the year ended December 31, 2010.  $79,000, or 68%, is primarily due to increased recurring revenue streams of our Interactive TV platform.  $36,684, or 32%, of this increase is attributable to Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.

Our foreign cost of goods sold increased $29,234 or 452% from $6,467 for the year ended December 31, 2009 to $35,701 for the year ended December 31, 2010.  $10,834, or 37% of this increase, is attributable to the Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  The remaining increase of approximately $18,500 is proportionate to the increased Interactive TV sales mentioned above.

The gross profit associated with our foreign hospitality revenue streams increased $86,193, or 444%, from $19,403 during the year ended December 31, 2009 to $105,596 during the year ended December 31, 2010.  This increase is primarily attributable to the increased Interactive TV and Video-On-Demand sales mentioned above.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Our residential revenues for the year ended 2010 were $230,307; our cost of goods sold for the period same period were $118,161; and our gross profit for the same period was $112,146. This revenue stream is entirely attributable to the acquisition of Canadian Communications, LLC which was not effective for 2009.

Operational Expenses

Our operating expenses for the year ended December 31, 2010 were $2,907,450 compared to $2,045,353 for the year ended December 31, 2009, an increase of $862,097 or 42%.  This increase was primarily due to the growth of our Company throughout 2009 and 2010, including personnel expenses and office expenses.   Part of this growth included the acquisition of Canadian Communications, as well as our current preparations to build a strong foundation to support the large growth opportunity believed to exsist over the next eighteen months.  The added operating expenses associated with this acquisition were approximately $153,316, or 19% of the increase, and were primarily personnel and professional service expenses.

Our operations department expenses increased $229,882 to $724,887 in the year ended December 31, 2010 compared to the same period in 2009.  This increase is primarily due to increased personnel and office expenses.  Personnel expenses increased $188,950 and office expenses increased $80,369.  These increases were partially offset by a decrease in travel expense of $39,437.  These increases are an example of our efforts to create a strong support foundation in order to support the growth opportunities as we begin to work with large hotel groups.

Our product development department expenses increased $124,387 to $414,098 in the year ended December 31, 2010 compared to same period in 2009.  This increase is primarily due to increased personnel costs and office expenses.  Personnel expenses increased $95,125, office expenses increased $27,360, and travel expenses increased $1,902.  During 2010 we brought in a Chief Technical Officer in order to properly lay out our product roadmap and begin to create stronger documentation and procedures. This allows us to continue to enhance our media and entertainment product offerings in order to accommodate the growing customer demands.  These demands have included integration of internet apps such as Netflix and Hulu, as well as a development effort that includes the integration of Free-to-Guest programming into our exiting Interactive TV platform.

Our sales and marketing department expenses increased $203,188 to $602,630 in the year ended December 31, 2010 compared to same period in 2009.  This increase is primarily due to increased personnel costs, office expenses, advertising costs, and travel expenses.  Personnel expenses increased $128,894, office expenses increased $33,185, advertising expenses increased $29,900, and travel expenses increased $11,209.  Throughout 2010 we increased our sales staff and our marketing budget in order to reach more prospective customers.  This strategy brought us into relationships with a few large hotel groups and we feel that our continued and expanding relationships with these groups validate our decisions in this area.

Our general and administrative department expense increased $124,500 in the year ended December 31, 2010 compared to the same period in 2009.  This increase is primarily due to the increase in personnel, professional services, finance expenses, stock compensation expense, and bad debt expense.  These increases were partially offset by a decrease in office expenses.  Personnel expenses increased $134,887, professional services increased $24,277, finance expenses increased $10,490, travel expenses increased $2,881, stock compensation expense increased $9,055, and bad debt expense increased $58,223.  Office expenses decreased $115,313.  These increases are another example of our efforts to create a strong support foundation in order to support the anticipated growth opportunities as we begin to work with large hotel groups.

Our operating loss increased to $1,841,955 during the year ended December 31, 2010 compared to $1,168,637 during the year ended December 31, 2009; an increase of $673,318. This 58% increase is primarily attributable to the increase in our operating expenses and the decreased gross profit margins discussed above.

Depreciation expense for the years ended December 31, 2010 and 2009 was $250,670 and $66,670, respectively.  This increase is primarily a result of the depreciable property acquired in the Canadian Communications, LLC acquisition.

Non-Operating

For the year ended December 31, 2010, our non-operating income increased to $673,336 compared to $70,826 during the year ended December 31, 2009.  This increase is primarily due to an increase in interest income to $102,229 in 2010 from $68,017 in 2009, as well as the gain on acquisition of Canadian Communications, LLC of $556,927 in 2010. The interest income pertains to the equipment leases to our customers.

Our non-operating expenses for the year ended December 31, 2010 decreased to $100,385 from $280,602 during the year ended December 31, 2009.  Our interest expense for the year ended December 31, 2010 was $62,682 compared to $274,476 for the year ended December 31, 2009, a decrease of 77%.  This decrease is primarily due to the conversion of the convertible debentures in 2009. Financing expenses for the year ended December 31, 2010 increased to $33,842, incurred as debt discount expense for the warrants issued in association to the draws on our line of credit, compared to $99, incurred for the capital lease, for the year ended December 31, 2009.  Our foreign currency loss improved to $3,861 for the year ended December 31, 2010 as compared to $6,027 for the year ended December 31, 2009, this decrease is due to the fluctuations in the value of the foreign currency.

During 2009, the Company was subject to the non-cash effects of derivatives.  During the year ended December 31, 2009, there was a derivative expense of $1,409,356. Due to our conversion of the convertible debentures we will no longer incur the non-cash derivative gains or expenses, and nothing was incurred in 2010.

For the year ended December 31, 2010, we reported a net loss of $1,268,898, compared to a net loss of $2,787,769 for the year ended December 31, 2009; this is an improvement of 54% over 2009.  The decrease in non-cash derivative expense of $1,409,356 and the decrease in non-operating expenses, offset by our increased operations expenses are primary factors in these results.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2010 we had $314,368 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2011.  Working capital at December 31, 2010 was $1,461,813.

Operating Activities

Net cash used by operating activities was $1,185,098 for the year ended December 31, 2010 as compared to $1,411,823 used for the year ended December 31, 2009. During 2010, our net receivables increased by $394,386 or 86%, our inventory increased by $651,746 or 271%, our prepaid and other current assets increased by $101,126 or 295%, our accounts payable and accrued expenses increased by $618,612 or 183%, our deferred revenue decreased by $63,947 or 32% and our accrued interest increased by $6,490 or 189%.

Investing Activities

Net cash used by investing activities was $2,334,511 for the year ended December 31, 2010 as compared to $332,767 in investing activity for the year ended December 31, 2009.  During 2010 our investments in Lease Receivables increased $1,506,503, or 353%; and our investment in property and equipment increased $16,536, or 6%. We also acquired $2,299,685 in net assets with our acquisition of Canadian Communications, LLC for a net gain of $556,927.

Financing Activities

Net cash provided by financing activities was $3,177,897 for the year ended December 31, 2010; this increase in financing of $2,718,422 was primarily a combination of $1,750,000 in stock purchases and 1,232,000 in draws on our line of credit, offset by payments made on our lease and notes payable. ,Our cash provided by financing for the year ended December 31, 2009 was $459,455, which was primarily attributable to draw downs on our line of credit for media and entertainment product installations.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 Years
Operating Lease Obligation	$198,932	$58,224	$140,708	$-
Capital Lease Obligation	16,791	11,198	5,593	-
Notes Payable	143,664	80,650	63,014	-
Line of Credit	2,196,986	113,286	788,728	1,294,941
Total	$2,556,373	$263,358	$998,043	$1,294,941

FORWARD-LOOKING STATEMENTS

This report contains or incorporates forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:
- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

- statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;

●	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

●	competitive pressures including product offerings, pricing and promotional activities;

●	errors or similar problems in our products;

●	the outcome of any legal proceeding that has been or may be instituted against us and others;

●	our ability to attract and retain qualified personnel;

●	maintaining our intellectual property rights and litigation involving intellectual property rights;

●	legislative, regulatory and economic developments;

●	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

●	breach of our security by third parties; and

●	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

We make these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by applicable law or regulation, Roomlinx undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $3,861 for the year ended December 31, 2010 compared to a loss of $6,027 for the year ended December 31, 2009. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar directly affect on our reported consolidated results.  We do not hedge against the possible impact of this risk.  A ten percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheets of Roomlinx, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roomlinx, Inc., as of December 31, 2010 and 2009, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 31, 2011

3600 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$314,368	$656,080
Accounts receivable, net	853,000	458,614
Leases receivable, current portion	446,329	85,145
Prepaid and other current assets	135,422	34,296
Inventory	892,501	240,755
Total current assets	2,641,620	1,474,890

Property and equipment, net	2,665,565	267,378
Leases receivable, non-current	1,486,939	341,620
Total assets	$6,794,124	$2,083,888

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$956,408	$337,796
Accrued interest	9,927	3,437
Capital lease, current portion	10,361	9,615
Notes payable, current portion	66,581	-
Deferred revenue	136,530	200,477
Total current liabilities	1,179,807	551,325

Capital lease, non-current	5,479	15,840
Notes payable, non-current	59,286	-
Line of credit, net of discount	1,195,938	464,000

Total liabilities	2,440,510	1,031,165

Stockholders' equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding
Liquidation preference of $159,240 and $146,280, respectively	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
4,958,915 and 3,871,903 shares issued and outstanding, respectively	4,959	3,872
Additional paid-in capital	31,672,378	27,169,689
Accumulated (deficit)	(27,533,736)	(26,264,838)
	4,287,601	1,052,723
Non-controlling interest	66,013	-
Total stockholders' equity	4,353,614	1,052,723
Total liabilities and stockholders' equity	$6,794,124	$2,083,888

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues:
Hospitality	$4,264,889	$2,440,857
Residential	230,307	-
Total	4,495,196	2,440,857

Cost of goods sold
Hospitality	3,297,252	1,564,141
Residential	132,449	-
Total	3,429,701	1,564,141
Gross profit	1,065,495	876,716

Operating expenses:
Operations	724,887	495,005
Product development	414,098	289,711
General and administrative	1,517,795	1,193,967
Depreciation	250,670	66,670
	2,907,450	2,045,353
Operating (loss)	(1,841,955)	(1,168,637)

Non-operating income (expense):
Interest expense	(62,682)	(274,476)
Financing expense	(33,842)	(99)
Derivative expense	-	(1,409,356)
Foreign currency (loss)	(3,861)	(6,027)
Interest income	102,229	68,017
Gain on acquisition of Canadian Communications, LLC	556,927	-
Other income (expense)	14,180	2,809
	572,951	(1,619,132)

(Loss) before non-controlling interest and income taxes	(1,269,004)	(2,787,769)

Non-controlling interest	106	-
Provision for income taxes	-	-

Net (loss)	$(1,268,898)	$(2,787,769)

Series C Preferred dividend	-	29,032

Net (loss) available to common shareholders	$(1,268,898)	$(2,816,801)

Net (loss) per common share:
Basic and diluted	$(0.29)	$(1.00)

Weighted average shares outstanding:
Basic and diluted	4,347,265	2,829,645

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Cash flows from operating activities:
Net (loss)	$(1,268,898)	$(2,787,769)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	250,670	66,670
Debt discount	(500,062)	-
Derivative expense	-	1,409,356
Derivative carrying value increase	-	31,196
Common stock, warrants, and options issued as compensation	281,871	272,825
Non-cash interest expense	533,904	129,668
Gain on acquisition of Canadian Communications, LLC	(556,927)	-
Provision for uncollectible accounts	30,972	(8,405)
Non-controlling interest	(106)	-
Changes in operating assets and liabilities:
Accounts receivable	(147,564)	(191,680)
Prepaid and other current assets	(33,238)	(4,317)
Inventory	(250,363)	8,139
Accounts payable and accrued expenses	44,367	(33,875)
Accrued interest	6,490	(32,006)
Deferred revenue	(76,276)	(271,625)
Total adjustments	(416,262)	1,375,946

Net cash (used by) operating activities	(1,685,160)	(1,411,823)

Cash flows from investing activities:
Leases receivable	(1,693,089)	(200,345)
Payments received on leases receivable	186,586	47,740
Net cash paid on acquisition of Canadian Communications, LLC	(461,639)	-
Purchase of property and equipment	(366,369)	(180,162)

Net cash (used by) investing activities	(2,334,511)	(332,767)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants	2,473,000	-
Principal payments on covertible debentures	-	(4,545)
Proceeds from line of credit	1,232,000	464,000
Payments on capital lease payable	(9,615)	-
Payments on notes payable	(17,426)	-

Net cash provided by financing activities	3,677,959	459,455

Net (decrease) in cash and equivalents	(341,712)	(1,285,135)

Cash and equivalents at beginning of year	656,080	1,941,215

Cash and equivalents at end of year	$314,368	$656,080

Supplemental Cash Flow Information
Cash paid for interest	$56,192	$126,356
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Series C Preferred Stock dividend	$-	$29,032
Purchase of property and equipment in exchange for capital lease	$-	$30,000
Conversion of series C preferred stock to common stock	$-	$100,000
Common stock issued for debentures	$-	$3,411,362
Issuance of common stock for accrued Series C Preferred Stock dividend	$-	$91,532
Common stock issued in acquisition of Canadian Communications, LLC	$1,215,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2009

	Preferred Stock A		Preferred Stock C		Common Stock		Additional			Total
	Number of		Number of		Number of		Paid - in	Non-controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	(Deficit)	Equity (Deficit)
Balances, Janaury 1, 2009	720,000	$ 144,000	1,000	$ 200	1,584,832	$ 1,585	$ 23,266,399	-	$ (23,448,037)	$ (35,853)

Series C Stock conversion	-	-	(1,000)	(200)	1,000,000	1,000	(800)	-	-	-
Series C dividend payment	-	-	-	-	61,022	61	91,471	-	-	91,532
Shares issued for interest at $0.02 per share	-	-	-	-	51,049	51	129,617	-	-	129,668
Warrants issued for services at $0.02 per share	-	-	-	-	-	-	147,551	-	-	147,551
Debentures converted to Common Stock	-	-	-	-	1,175,000	1,175	3,410,187	-	-	3,411,362
Share-based compensation	-	-	-	-	-	-	125,264	-	-	125,264
Series C dividend accrual	-	-	-	-	-	-	-	-	(29,032)	(29,032)
Net loss	-	-	-	-	-	-	-	-	(2,787,769)	(2,787,769)
Balances, December 31, 2009	720,000	144,000	-	-	3,871,903	3,872	27,169,689	-	(26,264,838)	1,052,723

Adjustment for rounding in reverse stock split	-	-	-	-	159	-	-	-	-	-
Shares issued for exercise of warrants at $2.00 per share			-	-	361,500	362	722,638	-	-	723,000
Shares issued for cash $4.00 per share	-	-	-	-	437,500	437	1,749,563	-	-	1,750,000
Shares issued for acquisition of Canadian Communications, LLC			-	-	270,000	270	1,214,730	-	-	1,215,000
Non-controlling interest	-	-	-	-	-	-	-	66,119	-	66,119
Cashless warrant exercises	-	-	-	-	17,853	18	(18)	-	-	-
Warrants issued at $2.00 per share for interest	-	-	-	-	-	-	533,904	-	-	533,904
Warrants issued at $4.50 per share for compensation			-	-	-	-	106,671	-	-	106,671
Share-based compensation	-	-	-	-	-	-	175,200	-	-	175,200
Net loss	-	-	-	-	-	-	-	(106)	(1,268,898)	(1,269,004)
Balances, December 31, 2010	720,000	$ 144,000	-	$ -	4,958,915	$ 4,959	$ 31,672,378	$ 66,013	$ (27,533,736)	$ 4,353,613

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.     Organization and Nature of Business

Description of Business:    Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and on demand programming.  Roomlinx also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers. The Company may utilize third party contractors to install such hardware and software.

Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cardinal Hospitality, Ltd. and its 50% owned subsidiary Arista Communications, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Direct Subsidiaries of Roomlinx, Inc.	% of Ownership	Date Acquired
Cardinal Hospitality, Ltd.	100%	10/1/2010
Arista Communications, LLC	50%	10/1/2010

2.    Overview and Summary of Significant Accounting Policies

Non-Controlling Interest:  The Company has adopted standards that govern the accounting for, and reporting of, noncontrolling interests in partially-owned consolidated subsidiaries.  Specifically, the guidance requires that:  (a) noncontrolling (previously referred to as minority) interest be reported as a component of members’ equity; (b) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners.

We allocate earnings and losses of the subsidiary to the noncontrolling interest based on its ownership percentage.  Income attributable to the noncontrolling interest was $106 in 2010.  Equity attributable to the noncontrolling interest of $66,013 is included as a separate component of equity as of December 31, 2010.

Foreign Operations:    The Company operates in the United States of America, Mexico, Aruba, and Canada.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, and political action could impact the Company’s financial condition or results of operations.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and (losses) are included in the consolidated statement of operations as a component of other income (expense).

Per Share Amounts:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010.

Stock Option Plans:    The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

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

Fair Value of Financial Instruments:    The Company discusses fair value information about financial instruments, based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximately their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2010 and 2009 indicated that a valuation allowance was required.  The gross accounts receivable balance was reduced by $66,349 and $35,377, respectively.

Leases Receivable:    In order to promote the Interactive TV plaform, Roomlinx has agreed to provide lease financing for certain of its installations by offering financing lease terms to certain customers.

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

The Company may provide lease financing to cover the installation costs for certain of its customers.  In these instances, a lease receivable is created for the customer at a predetermined rate of interest and term and booked upon the acceptance by the customer of the installation project.  The customer then makes monthly payments on the lease.  The principal portion of the lease payment reduces the lease payable, and the interest portion of the payment is recognized as interest income in the month of the payment.

The equipment remains the property of Roomlinx during the term of the lease and at the end of the lease the customer is eligible to purchase the equipment at a bargain rate (usually one hundred dollars).

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

At December 31, inventory was comprised of the following:

	2010	2009
Raw Materials	$538,624	$238,661
Work In Process	353,877	2,094
	$892,501	$240,755

Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to operations, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Depreciation:    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Leasehold improvements	4 years
Office furniture and equipment	5 to 7 years
Computer hardware and software	3 to 5 years
Hospitality and residential property equipment	5 years
In-ground distribution systems	7 years

Revenue Recognition:    Revenue is recognized when all applicable recognition criteria have been met, which generally include (a) persuasive evidence of an existing arrangement; (b) fixed or determinable price; (c) delivery has occurred or service has been rendered; and (d) collectability of the sales price is reasonably assured.  Our various sources of revenue are recognized as follows:

High-speed internet access (HSIA) system sales and installation revenue primarily consists of wired and wireless network equipment acquisition and equipment installation cost reimbursement and fees associated with installing the acquired equipment network required in order to utilize the Company’s media products and services. Installation revenues are recognized as revenue when the installation or upgrade is completed and the customer has received the required equipment and accepted such installation.  Revenue from installations in progress is deferred until the installation is complete.  The customer is billed when the contract is signed.  Most contracts require a 50% deposit up front, with the balance due upon completion and acceptance.

HSIA maintenance and usage revenue, which primarily consists of monitoring and support services (monthly maintenance fees related to the upkeep of the network), is recognized on a monthly basis as services are provided.  The majority of billing is done at the end of each quarter for the next quarter.  Some customers require monthly billing instead of quarterly billing, so they are invoiced the month prior to service for their HSIA services.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

Interactive TV (iTV) sales and installation revenue primarily consists of iTV equipment purchases and installation of that equipment. Revenue on the equipment and installations is recognized when the installation is complete and the customer has accepted such installation.  Most contracts require a 50% deposit up front, with the balance due upon completion and acceptance.  However, the Company also provides financing for its customers through financing lease arrangements. When a property leases the equipment needed for the installation of the iTV system, a lease receivable is created.  Once the property is installed the revenue for the installation is booked and a lease receivable is created.  On a monthly basis the property will receive an invoice for the monthly lease payment. The principle portion of the lease payment is credited to lease receivable, and the interest portion of the lease payment is credited to interest income, the entire transaction is debited to accounts receivable.

iTV monthly support and content revenue, which primarily consists of monitoring and support services (monthly maintenance fees related to the upkeep of the network) and the content provided to the iTV systems, is recognized on a monthly basis as services are provided.  The majority of billing is done at the first of each month for the prior month.  Some customers require weekly billing instead of quarterly billing, so they are invoiced the Monday following the week of service.

Free to Guest (FTG) installation revenue consists of the sale of the head-end and in-room equipment and the installation of that equipment.  Properties are billed at the point of contract execution and the revenues are recognized when the installation is complete.

FTG monthly support and content mostly consists of programming provided by DirecTV or DISH Networks.  Customers are billed monthly for the service and the revenues are recognized in the month the services are provided.

Deferred revenue is comprised of advanced billings for service and usage and customer deposits for installations.

Hospitality video on demand (VOD) equipment sales and installation consists of equipment purchases and the installation of equipment.  Customers are billed and revenue is recognized at the time of sale.  In some cases, customers agree to pay for a new installation or upgrade by using 50% of the revenue generated each month (after installation or upgrade) from the VOD system and allocating it to the purchase price of the new install or upgrade.  In those instances, sales revenue is recognized upon signing of the contract and commencement of the upgrade/installation and a receivable is booked for the sale amount.  Monthly payments toward the receivable (50% of revenue generated) is credited to the receivable and debited to cost of goods.

Hospitality VOD monthly service and support consists of support fees, license fees, minimum guarantees, and movies sales.  Monthly sales are invoiced on the last day of each month and recognized as income at the same time.  One customer, Westmont Hospitality Group, is invoiced twice a month and revenue is recognized twice a month.

Residential equipment sales and installation consists of equipment purchases and the installation of that equipment.  Customers are billed and revenue is recognized at the time of sale. Equipment sales are billed to the customer once a month on their monthly invoice, and recognized as revenue at the same time.  Installation charges and maintenance service fees are recognized at the time of installation/service, or added to the monthly invoice of existing customers and recognized at that time.

Residential monthly service and support consists of voice, internet, and television services, DirecTV residuals and installation commissions, DISH Network commissions, and management fees.  Monthly service (voice, internet, and television) are billed to the customer on the 1st of each month for that month’s service.  If the customer cancels during the month, no refund is given.  Revenue is recognized on the 1st of each month.

DirecTV Residuals and PPC’s (“prepaid commissions”) are recognized once a month on the last day of the month.  DirecTV pays us 17% of the monthly service charges our customers pay to them (residuals) and $150 for each new customer we sign up.  The amounts are figured and booked at the end of each month.  We are paid once a month, 60 to 90 days after the corresponding month for residuals, and paid weekly, 30 to 45 days after corresponding week for PPC’s.

DISH Network commissions are recognized when payment is received from DISH Network.  DISH pays the commission once a month, 15 days after the end of the corresponding month.

Late/NSF fees are added to the customer’s monthly bill and recognized at that time.

Advertising Costs:    Advertising costs are expensed as incurred.  During 2010 and 2009, advertising costs were $78,630 and $64,794, respectively.

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

Concentrations

Credit Risk:    The Company’s operating cash balances are maintained in financial institutions and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Accounts Receivable:  At December 31, 2010, one customer represented 63% of the accounts receivable balance.  At December 31, 2009, two customers represented 33% of the accounts receivable balance.

Revenue: During 2010 one customer contributed to 42% of Roomlinx’s US hospitality revenue.  There were no revenue concentrations in 2009.

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

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

ASU No. 2009-17 revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2010-11 was issued in March 2010, and clarified that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations, or cashflows..

Recently Issued Accounting Standards:  The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

In  December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-28,  Intangibles-Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts , (“ASU 2010-28”). ASU 2010-28 modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This new standard is effective for the Company beginning June 1, 2011. This pronouncement is not expected to have a material impact on the consolidated financial statements upon adoption.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 is not anticipated to have a material impact to the financial statements of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3.     Acquisition of Canadian Communications, LLC.

On October 1, 2010, the Company acquired 100% of the membership interests of Canadian Communications, LLC, a Colorado limited liability company for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, par value $0.001 per share, of which 79,000 are being held back as security for the sellers’ indemnification obligations: The stock was valued at $2.70 per share or $1,215,000.  Roomlinx, Canadian, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement dated as of October 1, 2010 providing for the above described transaction.

The Purchase Agreement contains customary representations, warranties and covenants. Except for certain limited matters (including tax matters), the indemnification obligation of the former members of Canadian for breaches of Canadian’s representations and warranties will be subject to a $10,000 aggregate deductible and an aggregate cap of the Holdback Shares. Representations and warranties will generally survive for two years after closing, subject to a longer survival period for certain limited matters (including tax matters).

The acquisition of Canadian Communications, LLC involved the acquisition of five entities.  Canadian Communications, LLC owned Cardinal Connect, LLC and Cardinal Broadband, LLC directly and they owned Cardinal Hospitality, Ltd indirectly through Cardinal Connect, LLC.  A 50% joint venture interest in Arista Communications, LLC was also owned indirectly through Cardinal Broadband, LLC.

Following the acquisition, the separate entities of Canadian Communication, LLC, Cardinal Connect, LLC, and Cardinal Broadband, LLC were consolidated into Roomlinx, with the intention of formally dissolving the entities in 2011.  Canadian Communications, LLC and Cardinal Connect, LLC now operate as Roomlinx, Inc. and Cardinal Broadband, LLC operates as a division of Roomlinx.  The Company maintains the separate entity of Cardinal Hospitality, Ltd as a subsidiary of Roomlinx, Inc. and Arista Communications, LLC, remains a 50% joint venture interest.

The following table summarizes the fair values of the assets acquired and the liabilities assumed, as of October 1, 2010.

Current assets, excluding cash acquired	$622,466
Fixed assets	$2,381,651
Total assets acquired	$3,004,117

Current liabilities	$704,432
Long-term liabilities	$-
Total liabilities assumed	$704,432

Net assets acquired	$2,299,685

Purchase price:
Cash paid, net	$500,000
Fair market value of stock and options issued	$1,215,000
Acquisition costs	$5,762
Total	$1,720,762

Gain on acquisition	$578,923

The following unaudited pro forma condensed the consolidated results of operations have been prepared as if the acquisition of Canadian Communications, LLC had taken place as of January 1, 2009:

	Year ended December 31, 2010	Year ended December 31, 2009

Net revenues	$6,428,153	$3,778,199

Net loss	$(1,616,680)	$(3,134,417)

Series C Preferred dividends	$-	$29,032

Net loss available to common
shareholders	$(1,616,680)	$(3,163,449)

Net profit per share:
Basic and diluted	$-	$(1)

Weighted average shares outstanding
Basic and diluted	4,347,265	3,099,645

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of the results that would have occurred had the acquisition occurred as of January 1, 2009, nor are they necessarily indicative of the results that may occur in the future.

4.      Property and Equipment

At December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
In-ground distribution systems	$64,515	$-
Leasehold improvements	14,738	14,737.56
Hospitality property equipment	2,918,759	193,634
Residential property equipment	234,919	-
Computers and office equipment	453,782	433,314
Software	61,969	47,006
Subtotal	$3,748,682	$688,692

Accumulated depreciation	(1,083,117)	(421,314)
Total	$2,665,565	$267,378

Depreciation expense for the years ended December 31, 2010 and 2009 was $250,670 and $66,670, respectively.

5.     Notes Payable

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Compass Bank with a balance of $19,650.  The note bears interest at the prime rate plus 2% requires monthly payments of approximately $3,000, and is due June 5, 2012.  The balance at December 31, 2010 was $10,876.  Subsequent to December 31, 2010 this note was paid in its entirety.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to CDF Funding, LLC with a balance of $110,019.  The note bears interest at 12%, requires monthly payments of $4,996, and is due November 1, 2012.  The current portion of this liability was $50,405 and the long-term portion was $51,790 at December 31, 2010 for a total balance of $102,195.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Falcon Networks with a balance of $13,624.  The note bears interest at 11%, requires monthly payments of $537, and is due March 1, 2013.  The current portion of this liability was $5,300 and the long-term portion was $7,496 at December 31, 2010 for a total balance of $12,796.

Future minimum payments for each of the years through the notes expirations are as follows:

Year	Total
2011	$66,581
2012	57,090
2013	2,196
$125,867

6.     Line of Credit

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

At December 31, 2010, the Company had drawn $1,696,000 on the line of credit, with draws of $1,232,000 during the year ended December 31, 2010.  These advances will be repaid at various dates in 2014 and 2015.  The balance of the line of credit at December 31, 2009 was $464,000.  At December 31, 2010, the balance on the line of credit is reduced by a discount in the amount of $500,062 (see Note 8).  There were no debt discounts in 2009.  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of December 31, 2010.

Future minimum payments for the line of credit are as follows:

Year	Interest	Principal	Total
2011	$113,286	$-	$113,286
2012	111,140	-	111,140
2013	110,835	-	110,835
2014	102,783	464,000	566,783
2015	62,941	1,232,000	1,294,941
	$500,986	$1,696,000	$2,196,986

7.     Convertible Debentures

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

8.    Derivative Financial Instruments

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

In September 2009, upon the conversion of the convertible debentures, the derivative liabilities were terminated.

At December 31, 2009, and December 31, 2010, there were no derivative liabilities outstanding.

9.     Commitments and Contingencies

Operating Leases:    The Company leases its office facility under operating lease agreements having expiration dates through 2014.  Future minimum lease payments for each of the years through lease expiration are as follows:

Year	Amount
2011	$58,224
2012	58,224
2013	58,224
2014	24,260
$198,932

Capital Lease Obligations:    In June 2009, Roomlinx entered into a capital lease agreement with Key Equipment Finance for software.  The lease expires in 2012 when there is a $1 buyout option.  Future minimum lease payments for each of the years through lease expiration are as follows:

	2011	2012	Total

Remaining Principal Payments	$10,362	$5,473	$15,835
Remaining Interest Payments	837	120	957
Total Minimum Payments Due	$11,198	$5,593	$16,792

10.     Income Taxes

At December 31, 2010, the Company has tax loss carry forwards approximating $6,500,000 that expire at various dates through 2030. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010, are presented below:

Deferred tax assets:
Net operating loss carry forwards	$1,990,000
Less valuation allowance	(1,990,000)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $513,000 during 2010.

A reconciliation of the tax provision for 2010 and 2009 at statutory rates is comprised of the following components:

	2010	2009
Tax at statutory rates	$(431,400)	$(957,800)
Stock compensation	95,800	95,200
Effect of permanent differences	177,800	-
Valuation allowance	157,800	852,600
Tax provision	$-	$(10,000)

11.     Stockholders’ Equity (Deficit)

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and affected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2010 and December 31, 2009, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accumulated and unpaid as of December 31, 2010, were $159,240; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

On March 31, 2009, the Company’s board of directors approved the conversion of 1,000 shares of Series C Preferred Stock into 1,000,000 shares of Common Stock per the July 31, 2008 securities purchase agreement.

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

As of December 31, 2010 the Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of December 31, 2010, there were 4,958,915 shares of common stock issued and outstanding.

On January 2, 2009, the board of directors approved and issued 14,178 shares of our common stock with a fair value of $35,443, as interest for the fourth quarter of 2008, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On March 31, 2009, the Company’s board of directors approved and issued 61,022 shares of common stock with a fair value of $91,532 for the payment of Series C Preferred Stock Dividends.

On April 1, 2009, the board of directors approved and issued 13,907 shares of our common stock with a fair value of $34,767, as interest for the first quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On May 14, 2009, $100,000 in convertible debentures was converted to 50,000 shares of common stock pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007. This conversion had a fair value of $197,376.

On July 1, 2009, the board of directors approved and issued 12,949 shares of our common stock with a fair value of $34,364, as interest for the second quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On July 9, 2009, Heller Capital Investments converted $100,000 principal amount of Roomlinx Convertible Debentures into 50,000 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, LAM Opportunity Fund LTD converted $280,200 principal amount of Roomlinx Convertible Debentures into 140,100 shares of Roomlinx common stock pursuant to the terms of the Convertible Debentures.

On September 9, 2009, Roomlinx entered into a Debt Conversion Agreement with respect to the conversion of all remaining outstanding Roomlinx Convertible Debentures, $2,869,230 in convertible debentures, pursuant to which an aggregate of 934,900 shares of Roomlinx common stock were issued.

On October 1, 2009, the board of directors approved and issued 10,015 shares of our common stock with a fair value of $25,093, as interest for the third quarter of 2009, pursuant to the clauses outlined in the convertible debenture agreements of June 11 and June 13, 2007.

On April 27, 2010, 116,000 warrants were exercised at $2.00 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On April 29, 2010, Roomlinx entered into a securities purchase agreement with investors for an aggregate of 250,000 shares of common stock.  The shares were purchased at $4.00 per share for an aggregate of $1,000,000.

On May 13, 2010, 5,000 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On May 13, 2010, 5,000 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On July 6, 2010, 19,625 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 11,775 shares being issued.

On August 17, 2010, the Company entered into a securities purchase agreement with investors for an aggregate of 187,500 shares of common stock.  The shares were purchased at $4.00 per share for an aggregate of $750,000.

On August 30, 2010, 170,500 warrants were exercised at $2.00 per share, for an aggregate of $341,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock valued at $2.70 per share or $1,215,000, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  Roomlinx, Canadian Communications, LLC, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement providing for the above described transaction.

On October 1, 2010, 75,000 warrants were exercised at $2.00 per share, for an aggregate of $150,000, in accordance with the Credit Agreement entered into on June 5, 2009.

Warrants:

On June 14, 2009, 85,000 warrants were granted pursuant to the clauses outlined in the securities purchase agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On November 24, 2009, 60,000 warrants were granted to Marilyn Crawford pursuant to the clauses outlined in the Advisory Board Agreement dated November 24, 2009.  Such warrants were issued at an exercise price of $2.30 per share; 30,000 warrant shares will vest at the rate of 12,500 per month, on the last day of the month, starting on December 31, 2009 and continuing, unless earlier terminated, for a period of 24 months.  The remaining 30,000 warrant shares shall vest at the rate of 5,000 shares for each $250,000 in revenue for which the Consultant is responsible as set forth in the Advisory Board Agreement; the warrants were scheduled to expire 3 years from the date of issuance.  On February 17, 2010, Roomlinx cancelled the Advisory Board Agreement, effectively canceling the 56,250 unvested warrants issued in connection with the November 24, 2009 Agreement.

On December 17, 2009, 31,000 warrants were granted pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On April 27, 2010, 116,000 warrants were exercised at $2.00 per share, for an aggregate of $232,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On May 13, 2010, 5,000 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On May 13, 2010, 5,000 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 3,040 shares being issued.

On July 6, 2010, 19,625 warrants were exercised at $2.00 per share.  The exercise was cashless and resulted in 11,775 shares being issued.

On August 2, 2010, 170,500 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On August 30, 2010, 170,500 warrants were exercised at $2.00 per share, for an aggregate of $341,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On September 30, 2010, 75,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On October 1, 2010, 75,000 warrants were exercised at $2.00 per share, for an aggregate of $150,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On November 18, 2010, the board of directors approved the grant of 32,800 warrants to two individuals as payment for services rendered.  The warrants were issued at an exercise price of $4.50 per share and vest immediately; the warrants expire five years from the date of issuance.

On December 20, 2010, 62,500 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On December 31, 2010, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.5000	32,800	4.88	$147,600		$-
$2.0000	62,500	1.97	$125,000		$62,500
$2.3000	3,750	1.90	$8,625		$2,625
$3.0000	70,000	1.45	$210,000		$-
$3.0000	39,000	0.99	$117,000		$-
$6.0000	200,000	0.55	$1,200,000		$-
$4.0000	200,000	0.55	$800,000		$-
	608,050		$2,608,225	$4.29	$65,125

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	798,258	$4.40
Issued	176,000	2.06
Exercised	-	-
Expired/Cancelled	(150,000)	2.00
Outstanding at January 1, 2010	824,258	4.34
Issued	340,800	3.02
Exercised	(391,125)	2.00
Expired/Cancelled	(165,883)	5.73
Outstanding at December 31, 2010	608,050	$4.29	1.92	$65,125
Exercisable at December 31, 2010	608,050	$4.29	1.92	$65,125

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

The fair value of the warrants granted November 18, 2010 was $106,671. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 5 years, expected volatility of 137%, risk-free interest rate of 1.51% and no dividend yield. The weighted average fair value at the date of grant for warrants granted November 18, 2010, averaged $3.25 per warrant.  The company recorded the $106,671 as compensation expense.

The fair value of the warrants granted December 20, 2010 was $133,841. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 129%, risk-free interest rate of 1.01% and no dividend yield. The weighted average fair value at the date of grant for warrants granted December 20, 2010, averaged $2.14 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $87,172 in connection with this warrant grant.

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

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of December 31, 2010, options to purchase 371,257 shares were vested. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On February 23, 2009, the Company’s board of directors approved the grant of an aggregate of 3,500 Incentive Stock Options and an aggregate of 2,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $1.00 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company.  1,000 of the qualified options terminated prior to the end of the quarter due to termination of employment.

On February 23, 2009, the Company’s board of directors approved the grant of an aggregate of 12,000 Non-Qualified Stock Options.  Such options were issued at an exercise price of $1.00 per share and vest in 12 equal installments over 12 months; the options expire 7 years from the date of issuance or upon termination of employment with the Company.

On March 5, 2009, the Stockholders approved an amendment to the Company’s Long Term Incentive Plan to increase the number of shares of Common Stock available for issuance there under from 250,000 to 1,200,000.

On June 5, 2009, the Company’s board of directors approved a grant of 100,000 Incentive Stock Options to an officer and board member, pursuant to his employment agreement dated June 5, 2009.  Such options were issued at an exercise price of $3.30 per share and vest one-half (1/2) on each of the first two anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the Company.

On July 9, 2009, the Company’s board of directors approved the grant of an aggregate of 4,500 Incentive Stock Options.  Such options were issued at an exercise price of $2.50 per share and vest one-third (1/3) on each of the first three anniversaries of the grant date; the options expire 7 years from the date of issuance or upon termination of employment with the company.  1,000 of the qualified options terminated prior to the end of the year due to termination of employment.

On April 12, 2010, the Board of Directors granted 22,442 aggregate incentive stock options to employees of Roomlinx and 6,813 non-incentive stock options to contractors of Roomlinx.  These options have an exercise price of $3.10, the fair market value on the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.  1,000 of these options were subsequently surrendered in lieu of increased monetary compensation.  7,500 of these options expired prior to the end of the year due to termination of employment.

On September 17, 2010, the Board of Directors granted 4,500 aggregate incentive stock options to employees of Roomlinx.  These options have an exercise price of $4.80, the average of the high and low market value on the day prior to the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.   500 of these options were subsequently surrendered in lieu of increased monetary compensation.

On October 1, 2010, the Board of Directors granted 40,000 aggregate incentive stock options to an employee of Roomlinx.  These options have an exercise price of $4.50, the average of the high and low market value on the day prior to the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On November 18, 2010, the Board of Directors granted 11,000 aggregate incentive stock options to employees of Roomlinx.  These options have an exercise price of $3.75, the average of the high and low market value on the day prior to the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On December 31, 2010, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.7500	11,000	6.88	$41,250		$-
$4.5000	40,000	6.76	$180,000		$-
$4.8000	4,000	6.72	$19,200		$-
$3.1000	20,757	6.28	$64,347		$-
$2.5000	2,500	5.53	$6,250		$1,250
$3.3000	100,000	5.43	$330,000		$-
$1.0000	16,500	5.15	$16,500		$33,000
$1.7000	2,000	4.84	$3,400		$2,600
$1.2000	8,000	4.64	$9,600		$14,400
$2.0000	7,000	4.56	$14,000		$7,000
$1.5000	9,500	3.86	$14,250		$14,250
$2.5000	10,000	3.34	$25,000		$5,000
$2.0000	130,000	2.89	$260,000		$130,000
$2.6000	10,000	1.61	$26,000		$4,000
	371,257		$1,009,797	$2.720	$211,500

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	201,500	$2.200
Issued	123,000	2.850
Exercised	-	-
Expired/Cancelled	(18,000)	1.660
Outstanding at January 1, 2010	306,500	$2.510
Issued	84,755	3.935
Exercised	-	-
Expired/Cancelled	(20,000)	4.563
Outstanding at December 31, 2010	371,255	$2.720	5.25	$211,500
Vested at December 31, 2010	236,829	$2.220	4.11	$199,661
Exercisable at December 31, 2010	236,829	$2.220	4.11	$199,661

The Company recorded deferred compensation expense of $85,307 in connection with options granted during the quarter ended June 30, 2010. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 128%, risk-free interest rate of 3.29% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended June 30, 2010, averaged $0.03 per option.

The Company recorded deferred compensation expense of $20,178 in connection with options granted during the quarter ended September 30, 2010. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 136%, risk-free interest rate of 2.14% and no dividend yield. The weighted average fair value at the date of grant for options granted September 17, 2010, averaged $4.48 per option.

The Company recorded deferred compensation expense of $206,138 in connection with options granted during the quarter ended December 31, 2010. The fair value of the option grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 136%, risk-free interest rate range between 1.90% and 2.20% and no dividend yield. The weighted average fair value at the date of grant for options granted October 1, 2010, averaged $4.19 per option and the weighted average fair value at the date of grant for options granted November 18, 2010, averaged $3.50 per option.

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

12.      Segment Information

We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end user of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of December 31, 2010, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

The accounting policies of our segments are the same as those described in Note 2 above, except that certain expenses are not allocated to the segments.  Unallocated expenses consist of corporate overhead, depreciation expense, and non-operating income and expenses.

Financial information for our segments is as follows:

	2010	2009
Total Revenue:
Hospitality	$4,264,889	$2,440,857
Residential	230,307	-
Total	$4,495,196	$2,440,857

Total Cost of goods:
Hospitality	$3,297,252	$1,564,141
Residential	132,449	-
Total	$3,429,701	$1,564,141

Total Gross profit:
Hospitality	$967,637	$876,716
Residential	97,858	-
Total	$1,065,495	$876,716

Operating expenses:
Operations	$724,887	$495,005
Product development	414,098	289,711
General and administrative	1,517,795	1,193,967
Depreciation
Hospitality	239,148	66,670
Residential	11,522	-
Total operating expenses	2,907,450	2,045,353
Operating loss:	$(1,841,955)	$(1,168,637)

Total Net assets:
Hospitality	724,376	179,206
Residential	228,924	-
Other	1,712,265	88,172
Total	$2,665,565	$267,378

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
Untied States	$3,710,427	$2,949,342	$761,085
Canada	413,165	312,209	100,956
Foreign	141,297	35,701	105,596
	$4,264,889	$3,297,252	$967,637

Residential	230,307	132,449	97,858

Total	$4,495,196	$3,429,701	$1,065,495

Segment	2009 Revenues	2009 Cost of Goods Sold	2009 Gross Profit
Hospitality
Untied States	$2,286,714	$1,501,234	$785,480
Canada	128,273	56,440	71,833
Foreign	25,870	6,467	19,403
	$2,440,857	$1,564,141	$876,716

Residential	-	-	-

Total	$2,440,857	$1,564,141	$876,716

13.      Arista Communications, LLC.

Roomlinx, Inc. has, a 50% joint venture ownership in, and manages the operations for, Arista Communications, LLC (“Arista”).  The other 50% of Arista is owned by Wiens Real Estate Ventures, LLC, a Colorado Limited Liability Company. Roomlinx acquired its 50% interest in Arista through its acquisition of Canadian Communications LLC, on October 1, 2010.

Arista provides telephone, internet, and television services to residential and business customers located in the Arista community in Broomfield, Colorado.  As the operations manager for Arista, Roomlinx reports 100% of revenues and 100% of its expenses on its statement of operations, and 100% of asset, liability, and equity transactions on their balance sheet.  Roomlinx then adjusts the books, through a non-controlling interest allocation, for the 50% ownership of the entity by Wiens Real Estate Ventures, LLC.

 Financial information for Arista Communications, LLC is as follows for the period October 1, 2010, through December 31, 2010:

2010

Revenue	$28,858
Cost of goods sold	16,168
Gross Profit	12,690

Operating expenses	4,551

Non-operating income (expense)	8,351

Net (loss)	$(212)

Weins share of he net loss of $106 for the period October 1, 2010, through December 31, 2010.

14.      Subsequent Events

On March 3, 2011 65,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

The Company has evaluated events subsequent to the balance sheet date of December 31, 2010 and has determined that there are no additional subsequent events that require disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The Board of Directors has an Audit Committee and a Compensation Committee.  During the fiscal year ended December 31, 2010, the full Board of Directors met three times, the Audit Committee and the Compensation Committee both met twice. During 2010, all directors attended at least 75% of the meetings of the Board of Directors and the committees thereof on which they served.  The Company encourages each member of the Board of Directors to attend each annual meeting of stockholders.  Only Michael Wasik attended the Company’s 2010 annual meeting of stockholders.

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2010. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Michael S. Wasik	41	Chief Executive Officer and Chairman
Edouard Garneau	48	Chief Financial Officer
Judson Just	40	Director
Jay Coppoletta	32	Director

Michael S. Wasik has served as the Company’s Chief Executive Officer and member of the Board of Directors since November 2, 2005.  Mr. Wasik joined the Roomlinx Executive Management team in August of 2005 after executing the merger of his company, SuiteSpeed, with Roomlinx.   During Mr. Wasik’s first 3 years as CEO, he successfully restructured Roomlinx’ balance sheet, eliminating debt and raising just under ten million in debt and equity financing.    He also took Roomlinx from a non-reporting, pink sheet company to a fully reporting company with the SEC currently trading on the OTC exchange.  Currently Mr. Wasik is responsible for leading Roomlinx, which includes the development and market penetration of Roomlinx’ newest product, Roomlinx Interactive TV.

Prior to the Roomlinx merger, Wasik was the CEO/Founder of SuiteSpeed Inc. a wireless Internet provider within the hospitality market.  Having launched SuiteSpeed in late 2002, Wasik was responsible for defining technology architecture, market direction, and the overall vision for this fast growing WiFi company. Wasik expanded the company’s geographical coverage from its Denver backyard to serving hotel chains and independents across the U.S.  Under his direction, SuiteSpeed was on Mercury’s top 100 fastest growing companies list for 2003 and 2004.

Wasik is also the Founder and Chairman of the Board of TRG Inc., an IT consulting company.  Having launched TRG in late 1997 with no outside funding, Mr. Wasik was responsible for the overall sales and marketing effort, and defined TRG’s overall vision. Under his leadership, the company achieved average growth of 300% per year, over the first four years with positive EBITDA.  Mr. Wasik expanded the company’s billable resources from 6 consultants in 1997 to 60 consultants in 2000 serving Fortune 500 corporations across the U.S.  Mr. Wasik has managed over 60 people in 4 offices throughout the United States.

Mr. Wasik was nominated for the 2005 Ernst and Young Entrepreneur of the Year award and currently sits on the Editorial Board for Hotel Executive publication.

Edouard Garneau has served as the Company’s chief financial officer since October 1, 2010.  Prior to joining Roomlinx, Mr. Garneau was President and LLC Manager for Canadian Communications, LLC.  At Canadian, his role involved oversight and management of its three operational divisions, including all financial, personnel and operational matters.  He formed and launched the Cardinal Broadband division in 2005 when he was COO of Cardinal Communications, Inc.  He also led the negotiations for, and ultimately the purchase of, the current video-on-demand divisions (Cardinal Connect and Cardinal Hospitality) from Entertainment and Media Telecoms while serving as CEO of Cardinal Communications, Inc.  Canadian served over 24,000 rooms in Canada, the United States and Aruba, and maintained and supported its propriety systems for vendors in Australia, England and South Africa.  Prior to Canadian Communications, Mr. Garneau served as Chief Executive Officer and Director for Cardinal Communications, Inc., a publically traded, diversified telecommunications and real estate development company.  He served in that role since November 2005, and prior to that he served as Chief Operating Officer for the company since the merger of Cardinal Communications, Inc. with Sovereign Partners on February 18, 2005.

Judson P. Just, CFA has spent the last eleven years with PEAK6 Investments, LP as a Portfolio Manager for two private funds, an Analyst, Trader and Manager of the founding family’s Family Office.  Established in 1997, PEAK6 Investments, LP is a leading financial institution in Chicago with an established track record of success in proprietary trading. Recently recognized as one of “Chicago’s Best and Brightest Employers to Work For,” the company is also rapidly expanding its commercial focus to include innovative initiatives in the online media, retail options brokerage and asset management.  Judson is also a Board member for Solution BioSciences, an animal health technology company; and Vassol Inc., the developer of NOVA® the first commercially available technology to measure actual blood flow rates in individual vessels using MRA/MRI scanners.  Prior to PEAK6, Judson spent six years as a Trader for Heartland Funds, a specialist in small cap equities.

Jay Coppoletta is the Chief Legal Officer of PEAK6 Investments, L.P., a position he has held since February 2010.  PEAK6 Investments, L.P. is a Chicago based financial institution engaged in proprietary trading, asset management and retail brokerage services.  Prior to joining PEAK6, Mr. Coppoletta was an associate in the Chicago office of Sidley Austin LLP for over six years.  Sidley Austin LLP is an international law firm with over fifteen offices and 1,600 attorneys.  Mr. Coppoletta’s practice while at Sidley Austin LLP focused on mergers and acquisitions and counseling boards of directors of public companies.  Mr. Coppoletta is a member of the state bar of Illinois and graduated magna cum laude from the University of Michigan Law School, where he was a member of the Law Review, in 2003.  Mr. Coppoletta received a Bachelor of Arts summa cum laude from Loyola University Chicago in 2000.  Mr. Coppoletta provides the Roomlinx Board of Directors with experience in corporate governance matters and strategic transactions.

Independence of Directors

The Board of Directors has determined that  Judson Just and Jay Coppoletta are “independent” as defined in NASDAQ Marketplace Rule 4200.

Involvement in Certain Legal Proceedings

In December 2008, Cardinal Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  In addition, several of Cardinal’s real estate development subsidiaries filed bankruptcy as well.  Most of the subsidiaries filed under Chapter 7 and were liquidated.  Cardinal Communications, Inc.’s Plan of Reorganization was approved in May 2009.  Ed Garneau, our Chief Financial Officer, was the Chief Executive Officer and director of Cardinal Communications, Inc. from 2005 through the reorganization in 2009.  After the Plan of Reorganization was approved in 2009, Mr. Garneau left Cardinal to run Canadian Communications, LLC.  Although Cardinal was a publicly traded company for a number of years, it voluntarily, and in cooperation with the Securities and Exchange Commission, terminated its reporting status in April 2008, and was delisted and ceased trading as a public entity.

To our knowledge, except as discussed in the preceding paragraph, none of our directors or executive officers has during the past ten years (i) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity; (iv) been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (v) been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (vi) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Judson Just and Jay Coppoletta. The Board of Directors has delegated to the Audit Committee the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors’ fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

AUDIT COMMITTEE FINANCIAL EXPERT

Judson Just is the Company’s Audit Committee Financial Expert.  Mr. Just, as a CFA, is a portfolio manager and a financial expert.

Audit Committee Report

Management has primary responsibility for the Company’s internal control and financial reporting process, and for making an assessment of the effectiveness of the Company’s internal control over financial reporting.  StarkSchenkein, LLP is responsible for performing an independent audit of the Company’s (i) consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”) and (ii) the Company’s internal control over financial reporting and to issue an opinion on those financial statements and internal control over financial reporting.  The Audit Committee’s responsibility is to monitor and oversee these processes.

The Audit Committee has reviewed and discussed the Company’s quarterly and annual audited financial statements with management and with StarkSchenkein, LLP, the Company’s independent registered public accountants.  The Company has also discussed with StarkSchenkein, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Auditing Standards Board of the American Institute of Certified Public Accountants.  The Audit Committee has also received from StarkSchenkein, LLP the written communication and the letter required by applicable requirements of the PCAOB regarding StarkSchenkein, LLP’s communication with the Audit Committee concerning independence.  The Audit Committee has discussed with StarkSchenkein, LLP their independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the December 31, 2010 audited financial statements be included in the Company’s Annual Report on Form 10-K for 2010.

AUDIT COMMITTEE

Judson Just, Chairman
Jay Coppoletta*

*	Mr. Coppoletta was appointed to our board of directors on May 28, 2010.

COMPENSATION COMMITTEE

The Compensation Committee is responsible for providing assistance to the Board in the discharge of its responsibilities relating to compensation and development of the Company’s Chief Executive Officer and other executive officers. In addition, the Compensation Committee reviews, adopts, terminates, amends or recommends to the Board the adoption, termination or amendment of equity-based employee plans, incentive compensation plans and employee benefit plans, as further described in the Compensation Committee Charter.  The Compensation Committee may use a compensation consultant to assist in the evaluation of Chief Executive Officer or executive officer compensation. The Compensation Committee has the sole authority to retain and terminate any compensation consultant and to approve the consultant’s fees and other retention terms.  The members of the Compensation Committee are Messrs. Just and Coppoletta.

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
Roomlinx, Inc., 2150 W. 6th Avenue, Unit H, Broomfield, CO 80020, Attn.: Michael S. Wasik, Chief Executive Officer.

Communicating with the Board

Stockholders may communicate directly with the Board of Directors.  All communications should be directed to the Company’s Secretary at 2150 W. 6th Avenue, Unit H, Broomfield, CO 80020 and should prominently indicate on the outside of the envelope that it is intended for the Board of Directors or for non-management directors.  Each communication intended for the Board of Directors and received by the Secretary which is not otherwise commercial in nature will be forwarded to the specified party following its clearance through normal security procedures.

Review of Related Party Transactions

The Company does not employ specific procedures for the review, approval or ratification of related party transactions involving directors, nominees for directors, executive officers and their immediate family members, but considers such transactions on a case-by-case basis as they arise.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  During the fiscal year ended December 31, 2010, Mr. Judson Just, a Director of the Company, filed three Forms 4 reporting a total of five transactions on a non-timely basis.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2010 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael S. Wasik, CEO	2010	150,000	-	-	9,634	-	-	-	159,634

Michael S. Wasik, CEO	2009	150,000	-	-	78,068	-	-	-	228,068

(1)
In 2009 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 142%, expected option life of 7.0 years and a risk-free interest rate of 3.25%.

(2)
In 2010 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 128%, expected option life of 7.0 years and a risk-free interest rate of 3.29%.

Executive Employment Arrangements

On June 5, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Michael S. Wasik, our Chief Executive Officer and Chairman of the Board of Directors, replacing a prior employment agreement that had expired.  Pursuant to the Employment Agreement, Mr. Wasik continues to serve as our Chief Executive Officer for a starting base salary of $150,000 per year. In addition, Mr. Wasik is eligible for payment of a bonus based on his performance, as, when and in an amount determined by the Compensation Committee and/or the Board of Directors.  Assuming the achievement of all relevant performance criteria and established milestones, Mr. Wasik will have a target annual bonus of at least 100% of his base salary plus an incentive stock option to purchase 50,000 shares of our Common Stock.

The Employment Agreement may be terminated at any time by either the Company or Mr. Wasik; provided, however, that in the event Mr. Wasik terminates for “Good Reason” or the Company terminates without “Cause”, each as defined in the Employment Agreement, then Mr. Wasik shall, on the fulfillment of certain conditions, be entitled to severance compensation equal to twelve (12) months’ salary.

Further to the Employment Agreement and in consideration of services already performed, on June 5, 2009, Mr. Wasik was granted a stock option under our Long-Term Incentive Plan to purchase 100,000 shares of our Common Stock at an exercise price equal to $3.30 per share, vesting fifty percent (50%) on each of June 5, 2010 and June 5, 2011.

On October 1, 2010, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Garneau to serve as Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Garneau’s starting base salary is $150,000 per year. In addition, Mr. Garneau will be eligible for payment of a bonus based on his performance, as, when and in an amount determined by the Compensation Committee and/or the Board of Directors of Roomlinx. Assuming the achievement of all relevant performance criteria and established milestones, Mr. Garneau will have a target annual bonus of at least 100% of his base salary.

The Employment Agreement may be terminated at any time by either Roomlinx or Mr. Garneau; provided, however, that in the event Mr. Garneau terminates for “Good Reason” or Roomlinx terminates without “Cause”, each as defined in the Employment Agreement, then Mr. Garneau shall, on the fulfillment of certain conditions, be entitled to severance compensation equal to twelve (12) months’ salary.

In addition, further to the Employment Agreement and as an inducement to acceptance of an offer of employment, on October 1, 2010, pursuant to Roomlinx’s standard stock option award agreement, Mr. Garneau was granted options to purchase 40,000 shares of Roomlinx Common Stock at an exercise price equal to $4.50 per share, the last publicly reported sales price of a share of Roomlinx Common Stock on the Effective Date, vesting equally over a three year period.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2010)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael
Wasik	10,000	-	-	$2.60	08/10/12	-	$-	-	$-

Michael
Wasik	100,000	-	-	$2.00	11/20/13	-	$-	-	$-

Michael
Wasik	100,000	50,000	-	$3.30	06/05/16	-	$-	-	$-

Michael
Wasik	3,378	3,378	-	$3.10	04/12/17	-	$-	-	$-

Edouard
Garneau	40,000	40,000	-	$4.50	10/01/17	-	$-	-	$-

Director Compensation Table – Fiscal Year-End December 31, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Wasik	-	-	-	-	-	-	-

Judson Just	-	-	-	-	-	-	-

Jay Coppoletta	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2010, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of December 31, 2010 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND CLASS A PREFERRED STOCK

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik(1)	412,336	8.3%	0	*

Judson Just	16,990	*	0	*

Jay Coppoletta	400	*	0	*

Edouard Garneau(2)	42,000	*	0	*

Jennifer Just(3) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80020	1,831,081	33.9%	0	*

Matthew Hulsizer(4) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80020	1,829,581	33.8%	0	*

Lewis Opportunity Fund, L.P. 500 Fifth Avenue, Suite 2240 New York, NY 10110	648,107	13.1%	0	*

Verition Multi-Strategy Master Fund Ltd. c/o Maples Corporate Services Limited PO Box 309, Ugland House Grand Cayman, KY1-1104 Cayman Islands	375,518	7.6%	0	*

All executive officers and directors (4 persons)	471,326	9.2%	0	*

* less than 1%

(1)
Includes (i) 252,336 outstanding shares owned by Mr. Wasik, (ii) options to purchase 10,000 shares at $2.60 per share which expire on August 10, 2012, (iii) options to purchase 100,000 shares at $2.00 per share which expire on November 20, 2013 and (iv) options to purchase 50,000 shares at $3.30 per share which expire on June 5, 2016.  Does not include options to purchase 50,000 shares at $3.30 per share which vest on June 5, 2011 and expire on June 5, 2016.

(2)
Includes 42,000 shares owned by Garneau Alliance, LLC, of which Mr. Garneau is Manager.  Does not include options granted to Mr. Garneau to purchase 40,000 shares at $4.50 per share which are not yet exercisable.

(3)
Includes (i) 976,140 shares of Common Stock jointly owned with Matthew Hulsizer (ii) 42,441 shares of Common Stock owned by the Just Descendant Trust, (iii) warrants jointly owned with Matthew Hulsizer expiring July 31, 2011 to purchase 184,000 shares of Common Stock at $4.00 per share, (iv) warrants jointly owned with Matthew Hulsizer expiring July 31, 2011 to purchase 184,000 shares of Common Stock at $6.00 per share, (v) warrants owned by the Just Descendant Trust expiring July 31, 2011 to purchase 8,000 shares of Common Stock at $4.00 per share, (vi) warrants owned by the Just Descendant Trust expiring July 31, 2011 to purchase 8,000 shares of Common Stock at $6.00 per share, (vii) 361,500 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (viii) warrants owned by Cenfin LLC expiring December 20, 2013 to purchase 62,500 shares of Common Stock at $2.00 per share, and (ix) 4,500 shares held as Custodian for the benefit of her children.

(4)
Includes (i) 976,140 shares of Common Stock jointly owned with Jennifer Just, (ii) 42,441 shares of Common Stock owned by the Hulsizer Descendant Trust, (iii) warrants jointly owned with Jennifer Just expiring July 31, 2011 to purchase 184,000 shares of Common Stock at $4.00 per share, (iv) warrants jointly owned with Jennifer Just expiring July 31, 2011 to purchase 184,000 shares of Common Stock at $6.00 per share, (v) warrants owned by the Hulsizer Descendant Trust expiring July 31, 2011 to purchase 8,000 shares of Common Stock at $4.00 per share and (vi) warrants owned by the Hulsizer Descendant Trust expiring July 31, 2011 to purchase 8,000 shares of Common Stock at $6.00 per share, (vii) 361,500 shares of Common Stock owned by Cenfin LLC, an affiliate of Matthew Hulsizer, (viii) warrants owned by Cenfin LLC expiring December 20, 2013 to purchase 62,500 shares of Common Stock at $2.00 per share and (ix) 3,000 shares held as Custodian for the benefit of his child.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 10, 2009, upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of the Company’s Common Stock and pursuant to the terms of the Series C Stock Purchase Agreement, (i) all 1,000 shares of Series C Stock were converted into an aggregate of 1,000,000 shares of Common Stock, (ii) the Series C-1 Warrants were no longer exercisable for Series C Stock but instead became exercisable for an aggregate of 200,000 shares of Common Stock at an initial exercise price of $4.00 per share and (iii) the Series C-2 Warrants were no longer exercisable for Series C Stock but instead became exercisable for an aggregate of 200,000 shares of Common Stock at an initial exercise price of $6.00 per share.

On March 31, 2009, the Company’s Board of Directors approved the issuance of 61,022 shares of common stock with a fair value of $91,532 for the payment of previously accrued dividends on Series C Preferred Stock.  The shares were issued on April 2, 2009.

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company (“Cenfin”).  Cenfin is an affiliate of Jennifer Just and Matthew Hulsizer, joint owners, together with certain affiliated trusts, of in excess of 20% of our Common Stock.  Jennifer Just is the sister of Judson Just, a Director of the Company.  Pursuant to the Credit Agreement, Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx agreed to issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $2.00 per share.  Each Revolving Credit Note bears interest at a rate of 9% per annum and matures on the fifth anniversary of its issuance. Each Warrant is exercisable for a three year period from its issuance at an initial exercise price of $2.00 per share. On June 14, 2009, 85,000 warrants were granted by Roomlinx to Cenfin pursuant to the Credit Agreement.  The Credit Agreement was approved by a majority of the members of the Company’s Board of directors, excluding Judson Just.

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

On December 17, 2009, 31,000 warrants were granted by Roomlinx to Cenfin pursuant to the Credit Agreement.  Such warrants were issued at an exercise price of $2.00 per share, vested immediately and expire three years from the date of issuance.

On March 10, 2010, the Company and Cenfin executed an amendment (the “Amendment”) to the Credit Agreement.  Pursuant to the Amendment, the Revolving Credit Commitment under the Credit Agreement was increased from $5,000,000 to $25,000,000 and the permitted Use of Proceeds was expanded to include certain capital expenditures.  The remaining terms of the Credit Agreement were not amended.  The Amendment was approved by a majority of the Company’s Board of directors, excluding Judson Just.  At April 12, 2010, $464,000 of borrowings were outstanding under the amended Credit Agreement.

On April 27, 2010, Cenfin exercised the 116,000 warrants previously granted to it, purchasing 116,000 shares of the Company’s Common Stock at a price of $2.00 per share.

On July 30, 2010, with effect as of July 15, 2010, the Company and Cenfin LLC entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (1) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 to the fair market value of the Company’s common stock on the date of such draw.

On August 2, 2010, warrants to purchase 170,500 shares were granted to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

On August 18, 2010, Roomlinx issued and sold (i) 87,500 shares of its Common Stock to Verition Multi-Strategy Master Fund Ltd., (ii) 67,500 shares of its Common Stock to Wilmot Advisors LLC, (iii) 27,500 shares of its Common Stock to Arceus Partnership, (iv) 2,500 shares of its Common Stock to Ted Hagan and (v) 2,500 shares of its Common Stock to Josh Goldstein.  These issuances were at a price of $4.00 per share for an aggregate purchase price of $750,000.

On August 30, 2010, Cenfin LLC exercised the 170,500 warrants granted to it on August 2, 2010 at $2.00 per share, for an aggregate of $341,000.

On September 30, 2010, warrants to purchase 75,000 shares were granted to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

On October 1, 2010, Cenfin LLC exercised the 75,000 warrants granted to it on September 30, 2010 at an exercise price of $2.00 per share, for an aggregate of $150,000.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  At the sellers’ direction, and in consideration of releases of indebtedness and other obligations owed by Canadian, on October 1, 2010, Roomlinx issued (i) 48,000 shares of its Common Stock to Peyton Communications, LLC, (ii) 162,000 shares of its Common Stock to Thunderbird Management Limited Partnership, (iii) 18,000 shares of its Common Stock to AEJM Enterprises Limited Partnership, and (v) 42,000 shares of its Common Stock to Garneau Alliance, LLC.

On October 1, 2010, the Company entered into an Employment Agreement with Mr. Edouard Garneau, previously the President and LLC Manager for Canadian Communications, LLC, to serve as the Chief Financial Officer of the Company (the “CFO Employment Agreement”).  Pursuant to the CFO Employment Agreement, Mr. Garneau’s starting base salary is $150,000 per year. In addition, Mr. Garneau is eligible for payment of a bonus based on his performance, as, when and in an amount determined by the Compensation Committee and/or the Board of Directors of Roomlinx. Assuming the achievement of all relevant performance criteria and established milestones, Mr. Garneau will have a target annual bonus of at least 100% of his base salary.  In addition, further to the CFO Employment Agreement and as an inducement to acceptance of an offer of employment, on October 1, 2010, pursuant to Roomlinx’s standard stock option award agreement, Mr. Garneau was granted options to purchase 40,000 shares of Roomlinx Common Stock at an exercise price equal to $4.50 per share, the last publicly reported sales price of a share of Roomlinx Common Stock on October 1, 2010, vesting equally over a three year period.  The CFO Employment Agreement may be terminated at any time by either Roomlinx or Mr. Garneau; provided, however, that in the event Mr. Garneau terminates for “Good Reason” or Roomlinx terminates without “Cause”, each as defined in the Employment Agreement, then Mr. Garneau shall, on the fulfillment of certain conditions, be entitled to severance compensation equal to twelve (12) months’ salary.

On December 20, 2010, warrants to purchase 62,500 shares were granted to Cenfin LLC pursuant to the terms of the Credit Agreement (as amended on March 10, 2010 and July 15, 2010).  Such warrants were issued at an exercise price of $2.00 per share, vesting immediately and expiring three years from the date of issuance.

There have been no transactions, or series of similar transactions, during 2007, 2008, 2009 or 2010, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded or is expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any director of our company, any executive officer of our company, any stockholder owning of record or beneficially 5% or more of our common stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest (a “Related Person Transaction”), except as otherwise disclosed above.

The Company’s policy with regards to Related Person Transactions requires that where a transaction has been identified as a Related Person Transaction, the noninterested members of the Board of Directors of the Company must approve or ratify it. Management must present to such noninterested members of the Board of Directors a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify Related Person Transactions, the Company relies on information supplied by its executive officers and Directors. In considering Related Person Transactions, the noninterested members of the Board of Directors take into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a Director’s independence in the event the related person is a director, immediate family member of a Director or an entity with which a Director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a Director has an interest in the proposed transaction, the Director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a Related Person Transaction, the noninterested members of the Board of Directors look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as determined by them in the good faith exercise of their discretion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by StarkSchenkein LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2010, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2010, were $65,800.

The aggregate fees for professional services rendered by StarkSchenkein LLP for the audit of the annual consolidated financial statements of Roomlinx, Inc. for the fiscal year ended December 31, 2009, and for the reviews of the financial statements included in Roomlinx, Inc. Quarterly Reports on Form 10-QSB for the fiscal year ended December 31, 2009, were $45,500.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

In 2010, StarkSchenkein LLP also received $15,000 in fees for tax services to the Company for the fiscal years ended December 31, 2004, 2005, 2006, 2007, 2008, and 2009.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before StarkSchenkein, LLP was engaged by the Company for the 2010 audit, StarkSchenkein, LLP’s engagement and engagement letter were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed with this report or incorporated by reference:

3.1	Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010.

3.2	Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

4.1	Form of Convertible Debenture, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007.

4.2	Form of Warrant issued to Creative Hospitality Associates, incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2008.

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

10.1	Roomlinx, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the SEC on January 30, 2009.

10.2
Securities Purchase Agreement, dated as of June 11, 2007, by and among Roomlinx, Inc. and the Investors named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2007.

10.3	Employment Agreement, dated June 5, 2009, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 11, 2009.

10.4	Employment Agreement dated October 1, 2010 between Roomlinx, Inc. and Edouard Garneau, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 7, 2010

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

10.11
Securities Purchase Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.12
Registration Rights Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.13
Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated July 30, 2010, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 19, 2010.

10.14
Form of Director Indemnification Agreement, dated July 30, 2010, between Roomlinx, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on August 19, 2010.

10.15
Securities Purchase Agreement, dated August 18, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd., Wilmot Advisors LLC, Arceus Partnership, Ted Hagan and Josh Goldstein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 19, 2010

10.16
Registration Rights Agreement, dated August 18, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd., Wilmot Advisors LLC, Arceus Partnership, Ted Hagan and Josh Goldstein, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 19, 2010

10.17
Unit Purchase Agreement, dated as of October 1, 2010, by and among Roomlinx, Inc., Canadian Communications, LLC, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 7, 2010.

* 21.1	Subsidiaries of the Registrant.

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Judson Just
Judson Just
Director

By:	/s/ Jay Coppoletta
Jay Coppoletta
Director

Date: 03/30/11