Form 10-K/A
period 2010-12-31
ROOMLINX INC
filed 2011-05-18
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment is being filed to correct typographical errors in the footnotes provided in Item 8 – Financial Statements and Supplementary Data.  The financial statements themselves did not include these errors.

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

United States: Our US Hospitality revenues increased $1,423,713 or 62% from $2,286,714 for the year ended December 31, 2009 to $3,710,427 for the year ended December 31, 2010.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

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

	2010	2009

Revenues:
Hospitality	$4,264,889	$2,440,857
Residential	230,307	-
Total	4,495,196	2,440,857

Cost of goods sold
Hospitality	3,297,252	1,564,141
Residential	132,449	-
Total	3,429,701	1,564,141
Gross profit	1,065,495	876,716

Operating expenses:
Operations	724,887	495,005
Product development	414,098	289,711
General and administrative	1,517,795	1,193,967
Depreciation	250,670	66,670
	2,907,450	2,045,353
Operating (loss)	(1,841,955)	(1,168,637)

Non-operating income (expense):
Interest expense	(62,682)	(274,476)
Financing expense	(33,842)	(99)
Derivative expense	-	(1,409,356)
Foreign currency (loss)	(3,861)	(6,027)
Interest income	102,229	68,017
Gain on acquisition of Canadian Communications, LLC	556,927	-
Other income	14,180	2,809
	572,951	(1,619,132)

(Loss) before non-controlling interest and income taxes	(1,269,004)	(2,787,769)

Non-controlling interest	106	-
Provision for income taxes	-	-

Net (loss)	$(1,268,898)	$(2,787,769)

Series C Preferred dividend	-	29,032

Net (loss) available to common shareholders	$(1,268,898)	$(2,816,801)

Net (loss) per common share:
Basic and diluted	$(0.29)	$(1.00)

Weighted average shares outstanding:
Basic and diluted	4,347,265	2,829,645

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed, as of October 1, 2010.

Current assets, excluding cash acquired	$726,466
Fixed assets	2,277,651
Total assets acquired	3,004,117

Current liabilities	632,655
Long-term liabilities	71,777
Non-controlling interest	66,119
Total liabilities assumed	770,551

Net assets acquired	$2,233,566

Purchase price:
Cash paid, net	$461,639
Fair market value of stock and options issued	1,215,000
Total	1,676,639

Gain on acquisition	$556,927

The following unaudited pro forma condensed the consolidated results of operations have been prepared as if the acquisition of Canadian Communications, LLC had taken place as of January 1, 2009:

	Year ended December 31, 2010	Year ended December 31, 2009

Net revenues	$6,428,153	$3,778,199

Net loss	$(1,616,680)	$(3,134,417)

Series C Preferred dividends	$-	$29,032

Net loss available to common
shareholders	$(1,616,680)	$(3,163,449)

Net profit per share:
Basic and diluted	$(0.37)	$(1.02)

Weighted average shares outstanding
Basic and diluted	4,347,265	3,099,645

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

Future minimum payments for the line of credit are as follows:

Year	Payments
2011	$-
2012	-
2013	-
2014	464,000
2015	1,232,000
$1,696,000

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

10.     Income Taxes

At December 31, 2010, the Company has tax loss carry forwards approximating $6,125,000 that expire at various dates through 2030. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010, are presented below:

Deferred tax asset	$1,990,000
Less valuation allowance	(1,990,000)
Net deferred tax asset	$-

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

A reconciliation of the tax provision for 2010 and 2009 at statutory rates is comprised of the following components:

	2010	2009
Tax at statutory rates	$(431,400)	$(947,800)
Stock compensation	95,800	95,200
Effect of permanent differences	177,800	-
Valuation allowance	157,800	852,600
Tax provision	$-	$-

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2004 and later tax returns are still subject to examination.

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

On December 31, 2010, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.7500	11,000	6.88	$41,250		$-
$4.5000	40,000	6.76	$180,000		$-
$4.8000	4,000	6.72	$19,200		$-
$3.1000	20,757	6.28	$64,347		$-
$2.5000	2,500	5.53	$6,250		$1,250
$3.3000	100,000	5.43	$330,000		$-
$1.0000	16,500	5.15	$16,500		$33,000
$1.7000	2,000	4.84	$3,400		$2,600
$1.2000	8,000	4.64	$9,600		$14,400
$2.0000	7,000	4.56	$14,000		$7,000
$1.5000	9,500	3.86	$14,250		$14,250
$2.5000	10,000	3.34	$25,000		$5,000
$2.0000	130,000	2.89	$260,000		$130,000
$2.6000	10,000	1.61	$26,000		$4,000
	371,257		$1,009,797	$2.720	$211,500

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	201,500	$2.20
Issued	123,000	2.85
Exercised	-
Expired/Cancelled	(18,000)	1.66
Outstanding at January 1, 2010	306,500	$2.51
Issued	84,755	3.93
Exercised	-
Expired/Cancelled	(20,000)	4.56
Outstanding at December 31, 2010	371,255	$2.72	5.25	$211,500
Vested at December 31, 2010	236,829	$2.22	4.11	$199,661
Exercisable at December 31, 2010	236,829	$2.22	4.11	$199,661

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

Financial information for our segments is as follows:

	2010	2009
Revenue:
Hospitality	$4,264,889	$2,440,857
Residential	230,307	-
Total	$4,495,196	$2,440,857

Cost of goods:
Hospitality	$3,297,252	$1,564,141
Residential	132,449	-
Total	$3,429,701	$1,564,141

Gross profit:
Hospitality	$967,637	$876,716
Residential	97,858	-
Total	$1,065,495	$876,716

Operating expenses:
Operations	$724,887	$495,005
Product development	414,098	289,711
General and administrative	1,517,795	1,193,967
Depreciation
Hospitality	239,148	66,670
Residential	11,522	-
Total operating expenses	2,907,450	2,045,353
Operating loss:	$(1,841,955)	$(1,168,637)

Property and equipment, net:
Hospitality	$724,376	$179,206
Residential	228,924	-
Other	1,712,265	88,172
Total	$2,665,565	$267,378

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$3,710,427	$2,949,342	$761,085
Canada	413,165	312,209	100,956
Foreign	141,297	35,701	105,596
	4,264,889	3,297,252	967,637

Residential (U.S. only)	230,307	132,449	97,858

Total	$4,495,196	$3,429,701	$1,065,495

Segment	2009 Revenues	2009 Cost of Goods Sold	2009 Gross Profit
Hospitality
United States	$2,286,714	$1,501,234	$785,480
Canada	128,273	56,440	71,833
Foreign	25,870	6,467	19,403
	2,440,857	1,564,141	876,716

Residential	-	-	-

Total	$2,440,857	$1,564,141	$876,716

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

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2011.

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

Date: 05/18/11