Form 10-Q
period 2011-03-31
ROOMLINX INC
filed 2011-05-18
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of May 13, 2011, was 5,113,423.

     ROOMLINX, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010

 Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited)

 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)

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

Item 4. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$170,489	$314,368
Accounts receivable, net	995,158	853,000
Leases receivable, current portion	469,406	446,329
Prepaid and other current assets	129,981	135,422
Inventory	751,748	892,501
Total current assets	2,516,782	2,641,620

Property and equipment, net	2,533,702	2,665,565
Leases receivable, non-current	1,697,247	1,486,939
Total assets	$6,747,731	$6,794,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$904,792	$956,408
Accrued interest	9,120	9,927
Capital lease, current portion	10,557	10,361
Notes payable, current portion	57,348	66,581
Deferred revenue	217,242	136,530
Total current liabilities	1,199,059	1,179,807

Capital lease, non-current	2,765	5,479
Notes payable, non-current	44,294	59,286
Line of credit, net of discount	1,394,283	1,195,938

Total liabilities	2,640,401	2,440,510

Stockholders' equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
5,021,415 and 4,958,915 shares issued and outstanding, respectively	5,021	4,959
Additional paid-in capital	31,948,287	31,672,378
Accumulated (deficit)	(28,071,103)	(27,533,736)
Accumulated other comprehensive income	16,922	-
	4,043,127	4,287,601
Non-controlling interest	64,203	66,013
Total stockholders' equity	4,107,330	4,353,614
Total liabilities and stockholders' equity	$6,747,731	$6,794,124

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2011 and 2010
Unaudited

	2011	2010

Revenues:
Hospitality	$1,200,032	$393,215
Residential	223,140	-
Total	1,423,172	393,215

Cost of goods sold
Hospitality	807,114	237,651
Residential	154,027	-
Total	961,141	237,651
Gross profit	462,031	155,564

Operating expenses:
Operations	231,977	162,868
Product development	215,727	70,553
General and administrative	378,284	277,078
Depreciation	174,460	23,406
	1,000,448	533,905
Operating (loss)	(538,417)	(378,341)

Non-operating income (expense):
Interest expense	(31,550)	(10,754)
Financing expense	(28,193)	-
Foreign currency (loss)	(3,550)	(1,103)
Interest income	64,578	13,962
Other income (expense)	(235)	-
	1,050	2,105

(Loss) before non-controlling interest and income taxes	(537,367)	(376,236)

Non-controlling interest	(1,810)	-
Provision for income taxes	-	-

Net (loss)	(539,177)	(376,236)

Other comprehensive income:
Currency translation gain	16,922	-

Net comprehensive (loss)	$(522,255)	$(376,236)

Net (loss) per common share:
Basic and diluted	$(0.11)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	4,979,748	3,871,903

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
Unaudited

	2011	2010

Cash flows from operating activities:
Net (loss)	$(539,177)	$(376,236)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	174,460	23,406
Debt discount	(61,655)	-
Common stock, warrants, and options issued as compensation	150,971	46,978
Provision for uncollectible accounts	(5,940)	(8,232)
Changes in operating assets and liabilities:
Accounts receivable	(136,219)	249,079
Prepaid and other current assets	5,441	(5,565)
Inventory	159,794	(4,181)
Accounts payable and accrued expenses	(40,278)	(80,171)
Accrued interest	(807)	(6,189)
Deferred revenue	80,712	(25,427)
Total adjustments	326,479	189,698

Net cash (used by) operating activities	(212,698)	(186,538)

Cash flows from investing activities:
Leases receivable	(338,780)	-
Payments received on leases receivable	105,395	22,016
Purchase of property and equipment	(72,975)	-

Net cash provided by (used by) investing activities	(306,360)	22,016

Cash flows from financing activities:
Proceeds from warrant exercise	125,000	-
Proceeds from line of credit	260,000	-
Payments on capital lease payable	(2,518)	(2,341)
Payments on notes payable	(24,225)	-

Net cash provided by (used by) financing activities	358,257	(2,341)

Effects of foreign currency translation	16,922	-

Net (decrease) in cash and equivalents	(143,879)	(166,863)

Cash and equivalents at beginning of period	314,368	656,080

Cash and equivalents at end of period	$170,489	$489,217

Supplemental Cash Flow Information
Cash paid for interest	$30,890	$7,545
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-K as of and for the year ended December 31, 2010.

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

Reclassification:  Certain amounts in the 2010 financial statements have been reclassified to conform to the current year presentation.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end user of our products.

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

We allocate earnings and losses of the subsidiary to the noncontrolling interest based on its ownership percentage.  Equity attributable to the noncontrolling interest of $64,203 is included as a separate component of equity as of March 31, 2011. Loss allocated to the noncontrolling interest for the period ended March 31, 2011, was $1,810.

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

Per Share Amounts:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.

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

ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The final provisions of this ASU were adopted during the period ended March 31, 2011, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ASU No. 2009-13 provided guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company adopted this ASU effective January 1, 2011.  The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

ASU No. 2010-13 clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  The Company adopted this ASU effective January 1, 2011.  The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

ASU 2010-20 provided financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The Company adopted this ASU effective January 1, 2011.  The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

ASU 2010-29, “Business Combinations,” requires a public entity that prepares comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

ASU 2010-28, “Intangibles – Goodwill and Other,” modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

Recently Issued Accounting Standards:  There were various accounting standard updates recently issued, most of which were applicable to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.     Acquisition of Canadian Communications, LLC

On October 1, 2010, the Company acquired 100% of the membership interests of Canadian Communications, LLC, a Colorado limited liability company for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, par value $0.001 per share, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  The stock was valued at $2.70 per share, or $1,215,000.  Roomlinx, Canadian, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement dated as of October 1, 2010 providing for the above described transaction.

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

3.   Lease Receivable

As of March 31, 2011, the Company had $2,166,653 in lease receivables, compared to $1,933,268 at December 31, 2010.  During the three months ended March 31, 2011 the company added $338,780 in lease receivables and received payments of $105,395 on their lease receivables, compared to nothing added and $22,017 in payments received during the same period in 2010.

Future minimum receipts on lease receivables are as follows:

Total
Less than 1 Year	$469,406
1 to 3 Years	1,494,627
3 to 5 Years	202,620
$2,166,653

During the three months ended March 31, 2011, the Company entered into two lease receivables for an aggregate amount of $338,780.  The terms on both leases are 60 months, the interest rate is 9.5%, and the aggregate monthly payments are $7,115.

4.    Notes Payable

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Compass Bank with a balance of $19,650.  The note bears interest at the prime rate plus 2% requires monthly payments of approximately $3,000, and is due June 5, 2012.  The balance of this note was $10,875 at December 31, 2010.  This note was repaid in its entirety during the three months ended March 31, 2011.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to CDF Funding, LLC with a balance of $110,019.  The note bears interest at 12%, requires monthly payments of $4,996, and is due November 1, 2012.  The current portion of this liability was $51,901 and the long-term portion was $38,216 at March 31, 2011 for a total balance of $90,117.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Falcon Networks with a balance of $13,624.  The note bears interest at 11%, requires monthly payments of $537, and is due March 1, 2013.  The current portion of this liability was $5,447 and the long-term portion was $6,078 at March 31, 2011 for a total balance of $11,525.

At March 31, 2011, future minimum payments are as follows:

Year	Total
2011	$38,279
2012	61,780
2013	1,582
$101,642

5.     Line of Credit

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

At March 31, 2011, the Company had drawn $1,956,000 on the line of credit, with draws of $260,000 during the three months ended March 31, 2011.  These advances will be repaid at various dates between 2014 and 2016.  At March 31, 2011, the balance on the line of credit is reduced by a discount in the amount of $561,717 (see Note 5).  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of March 31, 2011.

Future minimum payments for the line of credit are as follows:

Year	Total
3 to 5 years	464,000
5 years and later	1,492,000
$1,956,000

6.     Stockholders' Equity

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and affected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of March 31, 2011, were $162,480; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of March 31, 2011, there were 5,021,415 shares of common stock issued and outstanding.

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

As noted above, on March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On March 31, 2011, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.00	65,000	2.92	$130,000		$-
$4.50	32,800	4.64	147,600		-
$2.30	3,750	1.65	8,625		-
$3.00	70,000	1.20	210,000		-
$3.00	39,000	0.75	117,000		-
$6.00	200,000	0.31	1,200,000		-
$4.00	200,000	0.31	800,000		-
	610,550		$2,613,225	$4.28	$-

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	608,050	$4.29
Issued	65,000	1.92
Exercised	(62,500)	2.00
Expired/Cancelled	-	-
Outstanding at March 31, 2011	610,550	$4.28	$1.66	$-
Exerciseable at March 31, 2011	610,550	$4.28	$1.66	$-

The fair value of the warrants granted March 3, 2011 was $137,291. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 125%, risk-free interest rate of 1.18% and no dividend yield. The weighted average fair value at the date of grant for warrants granted March 3, 2011, averaged $2.11 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $89,848 in connection with this warrant grant.

Options:    The Company adopted a long term incentive stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2011, options to purchase 369,257 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On March 31, 2011, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.75	10,500	6.64	$39,375		$-
$ 4.50	40,000	6.51	180,000		-
$ 4.80	2,500	6.47	12,000		-
$ 3.10	20,757	6.04	64,347		-
$ 2.50	2,500	5.28	6,250		-
$ 3.30	100,000	5.19	330,000		-
$ 1.00	16,500	4.90	16,500		16,500
$ 1.70	2,000	4.59	3,400		600
$ 1.20	8,000	4.39	9,600		6,400
$ 2.00	7,000	4.31	14,000		-
$ 1.50	9,500	3.61	14,250		4,750
$ 2.50	10,000	3.10	25,000		-
$ 2.00	130,000	2.64	260,000		-
$ 2.60	10,000	1.36	26,000		-
	369,257		$1,000,722	$2.71	$28,250

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	371,255	$2.64
Issued	-	-
Exercised	-	-
Expired/Cancelled	(2,000)	4.54
Outstanding at March 31, 2011	369,257	$2.71	4.90	$28,250
Vested & Exerciseable at March 31, 2011	238,333	$2.21	3.86	$25,750

Deferred Stock Compensation:  The Company records deferred stock compensation on unvested warrants and options upon issuance.  This deferred stock compensation is amortized as the warrants and options vest.  At March 31, 2011 the balance in deferred stock compensation was $305,060, compared to $374,658 at December 31, 2010.  The Company amortized $61,124 in deferred stock compensation during the three months ended March 31, 2011 compared to $46,978 amortized during the same period in 2010.

7.       Related Party Transactions

As of March 31, 2011, a shareholder owned approximately 37.7% of the Company’s outstanding Common Stock.  This shareholder is the owner of Cenfin, LLC. The Company has been in a credit agreement with Cenfin, LLC since June 2009 (See Note 4).

8.      Subsequent Events

On April 7, 2011, an aggregate of 30,000 shares of common stock was awarded to Judson Just and Jay Copppletta for services rendered as independent directors of Roomlinx, Inc.  The aggregate value of the stock on the date of issuance was $60,000 based on the closing price of the stock for that day.

On April 18, 2011, an aggregate of 62,008 shares of common stock was awarded to employees of Roomlinx, Inc. in accordance with 2010 employee incentive plan.  The aggregate value of the stock on the date of issuance was $111,614 based on the closing price of the stock for that day.

On April 26, 2011, the Company received $200,000 from their revolving line of credit, pursuant to the clauses in the credit agreement from June 2009 (See note 4).

On April 26, 2011, 50,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2010 Annual Report on Form 10-K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;

•	the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	errors or similar problems in our products;

•	the outcome of any legal proceeding that has been or may be instituted against us and others;

•	our ability to attract and retain qualified personnel;

•	maintaining our intellectual property rights and litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of our security by third parties; and

•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.  The Interactive TV platform includes business applications, national and local advertising, and on demand content.  The content consists of high definition and standard definition Hollywood, adult, and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services such as the ability to order room service on the television or laptop.

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

We derive revenues primarily from selling our proprietary hardware and software to hotels, resorts and time share locations as well as delivering content and providing security and support of the media and entertainment products.  We derive additional revenue from the rental of movies, advertising and sale of products through our system.  We began marketing this product in September 2007.  Since June 2007, we have invested significant capital to develop our software, integrate our hardware, and develop significant product and content partnerships. Our hotel satellite television programming products provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

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

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room hotel, resort and timeshare entertainment, programming and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals.  In the second quarter of 2010, we began to see the benefits of many of these decisions and investments, such as our success in being selected by a major hotel chain from among other industry participants.  These successes continued in the first quarter of 2011 and we remain optimistic that our products and offerings will continue to gain acceptance in the marketplace.

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

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Our revenues for the three months ended March 31, 2011 were $1,423,172, an increase of $1,029,957, or 262%, over our $393,215 in revenues for the three months ended March 31, 2010.  Of this increase, $536,199 is due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.  The remaining increase of $493,758 is attributable to the revenue streams from Canadian Communications, LLC.

Our cost of goods sold for the three months ended March 31, 2011 was $961,141 an increase of $723,490, or 304%, over our $237,651 cost of goods sold for the three months ended March 31, 2010.  Of this increase, $359,393 is attributable to the increased cost of goods sold associated with the revenue streams we acquired from Canadian Communications, LLC.  The remaining increase of $364,097 is due to the organic increased sales mentioned above.

Our gross profit for the three months ended March 31, 2011 was $462,031, an increase of $306,467, or 197%, over the $155,564 gross profit for the three months ended March 31, 2010.  Of this increase, $134,365 is attributable to the acquisition of Canadian Communications.  The remaining increase of $327,666 is primarily due to the increased organic revenues discussed above, partially offset by increased cost of goods sold.

Hospitality

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of March 31, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: Our US Hospitality revenues for the three months ended March 31, 2011 were $886,371, an increase of $554,999, or 167%, over the $331,372 in revenue for the three months ended March 31, 2010.   This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Our US Hospitality cost of goods sold for the three months ended March 31, 2011 was $604,123, an increase of $411,127, or 213%, over the $192,996 in cost of goods sold for the three months ended March 31, 2010.  This increase is primarily attributable to the increased media and entertainment sales mentioned above.

The gross profit associated with our US Hospitality business was $282,248 for the three months ended March 31, 2011; an increase of $143,572, or 104%, over the $138,676 in gross profit for the three months ended March 31, 2010.  This increase is attributable to the increase in US sales partially offset by increased cost of goods sold mentioned above.

Canada: Our Canadian hospitality revenues for the three months ended March 31, 2011 were $264,992, an increase of $227,244, or 602%, over the $37,748 in revenue for the three months ended March 31, 2010.   $238,571, or 105%, of this increase is attributable to Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  There was a decrease in hardware sales of $11,327 that slightly offset this increase.

Our Canadian hospitality cost of goods sold for the three months ended March 31, 2011 was $184,193, an increase of $153,995, or 510%, over the $30,198 in cost of goods sold for the three months ended March 31, 2010.   $165,991, or 108%, of this increase, is attributable to the Video-On-Demand business acquired through the acquisition of Canadian Communications, LLC.  The cost of goods sold related to the other services to Canadian hotels was reduced by $11,996, thereby reducing the total increase.

The gross profit associated with our Canadian hospitality revenue streams was $80,799 for the three months ended March 31, 2011; an increase of $73,249, or 970%, over the $7,550 in gross profit for the three months ended March 31, 2010.  This increase is primarily attributable to the increased Video-On-Demand and hardware sales mentioned above.

Foreign: Our foreign hospitality revenues for the three months ended March 31, 2011 were $48,669, an increase of $24,574, or 102%, over the $24,095 in revenue for the three months ended March 31, 2010.  $20,104, or 82%, of this increase is attributable to Video-On-Demand business acquired through the acquisition of Canadian Communications, LLC.  The remaining increase of $4,470 is primarily due to increased recurring revenue streams of our Interactive TV platform.

Our foreign cost of goods sold for the three months ended March 31, 2011 was $18,798, an increase of $4,341, or 30%, over the $14,457 in cost of goods sold for the three months ended March 31, 2010.   There was an increase of $15,781 that is attributable to the Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  This increase was partially offset by a decrease of $11,440 related to the other services to foreign hotels.

The gross profit associated with our foreign hospitality revenue streams was $29,871 for the three months ended March 31, 2011, an increase of $20,233, or 210%, over the $9,638 in gross profit for the three months ended March 31, 2010.  This increase is primarily attributable to the increased Interactive TV and Video-On-Demand sales mentioned above.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Our residential revenues for the three months ended March 31, 2011 were $223,140; our cost of goods sold for the period same period were $154,027; and our gross profit for the same period was $69,113. This revenue stream is entirely attributable to the acquisition of Canadian Communications, LLC which was not effective for the three months ended March 31, 2010.

Operational Expenses

Our operating expenses for the three months ended March 31, 2011 were $1,114,248 compared to $533,905 for the three months ended March 31, 2010; an increase of $580,343, or 109%.  This increase was primarily due to the growth of our Company throughout 2010, including personnel expenses and office expenses.   Part of this growth included the acquisition of Canadian Communications, as well as our current preparations to build a strong foundation to support the large growth opportunity believed to exist over the next eighteen months.

Our operations department expenses increased $69,109 to $231,977 in the three months ended March 31, 2011 compared to the same period in 2010.  This increase is primarily due to increased personnel expenses.  Personnel expenses increased $80,908.  These increases were partially offset by a decrease in office expense of $15,690.  These increases are an example of our efforts to create a strong support foundation in order to support the growth opportunities as we begin to work with large hotel groups.

Our product development department expenses increased $145,174 to $215,727 in the three months ended March 31, 2011 compared to same period in 2010.  This increase is primarily due to increased personnel costs and equipment expenses.  Personnel expenses increased $108,154 and equipment expenses increased $18,812.  During 2010 we brought in a Chief Technical Officer in order to properly lay out our product roadmap and begin to create stronger documentation and procedures. This allows us to continue to enhance our media and entertainment product offerings in order to accommodate the growing customer demands.  These demands have included integration of internet apps such as Netflix and Hulu, as well as a development effort that includes the integration of Free-to-Guest TV programming into our exiting Interactive TV platform.

Our general and administrative expenses increased $101,206 to $378,284 in the three months ended March 31, 2011 compared to the same period in 2010.  This increase is primarily due to the increase in personnel, professional services, and stock compensation expense.  Personnel related and professional service expenses increased approximately $87,454, and stock compensation expense increased approximately $14,146.  The increases are another example of our efforts to create a strong support foundation in order to support the anticipated growth opportunities as we begin to work with large hotel groups.  Part of the 2011 increase in professional services the Company incurred were onetime expenses related to the acquisition of Canadian Communications which made up approximately $22,000 of the increase in professional services.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $174,460 and $23,406, respectively.  The increase is primarily a result of the depreciable property acquired in the Canadian Communications, LLC acquisition.

Our operating loss increased to $538,417 during the three months ended March 31, 2011 compared to $378,341 during the three months ended March 31, 2010; an increase of $160,076. This 42% increase is attributable to the increase in our operating expenses discussed above.

Non-Operating

For the three months ended March 31, 2011, our non-operating income increased to $64,578 compared to $13,962 during the three months ended March 31, 2010.  This increase is primarily due to an increase in interest income pertaining to the equipment leases to our customers.

Our non-operating expenses for the three months ended March 31, 2011 increased to $63,528 from $11,857 during the three months ended March 31, 2010.  Our interest expense for the three months ended March 31, 2011 was $31,550 compared to $10,754 for the three months ended March 31, 2010, an increase of 193%.  This increase is primarily attributable to the increased balance on our line of credit. We incurred financing expenses of $28,193 for the three months ended March 31, 2011.  These financing expenses are the debt discount expense for the warrants issued in association to the draws on our line of credit, there were no finance expenses incurred in the three months ended March 31, 2010.  Our foreign currency loss was $3,550 for the three months ended March 31, 2011 as compared to $1,103 for the three months ended March 31, 2010.  This decrease is due to the fluctuations in the value of the foreign currency.

For the three months ended March 31, 2011, we reported a net loss of $539,177, compared to a net loss of $376,236 for the three months ended March 31, 2010. The increases in operating and non-operating expenses, discussed above, are primary factors in these results.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2011 we had $170,489 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2011.  Working capital at March 31, 2011 was $1,317,723.

Operating Activities

Net cash used by operating activities was $212,698 for the three months ended March 31, 2011 as compared to $186,538 used for the three months ended March 31, 2010.  Our net receivables, as of March 31, 2011, increased by $777,391, or 357% compared to the same period in 2010, our inventory increased by $506,812 or 207%, our prepaid and other current assets increased by $90,120 or 226%, our accounts payable and accrued expenses increased by $649,918 or 255%, our deferred revenue increased by $42,192 or 24% and our accrued interest increased by $9,120or 100%.

Investing Activities

Net cash used by investing activities was $306,360 for the three months ended March 31, 2011 as compared to $22,016 received from investing activities the three months ended March 31, 2010.  Our investments in lease receivables, as of March 31, 2011, increased $233,385, or 12% as compared to the same period in 2010.

Financing Activities

Net cash provided by financing activities was $358,257 for the three months ended March 31, 2011; this increase in financing of $360,598 was primarily a combination of $125,000 in stock purchases and $260,000 in draws on our line of credit, offset by payments made on our lease and notes payable. Our cash used by financing for the three months ended March 31, 2010 was $2,341, which was attributable to payments on our lease.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at March 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 Years
Operating Lease Obligation	$184,376	$43,668	$140,708	$-
Capital Lease Obligation	13,322	7,843	5,479	-
Notes Payable	101,643	38,279	63,363	-
Line of Credit	1,956,000	-	464,000	1,492,000
Total	$2,255,341	$89,790	$673,550	$1,492,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $3,550 for the three months ended March 31, 2011 compared to a loss of $1,103 for the three months ended March 31, 2010. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Roomlinx, Inc.

By: /s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date: May 16, 2011

By: /s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer

Date: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date: May 16, 2011

By: /s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer

Date: May 16, 2011