Form 10-Q
period 2011-06-30
ROOMLINX INC
filed 2011-08-15
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of August 8, 2011, was 5,113,423.

ROOMLINX, INC.

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$625,264	$314,368
Accounts receivable, net	804,830	853,000
Leases receivable, current portion	514,302	446,329
Prepaid and other current assets	119,612	135,422
Inventory	724,446	892,501
Total current assets	2,788,454	2,641,620

Property and equipment, net	2,391,783	2,665,565
Leases receivable, non-current	1,745,812	1,486,939
Total assets	$6,926,049	$6,794,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,038,184	$956,408
Accrued interest	3,394	9,927
Capital lease, current portion	10,756	10,361
Notes payable, current portion	59,081	66,581
Deferred revenue	313,890	136,530
Total current liabilities	1,425,305	1,179,807

Capital lease, non-current	-	5,479
Notes payable, non-current	28,868	59,286
Line of credit, net of discount	1,759,829	1,195,938

Total liabilities	3,214,002	2,440,510

Stockholders’ equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
5,113,423 and 4,958,915 shares issued and outstanding, respectively	5,113	4,959
Additional paid-in capital	32,314,534	31,672,378
Accumulated (deficit)	(28,830,582)	(27,533,736)
Accumulated other comprehensive income	13,039	-
	3,646,104	4,287,601
Non-controlling interest	65,943	66,013
Total stockholders’ equity	3,712,047	4,353,614
Total liabilities and stockholders’ equity	$6,926,049	$6,794,124

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2011 and 2010
Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Hospitality	$1,121,785	$981,060	$2,321,817	$1,374,274
Residential	237,146	-	460,286	-
Total	1,358,931	981,060	2,782,103	1,374,274

Cost of goods sold
Hospitality	774,687	683,795	1,581,801	949,187
Residential	152,723		306,751	-
Total	927,410	683,795	1,888,552	949,187
Gross profit	431,521	297,265	893,551	425,087

Operating expenses:
Operations	204,794	177,101	436,772	312,227
Product development	157,832	98,412	373,559	168,966
General and administrative	657,229	336,298	1,035,514	613,375
Depreciation	172,410	23,840	346,871	47,246
	1,192,265	635,651	2,192,716	1,141,814
Operating (loss)	(760,744)	(338,386)	(1,299,165)	(716,727)

Non-operating income (expense):
Interest (expense)	(37,156)	(10,836)	(68,706)	(21,590)
Financing (expense)	(35,174)	-	(63,367)	-
Foreign currency gain (loss)	7,878	(635)	2,521	(1,738)
Interest income	67,637	12,790	132,215	26,753
Other income (expense)	(180)	-	(415)	-
	3,005	1,319	2,248	3,425

(Loss) before non-controlling interest and income taxes	(757,739)	(337,067)	(1,296,917)	(713,302)

Non-controlling interest	(1,740)	-	70	-
Provision for income taxes	-	-	-	-

Net (loss)	(759,479)	(337,067)	(1,296,847)	(713,302)

Other comprehensive income:
Currency translation gain (loss)	(3,803)	-	13,039	-

Net comprehensive (loss)	$(763,282)	$(337,067)	$(1,283,808)	$(713,302)

Net (loss) per common share:
Basic and diluted	$(0.15)	$(0.08)	$(0.26)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	5,093,400	4,140,230	5,026,529	4,006,808

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
Unaudited

	2011	2010

Cash flows from operating activities:
Net (loss)	$(1,296,917)	$(713,302)

Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation	346,871	47,246
Debt discount	63,367	-
Common stock, warrants, and options issued as compensation	171,614	88,717
Amortization of deferred compensation	136,221	-
Provision for uncollectible accounts	105,770	4,527
Changes in operating assets and liabilities:
Accounts receivable	(57,600)	147,641
Prepaid and other current assets	15,810	(1,635)
Inventory	184,980	(71,246)
Accounts payable and accrued expenses	81,776	6,976
Accrued interest	(6,533)	136,455
Deferred revenue	177,360	(37,215)
Total adjustments	1,219,636	321,466

Net cash (used by) operating activities	(77,281)	(391,836)

Cash flows from investing activities:
Leases receivable	(546,768)	(454,852)
Payments received on leases receivable	219,922	44,025
Purchase of property and equipment	(101,691)	(170,036)

Net cash (used by) investing activities	(428,537)	(580,863)

Cash flows from financing activities:
Proceeds from sale of common stock and warrant exercise	125,000	1,232,000
Proceeds from line of credit	710,000	-
Payments on capital lease payable	(5,084)	(4,717)
Payments on notes payable	(37,918)	-

Net cash provided by financing activities	791,998	1,227,283

Effects of foreign currency translation	24,716	-

Net increase in cash and equivalents	310,896	254,584

Cash and equivalents at beginning of period	314,368	656,080

Cash and equivalents at end of period	$625,264	$910,664

Noncash investing activities
Transfer of asset	$19,041	$-
Non-cash debt discount	$209,475	$-

Supplemental Cash Flow Information
Cash paid for interest	$73,789	$21,495
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K/A as of and for the year ended December 31, 2010.

Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cardinal Hospitality, Ltd. and its 50% owned subsidiary, Arista Communications, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Direct Subsidiaries of Roomlinx, Inc.	% of Ownership	Date Acquired
Cardinal Hospitality, Ltd.	100%	10/1/2010
Arista Communications, LLC	50%	10/1/2010

Reclassification:  Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the current year presentation.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end user of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of June 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

We allocate earnings and losses of the subsidiary to the noncontrolling interest based on its ownership percentage.  Equity attributable to the noncontrolling interest of $65,943 is included as a separate component of equity as of June 30, 2011. Loss allocated to the noncontrolling interest for the three and six month periods ended June 30, 2011, were $(1,740) and $70, respectively.

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

All common shares and share prices reflected in the financial statements and in these notes to the consolidated financial statements reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010.

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

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

3.   Lease Receivable

As of June 30, 2011, the Company had $2,260,114 in lease receivables, compared to $1,933,268 at December 31, 2010.  During the six months ended June 30, 2011 the Company added $546,768 in lease receivables and received principal payments of $219,922, compared to $454,852 added and $44,025 in payments received during the same period in 2010.

Future minimum receipts on lease receivables are as follows:

Total
Less than 1 Year	$514,302
1 to 3 Years	1,585,537
3 to 5 Years	160,275
$2,260,114

During the six months ended June 30, 2011, the Company entered into four lease receivables for an aggregate amount of $546,768.  The terms on all four leases are 60 months, the interest rates range between 9.0% and 12%, and the aggregate payments are $11,598 per month.

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

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to CDF Funding, LLC with a balance of $110,019.  The note bears interest at 12%, requires monthly payments of $4,996, and is due November 1, 2012.  The current portion of this liability was $53,483 and the long-term portion was $24,248 at June 30, 2011 for a total balance of $77,731.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Falcon Networks with a balance of $13,624.  The note bears interest at 11%, requires monthly payments of $537, and is due March 1, 2013.  The current portion of this liability was $5,598 and the long-term portion was $4,620 at June 30, 2011 for a total balance of $10,218.

At June 30, 2011, future minimum payments are as follows:

Year	Total
2011	$28,664
2012	57,703
2013	1,582
$87,949

5.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (as amended the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company (“Cenfin”), pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000 and pursuant to which, upon the making of each such Revolving Loan, Roomlinx will issue to Cenfin a Revolving Credit Note evidencing such Revolving Loan and a Warrant to purchase a number of shares of Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $2.00 per share. Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $2.00 per share.

On March 10, 2010 the Credit Agreement was amended to increase the aggregate revolving credit commitment to $25,000,000 and expand the permitted use of proceeds to include certain capital expenditures.  The rest of the terms remained in accordance with the original agreement.

On July 30, 2010, with an effective date of July 15, 2010, the Company and Cenfin entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (1) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year, but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such an adjustment may only occur once per year.

At June 30, 2011, the Company had drawn $2,406,000 on the line of credit, with draws of $710,000 during the six months ended June 30, 2011.  These advances will be repaid at various dates between 2014 and 2016.  At June 30, 2011, the balance on the line of credit is reduced by a discount in the amount of $646,170 (see Note 6).  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of June 30, 2011.

Deferred Debt Discount	Balance
Balance at January 1, 2011	$500,062
Amounts deferred	209,475
Amounts expensed	(63,367)
Balance at June 30, 2011	$646,170

Future minimum payments for the line of credit are as follows:

Year	Total
1 to 3 Years	$340,000
3 to 5 Years	2,066,000
$2,406,000

6.     Stockholders’ Equity

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and effected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of June 30, 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of June 30, 2011, were $165,720; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of June 30, 2011, there were 5,113,423 shares of common stock issued and outstanding.

On April 18, 2011, 62,010 shares were granted to Roomlinx employees as compensation for an aggregate value of $111,614 based on the closing price per share on the date of grant.

On April 7, 2011, 30,000 shares were granted to Roomlinx’s non-employee Directors for services rendered for an aggregate value of $60,000 based on the closing price per share on the date of grant.

On March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

Warrants:

On June 13, 2011, 62,500 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vested immediately; the warrants expire 3 years from the date of issuance.

On April 22, 2011, 50,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vested immediately; the warrants expire 3 years from the date of issuance.

On March 3, 2011, 65,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vested immediately; the warrants expire 3 years from the date of issuance.

As noted above, on March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On June 30, 2011, the Company had the following outstanding warrants:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 2.00	62,500	2.96	$125,000		$31,250
$ 2.00	50,000	2.81	100,000		25,000
$ 2.00	65,000	2.67	130,000		32,500
$ 4.50	32,800	4.39	147,600		-
$ 2.30	3,750	1.41	8,625		750
$ 3.00	70,000	0.95	210,000		-
$ 3.00	39,000	0.50	117,000		-
$ 6.00	200,000	0.06	1,200,000		-
$ 4.00	200,000	0.06	800,000		-
	723,050		$2,838,225	$3.93	$89,500

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	608,050	$4.29
Issued	177,500	2.00
Exercised	(62,500)	2.00
Expired/Cancelled	-	-
Outstanding at June 30, 2011	723,050	$3.93	1.76	$89,500
Exercisable at June 30, 2011	723,050	$3.93	1.76	$89,500

The fair value of the warrants granted June 13, 2011 was $78,694. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 123%, risk-free interest rate of 0.72% and no dividend yield. The weighted average fair value at the date of grant for warrants granted June 13, 2011, averaged $1.26 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $59,854 in connection with this warrant grant.

The fair value of the warrants granted April 25, 2011 was $85,254. The fair value of the warrant grant was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants of 3 years, expected volatility of 124%, risk-free interest rate of 1.13% and no dividend yield. The weighted average fair value at the date of grant for warrants granted April 22, 2011, averaged $1.71 per warrant.  In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded a debt discount of $59,774 in connection with this warrant grant.

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

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2011, options to purchase 366,194 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On June 30, 2011, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.75	10,500	6.39	$39,375		$-
$ 4.50	40,000	6.26	180,000		-
$ 4.80	2,500	6.22	12,000		-
$ 3.10	20,194	5.79	62,601		-
$ 2.50	1,000	5.03	2,500		-
$ 3.30	100,000	4.94	330,000		-
$ 1.00	16,500	4.65	16,500		24,750
$ 1.70	2,000	4.34	3,400		1,600
$ 1.20	8,000	4.14	9,600		10,400
$ 2.00	6,000	4.06	12,000		3,000
$ 1.50	9,500	3.36	14,250		9,500
$ 2.50	10,000	2.85	25,000		-
$ 2.00	130,000	2.39	260,000		65,000
$ 2.60	10,000	1.12	26,000		-
	366,194		$993,226	$2.71	$114,250

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	371,255	$2.64
Issued	-	-
Exercised	-	-
Expired/Cancelled	(5,061)	3.27
Outstanding at June 30, 2011	366,194	$2.71	4.62	$114,250
Vested & Exercisable at June 30, 2011	293,898	$2.42	4.35	$109,167

Deferred Stock Compensation:  The Company records deferred stock compensation on unvested warrants and options upon issuance.  This deferred stock compensation is amortized as the warrants and options vest.  At June 30, 2011 the balance in deferred stock compensation was $225,371, compared to $374,658 at December 31, 2010.  The Company amortized $149,287 in deferred stock compensation during the six months ended June 30, 2011 compared to $128,124 amortized during the same period in 2010.

7.       Related Party Transactions

As of June 30, 2011, a shareholder owned approximately 37.7% of the Company’s outstanding Common Stock.  This shareholder is the owner of Cenfin, LLC. The Company has a credit agreement with Cenfin, LLC since June 2009 (See Note 4).

8.      Segment Information

We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end user of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of June 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

The accounting policies of our segments are the same as those described in Note 1 above, except that certain expenses are not allocated to the segments.  Unallocated expenses consist of corporate overhead, depreciation expense, and non-operating income and expenses.

Financial information for our segments is as follows:

	Six Months Ended
	June 30,
	2011	2010
Revenue:
Hospitality	$2,321,817	$1,374,274
Residential	460,286	-
Total	$2,782,103	$1,374,274

Cost of goods:
Hospitality	$1,581,801	$949,187
Residential	306,751	-
Total	$1,888,552	$949,187

Gross profit:
Hospitality	$740,016	$425,087
Residential	153,535	-
Total	$893,551	$425,087

Operating expenses:
Operations	$436,772	$312,227
Product development	373,559	168,966
General and administrative	1,035,514	613,375
Depreciation
Hospitality	321,052	47,246
Residential	25,819	-
Total operating expenses	2,192,716	1,141,814
Operating loss:	$(1,299,165)	$(716,727)

Net property and equipment
Hospitality	2,092,221	324,596
Residential	240,526	-
Other	51,723	65,572
Total	$2,384,470	$390,168

Three Months Ended June 30, 2011 and 2010
Segment	2011 Revenues	2011 Cost of Goods Sold	2011 Gross Profit
Hospitality
United States	$833,302	$556,452	$276,850
Canada	239,704	196,356	43,348
Foreign	48,779	21,879	26,900
	$1,121,785	$774,687	$347,098

Residential	237,146	152,723	84,423

Totals for three months ended June 30, 2011	$1,358,931	$927,410	$431,521

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$925,829	$644,950	280,879
Canada	22,692	17,698	4,994
Foreign	32,539	21,147	11,392
	$981,060	$683,795	$297,265

Residential	-	-	-

Totals for three months ended June 30, 2010	$981,060	$683,795	$297,265

Six Months Ended June 30, 2011 and 2010
Segment	2011 Revenues	2011 Cost of Goods Sold	2011 Gross Profit
Hospitality
United States	$1,719,673	$1,160,575	$559,098
Canada	$504,696	$380,549	124,147
Foreign	$97,448	$40,677	56,771
	$2,321,817	$1,581,801	$740,016

Residential	$460,286	$306,751	153,535

Totals for six months ended June 30, 2011	$2,782,103	$1,888,552	$893,551

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$1,257,200	$863,173	394,027
Canada	$60,440	$49,338	11,102
Foreign	$56,634	$36,676	19,958
	$1,374,274	$949,187	$425,087

Residential	$-	$-	-

Totals for six months ended June 30, 2010	$1,374,274	$949,187	$425,087

9.      Subsequent Events
All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

On July 28, 2011, the Company received $120,000 from their revolving line of credit, pursuant to the clauses in the credit agreement from June 2009 (See note 5).

On July 28, 2011 30,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On August 8, 2011, the Company received $600,000 from their revolving line of credit, pursuant to the clauses in the credit agreement from June 2009 (see note 5).

On August 8, 2011, 150,000 warrants were granted, pursuant to the clauses outlined in the credit agreement dated June 5, 2009. Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

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

The Company provides proprietary software, a media console, which may include a DVD player, CD burner, and numerous input jacks for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

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

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

We provide wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort, and timeshare guests. We specialize in providing advanced Wi-Fi services such as the wireless standards known as 802.11a/b/g/n/i.

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

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room hotel, resort and timeshare entertainment, programming and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals.  In the second quarter of 2010, we began to see the benefits of many of these decisions and investments, such as our success in being selected by a major hotel chain from among other industry participants.  These successes continued in the first and second quarter of 2011 and we remain optimistic that our products and offerings will continue to gain acceptance in the marketplace.

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

Media and Entertainment product revenue primarily consists of media and entertainment equipment purchases, installation of that equipment, software and content license fees, and maintenance fees related to the upkeep of the system.  Revenue on the equipment and installations is recognized when the installation is complete.  Revenue on the service and maintenance is recognized as invoiced per the individual contracts.

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

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Our revenues for the three months ended June 30, 2011 were $1,358,931, an increase of $377,871, or 39%, over our $981,060 in revenues for the three months ended June 30, 2010.  We had an increase of $513,603 attributable to the revenue streams from Canadian Communications, LLC and we had an increase of $131,566 in our recurring revenue streams from our in-room media and entertainment products.  These increases were offset by decreased revenues of $267,298 attributable to reduced installation revenues for our media and entertainment products.  These changes are discussed in more detail below.

Our cost of goods sold for the three months ended June 30, 2011 was $927,410 an increase of $243,615, or 36%, over our $683,795 cost of goods sold for the three months ended June 30, 2010.  This increase is commensurate with the increase in revenues mentioned above.  We had an increase of $372,890 attributable to the revenue streams from Canadian Communications, LLC.  This increase was offset by reduced cost of goods sold attributable to the reduction of installations. These changes are discussed in more detail below.

Our gross profit for the three months ended June 30, 2011 was $431,521, an increase of $134,256, or 45%, over the $297,265 gross profit for the three months ended June 30, 2010.  This increase is attributable to the increased revenues and cost of goods mentioned above.

Hospitality

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of June 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: Our US Hospitality revenues for the three months ended June 30, 2011 were $833,302, a decrease of $92,527, or 10%, versus the $925,829 in revenue for the three months ended June 30, 2010.   This decrease is primarily due to a reduction in installation revenues, which was offset by an increase in recurring revenue streams.  The decrease in installation revenue does not reflect the number of installs in process, but rather the timing of the recognition of revenue, which is dependent on final customer acceptance of the install.

Our US Hospitality cost of goods sold for the three months ended June 30, 2011 was $556,452, a decrease of $88,498, or 14%, versus the $644,950 in cost of goods sold for the three months ended June 30, 2010.  This decrease is commensurate with the decreased revenues mentioned above.

The gross profit associated with our US Hospitality business was $276,850 for the three months ended June 30, 2011; a decrease of $4,029, or 1%, versus the $280,879 in gross profit for the three months ended June 30, 2010.

Canada: Our Canadian hospitality revenues for the three months ended June 30, 2011 were $239,704, an increase of $217,012, or 956%, versus the $22,692 in revenue for the three months ended June 30, 2010.   This increase is attributable to the Video-On-Demand revenue stream we acquired from Canadian Communications, LLC.

Our Canadian hospitality cost of goods sold for the three months ended June 30, 2011 was $196,356, an increase of $178,658, or 1009%, versus the $17,698 in cost of goods sold for the three months ended June 30, 2010.   This increase is also attributable to the Video-On-Demand revenue stream acquired from Canadian Communications, LLC.

The gross profit associated with our Canadian hospitality revenue streams was $43,348 for the three months ended June 30, 2011; an increase of $38,354, or 768%, versus the $4,994 in gross profit for the three months ended June 30, 2010.  This increase is attributable to the increased Video-On-Demand revenues mentioned above.

Other Foreign: Our other foreign hospitality revenues for the three months ended June 30, 2011 were $48,779, an increase of $16,240, or 50%, versus the $32,539 in revenue for the three months ended June 30, 2010.  $15,865, of this increase is attributable to Video-On-Demand business acquired from Canadian Communications, LLC.

Our other foreign cost of goods sold for the three months ended June 30, 2011 was $21,879, an increase of $732, or 3%, versus the $21,147 in cost of goods sold for the three months ended June 30, 2010.   There was an increase of $14,372 that is attributable to the Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  This increase was partially offset by a reduction in costs of $13,640 related to the other services to foreign hotels, due to increased efficiencies.

The gross profit associated with our other foreign hospitality revenue streams was $26,900 for the three months ended June 30, 2011; an increase of $15,508, or 136%, versus the $11,392 in gross profit for the three months ended June 30, 2010.  This increase is attributable to the increased Interactive TV and Video-On-Demand sales and reduced costs mentioned above.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Our residential revenues for the three months ended June 30, 2011 were $237,146; our cost of goods sold for the period same period were $152,723; and our gross profit for the same period was $84,423. This revenue stream, and its related costs, is entirely attributable to the acquisition of Canadian Communications, LLC.

Operational Expenses

Our operating expenses for the three months ended June 30, 2011 were $1,192,265 compared to $635,651 for the three months ended June 30, 2010; an increase of $556,614, or 88%.  This increase was due primarily to the acquisition of Canadian Communications, as well as our current preparations to build a strong foundation to support the large growth opportunity believed to exist over the next eighteen months; which were reflected in personnel, stock compensation and office expense.

Our operations department expenses increased $27,693 to $204,794 in the three months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily due to increased personnel expenses related to the acquisition of Canadian Communications, LLC.  These increases were partially offset by a decrease in office expense of $13,545 due to increased efficiencies.  These increases are an example of our efforts to create a strong support foundation in order to support the growth opportunities as we begin to work with large hotel groups.

Our product development department expenses increased $59,420 to $157,832 in the three months ended June 30, 2011 compared to same period in 2010.  This increase is primarily due to increased personnel costs and equipment expenses.  During late 2010 we brought in a Chief Technology Officer in order to properly lay out our product roadmap and begin to create stronger documentation and procedures. This allows us to continue to enhance our media and entertainment product offerings in order to accommodate the growing customer demands.  These demands have included integration of internet apps, as well as a development effort that includes the integration of Free-to-Guest TV programming and an interactive TV programming guide into our exiting Interactive TV platform. Personnel expenses increased $59,450, due to the acquisition of Canadian Communications, LLC and the addition of a CTO.

Our general and administrative expenses increased $320,931 to $657,229 in the three months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily due to an increase in personnel expense resulting from the acquisition of Canadian Communications, LLC, professional services, stock compensation expense, and bad debt expense.  Personnel related and professional service expenses increased $42,344, stock compensation expense increased $204,972, and bad debt expense increased $98,858.  The increases in personnel and stock compensation are another example of our efforts to create a strong support foundation in order to support the anticipated growth opportunities as we begin to work with large hotel groups.  The increase in bad debt expense is attributable to our accounting policy for estimating the allowance for doubtful accounts. These increases were offset by a decrease in advertising and travel expenses of $12,452.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $172,410 and $23,840, respectively.  The increase is primarily a result of the depreciable property acquired in the Canadian Communications, LLC acquisition.

Our operating loss increased to $760,744 during the three months ended June 30, 2011 compared to $338,386 during the three months ended June 30, 2010; an increase of $422,358.

Non-Operating

For the three months ended June 30, 2011, our non-operating income increased to $75,515 compared to $12,790 during the three months ended June 30, 2010.  This increase is primarily due to an increase in interest income pertaining to the equipment leases to our customers.

Our non-operating expenses for the three months ended June 30, 2011 increased to $72,510 from $11,471 during the three months ended June 30, 2010.  Our interest expense for the three months ended June 30, 2011 was $37,156 compared to $10,836 for the three months ended June 30, 2010, an increase of 243%.  This increase is primarily attributable to the increased balance on our line of credit. We incurred financing expenses of $35,174 for the three months ended June 30, 2011.  These financing expenses are the debt discount expense for the warrants issued in association to the draws on our line of credit, there were no finance expenses incurred in the three months ended June 30, 2010.  We did not have a foreign currency loss for the three months ended June 30, 2011 compared to a foreign currency loss of $635 for the three months ended June 30, 2010.  This decrease is due to the fluctuations in the value of the foreign currency.

For the three months ended June 30, 2011, we reported a net loss of $759,479, compared to a net loss of $337,067 for the three months ended June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Our revenues for the six months ended June 30, 2011 were $2,782,103, an increase of $1,407,829, or 102%, over our $1,374,274 in revenues for the six months ended June 30, 2010.  We had an increase of $1,028,582 attributable to the revenue streams acquired from Canadian Communications, LLC, we had an increase of $268,090 in our recurring revenue streams as well as an increase of $111,157 attributable to increased sales of equipment and installation; both of these increases were related to our in-room media and entertainment products.

Our cost of goods sold for the six months ended June 30, 2011 was $1,888,552 an increase of $939,365, or 99%, over our $949,187 cost of goods sold for the six months ended June 30, 2010.  This increase is commensurate with the increase in revenues mentioned above.  $732,284 of this increase is attributable to the revenue streams acquired from Canadian Communications, LLC.

Our gross profit for the six months ended June 30, 2011 was $893,551, an increase of $468,464, or 110%, over the $425,087 gross profit for the six months ended June 30, 2010.

Hospitality

United States: Our US Hospitality revenues for the six months ended June 30, 2011 were $1,719,673, an increase of $462,473, or 37%, versus the $1,257,200 in revenue for the six months ended June 30, 2010.   This increase is primarily due to increased recurring revenue streams of our in-room media and entertainment products.

Our US Hospitality cost of goods sold for the six months ended June 30, 2011 was $1,160,575, an increase of $297,402, or 34%, versus the $863,173 in cost of goods sold for the six months ended June 30, 2010.  This increase is commensurate with the increased sales mentioned above.

The gross profit associated with our US Hospitality business was $559,098 for the six months ended June 30, 2011; an increase of $165,087, or 42%, over the $394,027 in gross profit for the six months ended June 30, 2010.

Canada: Our Canadian hospitality revenues for the six months ended June 30, 2011 were $504,696, an increase of $444,256, or 735%, versus the $60,440 in revenue for the six months ended June 30, 2010.   This increase is attributable to the Video-On-Demand revenue stream we acquired from Canadian Communications, LLC.

Our Canadian hospitality cost of goods sold for the six months ended June 30, 2011 was $380,549, an increase of $331,211, or 671%, versus the $49,338 in cost of goods sold for the six months ended June 30, 2010.   This increase is also attributable to the Video-On-Demand business acquired from Canadian Communications, LLC.

The gross profit associated with our Canadian hospitality revenue streams was $124,147 for the six months ended June 30, 2011; an increase of $113,045, or 1018%, versus the $11,102 in gross profit for the six months ended June 30, 2010.  This increase is attributable to the increased Video-On-Demand mentioned above.

Other Foreign: Our foreign hospitality revenues for the six months ended June 30, 2011 were $97,448, an increase of $40,814, or 72%, versus the $56,634 in revenue for the six months ended June 30, 2010.  $36,669, of this increase is attributable to Video-On-Demand business acquired from Canadian Communications, LLC.  The remaining increase is due to increased recurring revenue streams of our Interactive TV platform.

Our other foreign cost of goods sold for the six months ended June 30, 2011 was $40,677, an increase of $4,001, or 11%, versus the $36,676 in cost of goods sold for the six months ended June 30, 2010.   There was an increase of $26,789 that is attributable to the Video-On-Demand revenue stream we acquired with the acquisition of Canadian Communications, LLC.  This increase was partially offset by a reduction in costs of $22,788 related to the recurring revenue streams of our Interactive TV platform due to increased efficiencies.

The gross profit associated with our other foreign hospitality revenue streams was $56,771 for the six months ended June 30, 2011; an increase of $36,813, or 184%, versus the $19,958 in gross profit for the six months ended June 30, 2010.

Residential

Our residential revenues for the six months ended June 30, 2011 were $460,286; our cost of goods sold for the same period was $306,751; and our gross profit for the same period was $153,535. This revenue stream, and its related costs, is entirely attributable to the acquisition of Canadian Communications, LLC.

Operational Expenses

Our operating expenses for the six months ended June 30, 2011 were $2,192,716 compared to $1,141,814 for the six months ended June 30, 2010; an increase of $1,050,902, or 92%.  This increase was due primarily to the acquisition of Canadian Communications, as well as our current preparations to build a strong foundation to support the large growth opportunity believed to exist over the next eighteen months; which were reflected in personnel, stock compensation and office expense.

Our operations department expenses increased $124,545 to $436,772 in the six months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily due to increased personnel expenses related to the acquisition of Canadian Communications, LLC.  Personnel related expenses increased $115,805.  These increases are an example of our efforts to create a strong support foundation in order to support the growth opportunities as we begin to work with large hotel groups.

Our product development department expenses increased $204,593 to $373,559 in the six months ended June 30, 2011 compared to same period in 2010.  This increase is primarily due to increased personnel costs and equipment expenses.  During late 2010 we brought in a Chief Technology Officer in order to properly lay out our product roadmap and begin to create stronger documentation and procedures. This allows us to continue to enhance our media and entertainment product offerings in order to accommodate the growing customer demands.  These demands have included integration of internet apps, as well as a development effort that includes the integration of Free-to-Guest TV programming and an interactive TV programming guide into our exiting Interactive TV platform.  Personnel related expenses increased $163,250 due to the acquisition of Canadian Communications, LLC and the addition of a CTO, and equipment expenses increased $40,057 due to new development efforts.

Our general and administrative expenses increased $422,139 to $1,035,514 in the six months ended June 30, 2011 compared to the same period in 2010.  This increase is primarily due to the increase in personnel expense due to the acquisition of Canadian Communications, LLC, professional services, stock compensation expense, and bad debt expense.  Personnel related and professional service expenses increased $133,368, stock compensation expense increased approximately $219,118 (See Note 6), and bad debt expense increased $97,566. The increases in personnel and stock compensation are another example of our efforts to create a strong support foundation in order to support the anticipated growth opportunities as we begin to work with large hotel groups.  The increase in bad debt expense is attributable to our accounting policy for estimating the allowance for doubtful accounts. These increases were offset by a decrease in advertising and travel expenses of $26,626 reflecting management’s decision to eliminate non-productive advertising and attendance at certain trade shows.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $346,871 and $47,246, respectively.  The increase is primarily a result of the depreciable property acquired in the Canadian Communications, LLC acquisition.

Our operating loss increased to $1,299,165 during the six months ended June 30, 2011 compared to $716,727 during the six months ended June 30, 2010; an increase of $582,438.

Non-Operating

For the six months ended June 30, 2011, our non-operating income increased to $134,736 compared to $26,753 during the six months ended June 30, 2010.  This increase is primarily due to an increase in interest income pertaining to the equipment leases to our customers.

Our non-operating expenses for the six months ended June 30, 2011 increased to $132,488 from $23,328 during the six months ended June 30, 2010.  Our interest expense for the six months ended June 30, 2011 was $68,706 compared to $21,590 for the six months ended June 30, 2010, an increase of 218%.  This increase is primarily attributable to the increased balance on our line of credit. We incurred financing expenses of $63,367 for the six months ended June 30, 2011.  These financing expenses are the debt discount expense for the warrants issued in association to the draws on our line of credit, there were no finance expenses incurred in the six months ended June 30, 2010.  Our foreign currency loss was $1,738 for the six months ended June 30, 2010 there was not a foreign exchange loss during the six months ended June 30, 2011.  This decrease is due to the fluctuations in the value of the foreign currency.

For the six months ended June 30, 2011, we reported a net loss of $1,296,847, compared to a net loss of $713,302 for the six months ended June 30, 2010.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 2011 we had $625,264 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product for the next 12 months.  Working capital at June 30, 2011 was $1,363,149.

Operating Activities

Net cash used by operating activities was $77,281 for the six months ended June 30, 2011 as compared to $391,836 used for the six months ended June 30, 2010.  Our net receivables, as of June 30, 2011, decreased by $48,170, or 6% compared to December 31, 2010, our inventory decreased by $168,055 or 19%, our prepaid and other current assets decreased by $15,810 or 12%, our accounts payable and accrued expenses increased by $81,776 or 9%, our deferred revenue increased by $177,360 or 130% and our accrued interest decreased by $6,533 or 66%.

Investing Activities

Net cash used by investing activities was $428,537 for the six months ended June 30, 2011 as compared to $580,863 used for investing activities the six months ended June 30, 2010.  Our investments in lease receivables, as of June 30, 2011, increased $326,846, or 17% as compared to December 31, 2010; this increase was attributable to financing new installations in the amount of $546,768, offset by $219,922 in payments received against existing lease receivables.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $791,999 and $1,227,283 respectively, resulting in a decrease of $435,284.  This decrease was due primarily to a $1,107,000 reduction in proceeds from the sale of stock and exercise of warrants offset by a $710,000 increase in our line of credit.  Proceeds drawn against the line of credit are primarily used to fund installation costs, including the financing of equipment.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at June 30, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 Years
Operating Lease Obligation	$169,820	$58,224	$111,596	$-
Capital Lease Obligation	10,756	10,756	-	-
Notes Payable	87,949	59,081	28,868	-
Line of Credit	2,406,000	-	340,000	2,066,000
Total	$2,674,525	$128,061	$480,464	$2,066,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, primarily changes in U.S. interest rates. Roomlinx is exposed to the risk that our earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under our Credit Facility with Cenfin. Based upon our balance of $2.4 million of debt under our Credit Facility with Cenfin as of June 30, 2011, an increase in interest rates of 1.0% as of a measurement date under the facility would cause a corresponding increase in our annual interest expense of $24,000.

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a gain of $2,521 for the six months ended June 30, 2011 compared to a loss of $1,738 for the six months ended June 30, 2010. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

32.1 Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	August 8, 2011

By:	/s/ Edouard Garneau
Edouard Garneau
Chief Financial Officer

Date:	August 8, 2011