Form 10-Q
period 2011-09-30
ROOMLINX INC
filed 2011-11-18
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of November 14, 2011, was 5,118,877.

ROOMLINX, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	3

Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Forward-Looking Statements
General
Critical Accounting Policies
Results of Operations
Recent Accounting Pronouncements
Financial Condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. (Removed and Reserved)	26

Item 5. Other Information	26

Item 6. Exhibits	26

Signatures	27

PART I.  FINANCIAL INFORMATION

Roomlinx, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September, 30	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$427,708	$314,368
Accounts receivable, net	925,215	853,000
Leases receivable, current portion	546,009	446,329
Prepaid and other current assets	164,676	135,422
Inventory	1,918,944	892,501
Total current assets	3,982,552	2,641,620

Property and equipment, net	2,295,459	2,665,565
Leases receivable, non-current	1,645,699	1,486,939
Total assets	$7,923,710	$6,794,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,052,361	$956,408
Accrued interest	17,798	9,927
Capital lease, current portion	8,142	10,361
Notes payable, current portion	60,871	66,581
Deferred revenue	460,525	136,530
Total current liabilities	1,599,697	1,179,807

Capital lease, non-current	-	5,479
Notes payable, non-current	12,970	59,286
Line of credit, net of discount	2,596,800	1,195,938

Total liabilities	4,209,467	2,440,510

Stockholders’ equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
5,118,877 and 4,958,915 shares issued and outstanding, respectively	5,118	4,959
Additional paid-in capital	32,859,040	31,672,378
Accumulated (deficit)	(29,346,440)	(27,533,736)
Accumulated other comprehensive income	(12,353)	-
	3,649,365	4,287,601
Non-controlling interest	64,878	66,013
Total stockholders’ equity	3,714,243	4,353,614
Total liabilities and stockholders’ equity	$7,923,710	$6,794,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Roomlinx, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2011 and 2010
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Hospitality	$946,350	$1,282,180	$3,268,166	$2,656,455
Residential	237,532	-	697,819	-
Total	1,183,882	1,282,180	3,965,985	2,656,455

Cost of goods sold
Hospitality	601,680	1,045,453	2,183,481	1,994,639
Residential	170,832	-	477,583	-
Total	772,512	1,045,453	2,661,064	1,994,639
Gross profit	411,370	236,727	1,304,921	661,816

Operating expenses:
Operations	190,608	181,163	627,380	493,390
Product development	150,393	91,438	523,953	260,404
General and administrative	382,899	303,036	1,418,413	916,412
Depreciation	175,816	35,816	522,687	83,062
	899,716	611,453	3,092,433	1,753,268
Operating (loss)	(488,346)	(374,726)	(1,787,512)	(1,091,452)

Non-operating income (expense):
Interest expense	(42,128)	(15,322)	(110,833)	(36,912)
Financing expense	(47,908)	(10,052)	(111,274)	(10,052)
Foreign currency gain (loss)	1,792	(942)	4,311	(2,680)
Interest income	59,423	29,316	191,639	56,068
Other income (expense)	245	-	(170)	-
	(28,576)	3,000	(26,327)	6,424

(Loss) before non-controlling interest and income taxes	(516,922)	(371,726)	(1,813,839)	(1,085,028)

Non-controlling interest	1,065	-	1,135	-
Provision for income taxes	-	-	-	-

Net (loss)	(515,857)	(371,726)	(1,812,704)	(1,085,028)

Other comprehensive income:
Currency translation gain	4,385	-	7,342	-

Net comprehensive (loss)	$(511,472)	$(371,726)	$(1,805,362)	$(1,085,028)

Net (loss) per common share:
Basic and diluted	$(0.10)	$(0.08)	$(0.36)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	5,115,203	4,406,241	5,056,412	4,141,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

Roomlinx, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010
Unaudited

	2011	2010

Cash flows from operating activities:
Net (loss)	$(1,812,704)	$(1,085,028)

Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Depreciation	522,687	83,062
Debt discount	111,274	10,052
Common stock, warrants, and options issued as compensation	200,519	268,082
Amortization of deferred compensation	270,889	(135,185)
Provision for uncollectible accounts	(18,535)	3,515
Non-controlling interest	(1,135)	-
Changes in operating assets and liabilities:
Accounts receivable	(53,679)	(127,692)
Prepaid and other current assets	(29,254)	(39,815)
Inventory	(1,028,559)	(948,973)
Accounts payable and accrued expenses	95,953	127,506
Accrued interest	7,871	3,750
Deferred revenue	323,995	3,726
Total adjustments	402,026	(751,972)

Net cash (used by) operating activities	(1,410,678)	(1,837,000)

Cash flows from investing activities:
Leases receivable	(602,846)	(1,025,840)
Payments received on leases receivable	344,406	91,700
Purchase of property and equipment	(131,718)	(221,676)

Net cash (used by) investing activities	(390,158)	(1,155,816)

Cash flows from financing activities:
Proceeds from sale of common stock and warrant exercise	125,000	2,323,000
Proceeds from line of credit	1,880,000	982,000
Payments on capital lease payable	(7,698)	(7,143)
Payments on notes payable	(52,026)	-

Net cash provided by financing activities	1,945,276	3,297,857

Effects of foreign currency translation	(31,100)	-

Net increase in cash and equivalents	113,340	305,041

Cash and equivalents at beginning of period	314,368	656,080

Cash and equivalents at end of period	$427,708	$961,121

Noncash investing activities
Transfer of asset	$19,041	$-
Non-cash debt discount	$590,411	$-

Supplemental Cash Flow Information
Cash paid for interest	$90,730	$31,907
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed  consolidated financial statements.

Roomlinx, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011
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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K/A as of and for the year ended December 31, 2010, filed May 18, 2011.

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

Reclassification:  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Segments:  Financial reports have been prepared based on Hospitality and Residential segments as determined by location, design and end users.

Hospitality:  The hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of September 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under the hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  The residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

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

Roomlinx allocates earnings and losses of the subsidiary to the noncontrolling interest based on its ownership percentage.  Equity attributable to the noncontrolling interest of $64,878 is included as a separate component of equity as of September 30, 2011. Loss allocated to the noncontrolling interest for the three and nine month periods ended September 30, 2011, were $(1,065) and $(1,135), respectively.

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

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 is expected to impact the presentation of the Company’s other comprehensive income.

Recently Issued Accounting Standards:  There were various accounting standard updates recently issued, most of which were applicable to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.     Acquisition of Canadian Communications, LLC

On October 1, 2010, the Company acquired 100% of the membership interests of Canadian Communications, LLC, a Colorado limited liability company for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, par value $0.001 per share, of which 79,000 were held back as security for the sellers’ indemnification obligations.  The stock was valued at $2.70 per share, or $1,215,000.  Roomlinx, Canadian, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement dated as of October 1, 2010 providing for the above described transaction.  The holdback shares were distributed to the sellers in September 2011.

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

3.   Lease Receivable

As of September 30, 2011, the Company had $2,191,708 in lease receivables, compared to $1,933,268 at December 31, 2010.  During the nine months ended September 30, 2011 the Company added $602,846 in lease receivables and received principal payments of $344,406, compared to $1,125,867 added and $191,727 in payments received during the same period in 2010.

Future minimum receipts on lease receivables are as follows:

Total
Less than 1 Year	$546,009
1 to 3 Years	1,172,537
3 to 5 Years	473,162
$2,191,708

During the nine months ended September 30, 2011, the Company entered into lease receivables for an aggregate amount of $602,846.  The terms range from 24 to 60 months, the interest rates range between 9% and 12%, and the aggregate payments are $13,604 per month.

4.    Notes Payable

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Compass Bank with a balance of $19,650.  The note bears interest at the prime rate plus 2%, requires monthly payments of approximately $3,000 and is due June 5, 2012.  The balance of this note was $10,875 at December 31, 2010.  This note was repaid in its entirety during the three months ended March 31, 2011.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to CDF Funding, LLC with a balance of $110,019.  The note bears interest at 12%, requires monthly payments of $4,996 and is due November 1, 2012.  The current portion of this liability was $55,117 and the long-term portion was $9,848 at September 30, 2011 for a total balance of $64,965.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Falcon Networks with a balance of $13,624.  The note bears interest at 11%, requires monthly payments of $537 and is due March 1, 2013.  The current portion of this liability was $5,754 and the long-term portion was $3,122 at September 30, 2011 for a total balance of $8,876.

At September 30, 2011, future minimum payments are as follows:

Total
Less than 1 Year	$60,871
1 to 3 Years	12,970
$73,841

5.     Line of Credit

On June 5, 2009, the Company, entered into a Revolving Credit, Security and Warrant Purchase Agreement (as amended the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company (“Cenfin”) and shareholder (see Note 7) pursuant to which Cenfin agreed to make revolving loans to Roomlinx from time to time in a maximum outstanding amount of $5,000,000.  Under terms of the Credit Agreement, the making of each such Revolving Loan shall require Roomlinx to issue Cenfin (i) a Revolving Credit Note evidencing such Revolving Loan and (ii) a Warrant to purchase Roomlinx Common Stock equal to 50% of the principal amount funded in respect of such Revolving Loan divided by $2.00 per share.  Each Revolving Credit Note will bear interest at a rate of 9% per annum and mature on the fifth anniversary of its issuance. Each Warrant will be exercisable for a three year period from its issuance at an initial exercise price of $2.00 per share.

On March 10, 2010 the Credit Agreement was amended to increase the aggregate revolving credit commitment to $25,000,000 and expand the permitted use of proceeds to include certain capital expenditures.  The rest of the terms remained in accordance with the original agreement.

On July 30, 2010, with an effective date of July 15, 2010, the Company and Cenfin entered into a Second Amendment to Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (i) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (ii) the strike price of warrants issued in connection with draws against the line of credit in excess of $5,000,000 to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year, but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such an adjustment may only occur once per year.

At September 30, 2011, the Company had drawn $3,576,000 on the line of credit, with draws of $1,880,000 during the nine months ended September 30, 2011.  These advances will be repaid at various dates between 2014 and 2016.  At September 30, 2011, the balance on the line of credit is reduced by a discount in the amount of $979,200 (see Note 6).  The line of credit is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of September 30, 2011.

Deferred Debt Discount	Balance
Balance at January 1, 2011	$500,062
Amounts deferred	590,412
Amounts expensed	(111,274)
Balance at September 30, 2011	$979,200

Future minimum payments for the line of credit are as follows:

Total
1 to 3 Years	$340,000
3 to 5 Years	3,236,000
$3,576,000

6.     Stockholders’ Equity

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and effected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accrued as of September 30, 2011, were $168,960; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of September 30, 2011, there were 5,118,877 shares of common stock issued and outstanding.

On September 1, 2011, 5,454 shares were granted to Roomlinx’s non-employee Directors for services rendered for an aggregate value of $15,000 based on the average price per share on the date of grant.

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

Warrants:

During the nine months ended September 30, 2011, 470,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vested immediately; the warrants expire 3 years from the date of issuance.

As noted above, on March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

On September 30, 2011, the Company had the following outstanding warrants:

Grant Date	Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
09/13/11	$2.00	112,500	2.96	$225,000		$106,875
08/09/11	$2.00	150,000	2.86	300,000		142,500
07/28/11	$2.00	30,000	2.83	60,000		28,500
06/13/11	$2.00	62,500	2.70	125,000		59,375
04/22/11	$2.00	50,000	2.56	100,000		47,500
03/03/11	$2.00	65,000	2.42	130,000		61,750
11/17/10	$4.50	32,800	4.13	147,600		-
11/24/09	$2.30	3,750	1.50	8,625		2,438
06/11/07	$3.00	70,000	0.70	210,000		-
12/28/06	$3.00	39,000	0.24	117,000		-
		615,550		$1,423,225	$2.31	$448,938

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	608,050	$4.29
Issued	470,000	2.00
Exercised	(62,500)	2.00
Expired/Cancelled	(400,000)	5.00
Outstanding at September 30, 2011	615,550	$2.31	2.09	$448,938
Exercisable at September 30, 2011	615,550	$2.31	2.09	$448,938

The fair value of the warrants granted during the nine months ended September 30, 2011 was $866,864. The fair value of the warrant grants were estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants, expected volatility, risk-free interest rate and no dividend yield. In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded an aggregate debt discount of $590,412 in connection with these warrant grants.

The Company had the following weighted average assumptions for the warrants granted during the nine months ended September 30, 2011:

Grant Date	Number of Warrants	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Weighted Average Fair Value per Warrant	Weighted Average Fair Value	Recorded Debt Discount
03/03/11	65,000	3	125%	1.18%	$2.11	$137,150	$89,848
04/22/11	50,000	3	124%	1.13%	$1.71	85,500	59,774
06/13/11	62,500	3	123%	0.72%	$1.26	78,750	59,854
07/28/11	30,000	3	122%	0.68%	$1.75	52,464	36,504
08/09/11	150,000	3	122%	0.33%	$1.86	279,000	190,380
09/13/11	112,500	3	123%	0.35%	$2.08	234,000	154,052
	470,000					$866,864	$590,412

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2011, options to purchase 375,194 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On July 7, 2011, the Board of Directors granted 10,000 aggregate incentive stock options to an employee of Roomlinx.  These options have an exercise price of $3.75, the average fair market value on the grant date, and vest in two equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

On September 30, 2011, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.75	10,000	6.77	$37,500		$-
$ 3.75	10,500	6.14	39,375		-
$ 4.50	40,000	6.01	180,000		-
$ 4.80	2,500	5.97	12,000		-
$ 3.10	20,194	5.54	62,601		-
$ 2.50	1,000	4.78	2,500		450
$ 3.30	100,000	4.68	330,000		-
$ 1.00	16,500	4.40	16,500		32,175
$ 1.70	1,000	4.09	1,700		1,250
$ 1.20	8,000	3.89	9,600		14,000
$ 2.00	6,000	3.81	12,000		5,700
$ 1.50	9,500	3.11	14,250		13,775
$ 2.50	10,000	2.59	25,000		4,500
$ 2.00	130,000	2.14	260,000		123,500
$ 2.60	10,000	0.86	26,000		3,500
	375,194		$1,029,026	$2.74	$198,850

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	371,257	$2.64
Issued	10,000	3.75
Exercised	-	-
Expired/Cancelled	(6,063)	3.01
Outstanding at September 30, 2011	375,194	$2.74	4.44	$198,850
Vested & Exercisable at September 30, 2011	337,398	$2.66	4.29	$195,358

The Company recorded deferred compensation expense of $27,502 in connection with options granted during the quarter ended September 30, 2011. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options of 7 years, expected volatility of 132%, risk-free interest rate of 2.48% and no dividend yield. The weighted average fair value at the date of grant for options granted during the quarter ended September 30, 2011, averaged $2.75 per option.

Deferred Stock Compensation:  The Company records deferred stock compensation on unvested warrants and options upon issuance.  This deferred stock compensation is amortized as the warrants and options vest.  At September 30, 2011 the balance in deferred stock compensation was $103,769, compared to $374,658 at December 31, 2010.  The Company amortized $284,795 in deferred stock compensation during the nine months ended September 30, 2011 compared to $135,185 amortized during the same period in 2010.

7.       Related Party Transactions

As of September 30, 2011, a shareholder owned approximately 29% of the Company’s outstanding Common Stock.  This shareholder is the owner of Cenfin, LLC. The Company has a credit agreement with Cenfin, LLC since June 2009 (See Note 5).

Effective July 25, 2011, Roomlinx executed a consulting arrangement for marketing services with TRG, Inc., an entity owned by the CEO and Chairman of Roomlinx.  As of September 30, 2011, Roomlinx had paid TRG $7,335 for services performed in accordance with said arrangement.

8.      Segment Information

Segments:  Financial reports have been prepared based on Hospitality and Residential segments as determined by location, design and end users.

Hospitality:  The Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of September 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under the hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  The residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

The accounting policies of our segments are the same as those described in Note 1 above, except that certain expenses are not allocated to the segments.  Unallocated expenses consist of corporate overhead, depreciation expense, and non-operating income and expenses.

Financial information for our segments is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Revenue:
Hospitality	$3,268,166	$2,656,455
Residential	697,819	-
Total	$3,965,985	$2,656,455

Cost of goods:
Hospitality	$2,183,481	$1,994,639
Residential	477,583	-
Total	$2,661,064	$1,994,639

Gross profit:
Hospitality	$1,084,685	$661,816
Residential	220,236	-
Total	$1,304,921	$661,816

Operating expenses:
Operations	$627,380	$493,390
Product development	523,953	260,404
General and administrative	1,418,413	916,412
Depreciation
Hospitality	447,954	42,925
Residential	39,601	-
Other	35,133	40,137
Total operating expenses	$3,092,433	$1,753,268
Operating loss:	$(1,787,512)	$(1,091,452)

	As of September 30,
Net property and equipment	2011	2010
Hospitality	$2,014,213	$364,630
Residential	240,123	-
Other	41,123	55,528
Total	$2,295,459	$390,168

Three Months Ended September 30, 2011 and 2010
Segment	2011 Revenues	2011 Cost of Goods Sold	2011 Gross Profit
Hospitality
United States	$663,746	$360,510	$303,236
Canada	233,272	218,528	14,743
Foreign	49,332	22,642	26,690
	946,350	601,681	344,669

Residential	237,532	170,832	66,700

Totals for three months ended September 30, 2011	$1,183,882	$772,513	$411,369

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$1,200,800	$985,500	$215,301
Canada	58,803	45,278	13,525
Foreign	22,577	14,675	7,901
	1,282,180	1,045,453	236,727

Residential	-	-	-

Totals for three months ended September 30, 2010	$1,282,180	$1,045,453	$236,727

Nine Months Ended September 30, 2011 and 2010
Segment	2011 Revenues	2011 Cost of Goods Sold	2011 Gross Profit
Hospitality
United States	$2,420,119	$1,540,485	$879,634
Canada	701,267	594,595	106,672
Foreign	146,780	48,401	98,379
	3,268,167	2,183,481	1,084,685

Residential	697,819	477,583	220,236

Totals for nine months ended September 30, 2011	$3,965,985	$2,661,064	$1,304,921

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$2,461,295	$1,853,454	$607,841
Canada	119,467	91,978	27,489
Foreign	75,692	49,206	26,486
	2,656,455	1,994,639	661,816

Residential	-	-	-

Totals for nine months ended September 30, 2010	$2,656,455	$1,994,639	$661,816

9.      Subsequent Events

On October 31, 2011, the Company received $600,000 from the Cenfin revolving line of credit, pursuant to the clauses in the June 5, 2009 Credit Agreement (See note 5).

On October 31, 2011 150,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On November 9, 2011, the Board of Directors granted 30,000 aggregate incentive stock options to an employee of Roomlinx.  These options have an exercise price of $3.30, the average fair market value on the grant date, and vest in three equal annual installments on the grant anniversary date.  The options expire at the end of the business day on the 7th anniversary of the grant date.

All material subsequent events from the balance sheet date through the date of issuance of this report have been disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2010 Annual Report on Form 10-K/A, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

FORWARD-LOOKING STATEMENTS

This report contains or incorporates forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including the Company’s future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:

- statements concerning the benefits that are expected to result from business activities and results of exploration that are contemplated or completed, such as increased revenues; and

- statements of the Company’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the risk that the Company will not achieve the strategic benefits of the acquisition of Canadian Communications;

•
the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that the Company’s products will not achieve or sustain market acceptance;

•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

•	competitive pressures including product offerings, pricing and promotional activities;

•	errors or similar problems in its products;

•	the outcome of any legal proceeding that has been or may be instituted against the Company and others;

•	the ability to attract and retain qualified personnel;

•	maintaining intellectual property rights and successful litigation involving intellectual property rights;

•	legislative, regulatory and economic developments;

•	risks related to third-party suppliers and the ability to obtain, use or successfully integrate third-party licensed technology;

•	breach of security by third parties; and

•	those factors discussed in “Risk Factors” in the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).

Roomlinx makes these statements under the protection afforded by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by applicable law or regulation, Roomlinx undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

Overview

Roomlinx, Inc., a Nevada corporation (“we,” “us” or the “Company”), provides three core products and services:

In-room media and entertainment.

Roomlinx provides in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within the in-room media and entertainment offering include the proprietary Interactive TV platform, Satellite TV programming, and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.  The Interactive TV platform includes business applications, national and local advertising, and on demand content.  The content consists of high definition and standard definition Hollywood, adult and specialty programming, music, internet based television programming, digital global newspapers, global radio and television stations, business applications (allowing the guest to use Microsoft Office programs), and hotel-specific services such as the ability to order room service on the television or laptop.

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

The Company derives revenues primarily from selling its proprietary hardware and software to hotels, resorts and time share locations as well as delivering content and providing security and support of the media and entertainment products.  Additional revenue is derived from the rental of movies, advertising and sale of products through the system.  Roomlinx began marketing this product in September 2007.  Since September 2007, the Company has invested significant capital to develop software, integrate hardware, and develop significant product and content partnerships. The hotel satellite television programming products provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. Roomlinx specializes in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

Revenues are derived from the installation of the programming equipment we provide to hotels, resorts, and timeshare properties. Roomlinx derives additional revenue from the television programming fees we provide to hotels, resorts, and timeshare properties. Customers typically pay a one-time fee for the installation of the equipment and then pay monthly programming fees for delivery of a specific TV channel lineup.

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

The Company provides wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and provides services that address the productivity and communications needs of hotel, resort, and timeshare guests. Roomlinx specializes in providing advanced Wi-Fi services such as the wireless standards known as 802.11a/b/g/n/i.

Hotel customers sign long-term service agreements, where Roomlinx provides the maintenance for the networks, as well as the right to provide value added services over the network.

The Company derives revenues from the installation of the wired and wireless networks provided to hotels, resorts, and timeshare properties. Additional revenue is derived from the maintenance of these networks. Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network.

Residential Media and Communications:

Roomlinx products provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access.

Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital Voice over Internet Protocol.  Analog phone service is typically provided via an Interconnection agreement with CenturyLink, formerly Qwest Communications, which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VOIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VOIP) over the same lines as their internet service.

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

Revenues are derived through installations and delivery of telephone service and internet access, which is billed on a monthly basis, and delivery of television service which is billed by the satellite provider with monthly commissions paid to the Company by the provider.  Revenues are also derived from management fees for the management of affiliated communication systems.

Trends and Business Outlook

Roomlinx’s goal is to be the leading provider of all facets of in-room hotel, resort and timeshare entertainment, programming and internet connectivity.  The Company believes it is developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Since its inception in 2007, significant steps have been taken towards these goals.  In the second quarter of 2010, the Company began to see the benefits of many of these decisions and investments, such as it being selected by a major hotel chain from among other industry participants.  These successes have continued into 2011 and the Company remains optimistic that its products and offerings will continue to gain acceptance in the marketplace.

Roomlinx believes there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.   Hotel guests are getting their content from the internet or alternative, mobile sources like computers and smart phones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.  The Company has seen strong usage of the Interactive TV platform at its current hotel installations and believes there is an even greater ability to monetize the Interactive TV platform as it increase hotel penetration and usage.    Roomlinx believes its Interactive TV platform creates a true differentiation and competitive advantage and therefore the Company will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

Although current results demonstrate the initial success of the Company’s efforts, general economic conditions and market uncertainty may still negatively affect financial results in future periods.  The Company anticipates that the rate of new orders may vary significantly from quarter to quarter. Consequently, if anticipated sales and installations in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high and operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with sales “wins” and the resulting revenue stream, Roomlinx anticipates that, while it will see organic growth that positions it for future profitability, associated costs of sales and other operating expenses will exceed revenues in the near term.  Roomlinx has incurred operating losses since its inception.

The acquisition of Canadian Communications, LLC will be a further driver of sales growth and fill out the Company’s product and service offerings. The Company will continue to look for additional acquisitions that will enhance their market penetration within the hotel sector, increase profits, and offer product synergies.

Management’s Discussion and Analysis (MD&A) is designed to provide the reader of the financial statements with a narrative discussion of our results of operations; financial position; liquidity and capital resources; critical accounting policies and significant estimates; and the impact of recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss Roomlinx’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

The Company estimates the collectability of trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers.

Inventory includes materials on-hand at the Company’s warehouses as well as the cost of hardware, software, and labor which has been incurred for installation at customers’ facilities, but has not been accepted by the customer.

Property and equipment is capitalized and subsequently depreciated over the estimated useful life of the asset. In assessing the recoverability of long-lived assets, including goodwill, certain assumptions are made regarding the useful life and contribution to the estimated future cash flows. If such assumptions change in the future, it may be necessary to record impairment charges for these assets not previously recorded.

Since inception, the Company has accumulated substantial net operating loss carry forwards for tax purposes.  There are statutory limitations on the ability to realize any future benefit from these potential tax assets and Roomlinx is uncertain as to whether it will ever utilize the tax loss carry forwards.  Accordingly, a valuation allowance has been recorded to offset the deferred tax asset.

The Company provides compensation costs for its stock option plans determined in accordance with the fair value based method to estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

In connection with the sale of debt or equity instruments, Roomlinx may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

RESULTS OF OPERATIONS

As noted above, on October 1, 2010, Roomlinx acquired Canadian Communications LLC and its subsidiaries. The operating results of Canadian Communications LLC and its subsidiaries are included in the accompanying discussion and analysis and consolidated statements of operations for periods subsequent to the completion of the acquisition, October 1, 2010.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues for the three months ended September 30, 2011 and 2010 were $1,183,882 and $1,282,180 respectively, a decrease of $98,298 or 8% resulting from (i) an increase from Canadian Communications, LLC revenue streams of $505,016 and (ii) an increase of $151,801 in recurring revenue streams from in-room media and entertainment products, offset by decreased revenues of $755,115 attributable to reduced installation revenues for media and entertainment products.  These changes are discussed in more detail below.

Cost of goods sold for the three months ended September 30, 2011 and 2010 were $772,512 and $1,045,453 respectively, a decrease of $272,941, or 26% resulting from (i) an increase of $407,969 of costs attributable to Canadian Communications, LLC and (ii) an increase in recurring costs of $64,032 attributable to in-room media and entertainment products.  These increases were offset by reduced cost of goods sold of $744,942, attributable to the reduction of installations. These changes are discussed in more detail below.

Gross profit for the three months ended September 30, 2011 was $411,370, an increase of $174,643, or 74%, over the $236,727 gross profit for the three months ended September 30, 2010.  This increase is attributable to the changes in revenues and cost of goods mentioned above.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of September 30, 2011, Other Foreign included Mexico and Aruba.  The products offered under the hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: The US hospitality revenues for the three months ended September 30, 2011 and 2010 were $663,746 and $1,200,800 respectively, a decrease of $537,054, or 45%, primarily due to a reduction in installation revenues, which was offset by an increase in recurring revenue streams.  The decrease in installation revenue does not reflect the number of installs in process, but rather the timing of the recognition of revenue, which is dependent on final customer acceptance of the installation.

The US hospitality cost of goods sold for the three months ended September 30, 2011 and 2010 were $360,510 and $985,500 respectively, a decrease of $624,900, or 63%.  This decrease is comparable with the decreased revenues mentioned above as well as a reduction in free-to-guest programming cost associated with the Canadian Communications, LLC acquisition.

The gross profit associated with the US Hospitality business was $303,236 and $215,301 for the three months ended September 30, 2011 and 2010, respectively, an increase of $87,935, or 41%.

Canada: The Canadian hospitality revenues for the three months ended September 30, 2011 and 2010 were $233,272 and $58,803 respectively, an increase of $174,469, or 297%, primarily due to the Video-On-Demand revenue stream resulting from the Canadian Communications, LLC acquisition.

The Canadian hospitality cost of goods sold for the three months ended September 30, 2011 and 2010 were $218,528 and $45,278 respectively, an increase of $173,250, or 383%.  This increase is also attributable to the Video-On-Demand revenue stream resulting from the Canadian Communications, LLC acquisition.

The gross profit associated with the Canadian hospitality revenue streams were $14,743 and $13,525 for the three months ended September 30, 2011 and 2010 respectively, an increase of $1,218, or 9%.

Other Foreign: The other foreign hospitality revenues for the three months ended September 30, 2011 and 2010 were $49,332 and $22,577 respectively, an increase of $26,755, or 119%, $15,033 of which is attributable to Video-On-Demand business acquired through Canadian Communications, LLC.

The other foreign cost of goods sold for the three months ended September 30, 2011 and 2010 were $22,642 and $14,675 respectively, an increase of $7,967, or 54%.   There was an increase of $18,840 attributable to the Video-On-Demand revenue stream acquired with the acquisition of Canadian Communications, LLC, which, due to increased operational efficiencies, was partially offset by reduced costs of $10,873.

The gross profit associated with the other foreign hospitality revenue streams were $26,690 and $7,901 for the three months ended September 30, 2011 and 2010 respectively, an increase of $18,789, or 238%.

Residential

The residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

The residential revenues for the three months ended September 30, 2011 were $237,532; the cost of goods sold was $170,832; and the gross profit was $66,700. This revenue stream, and its related costs, was entirely attributable to the acquisition of Canadian Communications, LLC.

Operational Expenses

Operating expenses for the three months ended September 30, 2011 and 2010 were $899,716 and $611,453 respectively, an increase of $288,263, or 47%.  This increase was due primarily to (i) the acquisition of Canadian Communications and (ii) costs attributable to personnel, stock compensation and office expense to support the growth opportunity believed to exist over the next eighteen months.

The operations department expenses increased $9,445 to $190,608 in the three months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily due to increased personnel expenses related to the acquisition of Canadian Communications, LLC.

The product development department expenses increased $58,955 to $150,393 in the three months ended September 30, 2011 compared to same period in 2010.  This increase is primarily due to the acquisition of Canadian Communications, LLC and the addition of a CTO at the end of 2010 Q3.   Product development costs are expected to continue to increase with expanded developmental efforts being led by the CTO to enhance media and entertainment product offerings in order to accommodate growing customer demands.

General and administrative expenses increased $79,863 to $382,899 in the three months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily due to (i) an increase in personnel expense resulting from the acquisition of Canadian Communications, LLC, (ii) costs attributable to personnel, contractual services and stock compensation expense to support the growth opportunity believed to exist over the next eighteen months and (iii) bad debt recovery.  Personnel related and contractual services increased by $79,508 and stock compensation increased by $119,394.  These increases were offset by an increase in net bad debt recovery of $96,539 and a reimbursement of acquisition costs in the amount of $22,500 from the sellers of Canadian Communications, LLC.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $175,816 and $35,816, respectively.  The increase is primarily the result of depreciable property acquired in the Canadian Communications, LLC acquisition.

Our operating loss increased to $488,346 during the three months ended September 30, 2011 compared to $374,726 during the three months ended September 30, 2010; an increase of $113,620.

Non-Operating

For the three months ended September 30, 2011, non-operating income increased to $61,460 compared to $29,316 during the three months ended September 30, 2010.  This increase is primarily due to an increase in interest income of $30,107 earned on equipment leases made available to customers.

The non-operating expenses for the three months ended September 30, 2011 increased to $90,036 from $26,316 during the three months ended September 30, 2010.  Interest expense for the three months ended September 30, 2011 and 2010 was $42,128 and $15,322 respectively, an increase of $26,806 or 175%.  This increase was primarily attributable to the increased balance on the line of credit. For the three months ended September 30, 2011, finance expenses of $47,908 were incurred compared to $10,052 for the three months ended September 30, 2010.  The increase in finance expense of $37,856, or 377%, is related to the debt discount attributable to the warrants issued in association to the draws on the line of credit.

For the three months ended September 30, 2011, we reported a net loss of $516,922, compared to a net loss of $371,726 for the three months ended September 30, 2010, an increase of $145,196 or 39%.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINEMONTHS ENDED SEPTEMBER 30, 2010

Revenues for the nine months ended September 30, 2011 and 2010 were $3,965,985 and $2,656,455, respectively, an increase of $1,309,530, or 49%, of which $1,533,597 was attributable to the revenue streams resulting from the Canadian Communications, LLC acquisition.  Additionally, the Company had an increase of $450,491 in recurring revenue streams. These increases were offset by a decrease of $674,558 related to installations and equipment sales.

Cost of goods sold for the nine months ended September 30, 2011 and 2010 were $2,661,064 and $1,994,639 respectively, an increase of $666,425, or 33%.  This increase is comparable with the increase in revenues mentioned above and includes $1,140,253 attributable to the revenue streams related to the Canadian Communications, LLC acquisition.

Gross profit for the nine months ended September 30, 2011 and 2010 was $1,304,921 and $661,816 respectively, an increase of $643,105, or 97%.

Hospitality

United States: US hospitality revenues for the nine months ended September 30, 2011 and 2010 were $2,420,119 and $2,461,295, respectively, a decrease of $41,176, or 2%.   This decrease is primarily due to decreased installations of our in-room media and entertainment products.

US hospitality cost of goods sold for the nine months ended September 30, 2011 and 2010 were $1,540,485 and $1,853,454 respectively, a decrease of $312,969, or 17%.  This decrease, in addition to the decrease in sales mention above, is also due to reduced costs of installation attributable to the acquisition of Canadian Communications, LLC.

The gross profit associated with the US hospitality business was $879,634 and $607,841 for the nine months ended September 30, 2011and 2010, respectively, an increase of $271,793, or 45%.

Canada: Canadian hospitality revenues for the nine months ended September 30, 2011 and 2010 were $701,267 and $119,467 respectively, an increase of $581,800, or 487%.  This increase is attributable to the Video-On-Demand revenue stream resulting from the Canadian Communications, LLC acquisition.

Canadian hospitality cost of goods sold for the nine months ended September 30, 2011 and 2010 were $594,595 and $91,978 respectively, an increase of $502,617, or 546%.   This increase is also attributable to the Video-On-Demand business resulting from Canadian Communications, LLC acquisition.

The gross profit associated with our Canadian hospitality revenue streams were $106,672 and $27,489 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $79,183 or 288%.

Other Foreign: Other foreign hospitality revenues for the nine months ended September 30, 2011 and 2010 were $146,780 and $75,692, respectively, an increase of $71,088, or 94%.  This increase is primarily attributable to the Video-On-Demand business acquired from Canadian Communications, LLC.

Other foreign cost of goods sold for the nine months ended September 30, 2011 and 2010 were $48,401 and $42,206 respectively, an increase of $6,195, or 15%.   There was an increase of $56,834 attributable to the Video-On-Demand revenue stream acquired with the acquisition of Canadian Communications, LLC, this increase was offset by increased operational efficiencies related to the Interactive TV platform.

The gross profit associated with other foreign hospitality revenue streams was $98,379 and $26,486 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $71,893 or 274%.

Residential

For the nine months ended September 30, 2011 residential revenues were $697,819, cost of goods was $477,583, and gross profit was $220,236. This revenue stream and related costs were entirely attributable to the acquisition of Canadian Communications, LLC.

Operational Expenses

Operating expenses for the nine months ended September 30, 2011 and 2010 were $3,092,433 and $1,753,268 respectively, an increase of $1,339,165, or 76%.  This increase was due primarily to (i) the acquisition of Canadian Communications and (ii) costs attributable to personnel, stock compensation and office expense to support the growth opportunity believed to exist over the next eighteen months.

The operations department expenses increased $133,990 to $627,380 in the nine months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily personnel expenses, substantially the result of the acquisition of Canadian Communications, LLC.

The product development department expenses increased $263,549 to $523,953 in the nine months ended September 30, 2011 compared to same period in 2010.  This increase is primarily due to the acquisition of Canadian Communications, LLC and the addition of a CTO at the end of the third quarter of 2010.   Product development costs are expected to continue to increase with expanded developmental efforts being led by the CTO to enhance our media and entertainment product offerings in order to accommodate growing customer demands.

General and administrative expenses increased $502,001 to $1,418,413 in the nine months ended September 30, 2011 compared to the same period in 2010.  This increase is primarily due to (i) an increase in personnel expense resulting from the acquisition of Canadian Communications, LLC, and (ii) costs attributable to personnel, contractual services and stock compensation expense to support the growth opportunity believed to exist over the next eighteen months.  Personnel related expenses and contractual services increased by $199,898 while stock compensation increased by $302,103 (see Note 6).

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $522,687 and $83,062, respectively.  The increase is primarily the result of depreciable property acquired in the Canadian Communications, LLC acquisition.

The operating loss increased to $1,787,512 during the nine months ended September 30, 2011 compared to $1,091,452 during the nine months ended September 30, 2010; an increase of $696,060.

Non-Operating

For the nine months ended September 30, 2011, non-operating income increased to $195,950 compared to $56,068 during the nine months ended September 30, 2010.  This increase is primarily due to an increase in interest income earned on equipment leases made available to customers.

Non-operating expenses for the nine months ended September 30, 2011 increased to $222,277 from $49,644 during the nine months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 and 2010 was $110,833 and $36,912 respectively, an increase of $73,921.  This increase is primarily attributable to the increased balance on the line of credit. For the nine months ended September 30, 2011, financing expenses of $111,274 were incurred compared to $10,052 incurred during the same period in 2010, an increase of $101,222.  These financing costs are related to the debt discount attributable to the warrants issued in association to the draws on the line of credit.

For the nine months ended September 30, 2011, the Company reported a net loss of $1,813,839, compared to a net loss of $1,085,028 for the nine months ended September 30, 2010.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2011 the Company had $427,708 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in new media and entertainment product for the next twelve months.  Working capital at September 30, 2011 was $2,382,855.

Operating Activities

Net cash used in operating activities was $1,410,679 and $1,837,000 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease of $426,321 was attributable to funding the increase in loss from operations in the amount of $728,811 but offset by (i) a $297,825 increase in working capital before cash, and (ii) non-cash adjustments increased $857,307.  Fluctuations in working capital (current assets less current liabilities) are primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue.  Significant non-cash adjustments are primarily related to stock compensation and warrant charges, and depreciation expense on property acquired as a result of the acquisition of Canadian Communications, LLC.

Investing Activities

Net cash used in investing activities was $390,158 and $1,155,816, respectively, for the nine months ended September 30, 2011 and 2010.  The resultant increase in cash of $765,658 was attributable to (i) a $422,994 reduction in new installation financing, (ii) an increase of $252,706 in customer principal payments received and (iii) a reduction in capital expenditures of $89,958 as compared to the same period in 2010.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $1,945,276 and $3,297,857 respectively, resulting in a decrease of $1,352,581.  This decrease was due primarily to a $2,198,000 reduction in proceeds from the sale of stock and exercise of warrants, offset by an $898,000 increase in the Company’s line of credit.  Proceeds drawn against the line of credit are primarily used to fund installation costs, including the financing of equipment.

Contractual Obligations

The Company has operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at September 30, 2011:
	Total	Less than 1 year	1 - 3 years	3 - 5 Years
Operating Lease Obligation	$155,264	$58,224	$97,040	$-
Capital Lease Obligation	8,142	8,142	-	-
Notes Payable	73,841	60,871	12,970	-
Line of Credit	3,576,000	-	340,000	3,236,000
Total	$3,813,247	$127,237	$450,010	$3,236,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, primarily changes in U.S. interest rates. Roomlinx is exposed to the risk that its earnings and cash flows could be adversely impacted by fluctuations in interest rates due to the cash borrowed under its Credit Facility with Cenfin. Based upon our balance of $3.8 million of debt under our Credit Facility with Cenfin as of September 30, 2011, an increase in interest rates of 1.0% as of a measurement date under the facility would cause a corresponding increase in our annual interest expense of $38,000.

The Company is exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a gain of $4,311 for the nine months ended September 30, 2011 compared to a loss of $2,680 for the nine months ended September 30, 2010. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the US-Canadian currency exchange rates.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer and Chief Financial Officer

Date:	November 16, 2011