Form 10-K/A
period 2010-12-31
ROOMLINX INC
filed 2012-02-10
CIK 1021096

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

EXPLANATORY NOTE

This amendment is being filed to include the signed audit report. The financial statements themselves did not include any errors.

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

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2 Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2012.

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

Date: 02/08/12