Form 10-K
period 2011-12-31
ROOMLINX INC
filed 2012-03-30
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 W 6th Avenue, Unit H, Broomfield, CO 80020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2011, the last business day of the registrant’s most recently completed second quarter, as reported on the OTC Bulletin Board, was approximately $11,929,808.

As of March 27, 2012, the registrant’s issued and outstanding shares were as follows:  5,118,877 shares common stock, 720,000 shares of Class A Preferred Stock.

Documents incorporated by reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Some of the statements contained in this Annual Report on Form 10-K discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Roomlinx, Inc. (“we,” “us,” “our” or the “Company”) and our management team.  Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Background

Roomlinx, Inc.

Roomlinx, Inc. was formed in 1998, is incorporated under the laws of the state of Nevada, and has its headquarters at 2150 W 6th Avenue, Unit H, Broomfield, CO 80020.

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

Cardinal Broadband, a Division of Roomlinx, Inc.

Cardinal Broadband, LLC was formed in 2005 as a Colorado Limited Liability Company.  Pursuant to the acquisition of Canadian Communications, LLC on October 1, 2010, Roomlinx, Inc. became the 100% member of Cardinal Broadband, LLC.  Subsequent to the acquisition, Cardinal Broadband became a division of Roomlinx, Inc.

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

Arista Communications, LLC

Arista Communications, LLC is a joint venture between Cardinal Broadband and Wiens Real Estate Ventures, LLC, with each entity having a 50% membership interest.

Wiens is the developer of the Arista residential/retail/office development in Broomfield, Colorado.  The joint venture was formed to provide telecommunication services to the Arista community.  Arista Communications provides telephone, television, and internet connectivity to the residents and businesses of the Arista development, including the 1st Bank Center, an 8,000-seat music and sports venue.  Roomlinx owns a 50% membership interest in Arista Communications through its Cardinal Broadband division.  Cardinal Broadband manages the operations of Arista Communications.  The financial statements of Arista Communications, LLC are consolidated with Roomlinx in accordance with ASU Topic 323-10-25.

Cardinal Hospitality, Ltd.
Cardinal Hospitality, Ltd. (“CHL”) was formed in September of 2005, and is incorporated in British Columbia, Canada.  Pursuant to the October 1, 2010 acquisition of Canadian Communications, LLC, Roomlinx, Inc. became the sole shareholder of Cardinal Hospitality, Ltd.  It remains a separate and wholly owned subsidiary of Roomlinx, Inc.

CHL supplies video-on-demand services to the hospitality industry.  CHL operates systems throughout Canada.  CHL was formed in 2006 with the acquisition of the proprietary Video-on-Demand (VOD) technology formerly offered through GalaVu Entertainment Networks.  CHL also acquired the existing contracts of GalaVu.  CHL offers a full selection of video-on-demand services and technology; including first non-theatrical release Hollywood motion pictures, adult, and specialty content.

CHL is based in Halifax, Nova Scotia, and is owned and managed by Roomlinx.  CHL is one of the largest providers of VOD in Canada, with approximately 5% of the total available rooms.

Business

The Company’s primary business is focused on providing in-room media, entertainment, and HD television programming solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and time share properties. Subsequent to the acquisition of Canadian Communications, LLC on October 1, 2010, the Company also provides both wired and wireless internet access, HD satellite television service, and telephone service both POTS and Voice over Internet Protocol (“VOIP”)), to residential and business customers.  In addition, the Company now provides Video-on-Demand service to the hotel and timeshare industry throughout Canada, the United States, Mexico, and Aruba.

As of December 31, 2011, our current customer base consisted of 247 hospitality properties representing approximately 42,125 hotel rooms served, and 16 residential communities and small businesses, representing an additional 1,297 customers.

Our Products and Services

In-room media and entertainment

Roomlinx provides a suite of in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within our in-room media and entertainment offering include our proprietary Interactive TV platform (“iTV”) and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.    With Roomlinx iTV guests will have access to a robust feature set through the HDTV such as:

●	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more
●	International and U.S. television programming on demand
●	Click and Go TV program guide or Interactive Program Guide (“IPG”)
●	Web Games
●	MP3 player and thumb drive access
●	Ability to send directions from the iTV system to a mobile device

Hotel guests can also easily order room service, interact with hotel associates, make restaurant reservations, edit and print documents as well as gain direct access to local dining, shopping, nightlife, cultural events or attractions all through a dynamic user interface on the TV.  The Interactive TV platform integrates the TV and Internet experience.

The Company provides proprietary software, a media console, which may include a DVD player, and numerous input jacks for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

The Company also supplies video-on-demand services to the hospitality industry.  Roomlinx offers a full selection of video-on-demand services and technology; including first non-theatrical release Hollywood motion pictures, adult, and specialty content.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services
●	Delivery of content and advertising
●	Delivery of business and entertainment applications
●	E-commerce
●	The customization of its software
●	Software licensing
●	Delivery of pay-per-view content
●	Sale of video-on-demand systems

The following are examples of three different custom user interfaces of the Roomlinx Interactive TV platform in use today:

Free-To-Guest Television Programming (“FTG”).

Our hotel satellite television programming services provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

The Company generates revenue through:

●	The design and installation of FTG systems
●	Delivery of television programming fees and/or commissions

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

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services

Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network.

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital voice over internet protocol (“VoIP”)  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc. (formerly Qwest Communications), which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

Television service is typically provided via the Company’s agreements with DISH Network and DirecTV.  Most television service to customers is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Internet service is provided via both wired and wireless network design. The Company provisions and manages broadband access to the residential customers through both wholesale and resale methods.  Wholesale methods exist when the Company owns and controls the internet circuit and resale methods exist when the Company uses an affiliated third party to provide the internet circuit.

The Company generates revenue through:

●	Network design and installation services
●	Delivery of telephone service (billed monthly)
●	Delivery of Internet service (billed monthly)
●	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
●	Management fees for the management of affiliated communication systems

Our Business Strategy

Our strategy is to focus our resources on delivering quality voice, video, data, media & entertainment, advertising, and E-commerce services to the hospitality industry and residential/business customers. We plan to aggressively penetrate the hotel, resort, and timeshare verticals through direct sales, channel sales agents, and acquisitions. We plan to continually develop our Interactive TV platform to meet the needs of the ever changing habits of the hotel guest.

We believe that we will continue to increase sales and gross profits through the installation of the Hyatt properties per our master service agreement, by offering our Interactive TV platform to our current wired and wireless Internet customer base, and entering into new agreements with other major hotel companies.  Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how the hotel guests access content, communicate, and use business tools.

Our residential and business telecommunications division, Cardinal Broadband, will continue to expand its customer base by adding new residential developments, as well as continuing to market to its current residential properties in order to increase its penetration at those properties.

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our Interactive TV platform.
❖	We are seeking to make our Interactive TV platform our core competency and focus on quality service and highly-profitable opportunities.
❖	We are seeking to grow the number of rooms under management. We can improve our margins through the recurring revenues that we receive from rooms under management.
❖	We are seeking to attain preferred vendor status or become a brand standard with additional premier hotel chains. Our hotel customers include many of the country’s most highly regarded hotel chains.
❖	We aspire to increase our advertising revenue by leveraging the iTV installations throughout the Hyatt portfolio.
❖	We plan to forge strong business partnerships with Fortune 500 companies that create operational efficiencies and product enhancements.
❖	We plan to increase our investor relations efforts.
❖	We are seeking to leverage our core competencies by expanding the markets we serve beyond the United States, Canada, Mexico and Aruba into the Middle-East, Africa, Central America and the Caribbean.
❖	We anticipate expanding the IP-based services and Interactive TV platform that we offer to include:
●	Integration with new and ever increasing consumer web applications
●	Continued custom integration with the Hotel’s back office applications
●	Expanded IP-based advertising through the LCD television and laptop

●	Expanded IP-based E-Commerce through the LCD television and laptop
●	Growth in our custom software development and professional services revenues

❖	Through acquisition or organic growth we plan to:
■	Increase our media and entertainment base of customers
■	Increase our high speed Internet base of customers
■	Continue to focus on increasing revenues in our Canadian and other foreign segments
■	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV product

Our longer term strategies include the following:
❖	We plan to offer our Interactive TV platform to the consumer market
❖	Expansion into the European and Asian hotel markets
❖	Expansion into additional vertical markets, such as healthcare and assisted living

To recap we seek to deepen penetration within our installed customer base and expand the breadth of our overall customer base by distinguishing our current and future offerings with value-added solutions through increased marketing activities and continued custom, proprietary software development efforts that enhance the Interactive TV platform.

Ultimately, we plan to profile ourselves as our customers’ central communications, entertainment and media provider.  However, we cannot assure our investors that we will be successful in attaining these goals or that we will not pursue other strategies when opportunities arise. Capital constraints and competition, among other factors, may preclude us from attaining our goals.

Sales and Marketing

Sales

As of March 27, 2012, our direct sales force consisted of four persons and our channel sales program consisted of 1 master sales agent and over 30 sales agents. While we will always require a small in-house team of direct sales representatives, we believe that if we are to grow the scale of our operations, it will be necessary for us to develop a channel sales program utilizing sales agents and re-sellers. As a result, our direct sales are supplemented by strategic alliances with communication marketing companies and communication providers. These organizations already have preferred access to customers, which may give us an advantage in the marketplace. These sales representatives are paid on a commission basis. We provide sales training and packaged marketing materials to our independent representatives in order to obtain optimum installation contracts.

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

Marketing

We deploy a marketing mix consisting of grass roots marketing by joining industry specific affiliations such as HTNG (Hotel Technology Next Generation) and AHLA (American Hotel and Lodging Association) direct mail, internet direct response, print ads in periodicals aimed at hospitality industry, and tradeshow sponsorship and support.

Operations

We have built a foundation on which to achieve quality customer service and scalability. We have achieved this by building the internal infrastructure, partnerships, and quality controls to scale quickly and offer quality services within the following areas: system integration, system deployment, software development, project management, and technical support and service.

For our high speed wired and wireless offering we act as a system design, installer, and integrator that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer’s area. After installation we seek to manage the network under a long-term contract.

For our proprietary Interactive TV platform and video-on-demand offering we control the development of the product in-house allowing us to have ultimate control of response time to customer requests for product customization and version updates.  For installation and support we utilize both certified partners and in-house personnel.  We use In-house personnel for project management and pro-active monitoring of our technical components in the field.

For our free-to-guest television programming we design and deploy these projects using in-house personnel, as well as third party certified companies.  We purchase satellite television programming from DirecTV and then resell to our hotel customers.  Ongoing service and support is provided using in-house resources and certified partners.  We use in-house personnel for project management and pro-active monitoring of our technical components in the field.

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

Competition

Wired and Wireless High-Speed Internet Offering

The market for our high-speed internet (“HSIA”) services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

●	Other wireless high-speed internet access providers, such as iBahn, Guest-Tek, AT&T, and LodgeNet

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.

Media and Entertainment

The competitors to our Interactive TV platform are in its infancy.  However, due to our traction we believe companies may try to duplicate our offering.    Because of the technical challenges, the cost to develop, and the inability to develop quickly, we do not believe the majority of our competitors will be able to duplicate our offering and bring to market quickly.

The market for free to guest services in the hospitality industry is strong, and we believe it will remain strong for the future due to the demand for HD content.   We continue to win customers by being a single source for all of a hotel’s telecommunication needs and offering our value added iTV platform.

Current competition consists of players offering portions of our offering, such as video on demand, internet access, and free-to-guest programming; these competitors include:

●	LodgeNet, SuiteLinq, KoolKonnect, NXTV, World Cinema, and Guest-Tek

Residential and Business Telecommunications

This market is served by multiple competitors, primarily the Incumbent Local Exchange Carriers (ILECs) (CenturyLink), the cable company (Comcast), and multiple small independent companies providing individual television, telephone, and internet services.  We believe we will continue to gain customers by distinguishing ourselves from our competitors by superior service and competitive pricing.  Sometimes we gain a competitive advantage because we are not an ILEC or large cable company, as many customers prefer a company who is not so large and cannot give customized attention to their individual needs.

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

Patents and Trademarks

We own the registered trademarks of “SuiteSpeed®,” “SmartRoom®,” and “Roomlinx®”.  We also have proprietary processes and other trade secrets that we utilize in our business

Recent Financial Developments

On June 5, 2009, the Company, entered into a $5,000,000 Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, a Delaware limited liability company.  On March 11, 2010, the terms of the agreement were amended to increase the credit limit to $25,000,000. On July 30, 2010, with effect as of July 15, 2010, the terms of the agreement were amended to change (1) the interest rate to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  On December 19, 2011 the revolving credit period of the agreement was amended to be the period from and including the Closing Date to the earlier of (a) June 5, 2017 or (b) the date of termination of the Revolving Credit Commitment, as terminated by the Lender pursuant to Article 9, Events of Default.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, of which 79,000 shares were being held back as security for the sellers’ indemnification obligations.  Roomlinx, Canadian Communications, LLC, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement providing for the above described transaction.  In November 2011, the holdback shares were released in conjunction with a separation agreement between Ed Garneau and Roomlinx dated September 9, 2011.

On March 2, 2011, Cenfin exercised 62,500 warrants at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009, and resulted in the issuance of 62,500 shares of common stock.

On April 18, 2011, the board of directors approved the award of an aggregate of 62,010 shares of common stock, pursuant to the Corporation’s Long-Term Incentive Plan, to employees of the Company.  The shares were valued at $1.80 per share for an aggregate of $111,614.

During 2011, an aggregate of 35,454 shares of common stock were issued as compensation for the Company’s board of directors.  The shares were valued between $2.00 and $2.75 per share for an aggregate of $75,000.

During 2011, the board of directors approved the grant of an aggregate of 40,000 Incentive Stock Options.  Such options were issued at various exercise prices from $3.30 to $3.75, vest between two and three years, and expire 7 years from the grant dates.

During 2011, an aggregate of 620,000 warrants were granted in accordance with the Credit Agreement entered into on June 5, 2009.  The warrants were issued at exercise prices of $2.00, vested immediately, and expire 3 years from the grant dates. (See note 10 for value and assumptions on individual grants.)

On January 18, 2012, 125,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement pursuant to which Roomlinx has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Roomlinx’s iTV system may be provided in the “full option” (Interactive TV), the “mid option” (SmartTV) or the “lite option” (Video on Demand).

Pursuant to this agreement, Roomlinx agrees to make financing available to hotels that exceed certain minimum credit criteria for the purchase of equipment necessary for the provision of the Services at annual interest rates of no greater than 11.5% per annum and subject to certain restrictions and limitations.  The amount of financing that Roomlinx is required to provide will not exceed the lesser of (i) the amount of installation fees that are payable by Hyatt-owned hotels under Hotel Service Agreements that have not elected to receive equipment financing or (ii) $11 million.

The Master Agreement terminates on the later of (i) 60 days following the five year anniversary of the effective date or (ii) if any Hotel Services Agreement is in effect on such five year anniversary, then the Master Agreement will continue to apply to such Hotel Services Agreement until it expires.

On March 14, 2012, in connection with the Master Services and Equipment Purchase Agreement between the Company and Hyatt Corporation, the board of directors approved the grant of an aggregate of 500,000 options to purchase shares of common stock, pursuant to the Company’s Long-Term Incentive Plan, to employees and/or contractors of the Company.  Such options were issued at an exercise of $4.00 per share, vest on the anniversary of the grant date ratably over a 3 year period subject to certain performance metrics determined by the board of directors, and expire 7 years from the grant date.

On March 16, 2012, 125,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  81,000 of such warrants were issued at an exercise price of $2.00 per share and the remaining 44,000 of such warrants were granted at an exercise price of $4.00 per share.  All of such warrants vest immediately and expire 3 years from the date of issuance.

Employees

As of March 27, 2012 we had a total of 48 full-time personnel and 3 part-time personnel. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Environmental Matters

We believe that we are in compliance with all current federal and state environmental laws and currently have no costs associated with compliance with environmental laws or regulations.

Dependence on Key Customers and Suppliers

Roomlinx is not dependent on any single customer or a few major customers for a material portion of its revenues however, as a result of having signed a Master Service and Equipment Purchase Agreement (“MSA”) on March 12, 2012 (see Note 14) with Hyatt Corporation, the Company anticipates this will change in the future.

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

Risks Relating to Our Business

We Have Only a Limited Operating History, Which Makes It Difficult to Evaluate an Investment in Our Common Stock.

We have only a limited operating history on which you can evaluate our business, financial condition and operating results. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

●	Maintain our engineering and support organizations, as well as our distribution channels;
●	Negotiate and maintain favorable rates with our vendors;
●	Retain and expand our customer base at profitable rates;
●	Recoup our expenses associated with the wireless devices we resell to subscribers;
●	Manage expanding operations, including our ability to expand our systems if our subscriber base grows substantially;
●	Attract and retain management and technical personnel;
●	Find adequate sources of financing; and
●	Anticipate and respond to market competition and changes in technologies as they develop and become available.

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

Substantial dependence on our contract with Hyatt; Liabilities to Hyatt

On March 12, 2012, we entered into a Master Services Agreement with Hyatt Corporation that we anticipate will result in the entry of Hotel Service Agreements with a number of Hyatt branded hotels.  These contracts, in the aggregate, are expected to be material to our business.  In the event that Hyatt Corporation or individual Hotels are dissatisfied with our service level or the revenues they receive from our system, they may not renew or seek to terminate our agreement.  Further, we have agreed to indemnify Hyatt and the hotels from our breaches of these agreements, third party intellectual property claims and various other matters.  In the event that of any material indemnification claim, we may not be able to satisfy such claim and, Hyatt and the hotels might terminate our agreements.  Any loss of these contracts, or the non-renewal thereof, would have a material and adverse effect on our business, financial condition and results of operations.

New technologies may make our products and services obsolete or unneeded

New and emerging technological advances, such as mobile computing devices that allow consumers to view movies and obtain information may adversely impact or eliminate the demand for our products and services.  The increasing availability of content on such devices, the improved video quality of the content on such devices and faster wireless delivery speeds may make hotel guests less likely to purchase our services. Our success can depend on new product development. The entertainment and communications industry is ever-changing as new technologies are introduced. Advances in technology, such as new video formats, downloading or alternative methods of product delivery and distribution channels, such as the Internet, or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. These changes could lower cost barriers for our competitors desiring to enter into, or expand their presence in, the television-based interactive services business. Increased competition may adversely affect our business including the scale, source and volatility of our revenue streams, cost structures and cash flow, and may require us to significantly change our operations.

Our business is generally impacted by conditions affecting the hospitality industry’s performance

Our results are generally connected to the performance of the hospitality industry, where occupancy rates may fluctuate resulting from various factors. Reduction in hotel occupancy and consumer buy rates resulting from business, economic or other events, such as generally weak economic conditions, significant international crises, acts of terrorism, war or public health issues, adversely impacts our business, financial condition and results of operations. The general economic conditions over the last several years have adversely affected the hotel industry and our business and any recovery may not be sustained. The overall travel industry and consumer buying pattern can be, has been in the past and/or currently is, adversely affected by weaker general economic climates, consumer sentiment, geopolitical instability and concerns about public health.

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

If we cannot manage our operations effectively, our business and operating results will suffer.  Moreover, even if we are successful in obtaining new customers for our products and services, we may encounter difficulty in, or be unable to, obtaining adequate resources, including financial and human, to roll-out our products and services to such customers.

Our business could be harmed if we are unable to protect our proprietary technology.

We rely primarily on a combination of trade secrets, copyright and trademark laws and confidentiality procedures to protect our technology. Despite these precautions, unauthorized third parties may infringe, copy, or reverse engineer portions of our technology. In the absence of significant patent protection, we may be vulnerable to competitors who attempt to copy our products, processes or technology, which could harm our business.

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

Our management and operational systems might be inadequate to handle our potential growth.

We may experience growth that could place a significant strain upon our management and operational systems and resources.  Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition.  Our ability to compete effectively and to manage future growth will require us to continue to improve our operational systems, organization and financial and management controls, reporting systems and procedures.  We may fail to make these improvements effectively.  Additionally, our efforts to make these improvements may divert the focus of our personnel.  We must integrate our key executives into a cohesive management team to expand our business.  If new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed.  To manage the growth we will need to increase our operational and financial systems, procedures and controls.  Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations.  We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

If our hotel customers become dissatisfied with our service, they may elect not to renew certain products or services with us or elect to terminate service agreements, which could have an adverse affect on our ability to maintain or grow our revenue.

In the event our customers become dissatisfied with the scope or capability of our products or services, or the level of revenue from our services, they may elect not to renew certain products or services upon expiration or terminate their existing agreements with us. The loss of these products or services or a loss of any significant number of hotel customers could have a detrimental effect on our operations and financial condition.

Our data systems could fail or their security could be compromised, and we will increasingly be handling personal data requiring our compliance with a variety of regulations.

Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. We have, to a limited extent, begun to serve as a conduit for personal information to third-party credit processors, service partners and others, and it is likely we will do so more regularly. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, FTC consumer protection regulations and Payment Card Industry (“PCI”) data security standards and, for the Healthcare division, the requirements of the Health Insurance Policy Portability Act (“HIPPA”) and regulations thereunder. While we believe we have taken the steps necessary to assure compliance with all applicable regulations and have made necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.

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

We Operate in a very Competitive Industry, Which May Negatively Impact Our Prices for Our Services or Cause Us to Lose Business Opportunities.

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

Covenants under our Credit Facility may restrict our future operations and adverse consequences could result in the event of non-compliance

Our current Credit Facility contains covenants which may restrict our ability to finance future operations or capital needs or to engage in other business activities. Future borrowing instruments, such as credit facilities and indentures, if any, are also likely to contain restrictive covenants and may require us to pledge assets as security under those future arrangements. The terms of our current Credit Facility, include many restrictive financial and other covenants. Events beyond our control, including changes in general economic and business conditions, as well as our financial performance, may adversely affect our business. Such changes in general economic and business conditions, or our financial performance, may affect our ability to meet those covenants and to otherwise remain in compliance with the requirements of our Credit Facility and other material agreements. A breach of any of these covenants would result in a default under the applicable debt instrument or agreement. In that event, the amounts under the applicable agreement could be declared immediately due and payable, or require us to amend the Credit Facility, resulting in significantly higher annual interest expense, and such a default may cause a default under some of our material agreements. As a result of these covenants and restrictions, we are limited in how to conduct our business and we may be unable to compete effectively, to meet our customer demands for installations or service or take advantage of new business opportunities.

 A Significant Amount of Our Common Stock is Held by a Few Stockholders

As of March 27, 2012, Matthew Hulsizer and Jennifer Just, directly and indirectly, together with certain of their affiliates, held 2,362,522 (or approximately 46%) of our outstanding shares of common stock and could, therefore, have a significant influence on us.

Many of our key functions are concentrated in a single location, and a natural disaster could seriously impact our ability to operate.

Our IT systems, production, inventory control systems, executive offices and finance/accounting functions, among others, are primarily centralized in our Broomfield, Colorado facility. A natural disaster, such as a tornado, could seriously disrupt our ability to continue or resume normal operations for some period of time. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We may experience business interruptions and could incur substantial losses beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

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

 Disclosure Controls and Procedures and Potential Inability to Make Required Public Filings

As of March 27, 2012, we have 48 full-time employees.  Given our limited personnel, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner. In fact, from December 27, 2005 until May 14, 2009, our Common Stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely make all our required public filings.  If we do not make all public filings in a timely manner, our shares of common stock may again be delisted from the OTC Bulletin Board and we could also be subject to regulatory action and/or lawsuits by stockholders.

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

Further issuances of equity securities may be dilutive to current stockholders.

It is likely that we will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock. Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, are significant and may increase in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We lease our principal offices, which are located at 2150 W 6th Avenue, Unit H, Broomfield, CO 80020, consisting of approximately 6,400 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation. As of the date hereof, we believe the resolution of any such litigation would not have a material adverse effect upon our financial condition, results of operation or cash flows.

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

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

SYMBOL	TIME PERIOD	LOW	HIGH
RMLX	January 1, - March 31, 2010	$1.30	$2.70
	April 1, - June 30, 2010	$2.50	$5.50
	July 1, - September 30, 2010	$2.00	$5.00
	October 1, - December 31, 2010	$2.75	$4.35
	January 1, - March 31, 2011	$0.70	$3.00
	April 1, - June 30, 2011	$1.75	$2.55
	July 1, - September 30, 2011	$2.07	$5.00
	October 1, - December 31, 2011	$2.55	$3.60
RMLXP	January 1, - March 31, 2010	$0.05	$0.05
	April 1, - June 30, 2010	$0.07	$0.15
	July 1, - September 30, 2010	$0.07	$0.07
	October 1, - December 31, 2010	$0.10	$0.10
	January 1, - March 31, 2011	$0.10	$0.10
	April 1, - June 30, 2011	$0.10	$0.11
	July 1, - September 30, 2011	$0.10	$0.25
	October 1, - December 31, 2011	$0.10	$0.10

The closing bid for our Common Stock on the OTC-Bulletin Board on March 27, 2012 was $3.00. Stockholders are urged to obtain current market quotations for our common stock. As of March 27, 2012, 5,118,877 shares of Common Stock were issued and outstanding which were held of record by 277 persons. As of March 27, 2012, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by 2 persons.

Dividends

The Company has not paid any cash dividends on its stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2011 accumulated but unpaid Class A Preferred Stock dividends aggregated $172,200. Payments must come from funds legally available for dividend payments.  It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Issuer Purchases of Equity Securities

During 2011, we did not repurchase any shares of our common or preferred stock.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index and (ii) the cumulative total return of all companies (the “Peer Group”) with the same four-digit standard industrial code (“SIC”) as the Company (SIC 4841 – Cable and Other Pay Television Services over the period and SIC 4899 – Communication Services, NEC) over the period from January 1, 2006 through December 31, 2011. The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends. The Company did not declare or pay any dividends on its common stock in 2011. The graph is not necessarily indicative of future price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Roomlinx, the NASDQ Composite Index, SIC Code Index and Peer Group

Footnotes:
$100 invested on 01/01/06 in stock or index, including reinvestment of dividends
Fiscal years ended December 31

Recent Sales of Unregistered Securities

During 2011, an aggregate of 620,000 warrants were granted pursuant to the clauses in securities purchase agreements.  The warrants were issued at exercise prices of $2.00, vested immediately, and expire 3 years from the grant dates.

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

GENERAL

Currently we offer the following services to our customers:

❖	Site-specific determination of needs and requirements;
❖	Design and installation of the wireless or wired network;
❖	Customized development, design and installation of a media and entertainment system;
❖	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content;
❖	Delivery of free-to-guest (“FTG”) television programming via satellite;
❖	Delivery of an interactive (“click and go”) programming guide;
❖	Full maintenance and support of the network and Interactive TV product;
❖	Technical support to assist guests, hotel staff, and residential and business customers, 24 hours a day, 7 days a week, 365 days a year;
❖	Delivery of an advertising and E-commerce platform through iTV.

Overview

Roomlinx, Inc., a Nevada corporation (“we,” “us” or the “Company”), provides four core products and services:

In-room media and entertainment

Roomlinx provides a suite of in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within our in-room media and entertainment offering include our proprietary Interactive TV platform (“iTV”) and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform. With Roomlinx iTV guests will have access to a robust feature set through the HDTV such as:

●	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more
●	International and U.S. television programming on demand
●	Click and Go TV program guide or Interactive Program Guide (“IPG”)
●	Web Games
●	MP3 player and thumb drive access
●	Ability to send directions from the iTV system to a mobile device

Hotel guests can also easily order room service, interact with hotel associates, make restaurant reservations, edit and print documents as well as gain direct access to local dining, shopping, nightlife, cultural events or attractions all through a dynamic user interface on the TV.  The Interactive TV platform integrates the TV and Internet experience.

The Company provides proprietary software, a media console, which may include a DVD player, and numerous input jacks for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

The Company also supplies video-on-demand services to the hospitality industry.  Roomlinx offers a full selection of video-on-demand services and technology; including first non-theatrical release Hollywood motion pictures, adult, and specialty content.

Hotel customers sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services
●	Delivery of content and advertising
●	Delivery of business and entertainment applications
●	E-commerce
●	The customization of its software
●	Software licensing
●	Delivery of pay-per-view content
●	Sale of video-on-demand systems

Free-To-Guest Television Programming (“FTG”).

Our hotel satellite television programming services provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  The Company installs and provides services that address the entertainment and information needs of hotel guests and resort guests. We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels.

The Company generates revenue through:

●	The design and installation of FTG systems
●	Delivery of television programming fees and/or commissions

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

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services

Customers typically pay a one-time fee for the installation of the network and then pay monthly maintenance fees for the upkeep and support of the network.

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital voice over internet protocol (“VoIP”)  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc. (formerly Qwest Communications), which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

Television service is typically provided via the Company’s agreements with DISH Network and DirecTV.  Most television service to customers is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Internet service is provided via both wired and wireless network design. The Company provisions and manages broadband access to the residential customers through both wholesale and resale methods.  Wholesale methods exist when the Company owns and controls the internet circuit and resale methods exist when the Company uses an affiliated third party to provide the internet circuit.

The Company generates revenue through:

●	Network design and installation services
●	Delivery of telephone service (billed monthly)
●	Delivery of Internet service (billed monthly)
●	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
●	Management fees for the management of affiliated communication systems

Highlights

The highlights and business developments for the year ended December 31, 2011 include the following:

❖	Total revenues and gross profit increased 38%.
❖	Hospitality revenues increased 24%
❖	Roomlinx installed their Interactive TV platform into its largest property to date – a 1,193 room Hyatt Regency hotel in New Orleans.
❖	Reached preliminary memorandum of understanding with ViaMedia Proprietary Limited to distribute iTV product within select nations throughout Africa and the Middle East.
❖	Successfully installed iTV in Canada
❖	Developed two additional product tiers of Interactive TV; a “Mid” tier product called SmartTV and a “Lite” tier. The two additional products allow Roomlinx to market to all brand levels of hotels.
❖	Rolled out version 3.0 of the Roomlinx Interactive TV platform. Which included the following new features:
■	Interactive Program Guide (“click and go” guide)
■	Room service ordering
■	Searchable VOD Electronic Program Guide

■	Reader Board Integration
■	Meeting and Conventions advertising platform
■	Dynamic guest billing
■	Guest Service integration
■	HSIA and iTV portal integration
■	Rollerball remote control

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room entertainment, programming, and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals and in the first quarter of 2012 we signed a master service agreement with Hyatt Corporation validating our technology and our market approach.  We anticipate our focus shifting to operations in order to execute on the Hyatt master service agreement.  We anticipate installing up to 60,000 Hyatt hotel rooms over the next twenty-four months.

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative, mobile sources like laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’ growth in 2011 can be attributed to sales of our Interactive TV product and inclusion of Canadian Communications for the full fiscal year.  We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

Although our current results demonstrate the initial success of our efforts, general economic conditions and market uncertainty may still negatively affect our financial results in future periods.  We anticipate that the rate of installations will become more predictable however may vary from quarter to quarter.  Consequently, if anticipated installations and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with hotel installations, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses may exceed our revenues in the near term.  We have incurred operating losses since our inception.

Our acquisition of Canadian Communications, LLC on October, 1 2010 is a further driver of sales growth and enhances the Company’s product and service offerings. We will continue to look for additional acquisitions that will enhance our market penetration within the hotel sector, increase profits, and offer product synergies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - systems installations and a variety of services related to high speed internet access, free-to-guest programming, video on demand, and iTV as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment, however, once the deliverables have been identified, the Relative Fair Value of each Element was determined under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASU Topic 650.

The effect of application of this standard may be to defer revenue recognition for installations across the service period of the contract and to re-allocate and/or defer revenue recognition across various service arrangements.

In order to promote the Interactive TV platform, Roomlinx has agreed to provide certain customers with direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable and unearned income.

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

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Our revenues for the years ended December 31, 2011 and 2010 were $6,223,925 and $4,495,196 respectively, an increase of $1,728,729 or 38.5% resulting from (i) an increase from Canadian Communications, LLC revenue streams of $1,479,271 resulting primarily from the inclusion of Canadian Communications, LLC operations for the full year ended December 31, 2011 versus 2010 where such operations were only included from and after the October 1, 2010 acquisition date (ii) an increase of $627,482 in recurring revenue streams from our in-room media and entertainment products, and (iii) a decrease in revenues of $378,024 attributable to fewer installs due to extended sales process associated with larger hotel groups.

Cost of goods sold for the years ended December 31, 2011 and 2010 were $4,757,072 and  $3,429,701 respectively, an increase of $1,327,371 or 38.7% resulting from (i) an increase of $1,151,492 of costs attributable to Canadian Communications, LLC operations being included for the full 2011 year versus 2010 where such operations were only included from and after the October 1, 2010 acquisition date.

Gross profit for the year ended December 31, 2011 was $1,466,853, an increase of $401,358 or 37.7% over the $1,065,495 gross profit for the year ended December 31, 2010.  This increase is attributable to changes in revenues and cost of goods sold discussed above.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of December 31, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: The US hospitality revenues for the years ended December 31, 2011 and 2010 were $3,909,726 and $3,710,427 respectively, an increase of $199,299 or 5.4%.  This increase is primarily due to the increase in our recurring revenue streams of our media and entertainment products.

The US hospitality cost of goods sold for the years ended December 31, 2011 and 2010 were $3,092,157 and $2,963,630 respectively, an increase of $128,527 or 4.3%.  This increase is primarily attributable to the increased media and entertainment sales mentioned above

The gross profit associated with our US Hospitality revenue streams were $817,569 and $746,797 for the years ended December 31, 2011 and 2010, respectively, an increase of $70,772 or 9.5% in 2011 over 2010.

Canada: The Canadian revenues for the years ended December 31, 2011 and 2010 were $1,170,319 and $413,165 respectively, an increase of $757,154 or 183%.  This increase is primarily attributable to increased media and entertainment sales and the Video-On-Demand revenue stream resulting from the inclusion of Canadian Communications, LLC results of operation for all of 2011 as opposed to 2010 where such operations were included for only three months..

The Canadian cost of goods sold for the years ended December 31, 2011 and 2010 were $935,442 and $312,209 respectively, an increase of $623,233 or 200%.  This increase is primarily attributable to the inclusion of Canadian Communications, LLC results of operation for all of 2011 as opposed to 2010 where such operations were included for only three months.

The gross profit associated with the Canadian hospitality revenue streams were $234,877 and $100,956 for the years ended December 31, 2011 and 2010 respectively, an increase of $133,921 or 133%. The gross profit, as a percent of sales, declined in 2011 due to an increase in personnel costs.

Other Foreign: The other foreign hospitality revenues for the years ended December 31, 2011 and 2010 were $201,563 and $141,297 respectively, an increase of $60,266 or 42.7%, primarily due to the Video-On-Demand revenue stream resulting from Canadian Communications, LLC being included for the full year ended December 31, 2011 as opposed to 2010 where such revenue streams were included only for the three months ended December 31, 2010.

The other foreign cost of goods sold for the years ended December 31, 2011 and 2010 were $91,921 and $35,701 respectively, an increase of $56,220 or 157%, primarily due to the foreign costs of goods sold from Canadian Communications, LLC being included for the full year ended December 31, 2011 as opposed to 2010 where such revenues streams were included only for the three months ended December 31, 2010.

The gross profit associated with other foreign hospitality revenue streams increased $4,046, or 3.8%, from $105,596 during the year ended December 31, 2010 to $109,642 during the year ended December 31, 2011. The gross profit, as a percent of sales, declined in 2011 due to an increase in personnel costs.

Residential

The residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.  The residential segment was acquired through the Canadian Communications, LLC acquisition on October 1, 2010.

For the years ended December 31, 2011 and December 31, 2010, residential revenues were $942,317 and $230,307 respectively, an increase of $712,010 cost of goods sold were $637,552 and $118,161 respectively, an increase of $519,391 and the gross profit was $304,765 and $112,146 respectively an increase of 192,619.  These increases are primarily attributable to the inclusion of Canadian Communications, LLC results of operations for all of 2011 as opposed to 2010 where such operations were only included for three months. The gross profit, as a percent of sales, declined in 2011 due to an increase in personnel costs to support new installations.

Operational Expenses

Total operating expenses for the years ended December 31, 2011 and 2010 were $4,166,713 and $2,907,450 respectively, an increase of $1,259,263 or 43.3%.  This increase was due primarily to (i) compensation and related costs resulting from the inclusion of Canadian Communications LLC for the full year 2011 verses only three months in 2010 and hiring in response to the expected ramp-up in demand for our products and services, (ii) increased stock compensation expense, and (iii) depreciation expense resulting from the Canadian Communications, LLC acquisition.   Incremental payroll and related costs attributable to increased personnel accounted for $581,480 or 46.2% of the 2011 increase while stock compensation accounted for an additional $197,266 or 15.7% in 2011 increase.  Non-cash incremental costs included $445,147 of depreciation expense primarily on property acquired in the purchase of Canadian Communications, LLC.

Operations expenses increased $200,046 to $925,293 in the year ended December 31, 2011 compared to the same period in 2010.  This increase is primarily due to increase of $238,002 in compensation and related costs, and a reduction of $36,798 in telecommunication costs resulting from the acquisition of Canadian Communications, LLC.

Product development expenses increased $311,895 to $725,993 in the year ended December 31, 2011 compared to same period in 2010.  This increase is primarily due to compensation and related costs plus contractual services in the amount of $238,002 and product development costs of $37,812.  Product development costs are expected to continue to increase with expanded developmental efforts being led to enhance media and entertainment product offerings in order to accommodate growing customer demands.

Sales and marketing expenses decreased $183,426 to $419,174 in the year ended December 31, 2011 compared to same period in 2010.  This decrease is primarily due to a decrease in compensation and related costs of $150,797 and a decrease of $20,850 in promotional expenses as our marketing strategy evolved to focus resources and pursue a few large hotel groups culminating in the execution of a Master Services Agreement in 2012 with Hyatt Corporation.

General and administrative expense increased $479,601 in the year ended December 31, 2011 compared to the same period in 2010.  This increase is primarily due to (i) an increase in compensation expense and related costs in the amount of $244,740 attributable to an increase in personnel and contractual services to support and position the Company for future growth and (ii) an increase in stock compensation expense in the amount of $197,266.

Depreciation expense for the years ended December 31, 2011 and 2010 was $695,817 and $250,670, respectively, an increase of $445,147 or 177% in 2011 associated with assets acquired through Canadian Communications, LLC on October 1, 2010.

Our operating loss increased to $2,699,860 for the year ended December 31, 2011 compared to $1,841,955 during the year ended December 31, 2010; an increase of $857,905. This 46.6% increase is primarily attributable to the increase in our operating expenses.

Non-Operating

For the years ended December 31, 2011 and 2010, the Company’s non-operating income was $399,130 and $673,336 respectively.   The net decrease of $274,206 is primarily due to (i) an increase in interest income to $254,155 in 2011 from $102,229 in 2010, offset by (ii) a net decrease in non-cash income totaling $412,117 consisting of the recognition of gain on the forgiveness of debt of $144,810 in 2011 vs. the 2010 recognition of gain totaling $556,927 on the acquisition of Canadian Communications, LLC. The interest income pertains to the equipment leases to our customers.

Non-operating expenses for the years ended December 31, 2011 and 2010 were $353,665 and $100,385   respectively, an increase of $253,280 due primarily to an increase of $102,045 in interest expense incurred on our line of credit and an increase of $141,503 attributable to debt discount expense for the warrants issued in association to the draws on our line of credit.  Our foreign currency loss increased to $13,593 for the year ended December 31, 2011 as compared to $3,861 for the year ended December 31, 2010.  This increase is primarily due to the Canadian Communications, LLC acquisition of October 1, 2010 and its fluctuations in foreign currency valuations against the US dollar producing a full year of transaction losses in 2011 vs. three months in 2010.

For the years ended December 31, 2011 and 2010, the Company experienced net losses of $2,654,395 and $1,268,898 respectively, an increase of $1,385,391.  The increase in net loss is primarily due to the Company’s commitment to developing the necessary infrastructure to sustain the rapid growth required by and to service large hotel groups.  More specifically, the Company has increased its staffing levels as well as hired several senior management level personnel.  This resulted in an increase in total personnel costs of $778,745 consisting of $581,479 of payroll and related costs plus stock compensation expenses of $197,266  The remainder of the increase in loss is attributable to the net effect of non-cash income and expense including the 2011 recognition of gain on the forgiveness of debt, the 2011 increase in depreciation expense associated with assets acquired through Canadian Communications, LLC on October 1, 2010, and the 2010 recognition of gain totaling on the acquisition of Canadian Communications, LLC.

Related Party Transactions
The Company maintains a Revolving Credit, Security and Warrant Purchase Agreement and Addendums I, II, and III (collectively the “Credit Agreement” with Cenfin LLC (see Note 7) an entity principally owned by majority shareholders in Roomlinx.  Under and subject to the terms of the Credit Agreement the Company may draw up to a maximum of $25,000,000.  Revolving Credit Notes are executed to evidence each advance and the Company concomitantly issues warrants to purchase shares of Roomlinx stock equal to 50% of the principal amount funded at $2.00 per share on the first $5,000,000 of draws and at the average listed stock price on the date of the transaction thereafter.  Each Warrant will be exercisable for a three year period.  Interest accrues monthly at the fed rate plus 5% and is paid quarterly.

Effective July 25, 2011, Roomlinx executed a consulting arrangement for marketing services with TRG, Inc., an entity owned by the CEO and Chairman of Roomlinx.  As of December 31, 2011, Roomlinx had paid TRG $14,535 for services performed in accordance with said arrangement, which the Company believes is on arm’s length commercially reasonable terms.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2011 the Company had $361,228 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is deemed sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2012.  Working capital at December 31, 2011 was $1,303,989.

Operating Activities

Net cash used by operating activities was $970,731 and $1,614,450 for the years ended December 31, 2011 and 2010, respectively.  The increase in cash of $643,719 was attributable to an increase in non-cash adjustments of $1,247,193 and an increase in working capital of $812,366 funding the increase in loss from operations in the amount of $1,385,391.  Fluctuations in working capital (current assets less current liabilities) are primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue.  Significant recurring non-cash adjustments include stock based compensation and warrant charges, depreciation expense and the amortization of the debt discount totaling $784,013, in addition to one-time non-cash adjustments for the forgiveness of studio debt in 2011 and a gain on the acquisition of Canadian Communications, LLC in 2010.

Investing Activities

Net cash used by investing activities was $1,498,051 and $2,405,221 for the years ended December 31, 2011 and 2010.  The increase in cash of $907,169 was primarily attributable to (i) an increase in 2011 cash receipts against leases receivable totaling $536,396, (ii) a reduction of $191,692 in capital expenditures and (iii) a savings of $461,639 resulting from no acquisition activity in 2011 vs. 2010.  These increases in cash were offset by an increase of $282,558 attributable to providing customers with equipment installation lease financing.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2011 and 2010 was $2,528,057 and $3,677,959 respectively.  The decrease in cash $1,149,804 is primarily attributable to Company financing operations with advances against its line of credit and the sales of securities totaling $2,605,000 in 2011 vs. $3,705,000 in 2010.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 Years
Operating Lease Obligation	$24,260	$24,260	$-	$-
Capital Lease Obligation	5,479	5,479	-	-
Notes Payable	59,286	57,703	1,582	-
Line of Credit (1)	4,176,000	-	464,000	3,712,000
Total	$4,265,025	$87,442	$465,582	$3,712,000

(1)	The Line of Credit, as shown on the Balance Sheet at December 31, 2011 is shown net of the debt discount of $1,150,777 or $3,025,223.

FORWARD-LOOKING STATEMENTS

This report contains or incorporates forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Statements regarding future events, developments, the Company’s future performance, as well as management’s expectations, beliefs, intentions, plans, estimates or projections relating to the future are forward-looking statements within the meaning of these laws. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	the Company’s successful implementation of new products and services (either generally or with specific key customers);
•	the Company’s ability to satisfy the contractual terms of key customer contracts;
•	the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;
•
demand for the new products and services, the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

•	unexpected changes in technologies and technological advances and ability to commercialize and manufacture products;
•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
•	the Company’s ability to successfully compete against competitors offering similar products and services;
•	the ability to obtain adequate financing in the future;
•	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
•	general economic and business conditions;
•	errors or similar problems in our products, including product liabilities;
•	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
•	our ability to attract and retain qualified personnel;
•	maintaining our intellectual property rights and litigation involving intellectual property rights;
•	legislative, regulatory and economic developments;
•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
•	breach of our security by third parties; and
•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates and risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $13,593 for the year ended December 31, 2011 compared to a loss of $3,861 for the year ended December 31, 2010. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar directly effect on our reported consolidated results.  We do not hedge against the possible impact of this risk.  A ten percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations or financial position.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheets of Roomlinx, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roomlinx, Inc., as of December 31, 2011 and 2010, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 30, 2012

3600 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS
December 31,

	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$361,228	$314,368
Accounts receivable, net	889,657	853,000
Leases receivable, current portion	994,728	617,741
Prepaid and other current assets	192,221	135,422
Inventory	1,244,072	892,501
Total current assets	3,681,906	2,813,032

Property and equipment, net	2,145,831	2,665,565
Leases receivable, non-current	2,697,696	1,751,308
Total assets	$8,525,433	$7,229,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,072,307	$956,408
Accrued interest	22,417	9,927
Capital lease, current portion	5,479	10,361
Notes payable, current portion	57,703	66,581
Unearned Income	608,439	435,781
Deferred revenue	611,572	136,530
Total current liabilities	2,377,917	1,615,588

Capital lease, non-current	-	5,479
Notes payable, non-current	1,582	59,286
Line of credit, net of discount	3,025,223	1,195,938

Total liabilities	5,404,722	2,876,291

Stockholders’ equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized: Class A - 720,000 shares authorized, issued and outstanding	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 5,118,877 and 4,958,913 shares issued and outstanding, respectively	5,119	4,959
Additional paid-in capital	33,102,512	31,672,378
Accumulated (deficit)	(30,185,925)	(27,533,736)
Accumulated other comprehensive income	(8,802)	-
	3,056,904	4,287,601
Non-controlling interest	63,807	66,013
Total stockholders’ equity	3,120,711	4,353,614
Total liabilities and stockholders’ equity	$8,525,433	$7,229,905

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2011 and 2010

	2011	2010

Revenues:
Hospitality	$5,281,608	$4,264,889
Residential	942,317	230,307
Total	6,223,925	4,495,196

Cost of goods sold
Hospitality	4,119,520	3,297,252
Residential	637,552	132,449
Total	4,757,072	3,429,701
Gross profit	1,466,853	1,065,495

Operating expenses:
Operations	925,293	724,887
Product development	725,993	414,098
General and administrative	1,819,610	1,517,795
Depreciation	695,817	250,670
	4,166,713	2,907,450
Operating (loss)	(2,699,860)	(1,841,955)

Non-operating income (expense):
Interest (expense)	(164,727)	(62,682)
Financing (expense)	(175,345)	(33,842)
Foreign currency gain (loss)	(13,593)	(3,861)
Interest income	254,155	102,229
Forgiveness of Debt	144,810	-
Gain on acquisition of Canadian Communications, LLC	-	556,927
Other income (expense)	165	14,180
	45,465	572,951

(Loss) before non-controlling interest and income taxes	(2,654,395)	(1,269,004)

Non-controlling interest	2,206	106
Provision for income taxes	-	-

Net (loss)	(2,652,189)	(1,268,898)

Other comprehensive income:
Currency translation (loss)	(2,017)	-

Net comprehensive (loss)	$(2,654,206)	$(1,268,898)

Net (loss) per common share:
Basic and diluted	$(0.52)	$(0.29)

Weighted average shares outstanding:
Basic and diluted	5,072,157	4,347,265

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMETS OF CASH FLOWS
for the years ended December 31, 2011 and 2010

	2011	2010

Net (loss)	$2,652,189	$1,268,898

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	695,817	250,670
Debt Discount	175,345	33,842
Common stock, warrants, and options issued as compensation	479,234	281,871
Gain on acquisiton of Canadian Communications, LLC	-	(556,927)
Forgiveness of debt	(144,810)	-
Provision for uncollectable accounts	43,813	30,972
Change in operating assets and liabilities:
Accounts receivable	(80,470)	(147,564)
Prepaid and other current assets	(56,799)	(33,238)
Inventory	(351,571)	(250,363)
Accounts payable and accrued expenses	260,709	44,367
Accrued interest	12,490	6,490
Unearned Income	172,658	70,604
Deferred revenue	475,042	(76,276)
Total Adjustments	1,681,458	(345,552)

Net cash (used in) operating activities:	(970,731)	(1,614,450)

Cash Flows from investing activities:
Leases receivable	(2,046,356)	(1,763,799)
Payments received on leases receivable	722,982	186,586
Net cash paid on acquisiton of Canadian Communications, LLC	-	(461,639)
Purchase of property and equipment	(174,677)	(366,369)

Net cash (used in) investing activities:	(1,498,051)	(2,405,221)

Cash flows from financing activities:
Proceeds from the sale of common stock and exercise of warrants	125,000	2,473,000
Proceeds from the line of credit	2,480,000	1,232,000
Payments on capital leases	(10,361)	(9,615)
Payments on notes payable	(66,582)	(17,426)

Net cash provided by financing activities	2,528,057	3,677,959

Effects of foreign currency translation	(12,415)	-

Net increase (decrease) in cash and equivalents	46,860	(341,712)

Cash and equivalents at the beginning of year	314,368	656,080

Cash and equivalents at the end of year	361,228	314,368

Supplemental Cash Flow Information:
Cash paid for interest	$152,237	$56,192
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in the acquisition of Canadian Communications, LLC	$-	$1,215,000
Debt discount on line of credit advances	$826,060	$-

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011 and 2010
								Accumulated
	Preferred Stock A		Common Stock		Additional			Other	Total
	Number of		Number of		Paid - in	Non-Contolling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	(Deficit)	Income	Equity (Deficit)
Balances, January 1, 2010	720,000	$144,000	3,871,903	$3,872	$27,169,689	$-	$(26,264,838)	$-	$1,052,723

Adjustment for rounding in reverse stock split	-	-	157	-	-	-	-	-	-
Shares issued for interest at $2.00 per share	-	-	361,500	361	722,639	-	-	-	723,000
Shares issued for interest at $4.00 per share	-	-	437,500	438	1,749,563	-	-	-	1,750,000
Shares issued for acquisition of Canadian Communications, LLC	-	-	270,000	270	1,214,730	-	-	-	1,215,000
Minority interest	-	-	-	-	-	66,119	-	-	66,119
Cashless warrant exercises	-	-	17,853	18	(18)	-	-	-	-
Warrants issued at $2.00 per share	-	-	-	-	533,904	-	-	-	533,904
Warrants issued at $4.50 per share	-	-	-	-	106,671	-	-	-	106,671
Share-based compensation	-	-	-	-	175,200	-	-	-	175,200
Net loss	-	-	-	-	-	(106)	(1,268,898)	-	(1,269,004)
Balances, December 31, 2010	720,000	144,000	4,958,913	4,959	31,672,378	66,013	(27,533,736)	-	4,353,613

Exercise of Warrants at $2.00 per share	-	-	62,500	63	124,937	-	-	-	125,000
Shares Issued for compensation at $2.00 per share	-	-	30,000	30	59,970	-	-	-	60,000
Shares issued for compensation at $1.80 per share	-	-	62,010	62	111,552	-	-	-	111,614
Shares issued for compensation at $2.75 per share	-	-	5,454	5	14,995	-	-	-	15,000
Warrants issued at $2.00 per share	-	-	-	-	826,060	-	-	-	826,060
Accumulated Other Comprehensive Income	-	-	-	-	-	-	-	(8,802)	(8,802)
Share-based compensation - amortization of deferred compensation	-	-	-	-	292,620	-	-	-	292,620
Net loss	-	-	-	-	-	(2,206)	(2,652,189)	-	(2,654,395)
Balances, December 31, 2011	720,000	$144,000	5,118,877	$5,119	$33,102,512	$63,807	$(30,185,925)	$(8,802)	$3,120,711

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

2.    Overview and Summary of Significant Accounting Policies

Non-Controlling Interest:  The Company has adopted standards that govern the accounting for, and reporting of, non-controlling interests in partially-owned consolidated subsidiaries.  Specifically, the guidance requires that:  (a) non-controlling (previously referred to as minority) interest be reported as a component of members’ equity; (b) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations; (c) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) any retained non-controlling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners.

We allocate earnings and losses of the subsidiary to the non-controlling interest based on its ownership percentage.  Loss attributable to the non-controlling interest was $2,206 in 2011 and $106 in 2010.  Equity attributable to the non-controlling interest of $63,807 and $66,013 is included as a separate component of equity as of December 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  Our review of the outstanding balances as of December 31, 2011 and 2010 indicated that a valuation allowance was required.  The balance of the allowance for doubtful accounts was $72,000 and $66,349 at December 31, 2011 and 2010, respectively.

Leases Receivable:    In order to promote the Interactive TV platform, Roomlinx has agreed to provide certain customers with direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.

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

At December 31, inventory was comprised of the following:

	2011	2010
Raw materials	$581,991	$538,624
Work in process	662,081	353,877
	$1,244,072	$892,501

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

Multiple Deliverable Revenue Recognition

Effective January 1, 2011 the Company adopted ASU Topic 650, Multiple Deliverable Revenue Recognition for all contracts on a prospective basis.  Below is a summary of the execution of such application as it relates to installation and service arrangements the Company has with its customers.

The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - systems installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment.  The elements which have been determined to exist in some or all of the Roomlinx contracts and business arrangements are as follows:

●	Pre-Installation Site Survey fee
●	Equipment Sold to Customer
●	Equipment Sold and Financed to Customer
●	Equipment Leased to Customer
●	Equipment Owned by Roomlinx and Services Provided
●	Installation
●	Systems Post-Installation Maintenance and Support Services
●	Non-Functional Roomlinx Interface-Related Changes per Month
●	Certain Levels of Training
●	FTG Content and Support
●	HSIA Support
●	iTV Content and Support
●	VOD – PPV Services
●	Residential TV, Internet and Phone Equipment and Monthly Service and Support

It should be noted that in the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, the Relative Fair Value of each Element was determined under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASU Topic 605 as follows:

●
VSOE – Vendor specific objective evidence is still the most preferred criteria with which to establish fair value of a deliverable. VSOE is the price of a deliverable when a company sells it on an open market separately from a bundled transaction.

●
TPE – Third party evidence is the second most preferred criteria with which to establish fair value of a deliverable. The measure for the pricing of this criterion is the price that a competitor or other third party sells a similar deliverable in a similar transaction or situation.

●
RSP – Relative selling price is the price that management would use for a deliverable if the item were sold separately on a regular basis which is consistent with company selling practices. The clear distinction between RSP and VSOE is that under VSOE, management must sell or intend to sell the deliverable separately from the bundle, or has sold the deliverable separately from the bundle already. With RSP, a company may have no plan to sell the deliverable on a stand-alone basis.

The effect of application of this standard may be to defer revenue recognition for installations across the service period of the contract and to re-allocate and/or defer revenue recognition across various service arrangements.

Installation and Service Revenues

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

HSIA maintenance and usage revenue primarily consists of monitoring and support services (monthly maintenance fees related to the upkeep of the network), is recognized on a monthly basis as services are provided.  Invoicing is provided to the customer in advance of the agreed upon billing cycle.  The majority of billing cycles is quarterly with the remainder being monthly.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

Interactive TV (iTV) sales and installation revenue primarily consists of iTV equipment purchases and installation of that equipment. Revenue on the equipment and installations is recognized when the installation is complete and the customer has accepted such installation.  Under the terms of a typical contract, a deposit of 50% of the installation charge is due at the time the contract is executed, with the balance due upon completion and acceptance of such installation, unless the Company has agreed to provide the customer with lease financing arrangements subject to the customer having prior to contract execution, demonstrated its credit worthiness to the satisfaction of the Company.  Under the terms and conditions of the lease arrangements, these leases have been classified and recorded as Sale-Type Leases and accordingly, revenue is recognized upon completion and customer acceptance of the installation.

iTV monthly support and content revenue, primarily consists of monitoring and support services (monthly maintenance fees related to the upkeep of the network) and the content provided to the iTV systems, is recognized on a monthly basis as services are provided.  Customer invoicing is done in arrears on a monthly basis unless the customer has made special arrangements to modify the billing cycle.

Free to Guest (FTG) installation revenue consists of the equipment sale and installation of head-end and in-room equipment.  Properties are billed at the point of contract execution and the revenues are recognized when the installation is complete.

FTG monthly support and content mostly consists of programming provided by DirecTV or DISH Networks.  Customers are billed monthly for the service and the revenues are recognized in the month the services are provided.

Deferred revenue is comprised of advanced billings for service and usage and customer deposits for installations.

Hospitality video on demand (VOD) equipment sales and installation consists of equipment purchases and the installation of equipment with the corresponding sales revenue being recognized upon the completion and customer acceptance of the upgrade or installation resulting in a receivable for such amount.  In some cases, customers agree to pay for a new installation or upgrade by applying 50% of the monthly VOD guest room revenue against the receivable.  Accordingly, upon the receipt of payment against the customer’s monthly invoice, 50% of such payment is allocated to recurring VOD revenue and 50% is allocated to the receivable until such time as the receivable has been paid in full.  Thereafter, 100% of the monthly invoice is recorded as recurring VOD revenue.

Hospitality VOD monthly service and support consists of support fees, license fees, minimum guarantees, and movies sales. Monthly sales are invoiced in arrears monthly unless the customer has made special arrangements to modify the billing cycle.

Residential equipment sales and installation consists of equipment purchases and the installation of that equipment.  Customers are billed and revenue is recognized at the time of sale. Equipment sales are billed to the customer on their monthly invoice, and recognized as revenue at the same time.  Installation charges and maintenance service fees are recognized at the time of installation/service, or added to the monthly invoice of existing customers and recognized at that time.

Residential monthly service and support consists of voice, internet, and television services, DirecTV residuals and installation commissions, DISH Network commissions, and management fees.  Monthly service (voice, internet, and television) are billed in advance to the customer on the 1st of each month.  If the customer cancels during the month, no refund is given.  Revenue is recognized on the 1st of each month.

DirecTV Residuals and PPC’s (“prepaid commissions”) are recognized on the last day of each month.  DirecTV pays us residuals equal to 17% of monthly customer service charges and $150 for each new customer sign up.  These amounts are computed and recorded monthly while payment from DirecTV is received 60 to 90 days after the corresponding month for residuals, and 30 to 45 days after the corresponding week for PPC’s.

DISH Network commissions are recognized when payment is received from DISH Network.  DISH pays the commission once a month, 15 days after the end of the corresponding month.

Advertising Costs:    Advertising costs are expensed as incurred.  During 2011 and 2010, advertising costs were $54,532 and $78,630, respectively.

Income Taxes:    The Company accounts for income taxes under the liability method in accordance with ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in future years.  Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

The Company uses a two-step process to evaluate a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company reports tax-related interest and penalties as a component of income tax expense.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011, is not material to its results of operations, financial condition, or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2005 and later tax returns are still subject to examination.

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

Accounts Receivable:  At December 31, 2011, one customer represented 35% of the accounts receivable balance compared to one customer representing 63% of the accounts receivable balance at December 31, 2010.

Revenue:  During 2011 five customers contributed 69% of Roomlinx’s US hospitality revenue compared to one customer contributing 42% of Roomlinx’s US hospitality revenue in 2010.  Additionally, one customer contributed 45% to Roomlinx’s Canadian hospitality revenue in 2011 vs. 66% in 2010.

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

ASU No. 2009-13 was issued in September 2009, and provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This ASU was adopted as of January 1, 2011 and did not have a material impact on the Company’s results of operations or cash flows; however, depending on the sale and delivery of future systems and services, this ASU could have an effect on the timing of revenue recognition and on the consolidated results of operations or cash flows in future periods.

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

In  December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-28,  Intangibles-Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts , (“ASU 2010-28”). ASU 2010-28 modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This new standard was effective for the Company beginning June 1, 2011. The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210) was issued to provide new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about financial instruments eligible for offset on the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The provisions of the new disclosure requirements are effective as of the beginning of our 2014 fiscal year. The adoption of ASU 2011-11 is not expected to impact the presentation of the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which is now codified under ASU Topic 220, “Comprehensive Income.”  The amendments in this ASU will allow the FASB time to re-deliberate the presentation of reclassification adjustments contained in ASU No. 2011-05, “Presentation of Comprehensive Income,” issued in June 2011.  While the FASB is reconsidering the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income, the new guidance will supersede and defer only those related paragraphs in ASU No. 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements which were in effect before ASU No. 2011-05.  All other requirements of ASU No. 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single, continuous statement of comprehensive income or two separate, but consecutive statements.  This guidance is effective at the same time as the amendments contained in ASU No. 2011-05, so entities will not be required to comply with the requirements it is deferring.  For public companies, this is for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

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

3.     Acquisition of Canadian Communications, LLC.

On October 1, 2010, the Company acquired 100% of the membership interests of Canadian Communications, LLC, a Colorado limited liability company for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, par value $0.001 per share, of which 79,000 were held back as security for the sellers’ indemnification obligations.  The stock was valued at $2.70 per share, or $1,215,000.  Roomlinx, Canadian, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement dated as of October 1, 2010 providing for the above described transaction.  In November 2011, the Holdback Shares were released in conjunction with a separation agreement between Ed Garneau and Roomlinx dated September 9, 2011.

The Purchase Agreement contained customary representations, warranties and covenants. Except for certain limited matters (including tax matters), the indemnification obligation of the former members of Canadian Communications, LLC for breaches of their representations and warranties will be subject to a $10,000 aggregate deductible and an aggregate cap of the Holdback Shares. Representations and warranties will generally survive for two years after closing, subject to a longer survival period for certain limited matters (including tax matters).  In November 2011, the Holdback Shares were released in conjunction with a separation agreement between Ed Garneau and Roomlinx dated September 9, 2011.

The acquisition of Canadian Communications, LLC involved the acquisition of five entities.  Canadian Communications, LLC owned Cardinal Connect, LLC and Cardinal Broadband, LLC directly and they owned Cardinal Hospitality, Ltd indirectly through Cardinal Connect, LLC.  A 50% joint venture interest in Arista Communications, LLC was also owned indirectly through Cardinal Broadband, LLC.

Following the acquisition, the separate entities of Canadian Communication, LLC, Cardinal Connect, LLC, and Cardinal Broadband, LLC were consolidated into Roomlinx.  Canadian Communications, LLC and Cardinal Connect, LLC now operate as Roomlinx, Inc. and Cardinal Broadband, LLC operates as a division of Roomlinx.  The Company maintains the separate entity of Cardinal Hospitality, Ltd as a subsidiary of Roomlinx, Inc. and Arista Communications, LLC, remains a 50% joint venture interest.

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

4.      Lease Receivables

As of December 31, 2011, the Company had $3,692,424 in lease receivables, compared to $2,369,049 at December 31, 2010.  During the year ended December 31, 2011 the Company added $2,046,356 in lease receivables and received payments of $722,982, compared to $1,763,799 added and $186,586 in payments received during the same period in 2010.

Future minimum receipts on lease receivables are as follows:
Total
Less than 1 Year	$994,728
1 to 3 Years	2,437,601
3 to 5 Years	260,095

$3,692,424

During the year ended December 31, 2011, the Company entered into lease receivables for an aggregate amount of $2,046,356.  The terms range from 24 to 60 months, the interest rates range between 9% and 12% increasing monthly lease payments by $35,009 to $82,894.

5.      Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010
Leasehold improvements	$14,738	$14,738
Hospitality property equipment	3,011,871	2,918,759
Residential property equipment	351,727	299,434
Computers and office equipment	469,607	453,782
Software	61,969	61,969
Sub-totals	3,909,912	3,748,682
Accumulated depreciation	(1,764,081)	(1,083,117)
Totals	$2,145,831	$2,665,565

Depreciation expense for the years ended December 31, 2011 and 2010 was $695,817 and $250,670, respectively.

6.     Notes Payable

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Compass Bank with a balance of $19,650.  The note bore interest at the prime rate plus 2%, required monthly payments of approximately $3,000, and with maturity at June 5, 2012.  The balance of this note at December 31, 2010 was $10,876.  This note was repaid in its entirety in 2011.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to CDF Funding, LLC with a balance of $110,019.  The note bears interest at 12%, requires monthly payments of $4,996, and is due November 1, 2012.  The balance at December 31, 2011 and 2010 was $51,790 and $102,195, respectively.

As part of the acquisition of Canadian Communications on October 1, 2010, the Company assumed a note payable to Falcon Networks with a balance of $13,624.  The note bears interest at 11%, requires monthly payments of $537, and is due March 1, 2013.  At December 31, 2011 and 2010 the balance was $7,496 and $12,796 respectively.

Future minimum payments against notes payable for the years ended December 31, 2012 and 2013 are $57,703 and $1,582, respectively.

7.     Line of Credit

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

On July 30, 2010, with effect as of July 15, 2010, the Company and Cenfin LLC entered into a Second Amendment to the Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment changed (1) the interest rate under the Credit Agreement to the Federal Funds Rate plus 5% and (2) the strike price of warrants issued in connection with any draws of the line of credit after the first $5,000,000 of borrowings after July 15, 2010 from $2.00 per share to the fair market value of the Company’s common stock on the date of such draw.  The interest rate payable on amounts drawn under this Agreement will be set on July 15 of each year, but will be adjusted in the event the Federal Funds Rate increases by more than 1% in any six month period, but such an adjustment may only occur once per year.

On December 19, 2011 the Company and Cenfin LLC entered into a Third Amendment to the Revolving Credit, Security and Warrant Purchase Agreement (the “Amendment”).  The Amendment extended the Revolving Credit Period under the Original Agreement, dated July 28, 2010, from June 5, 2014 to June 5, 2017.

As of December 31, 2011, the Company had drawn $4,176,000 against the line of credit vs. $1,696,000 as of December 31, 2010, the difference reflecting total borrowings of $2,480,000 with no re-payments in 2011.  At December 31, 2011 and 2010, the balance on the line of credit is reduced by a discount in the amount of $1,150,777 and $500,062 respectively (see Note 10).  The line of credit is collateralized by substantially all of the assets of the Company and is subject to certain financial and non-financial covenants; the Company was in compliance with all covenants as of December 31, 2011.

Future minimum payments against the line of credit for the years ended December 31 are $464,000 in 2014, $1,232,000 in 2015 and $2,480,000 in 2016.

8.     Commitments and Contingencies

Operating Leases:    The Company leases it office facility under operating lease agreements having expiration dates through 2014.  Under the terms of these agreements, the Company exercised its option to give a six month notice on November 30, 2010 of its intent to vacate the premises and terminate its leases as of May 31, 2012.  Future minimum lease payments for the year ending December 31, 2012 is $24,260.

As of December 31, 2011 the Company is currently pursuing new office space.

Capital Lease Obligations:    In June 2009, Roomlinx entered into a capital lease agreement with Key Equipment Finance for software.  The lease expires in 2012 when there is a $1 buyout option.  Remaining lease payments at December 31, 2011 is $5,593 of which $5,479 and $114 is principal and interest, respectively.

9.     Income Taxes

At December 31, 2011, the Company has tax loss carry forwards approximating $6,125,000 that expire at various dates through 2031. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011, are presented below:

2011
Deferred tax asset	$3,075,000
Less valuation allowance	(3,075,000)
Net deferred tax asset	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $1,085,000 during 2011.

A reconciliation of the tax provision for 2011 and 2010 at statutory rates is comprised of the following components:

	2011	2010
Tax at statutory rate of 34%	$(592,000)	$(431,400)
Increase/(decrease) due to:
Effect of permanent differences	(61,500)	177,800
Non-deductible stock-based compensation	222,500	95,800
Other, net	25,000	-
Valuation allowance	406,000	157,800
Tax provision	$-	$-

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2005 and later tax returns are still subject to examination.

10.     Stockholders’ Equity

All common shares and share prices reflected in the financial statements and in the discussions below reflect the effect of the 1-for-100 reverse stock split approved on May 28, 2010 and affected on July 29, 2010.

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2011 and December 31, 2010, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accrued and unpaid as of December 31, 2011, were $172,200; these dividends have not been declared by the board of directors so they are not included in accrued expenses.

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

As of December 31, 2011 the Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of December 31, 2011, there were 5,118,877 shares of common stock issued and outstanding.

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

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC for aggregate consideration of $500,000 in cash and the issuance of 270,000 shares of Roomlinx’s common stock, valued at $2.70 per share or $1,215,000, of which 79,000 are being held back as security for the sellers’ indemnification obligations.  Roomlinx, Canadian Communications, LLC, Peyton Communications, LLC, Garneau Alliance LLC, Peyton Holdings Corporation and Ed Garneau entered into a Unit Purchase Agreement providing for the above described transaction.  In November 2011, the Holdback Shares were released in conjunction with a separation agreement between Ed Garneau and Roomlinx dated September 9, 2011.

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

Warrants:

During 2010, an aggregate of 391,125 warrants were exercised pursuant to the clauses in securities purchase agreements.  The warrants were exercised at strike prices up to $2.00 resulting in cash receipts of $723,000 and the distribution of an aggregate of 387,400 shares of common stock.

During 2010, an aggregate of 340,800 warrants were granted pursuant to the clauses in securities purchase agreements.  The warrants were issued at various exercise prices between $2.00 and $4.50, vested immediately, and expires at various times between 3 and 5 years from the grant dates.

The Company had the following weighted average assumptions for the warrants granted during 2010:

Grant Date	Number of Warrants	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Weighted Average Fair Value per Warrant	Weighted Average Fair Value	Recorded Debt Discount
08/02/10	170,500	3	118%	0.85%	$3.17	$540,616	$301,567
09/30/10	75,000	3	129%	0.64%	$3.29	281,265	145,165
11/18/10	32,800	5	137%	1.51%	$3.25	106,672	-
12/20/10	62,500	3	129%	1.01%	$2.14	133,841	87,172
	340,800					$1,062,394	$533,904

On March 3, 2011, 62,500 warrants were exercised at $2.00 per share, for an aggregate of $125,000, in accordance with the Credit Agreement entered into on June 5, 2009.

During 2011, an aggregate of 620,000 warrants were granted pursuant to the clauses in securities purchase agreements.  The warrants were issued at exercise prices of $2.00, vested immediately, and expire 3 years from the grant dates.

The Company had the following weighted average assumptions for the warrants granted during 2011:

Grant Date	Number of Warrants	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Weighted Average Fair Value per Warrant	Weighted Average Fair Value	Recorded Debt Discount
03/03/11	65,000	3	125%	1.18%	$2.11	$137,291	$89,848
04/22/11	50,000	3	124%	1.13%	$1.71	85,254	59,774
06/13/11	62,500	3	123%	0.72%	$1.26	78,694	59,854
07/28/11	30,000	3	122%	0.68%	$1.75	52,464	36,504
08/09/11	150,000	3	122%	0.33%	$1.86	278,863	190,380
09/13/11	112,500	3	123%	0.35%	$2.08	234,242	154,052
10/31/11	150,000	3	123%	0.41%	$2.59	388,056	235,648
	620,000					$1,255,846	$826,060

On December 31, 2011, the Company had the following outstanding warrants:

Grant Date	Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price Times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
10/31/11	$2.00	150,000	2.84	$300,000		$135,000
09/13/11	$2.00	112,500	2.70	225,000		101,250
08/09/11	$2.00	150,000	2.61	300,000		135,000
07/28/11	$2.00	30,000	2.58	60,000		27,000
06/13/11	$2.00	62,500	2.45	125,000		56,250
04/22/11	$2.00	50,000	2.31	100,000		45,000
03/02/11	$2.00	65,000	2.17	130,000		58,500
11/17/10	$4.50	21,000	3.88	94,500		-
11/17/10	$4.50	11,800	3.88	53,100		-
11/24/09	$2.30	3,750	0.90	8,625		2,250
06/11/07	$3.00	70,000	0.45	210,000		-
		726,550		$1,606,225	$2.21	$560,250

Warrants	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	608,050	$4.29
Issued	620,000	2.00
Exercised	(62,500)	2.00
Expired/Cancelled	(439,000)	4.82
Outstanding at December 31, 2011	726,550	$2.21	2.43	$560,250
Exercisable at December 31, 2011	615,550	$2.21	2.43	$560,250

The fair value of the warrants granted during the year ended December 31, 2011 was $1,254,920. The fair value of the warrant grants were estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of warrants, expected volatility, risk-free interest rate and no dividend yield. In accordance with ASC Topic 815, “Derivatives and Hedging,” the Company recorded an aggregate debt discount of $826,060 in connection with these warrant grants.

Options:    The Company adopted a long term incentive stock option plan (the “Stock Option Plan”). The Stock Option Plan provides for the issuance of 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. Such options vest one-third (1/3) on each of the first three anniversaries of the grant date and expire 7 years from the date of issuance or upon termination of employment with the company.  As of December 31, 2011, 340,898 options to purchase shares were vested. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

During 2010, the board of directors approved the grant of an aggregate of 77,940 Incentive Stock Options and an aggregate of 6,810 Non-Qualified options.  Such options were issued at various exercise prices from $3.10 to $4.80, vest over three years, and expire 7 years from the grant dates.

The Company had the following weighted average assumptions for the options granted during 2010:

Grant Date	Number of Options	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Weighted Average Fair Value per Option	Weighted Average Fair Value
4/12/10	29,250	7	128%	3.29%	$2.85	$83,421
09/17/10	4,500	7	136%	2.14%	$4.48	20,178
10/01/10	40,000	7	135%	1.90%	$4.19	167,600
11/18/10	11,000	7	135%	2.20%	$3.50	38,445
	84,750					$309,645

During 2011, the board of directors approved the grant of an aggregate of 40,000 Incentive Stock Options.  Such options were issued at various exercise prices from $3.30 to $3.75, vest between two and three years, and expire 7 years from the grant dates.

The Company had the following weighted average assumptions for the options granted during 2011:

Grant Date	Number of Options	Expected Life in Years	Expected Volatility	Risk Free Interest Rate	Weighted Average Fair Value per Option	Weighted Average Fair Value
07/07/11	10,000	7	132%	2.48%	$2.75	$27,502
11/09/11	30,000	7	132%	1.41%	$3.04	91,289
	40,000					$118,790

On December 31, 2011, the Company had the following outstanding options:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.30	30,000	6.70	$99,000		$-
$3.75	10,000	6.52	37,500		-
$3.75	10,500	5.88	39,375		-
$4.50	40,000	5.76	180,000		-
$4.80	2,000	5.72	9,600		-
$3.10	19,694	5.28	61,051		-
$2.50	1,000	4.53	2,500		400
$3.30	100,000	4.43	330,000		-
$1.00	16,500	4.15	16,500		31,350
$1.70	1,000	3.84	1,700		1,200
$1.20	8,000	3.64	9,600		13,600
$2.00	6,000	3.56	12,000		5,400
$1.50	9,500	2.86	14,250		13,300
$2.50	10,000	2.34	25,000		4,000
$2.00	130,000	1.89	260,000		117,000
$2.60	10,000	0.61	26,000		3,000
	404,194		$1,124,076	$2.78	$189,250

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	371,257	$2.72
Issued	40,000	3.41
Exercised	-	-
Expired/Cancelled	(7,063)	3.15
Outstanding at December 31, 2011	404,194	$2.78	4.18	$189,250
Vested & Exercisable at December 31, 2011	340,898	$2.63	4.06	$186,267

The Company recorded deferred compensation expense of $118,790 in connection with options granted during 2011. The fair value of the option grants was estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants: expected life of options, expected volatility, risk-free interest rate, and no dividend yield.

Deferred Stock Compensation:  The Company records deferred stock compensation on unvested warrants and options upon issuance.  This deferred stock compensation is amortized as the warrants and options vest.  At December 31, 2011 the balance in deferred stock compensation was $184,785, compared to $374,658 at December 31, 2010.  The Company amortized $292,621 in deferred stock compensation during the year ended December 31, 2011, including $139,744 in expense due to the acceleration of vesting on the 40,000 options issued to Edouard Garneau in 2010, compared to $177,070 amortized during the same period in 2010.  The remaining deferred stock compensation will be amortized at varying rates through 2014.

11.      Segment Information

We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end user of our products.

Hospitality: Our hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of December 31, 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Financial information for our segments is as follows:

	2011	2010
Total revenue:
Hospitality	$5,281,608	$4,264,889
Residential	942,317	230,307
Total	$6,223,925	$4,495,196
Total cost of goods:
Hospitality	$4,119,520	$3,311,540
Residential	637,552	118,161
Total	$4,757,072	$3,429,701
Total gross profit:
Hospitality	$1,162,088	$953,349
Residential	304,765	112,146
Total	$1,466,853	$1,065,495
Operating expenses:
Operations	$925,293	$724,887
Product development	725,993	414,098
General and administrative	1,819,610	1,517,795
Depreciation
Hospitality	641,973	239,148
Residential	53,844	11,522
Total operating expenses	4,166,714	2,907,450
Operating loss:	$(2,699,861)	$(1,841,955)

Total net assets:
Hospitality	3,011,871	2,912,161
Residential	351,727	299,434
Other	546,314	523,641
Total	$3,909,912	$3,735,236

Revenues
Years Ended December 31, 2011 and 2010
Segment	2011 Revenues	2011 Cost of Goods Sold	2011 Gross Profit
Hospitality
United States	$3,909,726	$3,092,157	$817,569
Canada	1,170,319	935,442	234,877
Foreign	201,563	91,921	109,642
	5,281,608	4,119,520	1,162,088

Residential	942,317	637,552	304,765

Totals for year ended December 31, 2011	$6,223,925	$4,757,072	$1,466,853

Segment	2010 Revenues	2010 Cost of Goods Sold	2010 Gross Profit
Hospitality
United States	$3,710,427	$2,963,630	$746,797
Canada	413,165	312,209	100,956
Foreign	141,297	35,701	105,596
	4,264,889	3,311,540	953,349

Residential	230,307	118,161	112,146

Totals for year ended December 31, 2010	$4,495,196	$3,429,701	$1,065,495

PP&E
As of December 31, 2011 and 2010
Segment	2011 Assets	2011 Accumulated Depreciation	2011 Net PP&E
Hospitality
United States	$2,056,230	$527,144	$1,529,086
Canada	797,884	539,367	258,517
Foreign	157,758	73,600	84,158
	3,011,872	1,140,111	1,871,761

Residential	351,727	124,355	227,372

Other	546,314	499,616	46,698

Totals as of December 31, 2011	$3,909,913	$1,764,081	$2,145,832

Segment	2010 Assets	2010 Accumulated Depreciation	2010 Net PP&E
Hospitality
United States	$2,072,386	$115,303	$1,957,082
Canada	682,017	389,717	292,300
Foreign	157,758	42,049	115,710
	2,912,161	547,069	2,365,092

Residential	299,434	70,510	228,923

Other	523,641	457,854	65,787

Totals as of December 31, 2010	$3,735,236	$1,075,434	$2,659,802

12.      Arista Communications, LLC.

Roomlinx, Inc. has a 50% joint venture ownership in, and manages the operations for Arista Communications, LLC (“Arista”).  The other 50% of Arista is owned by Wiens Real Estate Ventures, LLC, a Colorado Limited Liability Company (“Weins”).  Roomlinx acquired its 50% interest in Arista through its acquisition of Canadian Communications, LLC, on October 1, 2010.

Arista provides telephone, internet, and television services to residential and business customers located in the Arista community in Broomfield, Colorado.  As the operations manager for Arista, Roomlinx reports 100% of revenues and 100% of its statement of operations, and 100% of asset, liability, and equity transactions on their balance sheet.  Roomlinx then adjusts the books, through a non-controlling interest allocation, for the 50% ownership of the entity by Wiens Real Estate Ventures, LLC.

 Financial information for Arista Communications, LLC, for the year ended December 31, 2011 and the period October 1, 2010 through December 31, 2010, is as follows:

	2011	2010

Revenue	$111,146	$28,858
Cost of goods sold	79,459	16,168
Gross Profit	31,687	12,690

Operating expenses:	36,109	4,551

Non-operating income (expense)	10	(8,351)

Net loss	$(4,412)	$(212)

Weins’ share of the net loss is $2,206 for the year ended December 31, 2011 and $106 for the period October 1, 2010 through December 31, 2010.

13.      Related Party Transactions

The Company maintains a Revolving Credit, Security and Warrant Purchase Agreement and Addendums I, II, and III (collectively the “Credit Agreement” with Cenfin LLC (see Note 7) an entity principally owned by majority shareholders in Roomlinx.  Under and subject to the terms of the Credit Agreement the Company may draw up to a maximum of $25,000,000.  Revolving Credit Notes are executed to evidence each advance and the Company concomitantly issues warrants to purchase shares of Roomlinx stock equal to 50% of the principal amount funded at $2.00 per share on the first $5,000,000 of draws and at the average listed stock price on the date of the transaction thereafter.  Each Warrant will be exercisable for a three year period.  Interest accrues monthly at the fed rate plus 5% and is paid quarterly. For the years ended December 31, 2011 and 2010, Cenfin advanced the Company $2,480,000 and $1,232,000; and the Company paid Cenfin interest expense of $150,623 and $137,773 respectively.

Effective July 25, 2011, Roomlinx executed a consulting arrangement for marketing services with TRG, Inc., an entity owned by the CEO and Chairman of Roomlinx.  As of December 31, 2011, Roomlinx had paid TRG $14,535 for services performed in accordance with said arrangement.

14.      Subsequent Events

The Company has evaluated events and transactions that occurred between December 31, 2011 and the date the consolidated financial statements were available for issue, for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements except as noted below.

On January 18, 2012, 125,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement pursuant to which Roomlinx has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Roomlinx’s iTV system may be provided in the “full option” (Interactive TV), the “mid option” (SmartTV) or the “lite option” (Video on Demand).

Pursuant to this agreement, Roomlinx agrees to make financing available to hotels that exceed certain minimum credit criteria for the purchase of equipment necessary for the provision of the Services at annual interest rates of no greater than 11.5% per annum and subject to certain restrictions and limitations.  The amount of financing that Roomlinx is required to provide will not exceed the lesser of (i) the amount of installation fees that are payable by Hyatt-owned hotels under Hotel Service Agreements that have not elected to receive equipment financing or (ii) $11 million.

The Master Agreement terminates on the later of (i) 60 days following the five year anniversary of the effective date or (ii) if any Hotel Services Agreement is in effect on such five year anniversary, then the Master Agreement will continue to apply to such Hotel Services Agreement until it expires.

On March 14, 2012, in connection with the Master Services and Equipment Purchase Agreement between the Company and Hyatt Corporation, the board of directors approved the grant of an aggregate of 500,000 options to purchase shares of common stock, pursuant to the Company’s Long-Term Incentive Plan, to employees and/or contractors of the Company.  Such options were issued at an exercise of $4.00 per share, vest on the anniversary of the grant date ratably over a 3 year period subject to certain performance metrics determined by the board of directors, and expire 7 years from the grant date.

On March 16, 2012, 125,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  81,000 of such warrants were issued at an exercise price of $2.00 per share and the remaining 44,000 of such warrants were granted at an exercise price of $4.00 per share.  All of such warrants vest immediately and expire 3 years from the date of issuance.

On March 16, 2012, 44,000 warrants were granted, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009.  Such warrants were issued at an exercise price of $4.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2011. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

Based on its assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

Information regarding directors, executive officers and other key employees called for by this item is incorporated by reference to “Election of Directors” and “Executive Officers” in our proxy statement to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2011 for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). Information regarding the audit committee members, any audit committee financial experts, and any audit reports called for by this item is incorporated by reference to “Meetings and Committees of the Board of Directors” in the 2012 Proxy Statement.

Information regarding Section 16(a) reporting compliance called for by this item is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

We have adopted a code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal accounting officer, controller, or persons performing similar functions (the “senior financial officers”). A copy of this code of conduct is posted on the investor relations portion of our website at www.allscripts.com. In the event the code of conduct is revised, or any waiver is granted under the code of conduct with respect to any director, executive officer or senior financial officer, notice of such revision or waiver will be posted on our website. Stockholders may request a written copy of the code of conduct by contacting our the Company, at Roomlinx, Inc., 2150 W 6th Avenue, Unit H, Broomfield, CO 80020.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation called for by this item is incorporated by reference to “Director Compensation” and “Executive Compensation” in the 2012 Proxy Statement. Information included under the caption “Compensation Committee Report” in the 2012 Proxy Statement is incorporated by reference herein; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership called for by this item is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans called for by this item is incorporated by reference to “Equity Compensation Plan Information” in the 2012 Proxy Statement

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related party transactions called for by this item is incorporated by reference to “Related Party Transactions” in the 2012 Proxy Statement. Information regarding director independence called for by this item is incorporated by reference to “Information Regarding the Board of Directors and Its Committees – Independence” in the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services called for by this item is incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement.

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

10.9
First Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated March 10, 2010, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 11, 2010.

10.10
Securities Purchase Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.11
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

10.13
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

10.15
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

10.17
Third Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated December 21, 2011, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2011.

*  21.1    Subsidiaries of the Registrant.

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

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

Date: March 30, 2012