Form 10-K/A
period 2011-12-31
ROOMLINX INC
filed 2012-04-30
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment #1)

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

Explanatory Statement to Form 10-K Amendment

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement, which involves the election of directors, if filed with the SEC within 120 days after the end of the fiscal year covered by the Original Filing. The Company’s definitive proxy statement will not be filed before April 30, 2012 (i.e., within 120 days after the end of the Company’s 2011 fiscal year) pursuant to Regulation 14A. The reference in the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our Original Filing are being amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The Board of Directors has an Audit Committee and a Compensation Committee.  During the fiscal year ended December 31, 2011, the full Board of Directors met six times, the Audit Committee met five times and the Compensation Committee met three times. During 2011, all directors attended at least 75% of the meetings of the Board of Directors and the committees thereof on which they served.  The Company encourages each member of the Board of Directors to attend each annual meeting of stockholders.  Only Michael Wasik attended the Company’s 2011 annual meeting of stockholders.

Each member of the Audit and Compensation Committees has been determined to be independent as discussed below under Independence of Directors.  The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2011; directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position

Michael S. Wasik	42	CEO, CFO, and Chairman

Steven Skalski	51	COO

Judson Just	41	Director

Jay Coppoletta	33	Director

Michael S. Wasik has served as the Company's Chief Executive Officer and member of the Board of Directors since November 2, 2005, and as the Company’s Chief Financial Officer since October 1, 2011.  Mr. Wasik joined the Roomlinx Executive Management team in August of 2005 after executing the merger of his company, SuiteSpeed, with Roomlinx.   During Mr. Wasik’s first three years as CEO, he successfully restructured Roomlinx’ balance sheet, eliminating debt and raising just under ten million in debt and equity financing.    He also took Roomlinx from a non-reporting, pink sheet company to a fully reporting company with the SEC currently trading on the OTC exchange.  Currently Mr. Wasik is responsible for leading Roomlinx, which includes the development and market penetration of Roomlinx’ newest product, Roomlinx Interactive TV.

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

Steven Skalski was named Chief Operating Officer (COO) on November 19, 2011 reporting to Michael Wasik, Roomlinx Chief Executive Officer.  Mr. Skalski brings more than 20 years of domestic and international telecommunications executive experience in sales and operations, satellite services, customer care and business development.

Prior to joining Roomlinx, Skalski held numerous leadership positions with EchoStar, its spinoff Dish Network and more recently with Blockbuster (acquired by Dish Network in 2011). His extensive Pay TV experience includes brand launches, customer services, distribution channels, joint venture operations, sales and marketing, and human resources.  Skalski’s international experience focused on Asia where he recently served as COO for EchoStar Asia Multimedia Limited.  Domestically Skalski was an early-stage executive of Dish Network and helped build and scale its sales, operations, installation and customer care disciplines. Skalski is a graduate of The University of Chicago Booth School of Business where he received his MBA.

Judson P. Just, CFA spent eleven years with PEAK6 Investments, LP as a Portfolio Manager for two private funds, an Analyst, Trader and Manager of the founding family’s Family Office.  Established in 1997, PEAK6 Investments, LP is a leading financial institution in Chicago with an established track record of success in proprietary trading. Recently recognized as one of “Chicago's Best and Brightest Employers to Work For,” the company is also rapidly expanding its commercial focus to include innovative initiatives in the online media, retail options brokerage and asset management. Mr. Just left PEAK6 in December, 2011 and is currently a Board member for Solution BioSciences, an animal health technology company; and Vassol Inc., the developer of NOVA® the first commercially available technology to measure actual blood flow rates in individual vessels using MRA/MRI scanners.  Prior to PEAK6, Just spent six years as a Trader for Heartland Funds, a specialist in small cap equities.

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

Independence of Directors

The Board of Directors has determined that Judson Just and Jay Coppoletta are “independent” as defined in NASDAQ Marketplace Rule 4200.

Involvement in Certain Legal Proceedings

In December 2008, Cardinal Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  In addition, several of Cardinal’s real estate development subsidiaries filed bankruptcy as well.  Most of the subsidiaries filed under Chapter 7 and were liquidated.  Cardinal Communications, Inc.’s Plan of Reorganization was approved in May 2009.  Ed Garneau, the Chief Financial Officer through September 9, 2011, was the Chief Executive Officer and director of Cardinal Communications, Inc. from 2005 through the reorganization in 2009.  After the Plan of Reorganization was approved in 2009, Mr. Garneau left Cardinal to run Canadian Communications, LLC.  Although Cardinal was a publicly traded company for a number of years, it voluntarily, and in cooperation with the Securities and Exchange Commission, terminated its reporting status in April 2008, and was delisted and ceased trading as a public entity.

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

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Judson Just and Jay Coppoletta. The Audit Committee has the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors' fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

AUDIT COMMITTEE FINANCIAL EXPERT

Judson Just is the Company’s Audit Committee Financial Expert.  Mr. Just, as a CFA, is a portfolio manager and a financial expert.

Audit Committee Report

Management is responsible for the Company’s internal control and financial reporting process, and for making an assessment of the effectiveness of the Company’s internal control over financial reporting.  StarkSchenkein, LLP is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards, including the effectiveness of internal controls, and issuing a report thereon.  The Audit Committee’s responsibility is to assist the Board in fulfilling its responsibility for overseeing the quality and integrity of the accounting, auditing and financial reporting practices of the Company.

The Audit Committee has reviewed and discussed the Company’s consolidated financial statements with management and with StarkSchenkein, LLP, the Company’s independent registered public accountants.  Management has represented to the Audit Committee that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Also the Audit Committee discussed with StarkSchenkein, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amend (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Accounting Oversight Board ("PCAOB") in Rule 3200T.  The Audit Committee has also received from StarkSchenkein, LLP the written communication and the letter required by applicable requirements of the PCAOB regarding StarkSchenkein, LLP’s communication with the Audit Committee concerning independence.  The Audit Committee has discussed with StarkSchenkein, LLP their independence, the Committee took into consideration the amount and nature of the fees paid to this firm for non-audit services.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the December 31, 2011 audited financial statements be included in the Company’s Annual Report on Form 10-K for 2011.

AUDIT COMMITTEE

Judson Just, Chairman
Jay Coppoletta
Dated March 29, 2012

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

None of the members of the Board who served on the Compensation Committee in 2011 has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by Roomlinx under the SEC’s rules requiring disclosure of certain relationships and related party transactions. In 2011, Mr. Wasik, participated in all discussions regarding salaries and incentive compensation for all of our executive officers, except during discussions regarding his own salary and incentive compensation. Mr. Wasik made suggestions or recommendations during these discussions; however, all deliberations and determinations regarding the compensation of our executive officers were made solely by the Compensation Committee.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company's chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions. The Company shall provide to any person, without charge, upon request, a copy of such request. Any such request may be made by sending a written request for such code of ethics to: Roomlinx, Inc., 2150 W 6th Avenue, Unit H, Broomfield, CO  80020, Attn.: Michael S. Wasik, Chief Executive Officer.

Communicating with the Board

Stockholders may communicate directly with the Board of Directors.  All communications should be directed to the Company’s Secretary at 2150 W 6th Avenue, Unit H, Broomfield, CO  80020 and should prominently indicate on the outside of the envelope that it is intended for the Board of Directors or for non-management directors.  Each communication intended for the Board of Directors and received by the Secretary which is not otherwise commercial in nature will be forwarded to the specified party following its clearance through normal security procedures.

Review of Related Party Transactions

The Company does not employ specific procedures for the review, approval or ratification of related party transactions involving directors, nominees for directors, executive officers and their immediate family members, but considers such transactions on a case-by-case basis as they arise.  However, the audit committee reviews any related party transaction in excess of $120,000.

Board Compensation

Employees of Roomlinx do not receive any additional compensation for serving as members of the Board or any of its committees.  In 2011, Roomlinx’s non-employee directors each received stock grants totaling $37,500 in value.  $30,000 of the grants were made on April 2, 2011 and the remaining portion was made on September 1, 2011.  The Board had determined to pay non-employee directors a quarterly fee of $7,500 in stock grants but suspended such grants in the third quarter of 2011.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  During and/or with respect to the fiscal year ended December 31, 2011, (i) Matthew Hulsizer, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of two transactions on a non-timely basis and has not filed a Form 4 reporting seven transactions, and (ii) Jennifer Just, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of five transactions on a non-timely basis and has not filed a Form 4 reporting seven transactions.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2011 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Total ($)

Michael S. Wasik, CEO	2011	159,900	-	27,000	(3)	-		186,900

Michael S. Wasik, CEO	2010	150,000	-	-		9,634	(1)	159,634

Edouard Garneau, CFO	2011	119,942	-	-		-		119,942

Edouard Garneau, CFO(4)	2010	37,500	-	-		167,693	(2)	205,193

Steven Skalski, COO	2011	23,538	-	-		91,288	(3)	114,826

(1)
In 2010 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 128%, expected option life of 7.0 years and a risk-free interest rate of 3.29%. (Wasik)

(2)
In 2010 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 135%, expected option life of 7.0 years and a risk-free interest rate of 1.90%. (Garneau)

(3)
In 2011 the following assumptions were used to determine the fair value of stock option awards granted: historical volatility of 132%, expected option life of 7.0 years and a risk-free interest rate of 1.41%.

(4)	Mr. Garneau joined Roomlinx on October 1, 2010 and his employment ended on September 9, 2011.

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

On October 1, 2010, the Company entered into a one year Employment Agreement (the “Employment Agreement”) with Mr. Garneau to serve as Chief Financial Officer, the terms of which included a base annual compensation of $150,000 and a performance based discretionary bonus plan administered by the Compensation Committee and/or Board of Directors.  In addition and further to the Employment Agreement and as an inducement to acceptance of an offer of employment, pursuant to Roomlinx’s standard stock option award agreement, Mr. Garneau was granted options to purchase 40,000 shares of Roomlinx Common Stock at an exercise price equal to $4.50 per share, the last publicly reported sales price of a share of Roomlinx Common Stock on the Effective Date, vesting equally over a three year period.

Effective September 9, 2011 Mr. Garneau and the Company executed a separation agreement and related thereto and pursuant to the options to purchase 40,000 shares of Roomlinx Common Stock, the Board of Directors modified the vesting period from three years to vest as of the separation agreement effective date and extend the exercise period on such options from three years to seven years.  In accordance with the accelerated vesting of the options, an additional $139,744 in compensation expense was recorded in September 2011.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2011)

		Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael S.
Wasik	10,000	-	-	2.60	08/10/12	-	-	-	-

Michael S.
Wasik	100,000	-	-	2.00	11/20/13	-	-	-	-

Michael S.
Wasik	100,000	-	-	3.30	06/05/16	-	-	-	-

Michael S.
Wasik	3,378	2,252	-	3.10	04/12/17	-	-	-	-

Edouard
Garneau	40,000	-	-	3.75	11/17/17	-	-	-	-

Steven
Skalski	30,000	30,000	-	3.30	11/09/18	-	-	-	-

Director Compensation Table – Fiscal Year-End December 31, 2011

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Michael Wasik	-	-	-	-
Judson Just	-	37,500	-	37,500
Jay Coppoletta	-	37,500	-	37,500

(1)
The amounts shown in this column represent the annual restricted stock unit grants for 2011, which are not expected to be continued in 2012. The amounts shown are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of April 27, 2012, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of April 27, 2012 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND CLASS A PREFERRED STOCK

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik(1)	502,126	9.8%	0	*

Judson Just	37,727	*	0	*

Jay Coppoletta	18,127	*	0	*

Edouard Garneau(2)	82,000	1.6%	0	*

Steven Skalski(3)	0	*	0	*

Jennifer Just(4) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80021	2,067,081	40.4%	0	*

Matthew Hulsizer(5) c/o Roomlinx, Inc. 2150 W. 6th Ave., Unit H Broomfield, CO 80021	2,065,581	40.3%	0	*

Verition Multi-Strategy Master Fund Ltd. c/o Maples Corporate Services Limited PO Box 309, Ugland House Grand Cayman, KY1-1104 Cayman Islands	312,500	6.1%	0	*

All executive officers and directors (5 persons)	640,080	12.5%	0	*

* less than 1%

(1)
Includes (i) 291,100 outstanding shares owned by Mr. Wasik, (ii) options to purchase 10,000 shares at $2.60 per share which expire on August 10, 2012, (iii) options to purchase 100,000 shares at $2.00 per share which expire on November 20, 2013, (iv) options to purchase 100,000 shares at $3.30 per share which expire on June 5, 2016, and (v) options to purchase 1,126 share at $3.10 per share which expire on April 12, 2017.  Does not include options to purchase 2,252 shares at $3.10 per share which vest equally on April 12, 2012 and 2013 and expire on April 12, 2017.

(2)	Includes (i) 42,000 shares owned by Garneau Alliance, LLC, of which Mr. Garneau is Manager, and (ii) options to purchase 40,000 shares at $4.50 per share which expire on October 1, 2017.

(3)	Does not include options to purchase 30,000 shares at $3.30 per share which vest equally on November 9, 2012, 2013, and 2014, and expire on November 9, 2018.
(4)
Includes (i) 976,140 shares of Common Stock jointly owned with Matthew Hulsizer (ii) 42,441 shares of Common Stock owned by the Just Descendant Trust, (iii) 424,000 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring at various dates between March 2, 2014 and October 31, 2014 to purchase 620,000 shares of Common Stock at $2.00 per share, and (v) 4,500 shares held as Custodian for the benefit of her children.

(5)
Includes (i) 976,140 shares of Common Stock jointly owned with Jennifer Just, (ii) 42,441 shares of Common Stock owned by the Hulsizer Descendant Trust, (iii) 424,000 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring at various dates between March 2, 2014 and October 31, 2014 to purchase 620,000 shares of Common Stock at $2.00 per share, and (v) 3,000 shares held as Custodian for the benefit of his child.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roomlinx or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for directors, a beneficial owner of 5% or more of our common stock and immediate family members of these persons. We refer to transactions in which the amount involved exceeded or is expected to exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which the related person has a direct or indirect material interest as “related person transactions.” Each related person transaction must be approved or ratified in by the Audit Committee of the Board of Directors.

The Company’s policy with regards to Related Person Transactions requires that where a transaction has been identified as a related person transaction, the Audit Committee (but only non-interested members) must approve or ratify it. Management must present to such non-interested members of the Audit Committee a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to the Company of the transaction and whether any alternative transactions were available. To identify Related Person Transactions, the Company relies on information supplied by its executive officers and Directors. In the event a Director has an interest in the proposed transaction, the Director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related person transaction, the non-interested members of the Audit Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as determined by them in the good faith exercise of their discretion.

The Audit Committee considers all relevant factors when determining whether to approve a related person transaction including, without limitation, the following:

•	the size of the transaction and the amount payable to a related person;
•	the nature of the interest of the related person in the transaction;
•	whether the transaction may involve a conflict of interest, risk or cost;
•	the terms of the transaction;
•	the impact on a Director’s independence in the event the related person is a director, immediate family member of a Director or an entity with which a Director is affiliated; and
•	whether the transaction is on terms that would be available in comparable transactions with unaffiliated third parties.

Executive officer or director compensation which has been approved by the Compensation Committee of the Board of Directors is not considered a Related Party Transaction.

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement which has been amended from time to time (collectively the “Credit Agreement") with Cenfin LLC, an entity principally owned by majority shareholders in Roomlinx.  Under and subject to the terms of the Credit Agreement the Company may draw up to a maximum of $25,000,000.  Revolving Credit Notes are executed to evidence each advance and the Company concomitantly issues warrants that are fully vested and expire in 3 years, to purchase shares of Roomlinx stock equal to 50% of the principal amount funded at $2.00 per share on the first $5,000,000 of draws and at the average listed stock price on the date of the transaction thereafter.  Interest accrues monthly at the fed rate plus 5% and is paid quarterly. During the year ended December 31, 2011, the Company made interest payments of $150,623 to Cenfin and Cenfin advanced the Company $2,480,000.  Pursuant to these advances, the Company granted 620,000 warrants to Cenfin with a strike price of $2.00.

Effective July 25, 2011, Roomlinx executed a consulting arrangement for marketing services with TRG, Inc., an entity owned by the CEO and Chairman of Roomlinx.  As of December 31, 2011, Roomlinx had paid TRG $14,535 for services performed in accordance with said arrangement.  Prior to entry into this Agreement, management briefed the Audit Committee and the Audit Committee determined that the amount expected to be paid was less than the cost of acquiring these services from another as qualified individual.

Other than as set forth above, there were no related party transactions in 2011 and none are currently contemplated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees for professional services rendered by StarkSchenkein LLP, including the audit of the annual consolidated financial statements and reviews of the quarterly consolidated financial statements of Roomlinx, Inc. and reviews of the Forms 10-K and 10-Q for the fiscal years ended December 31, 2011 and 2010, were $104,859 and $65,800 respectively.

AUDIT RELATED FEES, TAX FEES AND ALL OTHER FEES

In 2011, StarkSchenkein LLP received $8,000 in fees for tax services to the Company for the fiscal year ended December 31, 2010.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before StarkSchenkein, LLP was engaged by the Company for the 2011 audit, StarkSchenkein, LLP’s engagement and engagement letter were approved by the Company's Board of Directors.

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

Date: April 30, 2012