Form 10-Q
period 2012-03-31
ROOMLINX INC
filed 2012-05-16
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______________ to _______________

Commission File Number: 000-26213

ROOMLINX, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11101 W. 120th Ave., Suite 200, Broomfield, Colorado 80021
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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of May 14, 2012, was 6,318,877.

ROOMLINX, INC.

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$814,379	$361,228
Accounts receivable, net	921,747	889,657
Leases receivable, current portion	988,356	994,728
Prepaid and other current assets	138,961	192,221
Inventory	967,455	1,244,072
Total current assets	3,830,898	3,681,906

Property and equipment, net	2,047,248	2,145,831
Leases receivable, non-current	2,444,766	2,697,696
Total assets	$8,322,912	$8,525,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued expenses	$868,992	$1,072,307
Accrued interest	19,882	22,417
Capital lease obligation, current portion	13,359	5,479
Notes payable, current portion	44,298	57,703
Unearned income, current portion	243,790	245,058
Deferred revenue, current portion	477,910	611,572
Total current liabilities	1,668,231	2,014,536

Capital lease obligation, less current portion	23,181	-
Notes payable, less current portion	-	1,582
Unearned income, less current portion	291,501	363,381
Deferred revenue, less current portion	82,435	-
Line of credit, net of discount	3,750,657	3,025,223

Total liabilities	5,816,005	5,404,722

Equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000 )	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
5,118,877 shares issued and outstanding	5,119	5,119
Additional paid-in capital	33,505,996	33,102,512
Accumulated deficit	(31,210,458)	(30,185,925)
Accumulated other comprehensive loss	(855)	(8,802)
	2,443,802	3,056,904
Non-controlling interest	63,105	63,807
Total equity	2,506,907	3,120,711
Total liabilities and equity	$8,322,912	$8,525,433

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three months ended March 31, 2012 and 2011

	2012	2011
	(unaudited)	(unaudited)
Revenues:
Hospitality	$1,298,627	$1,200,032
Residential	238,914	223,140
Total revenues	1,537,541	1,423,172

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,054,944	809,356
Residential	165,434	154,027
Operating expenses:
Operations	438,763	231,977
Product development	260,733	222,441
Selling, general and administrative	383,216	369,328
Depreciation expense	179,102	174,460
Total direct costs and operating expenses	2,482,192	1,961,589

Operating loss	(944,651)	(538,417)

Non-operating (expense) income:
Interest expense	(138,162)	(59,743)
Foreign currency loss	(390)	(3,550)
Interest income	57,968	64,578
Other income (expense)	-	(235)
	(80,584)	1,050

Net loss	(1,025,235)	(537,367)

Less: Net (income) loss attributable to the non-controlling interest	702	(1,810)

Net loss attributable to the Company	(1,024,533)	(539,177)

Other comprehensive income:
Currency translation gain	7,947	16,922

Comprehensive loss	(1,016,586)	(522,255)

Comprehensive loss attributable to the non-controlling interest	-	-

Comprehensive loss attributable to the Company	$(1,016,586)	$(522,255)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	5,118,877	4,979,748

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2012
(Unaudited)

								Accumulated
	Preferred Stock A		Common Stock		Additional			Other	Total
	Number of		Number of		Paid - in	Non-Contolling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	(Deficit)	Income	Equity (Deficit)
Balances, January 1, 2012	720,000	$144,000	5,118,877	$5,119	$33,102,512	$63,807	$(30,185,925)	$(8,802)	$3,120,711

Warrants issued in conjuction with draw on line of credit					350,167				350,167
Comprehensive income								7,947	7,947
Share-based compensation					53,317				53,317
Net loss						(702)	(1,024,533)		(1,025,235)
Balances, March 31, 2012	720,000	$144,000	5,118,877	$5,119	$33,505,996	$63,105	$(31,210,458)	$(855)	$2,506,907

The accompanying notes are an integral part of these consolidated financial statements

Roomlinx, Inc.
CASH FLOW STATEMENTS
for the three months ended March 31, 2012 and 2011

	2012	2011
	(unaudited)	(unaudited)

Net loss	$(1,025,235)	$(537,367)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,102	174,460
Amortization of debt discount	75,601	(61,655)
Stock-based compensation	53,317	150,971
Provision for uncollectable accounts	(21,923)	(5,940)
Loss on cancellation of contracts	11,151	-
Change in operating assets and liabilities:
Accounts receivable	(10,168)	(136,219)

Prepaid and other current assets	53,260	5,441
Inventory	276,617	159,794
Accounts payable and accrued expenses	(203,315)	(40,278)
Accrued interest	(2,535)	(807)
Unearned income	(73,148)	36,837
Deferred revenue	(51,227)	80,712
Total Adjustments	286,732	363,316

Net cash used in operating activities:	(738,503)	(174,051)

Cash Flows from investing activities:
Lease financing provided to customers	-	(426,900)
Payments received on leases receivable	248,151	156,678
Purchase of property and equipment	(40,236)	(72,975)

Net cash provided by (used in) investing activities:	207,915	(343,197)

Cash flows from financing activities:
Proceeds from the exercise of warrants	-	125,000
Proceeds from the line of credit	1,000,000	260,000
Payments on capital lease	(3,556)	(2,518)
Payments on notes payable	(14,987)	(24,225)

Net cash provided by financing activities	981,457	358,257

Effects of foreign currency translation	2,282	15,112

Net increase (decrease) in cash and equivalents	453,151	(143,879)
Cash and equivalents at the beginning of year	361,228	314,368
Cash and equivalents at the end of year	$814,379	$170,489

Supplemental Cash Flow Information:
Cash paid for interest	$63,139	$30,890

Non-cash investing and financing activities:
Assets acquired under capital lease	$34,617	$-
Warrants issued in connection with line of credit	$350,167	$89,848

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

1.     Organization and Significant Accounting Policies

Description of Business:    Roomlinx, Inc. (“Roomlinx” or the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and on demand programming.  Roomlinx also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers.

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended December 31, 2011.

Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cardinal Hospitality, Ltd. and its 50% owned subsidiary Arista Communications, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification:  Certain amounts in the 2011 financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition:    Revenue is derived from the installation and ongoing services of in-room media, entertainment, and HD television programming solutions in addition to wired networking solutions and Wireless Fidelity networking solutions. Revenue is recognized when all applicable recognition criteria have been met, which generally include a) persuasive evidence of an existing arrangement; b) fixed or determinable price; c) delivery has occurring or service has been rendered; d) collectability of the sales price is reasonably assured.

Wherein installation and service arrangements are contractually predetermined, and whereas such contractual arrangements may provide for multiple deliverables, revenue is recognized in accordance with ASC Topic 650, Multiple Deliverable Revenue, the application of which may be to defer revenue recognition for installations across the service period of the contract and to re-allocate and/or defer revenue recognition across various service arrangements.  Below is a summary of the execution of such application as it relates to installation and service arrangements the Company has with its customers.

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

Once the Deliverables have been identified, the Relative Fair Value of each Element was determined under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASC Topic 605 as follows:

VSOE - Vendor specific objective evidence is still the most preferred criteria with which to establish fair value of a deliverable. VSOE is the price of a deliverable when a company sells it on an open market separately from a bundled transaction.
TPE - Third party evidence is the second most preferred criteria with which to establish fair value of a deliverable. The measure for the pricing of this criterion is the price that a competitor or other third party sells a similar deliverable in a similar transaction or situation.
RSP - Relative selling price is the price that management would use for a deliverable if the item were sold separately on a regular basis which is consistent with company selling practices. The clear distinction between RSP and VSOE is that under VSOE, management must sell or intend to sell the deliverable separately from the bundle, or has sold the deliverable separately from the bundle already. With RSP, a company may have no plan to sell the deliverable on a stand-alone basis.

Hospitality Installation Revenues

Hospitality installations include High Speed Internet Access (HSIA), Interactive Television (iTV), Free to Guest (FTG) and Video on Demand (VOD).  Under the terms of these typical product sales and equipment installation contracts, a 50% deposit is due at the time of contract execution and is recorded as deferred revenue.  Upon the completion of the installation process, deferred revenue is realized.  However, in some cases related to VOD installations or upgrades, the Company extends credit to customers and records a receivable against the revenue recognized at the completion of the installation.  Monthly payments against those receivables equal a pre-determined percentage of VOD guest room revenue until such time as the receivable has been paid in full.  Thereafter, 100% of the monthly invoice is recorded as recurring VOD revenue.

Additionally, the Company may provide the customer with a lease financing arrangement provided the customer has demonstrated its credit worthiness to the satisfaction of the Company.  Under the terms and conditions of the lease arrangements, these leases have been classified and recorded as Sale-Type Leases under ASC Topic 840-30 and accordingly, revenue is recognized upon completion and customer acceptance of the installation which gives rise to a lease receivable and unearned income.

Hospitality Service, Content and Usage Revenues

The Company provides ongoing 24x7 support, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Support, when exclusive, is primarily invoiced in advance quarterly, creating deferred revenue which is subsequently recognized in the appropriate periods.  When not exclusive, support is invoiced in arrears on a monthly basis with content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  The Company’s policy prohibits the issuance of customer credits during the month of cancelation. The Company earns residuals equal to ‘x’% of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

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

Inventory balances as of March 31, 2012 and December 31 2011 are as follows:

	2012	2011
Raw Materials	$737,221	$581,991
Work-in-process	230,234	662,081
Total	$967,455	$1,244,072

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

Accounts Receivable:  At March 31, 2012, one customer represented 20% one customer represented 18%, and one customer represented 7% of the accounts receivable balance compared to one customer representing 42% and one customer representing 13% of the accounts receivable balance at March 31, 2011.

Revenue:  During the three months ended March 31, 2012 four customers each contributed 11% of Roomlinx’s US hospitality revenue compared to one customer contributing 12%, one customer contributing 11% and one customer contributing 5% Roomlinx’s US hospitality revenue during the same period in 2011.  Additionally, one customer contributed 53% to Roomlinx’s Canadian hospitality revenue in 2012 versus 52% in 2011.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012.

The respective carrying value of certain financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, accounts payable, accrued liabilities, capital lease obligations, notes payable and the line of credit.  The carrying value of cash and cash equivalents, accounts receivable, leases receivable, accounts payable and accrued liabilities approximate fair value due to their short term nature. The carrying amount of capital lease obligations and notes payable approximates their fair values as the pricing and terms of these liabilities approximate market rates. The fair value of the line of credit is not practicable to estimate because of the related party nature of the underlying transactions.  The Company has no financial instruments with the exception of cash and cash equivalents (level 1) valued on a recurring basis.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end users of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of March 31, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and losses are included in the consolidated statement of operations as a component of other income (expense).

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 1,914,744 shares as of March 31, 2012 and 534,744 as of March 31, 2011) would be to decrease the net loss per share.

2.   Leases Receivable

As of March 31, 2012, the Company had $3,433,122 in leases receivables, compared to $3,692,424 at December 31, 2011.  During the three months ended March 31, 2012 and 2011 the Company received payments of $248,151 and $156,678 respectively.  The Company did not enter into any new leases in the three months ended March 31, 2012 and entered into two leases during the three months ended March 31, 2011 for an aggregate of $338,780.  These leases have terms of 60 months and interest rates of 9.5%.

Future minimum receipts on lease receivables are as follows:

Total
Less than 1 Year	$988,356
1 to 3 Years	2,272,463
3 to 5 Years	172,303
$3,433,122

3.    Notes Payable

The Company has two notes payable with an aggregate principal balance of $44,298 ($38,223 and $6,075, respectively) at March 31, 2012 and $59,285 ($51,790 and $7,495, respectively) at December 31, 2011.  These notes bear interest at 12% and 11%, respectively, and expire November 1, 2012 and March 1, 2013, respectively.  Monthly principal and interest payments total $5,533.

4.     Line of Credit

The Company maintains a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC (the owner of Cenfin LLC beneficially owns approximately 38.7% of the Company’s common stock, inclusive of warrants, as of March 31, 2012), a Delaware limited liability company (“Cenfin”) that was originally entered into on June 5, 2009.  The Credit Agreement, which has been amended from time to time and matures on June 5, 2017, provides the Company with a maximum borrowing capacity of $25,000,000 and asserts certain financial and non-financial covenants.  Under and subject to the terms of the Credit Agreement, interest accrues at the Federal Funds Rate plus 5%, is payable quarterly, and is collateralized by substantially all of the assets of the Company.  Additionally and pursuant to each advance, the Company will issue Cenfin a Revolving Credit Note and warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of March 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

As of March 31, 2012 and December 31, 2011, the Company has drawn $5,176,000 and $4,176,000, respectively, against the line of credit (draws of $1,000,000 and $260,000 for the three month periods ended March 31, 2012 and 2011, respectively). No repayments have been made on the line of credit borrowings. These advances will be repaid at various dates between 2014 and 2017.  The balance on the line of credit is reduced by a discount in the amount of $1,425,343 and $1,150,777 as of March 31, 2012 and December 31, 2011, respectively (see Note 6).  The Company was in compliance with all covenants as of March 31, 2012, at which time $19,824,000 was available under the Line of Credit.  Interest expense of $60,604 and $26,901 was recorded for the three month periods ended March 31, 2012 and 2011, respectively.

The fair value of the warrants granted during the three months ended March 31, 2012 was $350,167. The fair value of the warrant grants were estimated on the date of grant utilizing the Black-Scholes option pricing model adjusted for a blockage discount.  The Company recorded a debt discount of $350,167 in connection with these warrant grants.

Future minimum payments against the line of credit are as follows:

Years ended	Minimum
March 31,	Payments
2014	$464,000
2015	1,232,000
2016	2,480,000
2017	1,000,000
$5,176,000

5.     Commitments and Contingencies

Operating Leases:    The Company leases its current office space under operating lease agreements having expiration dates through 2014.  Under the terms of these agreements, the Company exercised its option to give a six month notice on November 30, 2011 of its intent to vacate the premises and terminate its leases as of May 31, 2012.  On April 10, 2012 the Company executed a lease agreement for new office space with an effective date of May 1, 2012.  Terms of the lease establish a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015.  The Company’s future minimum lease payments are as follows: $82,592 for the year ended March 31, 2013; $132,849 for the year ended March 31, 2014; $149,898 for the year ended March 31, 2015; and $76,042 for the year ended March 31, 2016.

Capital Lease Obligations:  The Company has capital lease arrangements related to the acquisition of software.  These arrangements are collateralized by the software and expire at varying dates through March 2015 with future minimum lease payments as follows:  $16,539 for the year ended March 31, 2013; $13,740 for the year ended March 31, 2014; and $13,740 for the year ended March 31, 2015.

6.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2012 and 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accumulated and unpaid as of March 31, 2012, were $175,440; these dividends have not been declared by the board of directors and therefore are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of March 31, 2012 and December 31, 2011, there were 5,118,877 shares of common stock issued and outstanding.

Warrants:    During the three months ended March 31, 2012, 250,000 warrants were granted pursuant to the clauses the Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire 3 years from the date of grant.  During 2011, 65,000 warrants were granted pursuant to the Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire at 3 years from the grant dates.

During 2011, an aggregate of 62,500 warrants previously issued under the Credit Agreement were exercised.  The warrants were exercised at a strike price of $2.00 resulting in cash receipts of $125,000.

As of March 31, 2012, the Company had outstanding 976,550 warrants issued in connection with the line of credit (see Note 4).

The following are assumptions utilized in estimation of the fair value of the warrants granted during the three month periods ended March 31, 2012 and 2011:

	2012	2011
Term	3 years	3 years
Expected volatility	136% - 148%	125%
Risk free interest rate	0.35% - 0.57%	1.18%
Dividend yield	0%	0%

The following is a summary of such outstanding warrants for the three month period ended March 31, 2012:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding at January 1, 2012	726,550	$2.21
Granted	250,000	$2.00
Outstanding and exercisable at March 31, 2012	976,550	$2.17	2.34	$964,000

Options:    In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of March 31, 2012, options to purchase 939,194 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

During the three month period ended March 31, 2012, the board of directors approved the grant of an aggregate of 340,000 Incentive Stock Options and an aggregate of 195,000 Non-Qualified options.  Such options were issued at an exercise price of $4.00, vest at various times over three years, and expire 7 years from the grant date.  No grants were made for the three month period ended March 31, 2011.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the three month period ended March 31, 2012:

Expected term	7 years
Expected volatility	225%
Risk free interest rate	1.69%
Dividend yield	0%

A summary of stock option activity under the Stock Option Plan is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	404,194	$2.78
Granted	535,000	4.00
Exercised	-	-
Forfeited	(1,000)	3.10
Outstanding at March 31, 2012	938,194	$3.48	5.26	$227,650
Exercisable at March 31, 2012	342,064	$2.63	3.77	$227,450

The Company recorded stock-based compensation expense of $53,317 and $150,971 for the three month periods ended March 31, 2012 and 2011, respectively. The amounts are recorded in selling, general and administrative expense in the statement of operations. The fair value of stock options that vested and became exercisable during the three months ended March 31, 2012 and 2011 was $1,401 and $22,090 respectively. At March 31, 2012, there was approximately $2,263,568 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the three months ended March 31, 2012 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	63,297	$3.68	$2.98
Granted	535,000	4.00	3.99
Vested	(1,500)	1.00	0.93
Forfeited	(667)	3.10	2.85
Non-vested at March 31, 2012	596,130	$3.93	$3.89

7.      Segment Information

Financial information for our segments, as of March 31, 2012 and 2011, is as follows:

	Hospitality	Residential	Corporate	Totals

Three months ended March 31, 2012
Revenue	$1,298,627	$238,914	$-	$1,537,541
Operating income (loss)	$(882,181)	$35,323	$(97,793)	$(944,651)
Net income (loss)	$(962,765)	$35,323	$(97,793)	$(1,025,235)

Three months ended March 31, 2011
Revenue	$1,200,032	$223,140	$-	$1,423,172
Operating income (loss)	$(498,194)	$36,563	$(76,786)	$(538,417)
Net income (loss)	$(497,144)	$36,563	$(76,786)	$(537,367)

Total Assets as of March 31, 2012	$7,302,935	$331,497	$688,480	$8,322,912

Financial information of geographical data by segment as of March 31, 2012 and 2011 is as follows:

	United States	Canada	Other Foreign	Totals
Three months ended March 31, 2012
Hospitality Revenue	$1,105,549	$159,074	$34,004	$1,298,627
Residential Revenue	238,914	-	-	238,914
Totals	$1,344,463	$159,074	$34,004	$1,537,541

Three months ended March 31, 2011
Hospitality Revenue	$886,371	$264,992	$48,669	$1,200,032
Residential Revenue	223,140	-	-	223,140
Totals	$1,109,511	$264,992	$48,669	$1,423,172

Total Assets as of March 31, 2012	$5,711,288	$2,417,849	$193,775	$8,322,912

8.      Subsequent Events

On May 4, 2012, the Company entered into a Securities Purchase Agreement with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from Roomlinx for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of Roomlinx and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  Roomlinx sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Roomlinx received approximately $2.8 million (gross proceeds of $3,000,000 less placement fees and other offering expenses) from the Investors in respect of the sale of Units.  Roomlinx has the right to sell up to an additional 400,000 Units on the same terms as the Units sold by Roomlinx pursuant to the Securities Purchase Agreement; provided that the closing of the sale of any such additional Units takes place by the close of business on May 25, 2012.  Proceeds from the offering will be used for general corporate and working capital purposes including deployment of the Company’s iTV applications under a Master Service Agreement with Hyatt Corporation announced on March 13, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2011 Annual Report on Form 10-K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the risk that the Company will not achieve the strategic benefits of the acquisition of Canadian Communications;

●
the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that the Company’s products will not achieve or sustain market acceptance;

●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;

●	competitive pressures including product offerings, pricing and promotional activities;

●	errors or similar problems in its products;

●	the outcome of any legal proceeding that has been or may be instituted against the Company and others;

●	the ability to attract and retain qualified personnel;

●	maintaining intellectual property rights and successful litigation involving intellectual property rights;

●	legislative, regulatory and economic developments;

●	risks related to third-party suppliers and the ability to obtain, use or successfully integrate third-party licensed technology;

●	breach of security by third parties; and

●	those factors discussed in “Risk Factors” in the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”).

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

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.    With Roomlinx iTV guests will have access to a robust feature set through the HDTV such as:

●	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more
●	International and U.S. television programming on demand
●	Click and Go TV program guide or Interactive Program Guide (dware)
●	Web Games
●	MP3 player and thumb drive access
●	Ability to send directions from the iTV system to a mobile device

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

Free-To-Guest Television Programming.

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

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room entertainment, programming, and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to our customers needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals and in the first quarter of 2012 we signed a master service agreement with Hyatt Corporation validating our technology and our market approach.  We anticipate our focus shifting to operations in order to execute on the Hyatt master service agreement.  We anticipate installing up to 60,000 Hyatt hotel rooms over the next twenty-four months.

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative, mobile sources like laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’s growth is the result of a fundamental shift in the way people communicate and from where they get their content and this shift is affecting guest habits within the hotel industry.  We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

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

Inventory includes materials on-hand at our warehouses as well as the cost of hardware, software, and labor which has been incurred by us for installation at our customer’s property, but has not been accepted by the customer.

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

RESULTS OF OPERATIONS

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement (hereinafter the “Hyatt MSA”) pursuant to which Roomlinx agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Roomlinx’s iTV system may be provided in the “full option” (Interactive TV), the “mid option” (SmartTV) or the “lite option” (Video on Demand).

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues for the three months ended March 31, 2012 and 2011 were $1,537,541 and $1,423,172 respectively, an increase of $114,369 or 8%, resulting from a 20% increase in installation revenues associated with in-room media and entertainment products and a 7% increase in recurring revenues.

Direct costs exclusive of operating expenses and depreciation for the three months ended March 31, 2012 and 2011 were $1,220,378 and $963,383 respectively, an increase of $256,995 or 27%.  The increase in cost allocation is 55% to installation revenue and 45% to recurring revenue.  The cost of installation was primarily attributable to increased installation material costs for a pilot program while the costs associated with recurring revenues reflect additional personnel costs in our 24x7 call center.  This was expected as the Company has increased headcount to support future demand as a result of the Hyatt MSA.

Hospitality

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of March 31, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended March 31, 2012 and 2011 was $1,105,549 and $886,371 respectively, an increase of $219,178 or 25%.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Canada: Canadian hospitality revenue for the three months ended March 31, 2012 and 2011was $159,074 and $264,992 respectively, a decrease of $105,918 or 40%.   This revenue is primarily variable as it is dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended March 31, 2012 and 2011 was $34,004 and $48,669, respectively, a decrease of $14,665 or 30%.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended March 31, 2012 and 2011 was $238,914 and $223,140 respectively, and increase of $15,774 or 7%.

Operational Expenses

Total operating expense for the three months ended March 31, 2012 and 2011 was $1,261,814 and $998,206; an increase of $263,608, or 26%.  This increase was primarily due to payroll and related costs associated with hiring personnel to scale our operations for anticipated rapid growth of installation of our products pursuant to the then ongoing negotiation and signing of the Hyatt MSA on March 12, 2012.

Our operations department expense increased $206,786 to $438,763 in the three months ended March 31, 2012 compared to the same period in 2011.  This increase is primarily due to an increase of $140,781 in payroll and related expenses related to increased staffing levels to support our commitments in regards to the Hyatt MSA.

Our product development department expense increased $38,292 to $260,733 in the three months ended March 31, 2012 compared to same period in 2011.  This increase is primarily due to an increase in payroll and related costs of $54,227 in 2011, less a decrease of $23,916 in the cost of test equipment resulting from utilization of similar equipment at current hotel installations.

Our selling, general and administrative expenses increased $13,888 to $383,216 in the three months ended March 31, 2012 compared to the same period in 2011.  This increase is attributable to an increase in payroll and related costs offset by decreased stock compensation expense.

Depreciation expense for the three months ended March 31, 2012 and 2011 was $179,102 and $174,460 respectively, an increase of $4,642 or 2.7%.

Our operating loss for the three months ended March 31, 2012 and 2011 was $944,651 and $538,417 respectively, an increase of $406,234 or 75%.  This increase is primarily attributable to personnel costs associated with the hiring of operational personnel to support the Hyatt MSA as more fully described under total operating expense.

Non-Operating

For the three months ended March 31, 2012 and 2011, our non-operating income was $57,968 and $64,578 respectively.  Non-operating income consists of interest income earned on lease receivables.

Our non-operating expenses for the three months ended March 31, 2012 and 2011 were $ $138,552 and $63,528 respectively, an increase of $75,024.  This increase is primarily attributable to an increase in interest expense of $29,330 consistent with the increase in our line of credit and an increase in financing costs of $52,484 associated with debt discount expense on warrants issued pursuant to draws against our line of credit.  Our foreign currency loss was $390 for the three months ended March 31, 2012 as compared to $3,550 for the three months ended March 31, 2011.  This decrease is due to the fluctuations in the value of the foreign currency.

For the three months ended March 31, 2012, we reported a net loss of $1,025,235, compared to a net loss of $537,367 for the three months ended March 31, 2011. As discussed above, increased personnel costs associated with the ramp up of personnel to support the Hyatt MSA was the primary factor that contributed to the increased net loss.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2012 we had $814,379 in cash and cash equivalents, which amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2012.  Working capital at March 31, 2012 was $2,162,667.

Operating Activities

Net cash used by operating activities was $738,503 and $174,051 for the three months ended March 31, 2012 and 2011, respectively.  The increase in cash used in operations of $564,452 was primarily attributable to the increase in net loss of $486,058; while the fluctuation in working capital increased $495,297.  Fluctuations in working capital (current assets less current liabilities) are primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue.  Changes in significant recurring non-cash adjustments, such as stock based compensation were offset by other non-cash items.

Investing Activities

Net cash provided by investing activities was $207,915 for the three months ended March 31, 2012 compared to $343,197 used by investing activities during the same period in 2011.  The increase in cash provided by investing activities of $551,112 was primarily attributable to (i) an increase in 2011 cash receipts against leases receivable totaling $91,473, and (ii) a savings of $426,900 resulting from equipment installation lease financing transactions in 2011 versus 2012.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $981,457 and $358,257 respectively.  The increase in cash $623,200 is primarily attributable to Company financing operations with advances against its line of credit and capital leases totaling $1,000,000 in 2012 compared to line of credit advances and sales of securities totaling $385,000 in 2011.  Payments on lease and notes payable also decreased $9,200 in 2012 versus 2011.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at March 31, 2012:

Years ended	Line of	Notes	Lease Obligations		Minimum
March 31,	Credit	Payable	Capital	Operating	Payments
2013	$-	$44,298	$16,539	$82,592	$143,429
2014	464,000	-	13,740	132,849	610,589
2015	1,232,000	-	13,740	149,898	1,395,638
2016	2,480,000	-	-	76,042	2,556,042
2017	1,000,000	-	-	-	1,000,000
	$5,176,000	$44,298	$44,019	$441,381	$5,705,698

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $390 for the three months ended March 31, 2012 compared to a loss of $3,550 for the three months ended March 31, 2011. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on January 18, 2012, the Company granted 125,000 warrants to Cenfin LLC, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009, as amended (See Note 4 to Consolidated Financial Statements).  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

Pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act, on March 14, 2012, in connection with the Master Services & Equipment Purchase Agreement between the Company and Hyatt Corporation, the board of directors approved the grant of an aggregate of 500,000 options to purchase shares of common stock, pursuant to the Company’s Long-Term Incentive Plan, to employees and/or contractors of the Company including the grant of 117,500 options to Michael S. Wasik, the Chief Executive Officer of the Company and the grant of 10,000 to Steve Skalski, the Chief Operating Officer of the Company.  Such options were issued at an exercise of $4.00 per share, vest on the anniversary of the grant date ratably over a 3 year period subject to certain performance metrics determined by the board of directors, and expire 7 years from the grant date.

Pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act, on March 16, 2012, the Company granted 125,000 warrants to Cenfin LLC, pursuant to the clauses outlined in the Credit Agreement dated June 5, 2009, as amended (See Note 4 to Consolidated Financial Statements).  Such warrants were issued at an exercise price of $2.00 per share and vest immediately; the warrants expire 3 years from the date of issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

10.1 Master Service and Equipment Purchase Agreement, dated March 12, 2012, by and between Hyatt Corporation and the Company.*

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

32.1 Certification of the Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.  Brackets surrounding asterisks in this exhibit denote the omissions.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer and Chief Financial Officer

Date:	May 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer and Chief Financial Officer

Date:	May 16, 2012