Form 10-Q/A
period 2012-03-31
ROOMLINX INC
filed 2012-07-27
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of July 26, 2012, was 6,405,413.

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to the Roomlinx, Inc. (the “Company” or the “Registrant”) Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 16, 2012 (the “Original Filing”), is being filed to amend the Original Filing as follows:

This Amendment is being filed for the purpose of refiling the Master Service and Equipment Purchase Agreement, by and between Hyatt Corporation and the Company, originally filed as Exhibit 10.1 to the Original Filing (the “MSA”), to address certain comments received from the Staff of the Securities and Exchange Commission with respect to the Company’s Application for Confidential Treatment for the MSA.

Except for the amendment described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing, nor does it reflect events occurring after the filing of the Original Filing.

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer and Chief Financial Officer

Date:	July 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer and Chief Financial Officer

Date:	July 26, 2012