Form 10-Q
period 2012-06-30
ROOMLINX INC
filed 2012-08-14
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of August 13, 2012, was 6,405,413.

ROOMLINX, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2

Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	25

Signatures	27

ROOMLINX, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
	$2,861,965	$361,228
Accounts receivable, net	1,296,834	889,657
Leases receivable, current portion	974,976	994,728
Prepaid and other current assets	340,853	192,221
Inventory, net	1,903,820	1,244,072
Total current assets	7,378,448	3,681,906

Property and equipment, net	1,972,809	2,145,831
Leases receivable, non-current	2,181,623	2,697,696
Total assets	$11,532,880	$8,525,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$1,606,718	$632,428
Accrued expenses and other current liabilities	547,065	462,296
Notes payable and other obligations, current portion	39,628	63,182
Unearned income, current portion	223,527	245,058
Deferred revenue, current portion	993,587	611,572
Total current liabilities	3,410,525	2,014,536

Deferred revenue, less current portion	86,531	-
Other non-current liabilities	57,697	-
Notes payable and other obligations, less current portion	22,254	1,582
Unearned income, less current portion	258,370	363,381
Line of credit, net of discount	3,836,164	3,025,223

Total liabilities	7,671,541	5,404,722

Equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding
(liquidation preference of $144,000 )	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,402,136 and 5,118,877 shares issued and outstanding at June 30, 2012 and
December 31, 2011, respectively	6,402	5,119
Additional paid-in capital	36,683,053	33,102,512
Accumulated deficit	(33,022,790)	(30,185,925)
Accumulated other comprehensive loss	(16,193)	(8,802)
	3,794,472	3,056,904
Non-controlling interest	66,867	63,807
Total equity	3,861,339	3,120,711
Total liabilities and equity	$11,532,880	$8,525,433

The accompanying notes are an integral part of these consolidated financial statements.

ROOMLINX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Hospitality	$1,904,531	$1,121,785	$3,203,158	$2,321,817
Residential	230,855	237,146	469,769	460,286
Total	2,135,386	1,358,931	3,672,927	2,782,103

Direct costs and operating expenses:
Direct Costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,888,967	774,687	2,943,911	1,581,801
Residential	174,488	152,723	339,922	306,751
Operating expenses
Operations	552,367	204,794	991,130	436,772
Product development	315,853	157,832	576,586	373,559
Selling, general and administrative	753,816	657,229	1,137,032	1,035,514
Depreciation	188,873	172,410	367,975	346,871
	3,874,364	2,119,675	6,356,556	4,081,268
Loss from operations	(1,738,978)	(760,744)	(2,683,629)	(1,299,165)

Interest and other income (expense), net	(72,652)	3,005	(153,236)	2,248

Net loss	(1,811,630)	(757,739)	(2,836,865)	(1,296,917)

Less: Net (income) loss attributable to the non-controlling interest	2,358	(1,740)	3,060	70

Net loss attributable to the Company	(1,809,272)	(759,479)	(2,833,805)	(1,296,847)

Other comprehensive income (loss):
Currency translation gain (loss)	(15,338)	(3,803)	(7,391)	13,039

Comprehensive loss	(1,824,610)	(763,282)	(2,841,196)	(1,283,808)

Comprehensive loss attributable to the non-controlling interest	$-	$-	$-	$-

Comprehensive loss attributable to the Company	$(1,824,610)	$(763,282)	$(2,841,196)	$(1,283,808)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.15)	$(0.52)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	5,893,814	5,093,400	5,506,347	5,026,529

The accompanying notes are an integral part of these consolidated financial statements.

ROOMLINX, INC.
CASH FLOW STATEMENTS
(unaudited)

	Six months ended June 30,
	2012	2011

Net loss	$(2,836,865)	$(1,296,847)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	367,975	346,871
Amortization of debt discount	161,108	63,367
Stock-based compensation	238,346	307,835
Provision for uncollectable accounts	144,189	105,770
Reserve for inventory obsolescence	15,000	-
Loss on cancellation of contracts	60,211	-
Change in operating assets and liabilities:
Accounts receivable	(551,366)	(57,600)
Prepaid and other current assets	(148,632)	15,810
Inventory	(674,748)	184,980
Accounts payable and other liabilities	1,116,756	75,243
Unearned income	(126,542)	(104,328)
Deferred revenue	468,546	177,360
Total adjustments	1,070,843	1,115,308
Net cash used in operating activities:	(1,766,022)	(181,539)

Cash flows from investing activities:
Lease financing provided to customers	-	(546,768)
Payments received on leases receivable	475,614	324,250
Purchase of property and equipment	(160,336)	(101,691)
Net cash provided by (used in) investing activities:	315,278	(324,209)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,993,311	125,000
Proceeds from the line of credit	1,000,000	710,000
Payments on capital lease	(7,082)	(5,084)
Payments on notes payable	(30,417)	(37,918)
Net cash provided by financing activities	3,955,812	791,998

Effect of exchange rate on cash	(4,331)	24,646

Net increase in cash and equivalents	2,500,737	310,896
Cash and cash equivalents at the beginning of year	361,228	314,368
Cash and cash equivalents at the end of year	$2,861,965	$625,264

Supplemental Cash Flow Information:
Cash paid for interest	$132,297	$73,789

Non-cash investing and financing activities:
Transfer of asset	$-	$19,041
Assets acquired under capital lease	$34,617	$-
Warrants issued in connection with line of credit	$350,167	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROOMLINX, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2012
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other				Total
	Number of		Number of		Paid - in	Comprehensive	Accumulated	Non-Contolling	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Interest	Income	Equity
Balances, January 1, 2012	720,000	$144,000	5,118,877	$5,119	$33,102,512	$(8,802)	$(30,185,925)	$63,807	$-	$3,120,711

Warrants issued in conjuction with draw on line of credit					350,167					350,167
Shares issued at $2.50 per share, net of costs			1,280,000	1,280	2,992,031					2,993,311
Cashless option exercises			3,259	3	(3)					-
Stock based compensation					238,346					238,346
Comprehensive income (loss):
Net loss							(2,836,865)	3,060	(2,833,805)	(2,833,805)
Other comprehensive income (loss):
Translation gain (loss)						(7,391)			(7,391)	(7,391)

Total other comprehensive income (loss)									(7,391)	(7,391)

Comprehensive income (loss)									$(2,841,196)	(2,841,196)

Balances, June 30, 2012	720,000	$144,000	6,402,136	$6,402	$36,683,053	$(16,193)	$(33,022,790)	$66,867		$3,861,339

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2012
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

Basis of Consolidation:  The consolidated financial statements include Roomlinx, Inc. and its wholly-owned subsidiaries and Arista Communications, LLC, a 50% subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  The results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.  These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

Accounts Receivable:  At June 30, 2012, one customer represented 20% and one customer represented 18% of the accounts receivable balance compared to one customer representing 42% and one customer representing 13% of the accounts receivable balance at June 30, 2011.

Revenue:  During the three months ended June 30, 2012 one customer contributed 18% and one customer contributed 11% of Roomlinx’s US hospitality revenue compared to one customer contributing 22% and one customer contributing 18% of Roomlinx’s US hospitality revenue during the same period in 2011.  Additionally, one customer contributed 55% to Roomlinx’s Canadian hospitality revenue in 2012 versus one customer contributing 49% and one customer contributing 11% in 2011.

During the six months ended June 30, 2012 four customers each contributed 11% of Roomlinx’s US hospitality revenue compared to one customer contributing 12% and one customer contributing 11% of Roomlinx’s US hospitality revenue during the same period in 2011.  Additionally, one customer contributed 53% to Roomlinx’s Canadian hospitality revenue in 2012 versus 52% in 2011.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.

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

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of June 30, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,505,421 shares as of June 30, 2012 and 1,069,054 as of June 30, 2011) would be to decrease the net loss per share.

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

2.   Leases Receivable

As of June 30, 2012, the Company had $3,156,599 in leases receivables, compared to $3,692,424 at December 31, 2011.  During the six months ended June 30, 2012 and 2011 the Company received payments of $475,614 and $324,250 respectively.    These leases have terms of 60 months and an average interest rate of 9.5%.  During the six months ended June 30, 2012, the Company recorded a loss of $60,211 related to the early termination of lease receivable contracts and is included in direct costs in the consolidated statement of comprehensive income (loss).  This loss is net of the return of equipment to inventory.

Future minimum receipts on lease receivables are as follows:

Twelve Months	Minimum
Ended June 30,	Receipts
2013	$974,976
2014	960,821
2015	705,892
2016	419,288
2017	95,622
$3,156,599

3.    Inventory

Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company maintains only the inventory necessary for contemplated installations.  Work in progress represents the cost of equipment and third party installation related to installations which were not completed prior to year-end.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of June 30, 2012 and December 31, 2011, the inventory impairment was mainly from raw materials, and results in a new cost basis for accounting purposes.

Inventory balances as of June 30, 2012 and December 31 2011 are as follows:

	2012	2011
Raw materials	$1,578,662	$671,991
Work in Process	430,158	662,081
	2,008,820	1,334,072
Reserve for Obsolescence	(105,000)	(90,000)
Inventory, net	$1,903,820	$1,244,072

4.    Notes Payable

The Company has two notes payable with an aggregate principal balance of $28,868 at June 30, 2012 and $59,285 at December 31, 2011.  These notes bear interest at 12% and 11%, respectively, and mature November 1, 2012 and March 1, 2013, respectively.  Monthly principal and interest payments total $5,533.

5.     Line of Credit

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC (the owner of Cenfin LLC beneficially owns approximately 31.8% of the Company’s common stock, inclusive of warrants, as of June 30, 2012), a Delaware limited liability company (“Cenfin”) which permits us to borrow up to $25 million until June 5, 2017.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.25%).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 and $4,176,000 at June 30, 2012 and December 31, 2011, respectively.  These advances will be repaid at various dates between 2014 and 2017.  A total of $19,824,000 is available for future borrowings. Interest expense of $128,353 and $59,902 was recorded for the six month periods ended June 30, 2012 and 2011, respectively.

The Credit Agreement requires that in conjunction with each advance we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of June 30, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Using the Black-Scholes pricing model adjusted for a blockage discount, warrants issued during the six months ended June 30, 2012 were valued at approximately $350,000 (see Note 7).   The fair value of warrants issued since inception of the Credit Agreement is approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness, accordingly additional interest expense of $161,108 and $63,366 was recorded for the six month periods ended June 30, 2012 and 2011, respectively.  The unamortized balance of these deferred costs was $1,339,836 and $1,150,777 at June 30, 2012 and December 31, 2011, respectively.  Borrowings outstanding are reported net of the deferred financing costs associated with these borrowings.

Future minimum payments under the line of credit are as follows:

Twelve Months Ended June 30,	Minimum Payments
2014	$340,000
2015	124,000
2016	1,942,000
2017	2,770,000
$5,176,000

6.     Commitments and Contingencies

Operating Leases:     On April 10, 2012 the Company executed a lease agreement for new office space with an effective date of May 1, 2012.  Terms of the lease establish a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  At June 30, 2012, the Company has a deferred rent liability of $75,952 included in other liabilities (current and non-current) as of June 30, 2012.  The Company’s future minimum lease payments are as follows: $106,189 for the twelve months ended June 30, 2013; $145,961 for the twelve months ended June 30, 2014; $151,210 for the twelve months ended June 30, 2015; and $38,021 for the twelve months ended June 30, 2016.

Capital Lease Obligations:  The Company has capital lease arrangements related to the acquisition of software.  These arrangements are collateralized by the software and expire at varying dates through September 2015 with future minimum lease payments as follows:  $38,618 for the twelve months ended June 30, 2013; $12,109 for the twelve months ended June 30, 2014; $13,210 for the twelve months ended June 30, 2015; and $1,101 for the twelve months ended June 30, 2016.

7.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of June 30, 2012 and 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accumulated and unpaid as of June 30, 2012, were $178,680; these dividends have not been declared by the board of directors and therefore are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of June 30, 2012 and December 31, 2011, there were 6,402,136 and 5,118,877 shares of common stock issued and outstanding, respectively.

On May 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from the Company for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of the Company and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  The Company sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Subsequently on June 20, 2012, the Company sold and issued an additional 80,000 shares of common stock and 40,000 warrants to certain other investors pursuant to an amendment to the SPA.  In the aggregate, the Company received net proceeds of $2,993,311 (gross proceeds of $3,200,000 less $206,689 of offering expenses) from these transactions.  Proceeds from such transactions will be used for general corporate and working capital purposes including deployment of the Company’s iTV applications under a Master Service Agreement with Hyatt Corporation announced on March 13, 2012.

Management reviewed the accounting treatment for the warrants issued under the SPA and determined the warrants met the applicable requirement under ASC 815-40-25 for equity classification.  Accordingly, these warrants are classified within shareholders’ equity as of June 30, 2012.  Under the terms of a Registration Rights Agreement (“RRA”) between the Company and the Investors in conjunction with the SPA, the Company filed a Form S-1 Registration Statement with the SEC on June 18, 2012, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the SPA and the shares of common stock to be issued upon exercise of the warrants issued pursuant to the SPA.  Such registration statement has not yet been declared effective by the SEC.  The Registration Rights Agreement obligates the Company to pay liquidated damages to the Investors should the Form S-1 not be declared effective by the SEC by September 4, 2012.  Liquidated damages under the RRA are limited to 1% of the SPA proceeds ($32,000) for each month the Form S-1 is not declared effective by the SEC up to a maximum of six months.

On June 19, 2012, employees of the Company executed cashless exercises of an aggregate of 6,000 vested stock options in accordance with the Company’s Stock Option Plan.  The exercise prices on the options were between $1.00 and $1.70 and the market price on the date of exercise was $2.40 resulting in an issuance of 3,259 shares of the Company’s common stock.

Warrants:

During the six months ended June 30, 2012, 250,000 warrants were granted pursuant to the clauses in the Cenfin Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire 3 years from the date of grant.

During the six months ended June 30, 2012, 640,000 warrants were issued pursuant to clauses in the Stock Purchase Agreement dated May 4, 2012 at an exercise price of $3.75, vested immediately, and expire 3 years from the grant date.

During the six months ended June 30, 2011, 177,500 warrants were granted pursuant to the Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire at 3 years from the grant dates.

During the six months ended June 30, 2011, an aggregate of 62,500 warrants previously issued under the Credit Agreement were exercised.  The warrants were exercised at a strike price of $2.00 resulting in cash receipts of $125,000.

As of June 30, 2012, the Company had 1,546,550 warrants outstanding.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the six month periods ended June 30, 2012 and 2011:

	2012	2011
Term	3 years	3 years
Expected volatility	108% - 148%	123% - 125%
Risk free interest rate	0.35% - 0.57%	0.72% - 1.18%
Dividend yield	0%	0%

The following is a summary of such outstanding warrants for the six month period ended June 30, 2012:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	726,550	$2.21
Granted and Issued	890,000	3.26
Expired/Cancelled	(70,000)	3.00
Outstanding and exercisable at June 30, 2012	1,546,550	$2.79	2.17	$426,300

Options:    In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of June 30, 2012, options to purchase 958,871 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

During the six month period ended June 30, 2012, the board of directors approved the grant of an aggregate of 381,247 Incentive Stock Options and an aggregate of 238,320 Non-Qualified options.  Such options were issued at exercise prices between $2.90 and $4.00, vest at various times over three years, and expire 7 years from the grant date.  No grants were made for the six month period ended June 30, 2011.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the six month period ended June 30, 2012:

Expected term	7 years
Expected volatility	221% - 225%
Risk free interest rate	1.10% - 1.69%
Dividend yield	0%

A summary of stock option activity under the Stock Option Plan is presented below:

		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
Options	Shares	Exercise Price	Life (in years)	Intrinsic Value
Outstanding at January 1, 2012	404,194	$2.78
Issued	619,567	3.85
Exercised	(6,000)	1.33
Expired/Cancelled	(58,890)	3.82
Outstanding at June 30, 2012	958,871	$3.42	3.70	$104,750
Vested & Exercisable at June 30, 2012	342,296	$2.70	3.56	$104,750

The Company recorded stock-based compensation expense of $238,346 and $307,835 for the six month periods ended June 30, 2012 and 2011, respectively.  The amounts are recorded in direct costs, operations, product development and selling, general and administrative expense in the consolidated statement of operations.  The fair value of stock options that vested and became exercisable during the six months ended June 30, 2012 and 2011 was $20,124 and $182,342 respectively. At June 30, 2012, there was approximately $2,090,051 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the six months ended June 30, 2012 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	63,296	$3.68	$2.98
Granted	619,567	3.85	3.84
Vested	(8,065)	2.71	2.50
Forfeited	(58,223)	3.88	3.87
Non-vested at June 30, 2012	616,575	$3.81	$3.77

8.      Segment Information

Financial information for our segments, as of June 30, 2012 and 2011, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended June 30, 2012
Revenue	$1,904,531	$230,855	$-	$2,135,386
Operating income (loss)	$(1,226,686)	$(57,966)	$(454,326)	$(1,738,978)
Net income (loss)	$(1,213,399)	$(57,966)	$(540,265)	$(1,811,630)

Three months ended June 30, 2011
Revenue	$1,121,785	$237,146	$-	$1,358,931
Operating income (loss)	$(404,658)	$(15,956)	$(340,130)	$(760,744)
Net income (loss)	$(366,544)	$(15,956)	$(375,239)	$(757,739)

Six months ended June 30, 2012
Revenue	$3,203,158	$469,769	$-	$3,672,927
Operating income (loss)	$(1,932,633)	$(66,515)	$(684,481)	$(2,683,629)
Net income (loss)	$(1,924,388)	$(66,515)	$(845,962)	$(2,836,865)

Six months ended June 30, 2011
Revenue	$2,321,817	$460,286	$-	$2,782,103
Operating income (loss)	$(735,063)	$(21,812)	$(542,290)	$(1,299,165)
Net income (loss)	$(669,494)	$(21,812)	$(605,611)	$(1,296,917)

Total assets as of June 30, 2012	$6,197,470	$231,633	$5,103,777	$11,532,880

Financial information of geographical data by segment

	United States	Canada	Other Foreign	Totals
Three months ended June 30, 2012
Hospitality Revenue	$1,714,511	$146,379	$43,641	$1,904,531
Residential Revenue	230,855	-	-	230,855
Totals	$1,945,366	$146,379	$43,641	$2,135,386

Three months ended June 30, 2011
Hospitality Revenue	$833,302	$239,704	$48,779	$1,121,785
Residential Revenue	237,146	-	-	237,146
Totals	$1,070,448	$239,704	$48,779	$1,358,931

Six months ended June 30, 2012
Hospitality Revenue	$2,820,642	$304,870	$77,646	$3,203,158
Residential Revenue	469,769	-	-	469,769
Totals	$3,290,411	$304,870	$77,646	$3,672,927

Six months ended June 30, 2011
Hospitality Revenue	$1,719,673	$504,696	$97,448	$2,321,817
Residential Revenue	460,286	-	-	460,286
Totals	$2,179,959	$504,696	$97,448	$2,782,103

Total assets as of June 30, 2012	$10,882,023	$532,698	$118,159	$11,532,880

9.      Contingent Liabilities

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claim that the Company owes them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.  The Company believes the plaintiffs’ claims are without merit.  The Action is currently pending.

Other than the foregoing, no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

10.      Subsequent Events

On July 31, 2012, the Company entered into a four year term note payable to the Federal Communications Commission (“FCC”) in the amount of $45,000, which, in addition to a $5,000 deposit that is payable by August 14, 2012, has been accrued in accrued expenses and other current liabilities on the balance sheet as of June 30, 2012.  This note is the result of two Forfeiture Orders issued by the FCC, each released on July 23, 2012 and each assessing fines in the amount of $25,000.  These Forfeiture Orders relate to 2008 violations of Cardinal Broadband, LLC, a wholly owned subsidiary of Cardinal Communications, Inc. and Canadian Communications, LLC which Roomlinx acquired in a Unit Purchase Agreement (“UPA”) on October 1, 2010.  The violations relate to (i) the failure to provide E911 service to a condominium community in Golden, Colorado for more than two months and (ii) Cardinal Communications providing the FCC with incorrect material factual information.  Management believes that the Company is fully indemnified by the sellers under the UPA for these amounts.   However the value of the indemnification is uncertain at this time and consequently no amount has been recorded for potential recovery.

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

Trends and Business Outlook

Our goal is to be the leading provider of in-room entertainment, programming, and internet connectivity to the hospitality industry.  Accordingly, we have developed a menu of product offerings that differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings.  Organizationally, we are building the scale, capacity, and reach to respond to our customers’ needs quickly.  Over the past year we have taken significant steps towards these goals, and in the first quarter of 2012 we signed a master service agreement with Hyatt Corporation.  We anticipate installing up to 60,000 Hyatt hotel rooms through March 2014.  As a result, management’s focus has shifted to operations in order to execute on the Hyatt master service agreement.

Where and how people communicate and access content is continuously changing, and this change has been documented by hotels when reviewing their guests’ habits.   Hotel guests are accessing content from the internet or alternative mobile sources such as laptops and smartphones.  Our Interactive TV (“iTV”) platform was developed to embrace these changing habits and allow guests easy access to their content, work files, and the internet via the in-room flat panel LCD television screen.  The majority of our business growth is the result of our development of platforms that meet the hotel guests’ expectations for accessibility to content and the value that it brings to the hotel owner.  Guest usage rates of iTV are higher at our current hotel installations than with traditional systems.  Our objective is to monetize the greater usage by guests of our iTV services as we increase our base of installed hotel rooms.  Consequently, we are investing in sales and marketing and customer support capabilities.  In addition we will continue to invest in the development and enhancement of the iTV platform as a differentiation from competitors.

Although our results demonstrate the initial success of our efforts, general economic conditions and market uncertainty may negatively impact our financial results in future periods.  We anticipate that the rate of new orders may vary significantly from quarter to quarter.  In addition our ability to complete installations of our iTV system in a timely and efficient manner may be negatively impacted by our internal operating capabilities as we build the internal structure and capabilities necessary to meet customer demands.  Consequently, if anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with sales “wins” and the resulting revenue stream, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses will exceed our revenues in the near term.  We have incurred operating losses since our inception and the financial resources available to us may not be sufficient to exploit all sales opportunities or to allow us to continue to adequately invest in the efforts described above.

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

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues for the three months ended June 30, 2012 and 2011 were $2,135,386 and $1,358,931 respectively, an increase of $776,455 or 57%, resulting primarily from installation revenue associated with the Hyatt MSA.

Hospitality

Hospitality revenue includes revenue from network and media system installations, support services, and recurring revenue from in-room media and entertainment services.  Hospitality revenue and associated direct costs were $1,904,531 and $1,888,967 for the three months ended June 30, 2012, and $1,121,785 and $774,687 for the comparable year earlier period.  The decline in hospitality margin to $15,564 from $347,098 reflects certain one-time costs associated with ramping up installation and support capabilities, including training costs, to meet demand and delivery schedules associated with the Hyatt MSA.

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of June 30, 2012 and 2011, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended June 30, 2012 and 2011 was $1,714,511 and $833,302 respectively, an increase of $881,209 or 106%.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Canada: Canadian hospitality revenue for the three months ended June 30, 2012 and 2011was $146,379 and $239,704 respectively, a decrease of $93,325 or 39%.   This revenue is primarily variable as it is dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended June 30, 2012 and 2011 was $43,641 and $48,779, respectively, a decrease of $5,138 or 11%.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended June 30, 2012 and 2011 was $230,855 and $237,146 respectively, and decrease of $6,291 or 3%.

Operational Expenses

Total operating expense for the three months ended June 30, 2012 and 2011 was $1,810,909 and $1,192,265 respectively; an increase of $618,644, or 52%.  This increase is primarily due to an increase of $607,755 in payroll, stock compensation, and related costs associated with hiring personnel to scale our operations for anticipated rapid growth of installation of our products pursuant to execution of the Hyatt MSA on March 12, 2012.

Our operations department expense increased $347,573 to $552,367 in the three months ended June 30, 2012 compared to the same period in 2011.  This increase is primarily due to an increase of $357,651 in payroll and related expenses related to increased staffing levels to support our commitments in regards to the Hyatt MSA.

Our product development department expense increased $158,021 to $315,853 in the three months ended June 30, 2012 compared to same period in 2011.  This increase is primarily due to an increase in payroll and related costs of $175,619, less a decrease of $10,887 in the cost of test equipment resulting from utilization of similar equipment at current hotel installations.

Our selling, general and administrative expenses increased $96,587 to $753,816 in the three months ended June 30, 2012 compared to the same period in 2011.  This increase is attributable to an increase in payroll and related costs of $74,485, and an increase in bad debt expense of $39,998.

Depreciation expense for the three months ended June 30, 2012 and 2011 was $188,873 and $172,410 respectively, an increase of $16,463 or 10%.

Our operating loss for the three months ended June 30, 2012 and 2011 was $1,738,978 and $760,744 respectively, an increase of $978,234 or 129%.  This increase is primarily attributable to personnel costs associated with the hiring of operational personnel to support the Hyatt MSA as more fully described under total operating expense.

Non-Operating

For the three months ended June 30, 2012 and 2011, our non-operating income was $83,257 and $75,515 respectively.  Non-operating income consists of interest income earned on lease receivables and foreign currency gains.  Our foreign currency gain was $3,365 and $7,878 for the three months ended June 30, 2012 and 2011, respectively.  This decrease is due to the fluctuations in the value of the foreign currency.

Our non-operating expenses for the three months ended June 30, 2012 and 2011 were $155,909 and $72,510 respectively, an increase of $83,399.  This increase is primarily attributable to an increase in interest expense of $34,748 consistent with the increase in our line of credit and an increase in financing costs of $50,333 associated with debt discount expense on warrants issued pursuant to draws against our line of credit.

For the three months ended June 30, 2012, we reported a net loss of $1,811,630, compared to a net loss of $757,739 for the three months ended June 30, 2011. As discussed above, increased personnel costs associated with the ramp up of personnel to support the Hyatt MSA was the primary factor that contributed to the increased net loss.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues for the six months ended June 30, 2012 and 2011 were $3,672,927 and $2,782,103 respectively, an increase of $890,824 or 32%, resulting from a 93% increase in installation revenues primarily related to the Hyatt MSA.

Hospitality

Hospitality revenue includes revenue from network and media system installations, support services, and recurring revenue from in-room media and entertainment services.  Hospitality revenue and associated direct costs were $3,203,158 and $2,943,911 for the six months ended June 30, 2012, and $2,321,817 and $1,581,801 for the comparable year earlier period.  The decline in hospitality margin to $259,247 from $740,016 reflects certain one-time costs associated with ramping up installation and support capabilities, including training costs, to meet demand and delivery schedules associated with the Hyatt MSA.

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of June 30, 2012 and 2011, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the six months ended June 30, 2012 and 2011 was $2,820,642 and $1,719,673 respectively, an increase of $1,100,969 or 64%.  This increase is primarily due to increased installations, hardware sales, and recurring revenue streams of our media and entertainment products.

Canada: Canadian hospitality revenue for the six months ended June 30, 2012 and 2011 was $304,870 and $504,696 respectively, a decrease of $199,826 or 40%.  This revenue is primarily variable as it is dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the six months ended June 30, 2012 and 2011 was $77,646 and $97,448, respectively, a decrease of $19,802 or 20%.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the six months ended June 30, 2012 and 2011 was $469,769 and $460,286 respectively, an increase of $9,483 or 2%.

Operational Expenses

Total operating expense for the six months ended June 30, 2012 and 2011 was $3,072,723 and $2,192,716 respectively; an increase of $880,007, or 40%.  This increase is primarily due to an increase of $818,228 in payroll, stock compensation, and related costs associated with hiring personnel to scale our operations for anticipated rapid growth of installation of our products pursuant to the then ongoing negotiation and signing of the Hyatt MSA on March 12, 2012.

Our operations department expense increased $554,358 to $991,130 in the six months ended June 30, 2012 compared to the same period in 2011.  This increase is primarily due to an increase of $514,415 in payroll and related expenses associated with increased staffing levels to support our commitments in regards to the Hyatt MSA.

Our product development department expense increased $203,027 to $576,586 in the six months ended June 30, 2012 compared to same period in 2011.  This increase is primarily due to an increase in payroll and related costs of $219,196, less a decrease of $23,916 in the cost of test equipment resulting from utilization of similar equipment at current hotel installations.

Our selling, general and administrative expenses increased $101,518 to $1,137,032 in the six months ended June 30, 2012 compared to the same period in 2011.  This increase is attributable to an increase of $53,617 in payroll and related costs; an increase of $35,709 in bad debt expense; and an increase of $18,920 in the cost of insurance.

Depreciation expense for the six months ended June 30, 2012 and 2011 was $367,975 and $346,871 respectively, an increase of $21,104 or 6%.

Our operating loss for the six months ended June 30, 2012 and 2011 was $2,683,629 and $1,299,165 respectively, an increase of $1,384,464 or 107%  This increase is primarily attributable to personnel costs associated with the hiring of operational personnel to support the Hyatt MSA as more fully described under total operating expense.

Non-Operating

For the six months ended June 30, 2012 and 2011, our non-operating income was $140,835 and $134,736 respectively.  Non-operating income is primarily attributable to $137,909 of interest income earned on lease receivables.  Our foreign currency gain was $2,926 and $2,521 for the six months ended June 30, 2012 and 2011, respectively, due to fluctuations in the value of the foreign currency.

Our non-operating expenses for the six months ended June 30, 2012 and 2011 were $294,071 and $132,488 respectively, an increase of $161,583.  This increase is primarily attributable to an increase in interest expense of $68,451 consistent with the increase in our line of credit and an increase in financing costs of $97,741 associated with debt discount expense on warrants issued pursuant to draws against our line of credit.

For the six months ended June 30, 2012, we reported a net loss of $2,836,865 compared to a net loss of $1,296,917 for the six months ended June 30, 2011. As discussed above, increased personnel costs associated with the ramp up of personnel to support the Hyatt MSA was the primary factor that contributed to the increased net loss.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 2012 we had $2,861,965 in cash and cash equivalents.  That amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2012.  Working capital at June 30, 2012 was $3,967,923, an increase of approximately $2.3 million compared to December 31, 2011.  The increase primarily reflects the proceeds from the sale of equity.

We minimize borrowings under the credit facility by requiring customers to pay a 50% deposit prior to commencement of installation activities.  In addition, we obtained trade credit from suppliers for a significant portion of installation materials presently held in inventory.  Customer deposits and trade credit are significant sources of liquidity.   Should the Company be unable to obtain sufficient amounts of trade credit to finance inventory or should delays in installations result in payments under trade lines occurring sooner than deployment of the underlying inventory, borrowings under the credit facility will increase.

Operating Activities

Net cash used by operating activities was $1,766,022 and $181,539 for the six months ended June 30, 2012 and 2011, respectively.  The increase in cash used in operations of $1,584,483 was primarily attributable to the increase in net loss of $1,539,948.  Non-cash adjustments increased cash provided by operations by $162,986 while the fluctuation in changes in operating assets and liabilities decreased cash used in operations by $207,451.  This is primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue.  Changes in significant recurring non-cash adjustments include stock based compensation and the amortization of debt discount.

 Investing Activities

Net cash provided by investing activities was $315,278 for the six months ended June 30, 2012 compared to $324,209 used by investing activities during the same period in 2011.  The increase in cash provided by investing activities of $639,487 was primarily attributable to (i) an increase in 2011 cash receipts against leases receivable totaling $151,364, and (ii) a savings of $546,768 resulting from a reduction in equipment installation lease financing provided to customers in 2012 versus 2011.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 were $3,955,812 and $791,998 respectively.  The increase in cash of $3,163,814 is primarily attributable to the sale of common stock as a result of the Company having entered into a Securities Purchase Agreement on May 4, 2012 with certain investors (collectively, the “Investors”), which resulted in proceeds of $2,993,311 after transaction costs, pursuant to which the Investors purchased Units from Roomlinx for a purchase price of $2.50 per Unit, defined as one share of common stock plus a warrant to purchase one-half share of common stock at an exercise price of $3.75.  See Note 7 for further details.  Additional financing activities included an increase in advances against the Company line of credit totaling $290,000 for the same six month period in 2011.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at June 30, 2012:

Twelve months ended	Line of	Notes	Lease Obligations		Minimum
June 30,	Credit	Payable	Capital	Operating	Payments
2013	$-	$28,868	$38,618	$106,189	$173,675
2014	340,000	-	12,109	145,961	498,070
2015	124,000	-	13,210	151,210	288,420
2016	1,942,000	-	1,101	38,021	1,981,122
2017	2,770,000	-	-	-	2,770,000
	$5,176,000	$28,868	$65,038	$441,381	$5,711,287

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign currency translation resulted in a loss of $7,391 for the six months ended June 30, 2012 compared to a gain of $13,039 for the six months ended June 30, 2011. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, In the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claim that the Company owes them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.  The Company believes the plaintiffs’ claims are without merit.  The Action is currently pending.

Other than the foregoing, no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), on May 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from the Company for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of the Company and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  The Company sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Subsequently on June 20, 2012, the Company sold and issued an additional 80,000 shares of common stock and 40,000 warrants to certain other investors pursuant to an amendment to the SPA.  In the aggregate, the Company received net proceeds of $2,993,311 (gross proceeds of $3,200,000 less $206,689 of offering expenses) from these transactions.  Proceeds from such transactions will be used for general corporate and working capital purposes including deployment of the Company’s iTV applications under a Master Service Agreement with Hyatt Corporation announced on March 13, 2012.

Under the terms of a Registration Rights Agreement (“RRA”) between the Company and the Investors in conjunction with the SPA, the Company filed a Form S-1 Registration Statement with the SEC on June 18, 2012, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the SPA and the shares of common stock to be issued upon exercise of the warrants issued pursuant to the SPA.  Such registration statement has not yet been declared effective by the SEC.  The Registration Rights Agreement obligates the Company to pay liquidated damages to the Investors should the Form S-1 not be declared effective by the SEC by September 4, 2012.  Liquidated damages under the RRA are limited to 1% of the SPA proceeds ($32,000) for each month the Form S-1 is not declared effective by the SEC up to a maximum of six months.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.1  Master Service and Equipment Purchase Agreement, dated March 12, 2012, by and between Hyatt Corporation and the Company incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-Q/A (Amendment No. 1) filed on July 27, 2012. *

10.2  Securities Purchase Agreement, dated May 4, 2012, by and among the Company and certain Investors, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 7, 2012.

10.3  First Amendment to Securities Purchase Agreement, dated June 15, 2012, by and among the Company and certain Investors.**

31.1  Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1  Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2  Certification of the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*Portions of this exhibit have been omitted pursuant to an August 6, 2012 Securities and Exchange Commission order granting registrant’s request for confidential treatment filed separately with the Securities and Exchange Commission.  Brackets surrounding asterisks in this exhibit denote the omissions.

** Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	August 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer

Date:	August 14, 2012