Form 10-Q
period 2012-09-30
ROOMLINX INC
filed 2012-11-14
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of November 10, 2012, was 6,405,413.

ROOMLINX, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	2

Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2012 (unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	26

Signatures	28

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,930,993	$361,228
Accounts receivable, net	1,395,327	889,657
Leases receivable, current portion	970,452	994,728
Prepaid and other current assets	593,003	192,221
Inventory, net	3,423,554	1,244,072
Total current assets	9,313,329	3,681,906

Property and equipment, net	885,072	2,145,831
Leases receivable, non-current	2,082,901	2,697,696
Total assets	$12,281,302	$8,525,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$2,927,564	$632,428
Accrued expenses and other current liabilities	316,447	462,296
Notes payable and other obligations, current portion	34,458	63,182
Unearned income, current portion	208,373	245,058
Deferred revenue, current portion	2,930,759	611,572
Total current liabilities	6,417,601	2,014,536

Deferred revenue, less current portion	89,522	-
Other non-current liabilities	46,240	-
Notes payable and other obligations, less current portion	52,399	1,582
Unearned income, less current portion	238,263	363,381
Line of credit, net of discount	3,921,670	3,025,223

Total liabilities	10,765,695	5,404,722

Equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000 at September 30, 2012 and December 31, 2011)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,405,413 and 5,118,877 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,405	5,119
Additional paid-in capital	36,865,383	33,102,512
Accumulated deficit	(35,572,771)	(30,185,925)
Accumulated other comprehensive income (loss)	13,573	(8,802)
Total Roomlinx, Inc. shareholders' equity	1,456,590	3,056,904
Non-controlling interest	59,017	63,807
Total equity	1,515,607	3,120,711
Total liabilities and equity	$12,281,302	$8,525,433

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the nine months ended September 30, 2012 and 2011
(unaudited0

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
Revenues:
Hospitality	$2,165,599	$946,350	$5,368,757	$3,268,166
Residential	221,615	237,532	691,384	697,819
Total	2,387,214	1,183,882	6,060,141	3,965,985

Direct costs and operating expenses:
Direct Costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,918,368	601,680	4,862,279	2,183,481
Residential	145,675	170,832	485,237	477,583
Operating expenses
Operations	628,638	190,608	1,550,403	627,380
Product development	312,076	150,393	837,586	523,953
Selling, general and administrative	737,066	382,899	1,995,343	1,418,413
Depreciation	191,389	175,816	559,364	522,687
Loss on asset impairment	1,112,470	-	1,112,470	-
	5,045,682	1,672,228	11,402,682	5,753,497
Operating loss	(2,658,468)	(488,346)	(5,342,541)	(1,787,512)

Non-operating income (expense):
Interest expense	(157,259)	(90,036)	(450,455)	(222,107)
Interest income	86,279	59,423	224,188	191,639
Other income	181,962	2,037	181,962	4,141
	110,982	(28,576)	(44,305)	(26,327)

Net loss	(2,547,486)	(516,922)	(5,386,846)	(1,813,839)

Less: Net (income) loss attributable to the non-controlling interest	(7,850)	1,065	(4,790)	1,135

Net loss attributable to the Company	(2,555,336)	(515,857)	(5,391,636)	(1,812,704)

Other comprehensive income (loss):
Currency translation gain	29,766	4,385	22,375	7,342

Comprehensive loss	(2,525,570)	(511,472)	(5,369,261)	(1,805,362)

Comprehensive loss attributable to the non-controlling interest	-	-	-	-

Comprehensive loss attributable to the Company	$(2,525,570)	$(511,472)	$(5,369,261)	$(1,805,362)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.10)	$(0.93)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	6,404,631	5,115,203	5,803,265	5,056,412

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
for the nine months ended September 30, 2012
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders’
	Shares	$0.20	Shares	$0.001	Capital	Income	(Deficit)	Interest	Equity
Balances, January 1, 2012	720,000	$144,000	5,118,877	$5,119	$33,102,512	$(8,802)	$(30,185,925)	$63,807	$3,120,711

Warrants issued in conjuction with draw on line of credit					350,167				350,167
Shares issued at $2.50 per share, net of costs			1,280,000	1,280	2,992,031				2,993,311
Cashless option exercises			6,536	6	(6)				-
Stock based compensation					420,679				420,679
Comprehensive income (loss):
Net loss							(5,386,846)	(4,790)	(5,391,636)
Other comprehensive income (loss):
Translation gain						22,375			22,375
Balances, September 30, 2012	720,000	$144,000	6,405,413	$6,405	$36,865,383	$13,573	$(35,572,771)	$59,017	$1,515,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Roomlinx, Inc.
CASH FLOW STATEMENTS
for the nine months ended September 30, 2012 and 2011

	2012	2011
	(unaudited)	(unaudited)

Net loss	$(5,386,846)	$(1,813,839)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	559,364	522,687
Amortization of debt discount	246,614	111,274
Stock-based compensation	420,679	471,408
Settlement of royalty payable	(179,834)	-
Provision for uncollectable accounts	40,000	(18,535)
Loss on cancellation of contracts	60,211	-
Reserve for inventory obsolescence	22,500	-
Asset impairment	1,112,470	-
Change in operating assets and liabilities:
Accounts receivable	(592,176)	(53,679)
Prepaid and other current assets	(400,782)	(29,254)
Inventory	(2,348,144)	(1,028,559)
Accounts payable and other liabilities	2,375,361	103,824
Unearned income	(161,803)	(182,408)
Deferred revenue	2,408,709	323,995
Total adjustments	3,563,169	220,753
Net cash used in operating activities:	(1,823,677)	(1,593,086)

Cash flows from investing activities:
Lease financing provided to customers	(142,879)	(612,047)
Payments received on leases receivable	721,739	536,015
Purchase of property and equipment	(183,789)	(131,718)
Net cash provided by (used in) investing activities:	395,071	(207,750)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,993,311	125,000
Proceeds from the line of credit	1,000,000	1,880,000
Proceeds from notes payable	45,000	-
Payments on capital lease	(9,700)	(7,698)
Payments on notes payable	(47,824)	(52,026)
Net cash provided by financing activities	3,980,787	1,945,276

Effects of foreign currency translation	17,584	(31,100)

Net increase in cash and equivalents	2,569,765	113,340
Cash and equivalents at beginning of period	361,228	314,368
Cash and equivalents at end of period	$2,930,993	$427,708

Supplemental Cash Flow Information:
Cash paid for interest	$202,231	$90,730

Non-cash investing and financing activities:
Transfer of asset	$-	$19,041
Assets acquired under capital lease	$34,617	$-
Debt discount on warrants issued in connection with line of credt	$350,167	$590,411

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
September 30, 2012
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

Basis of Presentation:  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  The results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.  These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Reclassification:  Certain amounts in the 2011 financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition:    Revenue is derived from the installation and ongoing services of in-room media, entertainment, and HD television programming solutions in addition to wired networking solutions and WiFi Fidelity networking solutions. Revenue is recognized when all applicable recognition criteria have been met, which generally include a) persuasive evidence of an existing arrangement; b) fixed or determinable price; c) delivery has occurring or service has been rendered; d) collectability of the sales price is reasonably assured.

Installations and service arrangements are contractually predetermined and such contractual arrangements may provide for multiple deliverables, revenue is recognized in accordance with ASC Topic 605, Multiple Deliverable Revenue.  The application of ASC Topic 605 may result in the deferral of revenue recognition for installations across the service period of the contract and the re-allocation and/or deferral of revenue recognition across various service arrangements.  Below is a summary of such application of the revenue recognition policy as it relates to installation and service arrangements the Company has with its customers.

The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - systems installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing contractual arrangements to identify all of the elements requires the use of judgment.  In the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, we determine the Relative Fair Value of each Element under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASC Topic 605 as follows:

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

Hospitality Service, Content and Usage Revenues

The Company provides ongoing 24x7 support to both its hotel customers and their guests, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Generally, support is invoiced in arrears on a monthly basis for content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  The Company’s policy prohibits the issuance of customer credits during the month of cancelation. The Company earns residuals as a percent of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

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

Accounts Receivable:  At September 30, 2012 and 2011, the Company had three customers who accounted for 39% (15%, 14% and 10%) and two customers who accounted for 46% (26% and 20%) of accounts receivable, respectively.

Revenue:  During the three months ended September 30, 2012 and 2011, two customers contributed 37% (20% and 17%) and 30% (17% and 13%), respectively of Roomlinx’s US hospitality revenue.

During the nine months ended September 30, 2011, two customers contributed 23% (12% and 11%) of Roomlinx’s US hospitality revenue compared to 2012 wherein Roomlinx had expanded its customer base sufficiently to eliminate concentration of risk defined as customers with greater than 10% of revenue.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.

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

Long-Lived Assets:  The Company reviews the carrying value of long-lived assets, such as property and equipment, whenever events or circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end users of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of September 30, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,477,541 and 1,130,744 as of September 30, 2012 and 2011, respectively) would be to decrease the net loss per share.

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

2.     Leases Receivable

As of September 30, 2012, the Company had $3,053,353 in leases receivable, compared to $3,692,424 at December 31, 2011.  During the nine months ended September 30, 2012 and 2011 the Company received payments of $721,739 and $536,015 respectively.  During the nine months ended September 30, 2012, the Company entered into a lease receivable for an aggregate amount of $142,879.  These leases have initial terms of 60 months and an average interest rate of 9.5%.  In addition, during the nine months ended September 30, 2012, the Company recorded a loss of $60,211 related to the early termination of lease receivable contracts.  This loss is net of the return of equipment to inventory and is included in direct costs in the consolidated statement of comprehensive income (loss).

Future minimum receipts on lease receivables are as follows:

Twelve Months Ended September 30,	Minimum Receipts
2013	$1,002,045
2014	920,268
2015	702,009
2016	359,305
2017	69,726
$3,053,353

3.     Inventory

Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company generally maintains only the inventory necessary for contemplated installations.  Work in progress represents the cost of equipment and third party installation related to installations which were not yet completed.

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of September 30, 2012 and December 31, 2011, the inventory obsolescence reserve was mainly related to raw materials.

Inventory balances as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Raw materials	$1,177,553	$671,991
Work in process	2,358,501	662,081
	3,536,054	1,334,072
Reserve for obsolescence	(112,500)	(90,000)
Inventory, net	$3,423,554	$1,244,072

4.     Asset Impairment

The Company’s wholly-owned subsidiary, Cardinal Hospitality, Ltd. (“CHL”) provides video-on-demand (“VOD”) utilizing proprietary technology to approximately 130 hotel properties in Canada (“the CHL properties”).  The CHL properties are primarily economy-class hotels.

During the three months ended September 30, 2012, the Company determined that it would no longer utilize its proprietary VOD system in future VOD service installations.  Rather than invest in upgrading or refreshing its proprietary technology, the Company determined it would purchase a third-party platform for all future VOD installations.  In addition, it concluded that its primary business strategy and technology development efforts will be focused on its proprietary interactive TV platform.  Due to the economy class nature of the CHL properties, management determined that the interactive TV platform is not appropriate for deployment at those properties.  Consequently, while services provided to the CHL properties will continue, no significant new business development will be pursued.

As a result of this strategic change we performed an evaluation as of September 30, 2012 of our long-lived assets associated with the CHL properties consisting primarily of property, plant, and equipment and property receivables.  In assessing impairment for long-lived assets we followed the provisions of ASC 360.  We performed our testing of the asset group at the individual property level, and our assessment included contractual terms and identifiable cash flows associated with providing on-going service.

In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to services provided at the CHL properties was less than the carrying value of the asset group. Therefore, an impairment charge was required.  An impairment charge of approximately $920,000 and $47,000 related to PP&E and property receivables, respectively, represented the difference between the fair values of the asset group and its carrying values and is reflected as Loss on asset impairment in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.  The impairment charges resulted from the excess of the carrying value of the asset group over the fair value (calculated based on the discounted expected future cash flows associated with VOD and free to guest services during the underlying contractual period).

In addition, we performed an analysis of the value of inventory held by CHL to determine the impact of the change in business strategy, as of September 30, 2012.  We determined that a write off of approximately $146,000 was required to reflect the obsolete nature of the inventory associated with VOD service.  The charge is included in the Loss on asset impairment in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.

5.     Settlement of Royalty Payable

In November 2011, the Company entered into a revised license agreement for studio films. Under the terms of the agreement, the Company was required to pay $105,000 in four equal quarterly payments to settle all previous amounts due to a studio.  In August 2012, the Company made the final payment resulting in a gain on the settlement of royalty payable in the amount of $179,834, such amount representing the excess of the accrued liability less the agreed upon settlement of $105,000. The settlement of royalty payable is included in other income on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012.

6.     Line of Credit

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC (the owner of Cenfin LLC beneficially owns approximately 31.8% of the Company’s common stock, inclusive of warrants, as of September 30, 2012), a Delaware limited liability company (“Cenfin”) which permits us to borrow up to $25 million until June 5, 2017.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.25%).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 and $4,176,000 at September 30, 2012 and December 31, 2011, respectively.  These advances will be repaid at various dates between 2014 and 2017.  A total of $19,824,000 is available for future borrowings. Interest expense of $196,846 and $98,601 was recorded for the nine month periods ended September 30, 2012 and 2011, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of September 30, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Using the Black-Scholes pricing model adjusted for a blockage discount, warrants issued during the nine months ended September 30, 2012 were valued at approximately $350,000 (see Note 7).   The fair value of warrants issued since inception of the Credit Agreement is approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness, accordingly additional interest expense of $246,614 and $111,274 was recorded for the nine month periods ended September 30, 2012 and 2011, respectively.  The unamortized balance of the debt discount was $1,254,330 and $1,150,777 at September 30, 2012 and December 31, 2011, respectively.  Borrowings outstanding are reported net of the debt discount associated with these borrowings.

Future minimum payments under the line of credit are as follows:

Twelve Months Ended September 30,	Minimum Payments
2013	$-
2014	340,000
2015	1,106,000
2016	2,130,000
2017	1,600,000
$5,176,000

7.     Commitments and Contingencies

Operating Leases:     On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease establish a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  At September 30, 2012, the Company has a deferred rent liability of $69,361 included in other liabilities (current and non-current) as of September 30, 2012.  The Company’s future minimum lease payments are as follows: $130,225 for the twelve months ended September 30, 2013; $147,273 for the twelve months ended September 30, 2014; and $152,085 for the twelve months ended September 30, 2015.

Capital Lease Obligations:  The Company has capital lease arrangements related to the acquisition of software.  These arrangements are collateralized by the software and expire at varying dates through September 2015 with future minimum lease payments as follows:  $14,143 for the twelve months ended September 30, 2013; $13,210 for the twelve months ended September 30, 2014; and $6,605 for the twelve months ended September 30, 2015.

8.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2012 and December 31, 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Class A dividends accumulated and unpaid as of September 30, 2012, were $181,920; these dividends have not been declared by the board of directors and therefore are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of September 30, 2012 and December 31, 2011, there were 6,405,413 and 5,118,877 shares of common stock issued and outstanding, respectively.

On May 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from the Company for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of the Company and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  The Company sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Subsequently on June 20, 2012, the Company sold and issued an additional 80,000 shares of common stock and 40,000 warrants to certain other investors pursuant to an amendment to the SPA.  In the aggregate, the Company received net proceeds of $2,993,311 (gross proceeds of $3,200,000 less $206,689 of offering expenses) from these transactions.  Proceeds from such transactions are being used for general corporate and working capital purposes including deployment of the Company’s iTV applications under a Master Service Agreement with Hyatt Corporation announced on March 13, 2012.

Management reviewed the accounting treatment for the warrants issued under the SPA and determined the warrants met the applicable requirement under ASC 815-40-25 for equity classification.  Accordingly, these warrants are classified within shareholders’ equity as of September 30, 2012.  Under the terms of a Registration Rights Agreement (“RRA”) between the Company and the Investors in conjunction with the SPA, the Company filed a Form S-1 Registration Statement with the SEC on June 18, 2012, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the SPA and the shares of common stock to be issued upon exercise of the warrants issued pursuant to the SPA.  Such registration statement was declared effective by the SEC on August 30, 2012 and accordingly, the Company no longer has potential liability for liquidated damages to the holders of such shares and warrants in respect of not having such registration statement timely declared effective by the SEC.

Warrants:

During the nine months ended September 30, 2012, 250,000 warrants were granted pursuant to the clauses in the Cenfin Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire 3 years from the date of grant.  In addition, 640,000 warrants were issued pursuant to clauses in the Stock Purchase Agreement dated May 4, 2012 at an exercise price of $3.75, vested immediately, and expire 3 years from the grant date.

During the nine months ended September 30, 2011, 470,000 warrants were granted pursuant to the Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire at 3 years from the grant dates.  In addition, an aggregate of 62,500 warrants previously issued under the Credit Agreement were exercised.  The warrants were exercised at a strike price of $2.00 resulting in cash receipts of $125,000.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the nine month periods ended September 30, 2012 and 2011:

	2012	2011
Term	3 years	3 years
Expected volatility	108% - 148%	122% - 125%
Risk free interest rate	0.35% - 0.57%	0.33% - 1.18%
Dividend yield	0%	0%

The following is a summary of such outstanding warrants for the nine month period ended September 30, 2012:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	726,550	$2.21
Granted and Issued	890,000	3.26
Expired/Cancelled	(70,000)	3.00
Outstanding and exercisable at September 30, 2012	1,546,550	$2.79	2.26	$539,400

Options:    In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. The Stock Option Plan provides for the issuance of up to 1,200,000 shares of common stock upon exercise of options which may be granted pursuant to the Stock Option Plan. As of September 30, 2012, options to purchase 930,991 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

During the nine month period ended September 30, 2012, the board of directors approved the grant of an aggregate of 441,247 Incentive Stock Options and an aggregate of 238,320 Non-Qualified options.  Such options were issued at exercise prices between $2.30 and $4.00, vest at various times over three years, and expire 7 years from the grant date.

During the nine month period ended September 30, 2011, the board of directors approved the grant of 10,000 Incentive Stock Options at an exercise price of $3.75.  These options vest on the anniversary date over a two year period and expire 7 years from the grant date.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the nine month periods ended September 30, 2012 and 2011:

	2012	2011
Expected term	7 years	7 years
Expected volatility	218% - 225%	132%
Risk free interest rate	1.11% - 1.69%	2.48%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan for the nine months ended September 30, 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	404,194	$2.78
Granted	679,567	3.72
Exercised	(14,000)	1.03
Forfeited	(138,770)	3.61
Outstanding at September 30, 2012	930,991	$3.37	5.19	$133,660
Exercisable at September 30, 2012	321,982	$2.74	2.82	$117,660

The Company recorded stock-based compensation expense of $420,679 and $284,795 for the nine month periods ended September 30, 2012 and 2011, respectively.  The amounts are recorded in direct costs, operations, product development and selling, general and administrative expense in the consolidated statement of comprehensive income (loss).  The fair value of stock options that vested and became exercisable during the nine months ended September 30, 2012 and 2011 was $24,620 and $161,768 respectively. At September 30, 2012, there was approximately $1,915,119 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the nine months ended September 30, 2012 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	63,296	$3.68	$2.98
Granted	679,567	3.72	3.84
Vested	(9,397)	3.64	1.90
Forfeited	(124,457)	3.63	3.61
Non-vested at September 30, 2012	609,009	$3.70	$3.66

9.      Segment Information

Financial information for our segments, as of September 30, 2012 and 2011, is as follows:

	Hospitality	Residential	Corporate	Totals

Three months ended September 30, 2012
Revenue	$2,165,599	$221,615	$-	$2,387,214
Operating loss	$(2,181,514)	$(45,306)	$(431,648)	$(2,658,468)
Net loss	$(1,985,025)	$(45,306)	$(517,155)	$(2,547,486)

Three months ended September 30, 2011
Revenue	$946,350	$237,532	$-	$1,183,882
Operating loss	$(280,628)	$(4,753)	$(202,965)	$(488,346)
Net loss	$(261,595)	$(4,753)	$(250,574)	$(516,922)

Nine months ended September 30, 2012
Revenue	$5,368,757	$691,384	$-	$6,060,141
Operating loss	$(4,114,148)	$(111,821)	$(1,116,572)	$(5,342,541)
Net loss	$(3,909,414)	$(111,821)	$(1,365,611)	$(5,386,846)

Nine months ended September 30, 2011
Revenue	$3,268,166	$697,819	$-	$3,965,985
Operating loss	$(1,015,692)	$(26,565)	$(745,255)	$(1,787,512)
Net loss	$(931,089)	$(26,565)	$(856,185)	$(1,813,839)

As of September 30, 2012
Total assets	$11,786,695	$286,746	$207,861	$12,281,302

Financial information of geographical data by segment

	United States	Canada	Other Foreign	Totals
Three months ended September 30, 2012
Hospitality Revenue	$1,950,500	$189,334	$25,765	$2,165,599
Residential Revenue	221,615	-	-	221,615
Totals	$2,172,115	$189,334	$25,765	$2,387,214

Three months ended September 30, 2011
Hospitality Revenue	$663,746	$233,272	$49,332	$946,350
Residential Revenue	237,532	-	-	237,532
Totals	$901,278	$233,272	$49,332	$1,183,882

Nine months ended September 30, 2012
Hospitality Revenue	$4,771,142	$494,204	$103,411	$5,368,757
Residential Revenue	691,384	-	-	691,384
Totals	$5,462,526	$494,204	$103,411	$6,060,141

Nine months ended September 30, 2011
Hospitality Revenue	$2,383,418	$737,968	$146,780	$3,268,166
Residential Revenue	697,819	-	-	697,819
Totals	$3,081,237	$737,968	$146,780	$3,965,985

As of September 30, 2012
Total assets	$11,550,935	$626,479	$103,888	$12,281,302

Roomlinx’s Canadian hospitality revenue is dependent on a significant customer.  For the three months and nine months ended September 30, 2012, such customer accounted for 55% and 54%, respectively, and for the three months and nine months ended September 30, 2011, such customer accounted for 53% and 51%, respectively.

10.      Contingent Liabilities

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues for the three months ended September 30, 2012 and 2011 were $2,387,214 and $1,183,882 respectively, an increase of $1,203,332 or 102%, resulting primarily from installation revenue associated with the Hyatt MSA.

Hospitality

Hospitality revenue includes revenue from network and media system installations, support services, and recurring revenue from in-room media and entertainment services.  Hospitality revenue and associated direct costs were $2,165,599 and $1,918,368 for the three months ended September 30, 2012, and $946,350 and $601,680 for the comparable year earlier period.  The increase in direct costs as a percentage of hospitality revenue is primarily related to management’s decision to increase monthly recurring revenue through the execution of agreements such as the Hyatt MSA.  Additionally, the Company wrote-off approximately $51,000 to direct costs and operating expenses related to obsolete inventory.

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of September 30, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended September 30, 2012 and 2011 was $1,950,500 and $663,746 respectively, an increase of $1,286,754 or 194%.  This increase is primarily due to the increase of installation revenue of $1,022,828 to $1,233,784 over same period in 2011, primarily the result of the Hyatt MSA.  Recurring revenue increased $203,493 to $699,676 or 41%.

Canada: Canadian hospitality revenue for the three months ended September 30, 2012 and 2011was $189,334 and $233,272 respectively, a decrease of $43,938 or 19%.   This revenue is primarily variable as it is dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended September 30, 2012 and 2011 was $25,765 and $49,332, respectively, a decrease of $23,567 or 48%.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended September 30, 2012 and 2011 was $221,615 and $237,532 respectively, and a decrease of $15,917 or 7%.

Operational Expenses

Total operating expense for the three months ended September 30, 2012 and 2011 was $2,981,642 and $899,716 respectively, an increase of $2,081,926, or 231%.  This increase is primarily due to (i) a one-time charge recognizing a loss attributable to the impairment of assets in the amount of $1,112,470 (more fully described below), (ii) an increase in personnel costs of $664,610 to support the execution of the installation of our products and their subsequent support in accordance with the Hyatt MSA dated March 12, 2012 and (iii) various operating expenses described below.

Our operations department expense increased $438,030 to $628,638 in the three months ended September 30, 2012 compared to the same period in 2011.  This increase is primarily due to an increase of $405,069 in payroll and related expenses for increased staffing levels to support our commitments in regards to the Hyatt MSA and approximately $26,000 of office rent.

Our product development department expense increased $161,683 to $312,076 in the three months ended September 30, 2012 compared to same period in 2011.  This increase is primarily due to an increase in payroll and related costs of $153,994 to further product enhancements.

Our selling, general and administrative expenses increased $354,167 to $737,066 in the three months ended September 30, 2012 compared to the same period in 2011.  This increase is primarily attributable to an increase in payroll and related costs of $105,547, and approximate increases of $83,000 in professional fees, $47,000 in marketing costs, $65,000 of bad debt expense and $30,000 in various overhead expenses.  Depreciation expense for the three months ended September 30, 2012 and 2011 was $191,389 and $175,816 respectively, an increase of $15,573 or 9%.

During the three months ended September 30, 2012 the Company recognized a $1,112,470 loss on the impairment of assets due to circumstances (See note 4) indicating the carrying value of Cardinal Hospitality, Ltd. (“CHL”) assets would not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  This loss resulted in the write-down of approximately $920,000 of property and equipment, $146,000 of inventory and $46,000 of property receivables.

Our operating loss for the three months ended September 30, 2012 and 2011 was $2,658,468 and $488,346 respectively, an increase of $2,170,122 or 444%.  This increase is due primarily to recognition of a loss on impairment of assets and personnel costs as more fully described above.

Non-Operating

For the three months ended September 30, 2012 and 2011, our non-operating income was $268,241 and $61,460 respectively, an increase of $206,781.  Non-operating income consists primarily of interest income earned on lease receivables and a gain on the settlement of royalty payable to a studio for VOD content in the amount of $179,834.

Our non-operating expenses for the three months ended September 30, 2012 and 2011 were $157,259 and $90,036 respectively, an increase of $67,223.  This increase is primarily attributable to an increase in interest expense of $29,975 consistent with the increase in our line of credit and an increase in financing costs of $37,598 associated with debt discount expense on warrants issued pursuant to draws against our line of credit.

For the three months ended September 30, 2012, we reported a net loss of $2,547,486, compared to a net loss of $516,922 for the three months ended September 30, 2011. As discussed above, the one-time recognition of a loss on asset impairment and increased personnel costs attributable to the Hyatt MSA were the primary factors that contributed to the increased net loss.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues for the nine months ended September 30, 2012 and 2011 were $6,060,141 and $3,965,985 respectively, an increase of $2,094,156 or 53%, resulting from an increase in installation revenues primarily related to the Hyatt MSA.

Hospitality

Hospitality revenue includes revenue from network and media system installations, support services, and recurring revenue from in-room media and entertainment services.  Hospitality revenue and associated direct costs were $5,368,757 and $4,862,279 for the nine months ended September 30, 2012, and $3,268,166 and $2,183,481 for the comparable year earlier period.  The increase in direct costs as a percentage of hospitality revenue is primarily related to management’s decision to increase monthly recurring revenue through the execution of agreements such as the Hyatt MSA.  Additionally, the Company recorded a $51,000 charge to direct costs and operating expenses related to obsolete inventory.

Our Hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of September 30, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the nine months ended September 30, 2012 and 2011 was $4,771,142 and $2,383,418 respectively, an increase of $2,387,724 or 100%.  This increase is primarily due to the increase of installation revenue of $1,885,798 to $2,849,911 over same period in 2011, primarily the result of the Hyatt MSA.  Recurring revenue increased $379,725 to $1,894,014 or 25%.

Canada: Canadian hospitality revenue for the nine months ended September 30, 2012 and 2011 was $494,204 and $737,968 respectively, a decrease of $243,764 or 33%.  This revenue is primarily variable as it is dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the nine months ended September 30, 2012 and 2011 was $103,411and $146,780, respectively, a decrease of $43,369 or 30%.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the nine months ended September 30, 2012 and 2011 was $691,384 and $697,819 respectively, a decrease of $6,435 or 1%.

Operational Expenses

Total operating expense for the nine months ended September 30, 2012 and 2011 was $6,055,166 and $3,092,433 respectively; an increase of $2,962,733 or 96%.  This increase is primarily due to a one-time charge recognizing a loss attributable to the impairment of assets in the amount of $1,112,470 (more fully described below) and an increase in personnel costs of $1,393,852 to support the execution of the installation of our products and their subsequent support in accordance with the Hyatt MSA dated March 12, 2012.

Our operations department expense increased $923,023 to $1,550,403 in the nine months ended September 30, 2012 compared to the same period in 2011.  This increase is primarily due to an increase of $868,923 in payroll and related expenses for increased staffing levels to support our commitments in regards to the Hyatt MSA and approximately $29,000 of office rent.

Our product development department expense increased $313,633 to $837,586 in the nine months ended September 30, 2012 compared to same period in 2011.  This increase is primarily due to an increase in payroll and related costs of $334,040 and a decrease of approximately $21,000 in test equipment.

Our selling, general and administrative expenses increased $576,930 to $1,995,343 in the nine months ended September 30, 2012 compared to the same period in 2011.  This increase is primarily attributable to an increase in payroll and related costs of $190,889, and approximate increases of $115,000 in professional fees, $65,000 in marketing costs, $90,000 in bad debt expense and $95,000 in various overhead expenses.

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $559,364 and $522,687 respectively, an increase of $36,677 or 7%.

On September 30, 2012 the Company recognized a $1,112,470 loss on the impairment of assets due to circumstances (See note 4) indicating the carrying value of Cardinal Hospitality, Ltd. (“CHL”) assets would not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  This loss resulted in the write-down of approximately $920,000 of property and equipment, $146,000 of inventory and $46,000 of property receivables.

Our operating loss for the nine months ended September 30, 2012 and 2011 was $5,342,541 and $1,787,512 respectively, an increase of $3,555,029 or 199%.  As discussed above, the one-time recognition of a loss on asset impairment and increased personnel costs attributable to the Hyatt MSA were the primary factors that contributed to the increased net loss.

Non-Operating

For the nine months ended September 30, 2012 and 2011, our non-operating income was $406,150 and $195,780 respectively, and increase of $210,370.  Non-operating income consists primarily of interest income earned on lease receivables and a gain on the settlement of royalty payable to a studio for VOD content in the amount of $179,834.

Our non-operating expenses for the nine months ended September 30, 2012 and 2011 were $450,455 and $222,107 respectively, an increase of $228,348.  This increase is primarily attributable to an increase in interest expense of $98,325 consistent with the increase in our line of credit and an increase in financing costs of $135,340 associated with debt discount expense on warrants issued pursuant to draws against our line of credit.

For the nine months ended September 30, 2012, we reported a net loss of $5,386,846 compared to a net loss of $1,813,839 for the nine months ended September 30, 2011.  This increase is due primarily to recognition of a loss on impairment of assets and personnel costs as more fully described above.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2012 we had $2,930,993 in cash and cash equivalents.  That amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through September 30, 2013.  Working capital at September 30, 2012 was $2,895,728, an increase of approximately $1.2 million compared to December 31, 2011. The increase primarily reflects the proceeds from the sale of equity.

We minimize borrowings under the credit facility by requiring customers to pay a 50% deposit prior to commencement of installation activities. In addition we obtained trade credit from suppliers for a significant portion of installation materials presently held in inventory.  Customer deposits and trade credit are significant sources of liquidity.   Should the Company be unable to obtain sufficient amounts of trade credit to finance inventory or should delays in installations result in payments under trade lines occurring sooner than deployment of the underlying inventory, borrowings under the credit facility will increase.

Operating Activities

Net cash used by operating activities was $1,823,677 and $1,593,086 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in cash used in operations of $230,591 was attributable to the increase in net loss of $3,573,007 less the increase cash provided by operations of $3,342,416.  Cash provided by operations included (i) an increase of $1,195,170 in non-cash expenses due to a $1,112,470 loss on asset impairment and other recurring non-cash adjustments such as stock based compensation and the amortization of debt discount, and (ii) an increase of $2,147,246 from the fluctuation in changes in operating assets and liabilities resulting from the Company requiring a 50% deposit at the time of hotel agreement execution and obtaining favorable vendor terms related to significant equipment purchases.

Investing Activities

Net cash provided by investing activities was $395,071 for the nine months ended September 30, 2012, compared to $207,750 used in investing activities during the same period in 2011.  The increase in cash provided by investing activities of $602,821 consists of (i) an increase in cash receipts against leases receivable of $185,724, and (ii) a savings of $469,168 resulting from a reduction in equipment installation lease financing provided to customers in 2012 versus 2011, less an increase in capital expenditures of $52,071.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 were $3,980,787 and $1,945,276 respectively.  The increase in cash of $2,035,512 is primarily attributable to the sale of common stock as a result of the Company having entered into a Securities Purchase Agreement (“SPA”) on May 4, 2012 with certain investors (collectively, the “Investors”), which resulted in proceeds of $2,993,311 after transaction costs, pursuant to which the Investors purchased Units from Roomlinx for a purchase price of $2.50 per Unit, defined as one share of common stock plus a warrant to purchase one-half share of common stock at an exercise price of $3.75.  See Note 7 for further details.  As a result of the SPA to fund operations, the Company was able to reduce its need to borrow against its line of credit over the same nine month period by $880,000.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at September 30, 2012:

Twelve
Months Ended	Line of	Notes	Lease Obligations		Minimum
September 30,	Credit	Payable	Capital	Operating	Payments

2013	$-	$26,008	$14,143	$130,225	$170,376
2014	340,000	13,957	13,210	147,273	514,440
2015	1,106,000	13,957	6,605	152,085	1,278,647
2016	2,130,000	12,794	-	-	2,142,794
2017	1,600,000	-	-	-	1,600,000
	$5,176,000	$66,716	$33,958	$429,583	$5,706,257

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Foreign currency translation resulted in a gain of $22,375 for the nine months ended September 30, 2012 compared to a gain of $7,342 for the nine months ended September 30, 2011. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 6. Exhibits

10.1  Master Service and Equipment Purchase Agreement, dated March 12, 2012, by and between Hyatt Corporation and the Company incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 10-Q/A (Amendment No. 1) filed on July 27, 2012. *

31.1  Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2  Certification of the chief financial officer to Section 302 of the Sarbanes-Oxley Act of 2002**

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

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	November 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

By:	/s/ Anthony DiPaolo
Anthony DiPaolo
Chief Financial Officer

Date:	November 13, 2012