Form 10-K
period 2012-12-31
ROOMLINX INC
filed 2013-04-16
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26213

ROOMLINX, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	83-0401552 (I.R.S. Employer Identification No.)

11101 W. 120th Avenue, Suite 200, Broomfield, CO 80021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2012, the last business day of the registrant’s most recently completed second quarter, as reported on the OTC Bulletin Board, was approximately $15,941,319.

As of, April 10, 2013, the registrant’s issued and outstanding shares were as follows:  6,429,413 shares common stock, 720,000 shares of Class A Preferred Stock.

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

Background

Roomlinx, Inc.

Roomlinx, Inc. was formed in 1998, is incorporated under the laws of the state of Nevada, and has its headquarters at 11101 W. 120th Avenue, Suite 200, Broomfield, CO 80021.

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC and its wholly owned subsidiaries, Cardinal Connect, LLC, a non-operating entity, Cardinal Broadband, LLC, and Cardinal Hospitality, Ltd.  The acquisition of Canadian Communications, LLC also included a 50% joint venture interest in Arista Communications, LLC; Roomlinx, Inc. has maintained this 50% joint venture interest.  Cardinal Broadband operates as a division of Roomlinx.

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

Wiens is the developer of the Arista residential/retail/office development in Broomfield, Colorado.  The joint venture was formed to provide telecommunication services to the Arista community.  Arista Communications provides telephone, television, and internet connectivity to the residents and businesses of the Arista development, including the 1st Bank Center, an 8,000-seat music and sports venue.  Roomlinx owns a 50% membership interest in Arista Communications through its Cardinal Broadband division.  Cardinal Broadband manages the operations of Arista Communications.  The financial statements of Arista Communications, LLC are consolidated with Roomlinx in accordance with ASC Topic 810, Consolidation.

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

Business

The Company’s primary business is focused on providing in-room media, entertainment, and HD television programming solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed internet access to hotels, resorts, and time share properties. Subsequent to the acquisition of Canadian Communications, LLC on October 1, 2010, the Company also provides both wired and wireless internet access, HD satellite television service, and telephone service both Plain Old Telephone Service (“POTS”) and Voice over Internet Protocol (“VOIP”), to residential and business customers.  In addition, the Company now provides VOD service to the hotel and timeshare industry throughout Canada, the United States, Mexico, and Aruba.

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of December 31, 2012, the Company was servicing approximately 75,000 RGUs within the hospitality sector, and 16 residential communities and small businesses, representing an additional 3,600 RGUs.

Our Products and Services

In-room media and entertainment

Roomlinx provides a suite of in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within our in-room media and entertainment offering include our proprietary Interactive TV platform (“iTV”) and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.    With Roomlinx, iTV guests will have access to a robust feature set through the HDTV such as:

●	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more
●	International and U.S. television programming on demand
●	Click and Go TV program guide or Interactive Program Guide (“IPG”)
●	Web Games
●	MP3 player and thumb drive access (edit and print documents)
●	Ability to send directions from the iTV system to a mobile device

Hotel guests can also easily order room service, interact with hotel associates, make restaurant reservations, edit and print documents as well as gain direct access to local dining, shopping, nightlife, cultural events or attractions all through a dynamic user interface on the TV.  The Roomlinx-Interactive TV platform integrates the TV and Internet experience.

The Company provides proprietary software, a media console and a USB input jack for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

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

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital “VoIP”.  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc. (formerly Qwest Communications), which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

Television service is typically provided via the Company’s agreements with DISH Network and DirecTV.  Most television service is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

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

Our Business Strategy

Our strategy is to focus our resources on delivering quality voice, video, data, media and entertainment, advertising, and E-commerce services to the hospitality industry and residential/business customers. We plan to aggressively penetrate the hotel, resort, and timeshare verticals through direct sales, channel sales agents, and, potentially, acquisitions or other strategic transactions. We plan to continually develop our Interactive TV platform to meet the needs of the ever changing habits of the hotel guest.

Our objective is to increase our recurring revenues and to generate profits through the installation of our Interactive TV platform, high speed internet products, high definition television, and our video-on-demand products. Roomlinx’ goal is to be the sole source solution for in-room technology, redefining how hotel guests access content, communicate, and use business tools.

Our residential and business telecommunications division, Cardinal Broadband, will seek to continue to expand its customer base by continuing to market to its current residential properties with the aim to increase its penetration at those properties.

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our Interactive TV platform.
❖	We are seeking to grow the number of RGUs under management.

❖	We are seeking to attain preferred vendor status or become a brand standard with premier hotel brands. Our hotel customers include many of the country’s most highly regarded hotel chains.
❖	We aspire to increase our advertising revenue by leveraging our portfolio of iTV installations.
❖	We plan to forge strong business partnerships with Fortune 500 companies that create operational efficiencies and product enhancements.
❖	We are seeking to leverage our core competencies by expanding the markets we serve beyond the United States, Canada, Mexico and Aruba into the Middle-East, Africa, Central America and the Caribbean.
❖	We anticipate expanding the IP-based services and Interactive TV platform that we offer to include:
●	Integration with new and ever increasing consumer web applications
●	Continued custom integration with the Hotel’s back office applications
●	Expanded IP-based advertising through the LCD television and laptop
●	Expanded IP-based E-Commerce through the LCD television and laptop
●	Growth in our custom software development and professional services revenues
❖	Through acquisition or organic growth we plan to:
■	Increase our media and entertainment base of customers
■	Increase our high speed Internet base of customers
■	Continue to focus on increasing revenues in our Canadian and other foreign segments
■	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV product

Our longer term strategies include the following:

❖	Expansion into the European and Asian hotel markets.
❖	Expansion into additional vertical markets, such as healthcare and high end retirement homes.

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

Sales and Marketing

Sales

As of April 10, 2013, our direct sales force consisted of 5 persons supplemented by strategic relationships with hardware, software, bandwidth and content providers. These organizations, several of which are Fortune 200 companies, already have preferred access to customers, which may give us an advantage in the marketplace. These strategic partners stand to benefit by increasing sales of their products and services, or strengthening existing relationships, as a result of pairing their offerings with Roomlinx offerings.  The size and scope of our strategic partners increases visibility and credibility at the corporate level of our brand targets allowing for simultaneous top down and bottom up sales strategies.

Marketing

We deploy a marketing mix consisting of:

●
Public Relations Programs. Communicate key initiatives, positive results, points of differentiation and promotions through press releases, industry events and key affiliations such as HTNG (Hotel Technology Next Generation) and AHLA (American Hotel and Lodging Association).

●	Direct Marketing Campaigns. Including digital, print and video delivery.
●
Product Development. Keeping a pulse on industry needs and wants through continual user research and development projects that result in differentiated products and services that provide financial and brand value to clients.

Operations

We have built a foundation on which to achieve quality customer service and scalability. We have achieved this by building the internal infrastructure, partnerships, and controls to scale quickly and offer quality services within the following areas: system design, system integration, system deployment, software development, project management, technical support, and on-going services.

For our high speed wired and wireless offering we act as a system designer, installer, and integrator that aggregates the products and services required to install wireless high-speed networks and deploys them through a delivery infrastructure that combines in-house technical and RF (radio frequency) experts with select system integrators in the customer’s area. After installation we seek to manage the network under a long-term contract.

For our proprietary Interactive TV platform and video-on-demand offering, we control the development of the product in-house, allowing us to have ultimate control of response time to customer requests for product customization and version updates.  For installation and support we utilize both certified partners and in-house personnel.  We use in-house personnel for project management and pro-active monitoring of our technical components in the field.

For our free-to-guest television programming, we design and deploy these projects using in-house personnel, as well as third party certified companies.  We purchase satellite television programming then resell to our hotel customers as an integrated package with our aforementioned offerings.  Ongoing service and support is provided using in-house resources and certified partners.  We use in-house personnel for project management and pro-active monitoring of our technical components in the field.

For our residential telecommunications offerings, we design and deploy these projects using in-house personnel, as well as outsourcing installation labor as needed.  Ongoing service and support is provided using in-house resources.  Television content and bandwidth provisioning is secured through 3rd party providers.

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

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.  However, with our FTG and iTV products we are able to offer HSIA services as part of a larger bundle of value services.

Media and Entertainment

The competitors to our Interactive TV platform are in their infancy.  However, due to our traction we believe companies may try to duplicate our offering.  Because of the technical challenges, the cost to develop, and the inability to develop quickly, we do not believe the majority of our competitors will be able to duplicate our offering and bring to market quickly.

The market for free to guest services in the hospitality industry is strong, and we believe it will remain strong for the future due to the demand for HD content.   We continue to win customers by being a single source for all of a hotel’s telecommunication needs and offering our value added iTV platform.

Current competition consists of players offering portions of our offering, such as video on demand, internet access, and free-to-guest programming. Competitors include:

●	NXTV/Quadriga, World Cinema, Lodgenet and Guest-Tek

Residential and Business Telecommunications

This market is served by multiple competitors, primarily the Incumbent Local Exchange Carriers (ILECs) (CenturyLink), the cable company (Comcast), and multiple small independent companies providing individual television, telephone, and internet services.  We believe we will continue to gain customers by distinguishing ourselves from our competitors by superior service and competitive pricing.  Sometimes we gain a competitive advantage because we are not an ILEC or large cable company, as many customers prefer a company who is not so large and can give customized attention to their individual needs.

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.

Product Development

We seek to continually enhance the features and performance of our existing products and services. In addition, we are continuing to evaluate new products to meet our customers’ expectations of ongoing innovation and enhancements.

Our ability to meet our customers’ expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and offering products on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, investments in product development.

Patents and Trademarks

We own the registered trademarks of “SuiteSpeed®,” “SmartRoom®,” and “Roomlinx®”.  We also have proprietary processes and other trade secrets that we utilize in our business.

Recent Financial Developments

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement (the “MSA”) pursuant to which Roomlinx has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Roomlinx’s media and entertainment solutions may be provided in the “full option” (Interactive TV) or the “lite option” (Video on Demand).

Pursuant to the MSA, we have agreed to make financing available to hotels that exceed certain minimum credit criteria for the purchase of equipment necessary for the provision of the Services at annual interest rates of no greater than 11.5% per annum and subject to certain restrictions and limitations.  The amount of financing that Roomlinx is required to provide will not exceed the lesser of (i) the amount of installation fees that are payable by Hyatt-owned hotels under Hotel Service Agreements that have not elected to receive equipment financing or (ii) $11 million.  To date, no financing has been requested by Hyatt properties.

The MSA terminates on the later of (i) 60 days following the five year anniversary of the effective date or (ii) if any Hotel Services Agreement is in effect on such five year anniversary, then the MSA will continue to apply to such Hotel Services Agreement until it expires.  The MSA may be terminated by Hyatt in the event (i) Roomlinx is in breach of certain obligations under the MSA, (ii) Roomlinx is subject to bankruptcy, assignment for the benefit of its creditors, is in receivership or similar proceeding or (iii) in the event of a delegation, transfer, assignment, change of control or ownership by Roomlinx or the sale of all or substantially all of its assets.

In March 2012, Roomlinx and Hyatt entered into the MSA which provided for, among other things, the obligation of Hyatt to order and to use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames measured from March 2012, subject to Roomlinx's satisfaction of certain other conditions of the MSA.

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA.  At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January, 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million. As of December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,125,000.

Hyatt recently requested, in exchange for other considerations, that, among other things, Roomlinx (i) remove the obligations of Hyatt to cause its own hotels and use commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product into a certain number of rooms within a certain timeframe, (ii) restructure or release the obligation of Hyatt to install iTV  in a portion or all of the additional 4,600 rooms covered by such Statements of Work but not yet installed, and (iii) obtain credits or refunds of any portion of the  $1.3 million of deposits held by the Company pursuant to the Statements of Work referred to above but not applied towards installations of the Company’s iTV product.  The Company and Hyatt have held discussions regarding a resolution of these items. Such resolution may include, among other things, that the Company agree to certain of Hyatt’s requests in consideration for the Company being authorized as a Hyatt approved provider of multiple products and services and favorable shifts in the advertising revenue sharing arrangement between the parties.  However, there are no guarantees that the parties will reach a resolution of these items at all or on the terms summarized above or that the suspension of obligations referred to in the preceding paragraph will end.  Hyatt Hotels continues to place orders for certain Roomlinx products and services.

See “Risk Factors” for a discussion of the potential effect on the Company of the Hyatt requests.

On May 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from the Company for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of the Company and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  The Company sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Subsequently on June 20, 2012, the Company sold and issued an additional 80,000 shares of common stock and 40,000 warrants to certain other investors pursuant to an amendment to the SPA.  In the aggregate, the Company received net proceeds of $2,993,311 (gross proceeds of $3,200,000 less $206,689 of offering expenses) from these transactions.  Proceeds from such transactions have been and will be used for general corporate and working capital purposes including deployment of the Company’s iTV applications under the MSA.

Employees

As of April 10, 2013 we had a total of 58 full-time personnel and one part-time employee. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

Risks Relating to Our Business

We Have Only a Limited Operating History, Which Makes It Difficult to Evaluate an Investment in Our Common Stock.

We have only a limited operating history upon which our business, financial condition and operating results may be evaluated. We face a number of risks encountered by early stage technology companies that participate in new technology markets, including our ability to:

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

Both our management and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. If we are unable to correct these weaknesses, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and the market price of our shares may be adversely impacted.

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2012, our management concluded that our internal control over our financial reporting was not effective.

In connection with their audit of our financial statements for the year ended December 31, 2012, our management and our independent registered public accounting firm identified and communicated to us material weaknesses in our internal control over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board that there is reasonable possibility that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls. The material weaknesses identified by our independent auditors include lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

Although we have adopted a remediation plan to improve our internal control over financial reporting, the plan may not be sufficient to overcome these material weaknesses. We will continue to implement measures to remedy these material weaknesses as well as other deficiencies identified by our independent auditors and us in order to meet the deadline and requirements imposed by Section 404 of the Sarbanes-Oxley Act. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our shares.

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

Substantial Dependence on Our Contract with Hyatt

In March 2012, Roomlinx and Hyatt entered into the MSA which provided for, among other things, the obligation of Hyatt to order and to use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames measured from March 2012, subject to Roomlinx's satisfaction of certain other conditions of the MSA.

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA.  At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January, 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million. As of December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,125,000.

Hyatt recently requested, in exchange for other considerations, that, among other things, Roomlinx (i) remove the obligations of Hyatt to cause its own hotels and to use commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product into a certain number of rooms within a certain timeframe, (ii) restructure or release the obligation of Hyatt to install iTV  in a portion or all of the additional 4,600 rooms covered by such Statements of Work but not yet installed, and (iii) obtain credits or refunds of any portion of the  $1.3 million of deposits held by the Company pursuant to the Statements of Work referred to above but not applied towards installations of the Company’s iTV product.  The Company and Hyatt have held discussions regarding a resolution of these items. Such resolution may include, among other things, that the Company agree to certain of Hyatt’s requests in consideration for the Company being authorized as a Hyatt approved provider of multiple products and services and favorable shifts in the advertising revenue sharing arrangement between the parties.  However, there are no guarantees that the parties will reach a resolution of these items at all or on the terms summarized above or that the suspension of obligations referred to in the preceding paragraph will end.  Hyatt Hotels continues to place orders for certain Roomlinx products and services.

We realized 52% of our total revenue from Hyatt controlled properties and an additional 19% of our total revenue from other Hyatt properties in 2012 and the continued suspension of Hyatt’s obligations under the MSA or the permanent removal of Hyatt’s obligations from the MSA could have a material and adverse effect on our business, financial condition and results of operations.

In the Event of a Change In Control of Our Company, Hyatt Has Certain Rights

In the event of a delegation, transfer, assignment, change of control or ownership of our Company or the sale of all or substantially all of our assets, Hyatt has certain rights under the MSA to express disapproval of the proposed transactions and would have the right to terminate the Master Services Agreement.  This termination right held by Hyatt could potentially make it difficult to explore opportunities to sell the Company or its assets.

Dependence on Key Customers and Suppliers

As a result of having signed the MSA, Hyatt Corporation properties accounted for 71% of Roomlinx revenue in 2012.  The remote control devices required to utilize our services are currently supplied by a single supplier and the content for our unlimited movie services is currently supplied by a single supplier.  Therefore, in the event that the supply of any of these items from any of these suppliers was to be interrupted without sufficient notice, it may have a material adverse impact on us.

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

If Our Hotel Customers Become Dissatisfied With Our Service, They May Elect Not to Renew Certain Products or Services With Us or They May Elect to Terminate Service Agreements, Which Could Have an Adverse Effect on Our Ability to Maintain or Grow Our Revenue.

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

Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. We have, to a limited extent, begun to serve as a conduit for personal information to third-party credit processors, service partners and others, and it is likely we will do so more regularly. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, FTC consumer protection regulations and Payment Card Industry (“PCI”) data security standards and, for the Healthcare division, the requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) and regulations thereunder. While we believe we have taken the steps necessary to assure compliance with all applicable regulations and have made necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.

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

 A Significant Amount of Our Common Stock is Held by a Few Stockholders

As of April 10, 2013, Matthew Hulsizer and Jennifer Just, directly and indirectly, together with certain of their affiliates, held 1,492,522 (or approximately 23.3%) of our outstanding shares of common stock and beneficially own approximately 31.8% (common stock, inclusive of warrants) and could, therefore, have a significant influence on us.

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

 Disclosure Controls and Procedures and Potential Inability to Make Required Public Filings;  Material Weakness in our Internal Controls

Given our limited personnel, we may be unable to maintain effective controls to ensure that we are able to make all required public filings in a timely manner. In fact, from December 27, 2005 until May 14, 2009, our Common Stock was removed from listing from the OTC Bulletin Board as a result of our failure to timely make all our required public filings.  If we do not make all public filings in a timely manner, our shares of common stock may again be delisted from the OTC Bulletin Board and we could also be subject to regulatory action and/or lawsuits by stockholders.

Both our management and our independent registered public accounting firm have identified a material weakness in our internal controls over financial reporting. If we are unable to correct this weakness, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and the market price of our shares may be adversely impacted.

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2012, our management concluded that our internal control over our financial reporting is not effective.

In connection with their audit of our financial statements for the year ended December 31, 2012, our management and our independent registered public accounting firm identified and communicated to us a material weakness in our internal controls over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board that there is reasonable possibility that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls. The material weakness identified by our independent auditors relates to a lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

Although we have adopted a remediation plan to improve our internal control over financial reporting, the plan may not be sufficient to overcome this material weakness. We will continue to implement measures to remedy this material weakness as well as other deficiencies identified by our independent auditors and us in order to meet the deadline and requirements imposed by Section 404 of the Sarbanes-Oxley Act. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We lease our principal offices, which are located at 11101 W. 120th Avenue, Suite 200, Broomfield, CO 80021, consisting of approximately 10,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

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

Other than the foregoing, there are no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

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

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX	January 1, - March 31, 2011	$0.70	$3.00
	April 1, - June 30, 2011	$1.75	$2.55
	July 1, - September 30, 2011	$2.07	$5.00
	October 1, - December 31, 2011	$2.55	$3.60
	January 1, - March 31, 2012	$2.25	$4.80
	April 1, - June 30, 2012	$2.15	$3.50
	July 1, - September 30, 2012	$2.30	$3.98
	October 1, - December 31, 2012	$1.80	$2.75

RMLXP	January 1, - March 31, 2011	$0.10	$0.10
	April 1, - June 30, 2011	$0.10	$0.11
	July 1, - September 30, 2011	$0.10	$0.25
	October 1, - December 31, 2011	$0.10	$0.10
	January 1, - March 31, 2012	$0.10	$0.10
	April 1, - June 30, 2012	$0.10	$0.10
	July 1, - September 30, 2012	$0.10	$0.12
	October 1, - December 31, 2012	$0.05	$0.12

The closing bid for our Common Stock on the OTC-Bulletin Board on April 10, 2013 was $1.75. Stockholders are urged to obtain current market quotations for our common stock. As of April 10, 2013, 6,429,413 shares of Common Stock were issued and outstanding which were held of record by 150 persons. As of April 10, 2013, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by 2 persons.

Dividends

The Company has not paid any cash dividends on its stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2012 accumulated but unpaid Class A Preferred Stock dividends aggregated $185,160. Payments must come from funds legally available for dividend payments.  It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Issuer Purchases of Equity Securities

During 2012, the Company did not repurchase any shares of our common or preferred stock.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index and (ii) the cumulative total return of all companies (the “Peer Group”) with the same four-digit standard industrial code (“SIC”) as the Company (SIC 4841 – Cable and Other Pay Television Services over the period and SIC 4899 – Communication Services, NEC) over the period from January 1, 2007 through December 31, 2012.  The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends. The Company did not declare or pay any dividends on its common stock in 2012. The graph is not necessarily indicative of future price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Footnotes:
$100 invested on 01/01/07 in stock or index, including reinvestment of dividends
Fiscal years ended December 31

Recent Sales of Unregistered Securities

On December 27, 2012, the Board determined to grant options to certain employees to purchase an aggregate of 157,250 shares of Roomlinx Common Stock in connection with the Company’s 2012 employee bonus plan, including the grant of 60,000 options to Michael S, Wasik, Chief Executive Officer and Chairman of the Board of Directors of the Company, and 6,250 options to Anthony Dipaolo, the former Chief Financial Officer and Principal Accounting Officer of the Company.  The options were granted at an exercise price of $2.00 per share, representing the closing price of the Roomlinx Common Stock on December 27, 2012.  The options will vest on the anniversary of the grant date ratably over a 3 year period and will expire at the end of the day on the 7th anniversary of the grant date.

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

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.    With Roomlinx, iTV guests will have access to a robust feature set through the HDTV such as:

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

The Company provides proprietary software, a media console and an extended USB port for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

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

The Company generates revenue through:

●	Network design and installation services
●	Delivery of telephone service (billed monthly)
●	Delivery of Internet service (billed monthly)
●	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
●	Management fees for the management of affiliated communication systems

Highlights

The highlights and business developments for the year ended December 31, 2012 include the following:

❖	Total revenues increased 116%.
❖	Hospitality revenues increased 138%.
❖	Room RGUs increased 72%.
❖	Signed a master service agreement with Hyatt Hotels.
❖	Signed a programming and marketing agreement with DISH Network Corporation.
❖	Signed a marketing and promotional agreement with Starz Entertainment.
❖	Hired and trained over 50 new employees.
❖	Signed an OEM and marketing agreement with HP.
❖	Developed and implemented SmartEvent programs allowing conference and social planners to purchase TV distribution of information.

Hyatt Master Services Agreement

On March 12, 2012, we entered into the MSA with Hyatt, pursuant to which we have agreed to provide in-room media and entertainment solutions, including our proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Our iTV system may be provided in the “full option” (Interactive TV), the “mid option” (SmartTV) or the “lite option” (Video on Demand).

Pursuant to the MSA, we have agreed to make financing available to hotels that exceed certain minimum credit criteria for the purchase of equipment necessary for the provision of the Services at annual interest rates of no greater than 11.5% per annum and subject to certain restrictions and limitations.  The amount of financing that we required to provide will not exceed the lesser of (i) the amount of installation fees that are payable by Hyatt-owned hotels under Hotel Service Agreements that have not elected to receive equipment financing or (ii) $11 million.  To date, no financing has been requested by Hyatt properties.

The MSA terminates on the later of (i) 60 days following the five year anniversary of the effective date or (ii) if any Hotel Services Agreement is in effect on such five year anniversary, then the MSA will continue to apply to such Hotel Services Agreement until it expires.  The MSA may be terminated by Hyatt in the event (i) we are in breach of certain obligations under the MSA, (ii) we are subject to bankruptcy, assignment for the benefit of its creditors, is in receivership or similar proceeding or (iii) in the event of a delegation, transfer, assignment, change of control or ownership by us or the sale of all or substantially all of our assets.

In March 2012, Roomlinx and Hyatt entered into the MSA which provided for, among other things, the obligation of Hyatt to order and to use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames measured from March 2012, subject to Roomlinx's satisfaction of certain other conditions of the MSA.

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA.  At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January, 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million. As of December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,125,000.

Hyatt has recently requested, in exchange for other considerations, that, among other things, Roomlinx (i) remove the obligations of Hyatt to cause its own hotels and to use commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product into a certain number of rooms within a certain timeframe, (ii) restructure or release the obligation of Hyatt to install iTV  in a portion or all of the additional 4,600 rooms covered by such Statements of Work but not yet installed, and (iii) obtain credits or refunds of any portion of the  $1.3 million of deposits held by the Company pursuant to the Statements of Work referred to above but not applied towards installations of the Company’s iTV product.  The Company and Hyatt have held discussions regarding a resolution of these items. Such resolution may include, among other things, that the Company agree to certain of Hyatt’s requests in consideration for the Company being authorized as a Hyatt approved provider of multiple products and services and favorable shifts in the advertising revenue sharing arrangement between the parties.  However, there are no guarantees that the parties will reach a resolution of these items at all or on the terms summarized above or that the suspension of obligations referred to in the preceding paragraph will end.  Hyatt Hotels continues to place orders for certain Roomlinx products and services.

See “Risk Factors” for a discussion of the potential effect on the Company of the Hyatt requests.

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room entertainment, programming and internet connectivity.  We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings. Over the past year, we have taken significant steps towards these goals and in the first quarter of 2012 we signed a master services agreement with Hyatt Corporation which we believe validates our technology and our market approach.  We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative mobile sources, such as laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’ growth in 2012 can be attributed to sales of our Interactive TV product, high speed internet services and free-to-guest TV programming. We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

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

The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - systems installations and a variety of services related to high speed internet access, free-to-guest programming, video on demand, and iTV as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment, however, once the deliverables have been identified, the Relative Fair Value of each Element was determined under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASC Topic 605, “Revenue Recognition”.

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

In February 2013, the FASB issued FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  This ASU will require entities to present, either in a note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items effected by the reclassification.  If a component is not required to be reclassified, to net income in its entirety, a company would instead cross reference to the related footnote for additional information.  This guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Our revenues for the years ended December 31, 2012 and 2011 were $13,615,865 and $6,223,925 respectively, an increase of $7,391,940, or 119%, reflecting an increase in installation revenue of approximately $6,900,000 and an increase in recurring revenue of approximately $490,000.  During the year ended December 31, 2012, monthly recurring revenue increased approximately $65,000 for annual revenue of $4,450,000 in 2012.  Substantially all of the increased revenue was attributable to the Hyatt MSA.

Direct costs exclusive of operating expenses for the years ended December 31, 2012 and 2011 were $12,637,242 and $4,757,072 respectively, an increase of $7,880,170, or 166%.  Installation direct costs increased approximately $6,900,000 and include the cost of equipment, warehousing and freight, 3rd party labor, transportation costs and direct payroll costs. Recurring direct costs increased approximately $700,000 and primarily include the costs of our 24x7 call center, free to guest programming, pay per view content and 3rd party labor.  Substantially all of the increase in direct costs was attributable to the Hyatt MSA.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of December 31, 2012, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, video-on-demand, free to guest programming, and, advertising and e-commerce products.

United States: US hospitality revenue for the year ended December 31, 2012 and 2011 was $11,928,694 and $3,909,726 respectively, an increase of $8,018,968 or 205%.  This increase consists of approximately $7,100,000 of installation revenue and an increase in recurring revenue of $910,000 or 46%.  As of December 31, 2012 and 2011, the Company had approximately 75,000 and 43,500 RGUs in service.  Substantially all of the increased revenue was attributable to the Hyatt MSA.

Canada: Canadian hospitality revenue for the year ended December 31, 2012 and 2011 was $629,143 and $1,170,319 respectively, a decrease of $541,176 or 46%.  This decrease consists of a decline in installation revenue of approximately $206,000 and $335,176 in recurring revenue.  We believe the change in recurring revenue relates to a combination of variables including (i) a reduction in rooms being serviced, (ii) occupancy rates and (iii) alternative sources of video on demand (“VOD”), primarily available through the internet.  These alternative sources have caused Roomlinx to evaluate on a case by case basis, hotels whose contracts come up for renewal.

Other Foreign: Other foreign hospitality revenue for the years ended December 31, 2012 and 2011 was $142,974 and $201,563 respectively, a decrease of $58,589 or 29%.  We believe this decrease is recurring revenue relates to a combination of variables including (i) a reduction in rooms being serviced, (ii) occupancy rates and (iii) alternative sources of video on demand (“VOD”), primarily available through the internet.  These alternative sources have caused Roomlinx to evaluate on a case by case basis, hotels whose contracts come up for renewal.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the year ended December 31, 2012 and 2011 was $915,054 and $942,317 respectively, a decrease of $27,263 or 3%.  We believe the decline in recurring revenue relates to customers switching to alternative service providers and management companies of multiple dwelling units obtaining a fixed rate for services which it now includes in their tenant’s lease terms.

Operational Expenses

Total operating expenses for the years ended December 31, 2012 and 2011 were $8,236,679 and $4,180,141 respectively, an increase of $4,056,538 or 97%.  This increase is primarily due to (i) a one-time charge recognizing a loss attributable to the impairment of assets in the amount of $1,112,470 (more fully described below), (ii) an increase in personnel and related costs plus contractual services of $2,068,627 to support the execution of the installation of our products and their subsequent support in accordance with the Hyatt MSA dated March 12, 2012 and (iii) approximately $849,000 of various selling, general and administrative expenses as described below.

Operations expense for the years ended December 31, 2012 and 2011 was $2,128,651 and $925,293, respectively, an increase of $1,203,358 or 130%.  This increase is primarily due to compensation and related costs plus contractual services in the amount of $1,112,808.  Additionally, operations’ allocation for rent in 2012 was $58,309 greater than 2011.

Product development expenses for the years ended December 31, 2012 and 2011 was $1,280,743 and $725,993, respectively, an increase of $554,750 or 76%.  This increase is primarily due to compensation and related costs plus contractual services in the amount of $542,216.  Product development costs are expected to continue to increase with expanded developmental efforts being led to enhance media and entertainment product offerings in order to accommodate growing customer demands.  Additionally, product developments’ allocation for rent in 2012 was $17,973 greater than 2011.

Selling, general and administrative expenses for the years ended December 31, 2012 and 2011 was $3,064,200 and $1,833,038, respectively, an increase of $1,231,162 or 67%.  This increase is primarily due to an increase in (i) compensation and related costs plus contractual services totaling $413,603, (ii) professional services (including legal, accounting, SEC filings/XBRL and insurance) totaling $242,877, (iii) marketing and investor relations totaling $85,327, (iv) bad debt expense of $335,876 and (v) stock based compensation of $47,430.  The remaining increase in 2012 costs of $106,049 was related to various operating costs.

Depreciation expense for the years ended December 31, 2012 and 2011 was $650,615 and $695,817, respectively, a decrease of $45,202 or 6%.

During the year ended December 31, 2012 the Company recognized a $1,112,470 loss on the impairment of assets due to circumstances (See note 5) indicating the carrying value of Cardinal Hospitality, Ltd. (“CHL”) assets would not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. This loss resulted in the write-down of approximately $920,000 of property and equipment, $146,000 of inventory and $46,000 of property receivables.

Our operating loss increased to $7,258,056 for the year ended December 31, 2012 compared to $2,713,288 for the year ended December 31, 2011, an increase of $4,544,768.  This increase is due primarily to the recognition of a loss on impairment of assets and personnel costs as more fully described above.

Non-Operating

For the years ended December 31, 2012 and 2011, the Company’s non-operating income was $468,047 and $398,965 respectively.  The net increase of $69,082 is due to an increase in interest income on lease receivables and a gain on the forgiveness of debt of $34,058 and $35,024, respectively.

Non-operating expenses for the years ended December 31, 2012 and 2011 were $601,725 and $340,072   respectively, an increase of $261,653 due primarily to advances against the Cenfin line of credit (see Note 8 to the Financial Statements) consisting of an increase of $109,958 in interest expense attributable to advances made in Q4 of 2011 and Q1 of 2012 plus an increase of $156,776 of deferred debt discount attributable to the warrants issued to at the time of such line of credit advances.

For the years ended December 31, 2012 and 2011, the Company experienced net losses of $7,391,734 and $2,654,395 respectively, an increase of $4,737,339.  This increase is due primarily to recognition of a loss on impairment of assets and personnel costs as more fully described under the “Operating Expenses” section above.

Related Party Transactions

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company (see Note 8 to the Financial Statements).  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.25% at December 31, 2012).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,172,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

During the year ended December 31, 2012, the Company made interest payments of $260,221 to Cenfin and Cenfin advanced the Company $1,000,000.  Pursuant to these advances, the Company granted Cenfin 206,000 warrants with a strike price of $2.00 and 44,000 warrants with a strike price of $4.00.

Amounts outstanding under the Credit Agreement was $5,176,000 at December 31, 2012.

Effective July 25, 2011, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012 and 2011, Roomlinx had paid TRG $94,950 and $14,535, respectively, for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $46,321 for its services since March of 2012.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2012 the Company had $3,211,182 in cash and cash equivalents.  That amount, in addition to the credit facility provided by Cenfin, LLC, is sufficient to fund operating activities, new product installations, and to continue investing in our new media and entertainment product through 2013.  Our ability to fully draw on the line of credit may be limited by the collateral and financial covenant requirements.  Working capital at December 31, 2012 was $1,700,723, an increase of approximately $33,000 compared to December 31, 2011. The increase consists primarily of proceeds from the sale of equity of approximately $3,000,000 adjusted by the change in operating assets and liabilities, primarily accounts receivable, inventory, customer deposits, and accounts payable.

We minimize borrowings under the credit facility by requiring customers to pay a 50% deposit prior to commencement of installation activities. In addition we obtained trade credit from suppliers for a significant portion of installation materials presently held in inventory.  Customer deposits and trade credit are significant sources of liquidity.   Should the Company be unable to obtain sufficient amounts of trade credit to finance inventory or should delays in installations result in payments under trade lines occurring sooner than deployment of the underlying inventory, borrowings under the credit facility may increase.

Beginning in January 2013, the Company initiated a vendor review program of its significant partners to validate vendor product performance vs. specifications and the accuracy of its vendors' invoices. As a result of this effort, the Company expects to extinguish approximately $300,000 of liabilities related to the year ended December 31, 2012. This vendor review program will be applied to substantially all vendors in 2013 and maintained thereafter.

Operating Activities

Net cash used by operating activities was $1,778,945 and $972,937 for the years ended December 31, 2012 and 2011, respectively.  The increase in cash used in operations of $806,008 was attributable to the increase in net loss of $4,737,339 less the increase in cash provided by operations of $3,931,331.  Cash provided by operations included (i) an increase of $1,484,794 in non-cash expenses due to a $1,112,470 loss on asset impairment, an increase in the provision for uncollectable accounts of $291,946 and other recurring non-cash adjustments such as stock based compensation and the amortization of debt discount, and (ii) an increase of $2,446,537 from the fluctuation in changes in operating assets and liabilities.  The change in operating assets and liabilities were primarily due to the increase in accounts payable reflecting favorable vendor terms less the increase in inventory and the increase in accounts receivable due to the increase in RGUs and therefore monthly recurring revenue.

Investing Activities

Net cash provided by investing activities was $628,268 for the year ended December 31, 2012 compared to $1,498,051 used in investing activities during the same period in 2011.  The increase in cash provided by investing activities of $2,126,319 consists of (i) an increase in cash receipts against leases receivable of $249,645, and (ii) a savings of $1,903,477 resulting from a reduction in equipment installation lease financing provided to customers in 2012 versus 2011 less an increase in capital expenditures of $26,803.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 were $3,963,505 and $2,528,057 respectively.  The increase in cash of $1,435,448 is primarily attributable to the sale of common stock as a result of the Company having entered into a Securities Purchase Agreement (“SPA”) on May 4, 2012 with certain investors, pursuant to which the investors purchased Units from Roomlinx for a purchase price of $2.50 per Unit, defined as one share of common stock plus a warrant to purchase one-half share of common stock at an exercise price of $3.75, which resulted in proceeds of $2,993,311 to the Company after transactions costs.  See Note 11 for further details.  As a result of the SPA to fund operations, the Company was able to reduce its need to borrow against its line of credit in 2012.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2012:

Year Ended	Line of	Notes	Lease Obligations		Minimum
December 31,	Credit	Payable	Capital	Operating	Payments

2013	$-	$10,631	$13,739	$131,537	$155,907
2014	464,000	10,964	13,739	148,585	637,288
2015	1,232,000	12,233	2,290	114,064	1,360,587
2016	2,480,000	8,932	-	-	2,488,932
2017	1,000,000	-	-	-	1,000,000
	$5,176,000	$42,760	$29,768	$394,186	$5,642,714

(1)	The Line of Credit, as shown on the Balance Sheet at December 31, 2012 is shown net of the debt discount of $1,168,823 or $4,007,177.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the continued suspension of certain obligations of the Company and Hyatt pursuant to the MSA or the removal of such obligations from the MSA and the restructure or release of the obligations of certain Hyatt hotels to install the Company’s iTV product;
●	the Company’s successful implementation of new products and services (either generally or with specific key customers);
●	the Company’s ability to satisfy the contractual terms of key customer contracts;
●	the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;
●
demand for the new products and services, the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

●	unexpected changes in technologies and technological advances and ability to commercialize and manufacture products;
●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
●	the Company’s ability to successfully compete against competitors offering similar products and services;
●	the ability to obtain adequate financing in the future;
●	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
●	general economic and business conditions;
●	errors or similar problems in our products, including product liabilities;
●	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
●	our ability to attract and retain qualified personnel;
●	maintaining our intellectual property rights and litigation involving intellectual property rights;
●	legislative, regulatory and economic developments;
●	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
●	breach of our security by third parties; and
●	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

Foreign exchange gain / (loss)

Foreign transactions resulted in a loss of $11,662 and $13,593 for the years ended December 31, 2012 and 2011, respectively. The amount of gain (loss) will vary based upon the volume of foreign currency denominated transactions and fluctuations in the value of the Canadian dollar vis-à-vis the US dollar.  These losses are included in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheet of Roomlinx, Inc. (the “Company”) as of December 31, 2012, and the related consolildated statements of comprehensive income (loss), changes in equity and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2011, were audited by other auditors whose report dated March 30, 2012, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its consolidated operations and cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Roomlinx, Inc.

We have audited the accompanying consolidated balance sheet of Roomlinx, Inc., as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roomlinx, Inc., as of December 31, 2011, and the results of its consolidated operations, and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
March 30, 2012

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$3,211,182	$361,228
Accounts receivable, net	1,761,503	889,657
Leases receivable, current portion	995,220	994,728
Prepaid and other current assets	115,902	192,221
Inventory, net	3,308,792	1,244,072
Total current assets	9,392,599	3,681,906

Property and equipment, net	790,873	2,145,831
Leases receivable, non-current	1,672,245	2,697,696
Total assets	$11,855,717	$8,525,433

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$5,079,204	$632,428
Accrued expenses and other current liabilities	668,012	462,296
Customer deposits	1,125,248	-
Notes payable and other obligations, current portion	21,884	63,182
Unearned income, current portion	187,540	245,058
Deferred revenue, current portion	609,988	611,572
Total current liabilities	7,691,876	2,014,536

Deferred revenue, less current portion	294,963	-
Notes payable and other obligations, less current portion	47,691	1,582
Unearned income, less current portion	198,404	363,381
Line of credit, net of discount	4,007,177	3,025,223

Total liabilities	12,240,111	5,404,722

Equity:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000 at December 31, 2012 and 2011)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,405,413 and 5,118,877 shares issued and outstanding at December 31, 2012 and 2011, respectively	6,405	5,119
Additional paid-in capital	36,971,369	33,102,512
Accumulated deficit	(37,571,896)	(30,185,925)
Accumulated other comprehensive income	7,684	(8,802)
Total Roomlinx, Inc. shareholders’ (deficit) equity	(442,438)	3,056,904
Non-controlling interest	58,044	63,807
Total (deficit) equity	(384,394)	3,120,711
Total liabilities and equity	$11,855,717	$8,525,433

The accompanying notes are an integral part of these  consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 for the years ended December 31, 2012 and 2011

	2012	2011

Revenues:
Hospitality	$12,700,811	$5,281,608
Residential	915,054	942,317
Total	13,615,865	6,223,925

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	11,992,587	4,119,520
Residential	644,655	637,552
Operating expenses:
Operations	2,128,651	925,293
Product development	1,280,743	725,993
Selling, general and administrative	3,064,200	1,833,038
Depreciation	650,615	695,817
Loss on asset impairment	1,112,470	-
	20,873,921	8,937,213
Operating loss	(7,258,056)	(2,713,288)

Non-operating income (expense):
Interest expense	(601,725)	(340,072)
Interest income	288,213	254,155
Other income	179,834	144,810
	(133,678)	58,893

Net loss	(7,391,734)	(2,654,395)

Less: net loss attributable to the non-controlling interest	5,763	2,206

Net loss attributable to the Company	(7,385,971)	(2,652,189)

Other comprehensive income (loss):
Currency translation gain (loss)	16,486	(2,017)

Comprehensive loss	(7,369,485)	(2,654,206)

Comprehensive loss attributable to the non-controlling interest	-	-

Comprehensive loss attributable to the Company	$(7,369,485)	$(2,654,206)

Net loss per common share:
Basic and diluted	$(1.27)	$(0.52)

Weighted average shares outstanding:
Basic and diluted	5,809,406	5,072,157

The accompanying notes are an integral part of these  consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
for the years ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(7,391,734)	$(2,654,395)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	650,615	695,817
Amortization of debt discount	332,121	175,345
Stock-based compensation	526,665	479,234
Gain on settlement of royalty payable	(179,834)	-
Gain on forgiveness of debt	-	(144,810)
Provision for uncollectable accounts and leases receivable	291,946	43,813
Loss on cancellation of contracts	60,211	-
Reserve for inventory obsolescence	30,000	90,000
Asset impairment	1,112,470	-
Change in operating assets and liabilities:
Accounts receivable	(1,075,299)	(80,470)
Prepaid and other current assets	76,319	(56,799)
Inventory	(2,240,883)	(441,571)
Accounts payable and other liabilities	4,832,326	273,199
Customer deposits	1,125,248	-
Unearned income	(222,495)	172,658
Deferred revenue	293,379	475,042
Total adjustments	5,612,789	1,681,458
Net cash used in operating activities:	(1,778,945)	(972,937)

Cash flows from investing activities:
Lease financing provided to customers	(142,879)	(2,046,356)
Payments received on leases receivable	972,627	722,982
Purchase of property and equipment	(201,480)	(174,677)
Net cash provided by (used in) investing activities:	628,268	(1,498,051)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,993,311	125,000
Proceeds from the line of credit	1,000,000	2,480,000
Proceeds from notes payable	45,000	-
Payments on capital lease	(13,280)	(10,361)
Payments on notes payable	(61,526)	(66,582)
Net cash provided by financing activities	3,963,505	2,528,057

Effects of foreign currency translation	37,126	(10,209)

Net increase in cash and equivalents	2,849,954	46,860
Cash and equivalents at beginning of period	361,228	314,368
Cash and equivalents at end of period	$3,211,182	$361,228

Supplemental cash flow information:
Cash paid for interest	$264,900	$152,237

Non-cash investing and financing activities:
Assets acquired under capital lease	$34,617	$-
Warrants issued in connection with line of credit	$350,167	$826,060

The accompanying notes are an integral part of these  consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
 for the years ended December 31, 2012 and 2011

	Roomlinx, Inc. Shareholders
	Preferred Stock A		Common Stock		Additional	Accumulated Other			Total
	Number of Shares	Par Value $0.20	Number of Shares	Par Value $0.001	Paid - in Capital	Comprehensive Income	Accumulated (Deficit)	Non-Contolling Interest	Stockholders’ Equity (Deficit)
Balances, January 1, 2011	720,000	$144,000	4,958,913	$4,959	$31,672,378	$-	$(27,533,736)	$66,013	$4,353,614

Warrants issued in conjuction with draw on line of credit					826,060				826,060
Exercise of warrants at $2.00 per share			62,500	63	124,937				125,000
Shares issued at $2.00 per share			30,000	30	59,970				60,000
Shares issued at $1.80 per share			62,010	62	111,552				111,614
Shares issued at $2.75 per share			5,454	5	14,995				15,000
Stock based compensation					292,620				292,620
Comprehensive income (loss):
Net loss							(2,652,189)	(2,206)	(2,654,395)
Translation gain (loss)						(8,802)			(8,802)

Balances, December 31, 2011	720,000	144,000	5,118,877	5,119	33,102,512	(8,802)	(30,185,925)	63,807	3,120,711

Warrants issued in conjuction with draw on line of credit					350,167				350,167
Shares issued at $2.50 per share, net of costs			1,280,000	1,280	2,992,031				2,993,311
Cashless option exercises			6,536	6	(6)				-
Stock based compensation					526,665				526,665
Comprehensive income (loss):
Net loss							(7,385,971)	(5,763)	(7,391,734)
Translation gain (loss)						16,486			16,486

Balances, December 31, 2012	720,000	$144,000	6,405,413	$6,405	$36,971,369	$7,684	$(37,571,896)	$58,044	$(384,394)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.     Organization and Significant Accounting Policies

Description of Business:    Roomlinx, Inc. (the “Company”) is incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and video on demand programming.  Roomlinx also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers. The Company may utilize third party contractors to install such hardware and software.

Basis of Consolidation:  The consolidated financial statements include Roomlinx, Inc. and its wholly-owned subsidiaries, Canadian Communications LLC, Cardinal Connect, LLC, Cardinal Broadband, LLC, and Arista Communications, LLC, a 50% subsidiary, controlled by the Company.  Canadian Communications and Cardinal Connect, LLC, are non-operating entities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification:  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Management Plans: The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2012, the Company had approximate balances of cash and cash equivalents of $3,211,000, working capital of $1,701,000, total deficit of $384,000 and accumulated deficit of $37,572,000. To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations. Management is closely monitoring the cash balances, cash needs and expense levels. Management expects to draw on its line of credit, as necessary, to assist in funding operations through December 31, 2013. As of December 31, 2012, the Company has available approximately $19,800,000 under its line of credit which could be limited by the covenant and financial covenant requirements.

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

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011.

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

Cash and cash equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability. The assessment and related estimate are based on current credit-worthiness and payment history.  As of December 31, 2012 and 2011, the Company recorded an allowance in the amount of $229,000 and $72,000, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of December 31, 2012 and 2011, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Leases Receivable:    Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amount of leases receivable are reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of December 31, 2012 an allowance was recorded in the amount of $135,000.  No such allowance was recorded as of December 31, 2011.

Property and Equipment:    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally five years for leasehold improvements, hospitality and residential equipment, and three years for computer related assets.

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

Installations and service arrangements are contractually predetermined and such contractual arrangements may provide for multiple deliverables, revenue is recognized in accordance with ASC Topic 650, Multiple Deliverable Revenue.  The application of ASC Topic 650 may result in the deferral of revenue recognition for installations across the service period of the contract and the re-allocation and/or deferral of revenue recognition across various service arrangements.  Below is a summary of such application of the revenue recognition policy as it relates to installation and service arrangements the Company has with its customers.

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

For the years ended December 31, 2012 and 2011, the Company recorded $9,034,223 and $2,132,325 of product and installation revenue, respectively.

Hospitality Service, Content and Usage Revenues

The Company provides ongoing 24x7 support to both its hotel customers and their guests, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Generally, support is invoiced in arrears on a monthly basis with content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

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

Accounts Receivable:  At December 31, 2012, Hyatt Corporation owned properties represent 49% and another customer represents 17% of the accounts receivable balance compared to one customer representing 35% of the accounts receivable balance at December 31, 2011.

Revenue:  During 2012, Hyatt Corporation owned properties contributed 52% of Roomlinx’s revenue compared to five customers contributing 69% of Roomlinx’s revenue in 2011.

Stock Based Compensation:  Roomlinx recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end users of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of December 31, 2012 and 2011, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Advertising Costs:    Advertising costs are expensed as incurred.  During the years ended December 31, 2012 and 2011, advertising costs were $78,822 and $54,532, respectively.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and losses are included in the consolidated statement of operations as a component of other income (expense).

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,628,874 and 1,130,744 as of December 31, 2012 and 2011, respectively) would be to decrease the net loss per share.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2012 and 2011 is not material to its results of operations, financial condition, or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2012 and 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2006 and later tax returns are still subject to examination.

Recently Issued and Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF ”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which is now codified under FASB ASC Topic 220, “Comprehensive Income.”  This ASU will require entities to present, either in a note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items effected by the reclassification.  If a component is not required to be reclassified, to net income in its entirety, a company would instead cross reference to the related footnote for additional information.  This guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The adoption of this ASU is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2.      Leases Receivable

As of December 31, 2012, the Company had leases receivable of $2,802,465, recorded net of an allowance for uncollectable leases receivable of $135,000, compared to $3,692,424 at December 31, 2011.  During the years ended December 31, 2012 and 2011, the Company received payments of $972,627 and $722,982 respectively.  During the years ended December 31, 2012 and 2011, the Company entered into leases receivable totaling $142,879 and $2,046,356, respectively.  These leases have initial terms of 60 months and an average interest rate of 9.5%.  In addition, during the year ended December 31, 2012, the Company recorded a loss of $60,211 related to the early termination of lease receivable contracts.  This loss is net of the return of equipment to inventory and is included in direct costs in the Consolidated Statement of Comprehensive Income (Loss).

Future minimum receipts on leases receivable are as follows:

Year Ended December 31,	Minimum Receipts
2013	$995,220
2014	854,402
2015	628,122
2016	305,671
2017	19,050
$2,802,465

3.    Inventory

Inventory balances as of December 31, 2012 and 2011 are as follows:

	2012	2011
Raw materials	$2,546,441	$671,991
Work in process	882,351	662,081
	3,428,792	1,334,072
Reserve for obsolescence	(120,000)	(90,000)
Inventory, net	$3,308,792	$1,244,072

4.      Property and Equipment

At December 31, 2012 and 2011, property and equipment consisted of the following:

	2012	2011
Leasehold improvements	$17,195	$14,738
Hospitality property equipment	745,117	3,011,871
Residential property equipment	351,727	351,727
Computers and office equipment	590,566	469,607
Software	141,807	61,969
	1,846,412	3,909,912
Accumulated depreciation	(1,055,539)	(1,764,081)
	$790,873	$2,145,831

Depreciation expense for the years ended December 31, 2012 and 2011 was $650,615 and $695,817, respectively.

As of December 31, 2012 and 2011, the total assets purchased under capital lease are $64,617 and $30,000 with accumulated amortization of $38,654 and $27,750, respectively.  Depreciation of assets under capital lease for the years ended December 31, 2012 and 2011 was $10,905 and $10,000, respectively.

5.    Asset Impairment

The Company’s wholly-owned subsidiary, Cardinal Hospitality, Ltd. (“CHL”) provides video-on-demand (“VOD”) services utilizing proprietary technology to approximately 130 hotel properties in Canada (“the CHL properties”).  The CHL properties are primarily economy-class hotels.

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

In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to services provided at the CHL properties was less than the carrying value of the asset group. Therefore, an impairment charge was required.  An impairment charge of approximately $920,000 and $47,000 related to property, plant and equipment and property receivables, respectively, represented the difference between the fair values of the asset group and its carrying values and is reflected as loss on asset impairment in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.  The impairment charges resulted from the excess of the carrying value of the asset group over the fair value (calculated based on the discounted expected future cash flows associated with VOD and free to guest services during the underlying contractual period).

In addition, we performed an analysis of the value of inventory held by CHL to determine the impact of the change in business strategy, as of September 30, 2012.  We determined that a write off of approximately $146,000 was required to reflect the obsolete nature of the inventory associated with VOD service.  The charge is included in the Loss on asset impairment in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.

6.     Notes Payable

As of December 31, 2012 and 2011, the Company had the following outstanding notes payable:

	2012	2011
Note payable, assumed as part of the acquisition of Canadian Communications on October 1, 2010, monthly principal and interest payment of $537; interest at 11% per annum; and matured in March 2013.	$1,583	$7,495

Note payable to the FCC; monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.	41,178	-

Note payable, assumed as part of the acquisition of Canadian Communications on October 1, 2010, monthly principal and interest payment of $4,996; interest at 12% per annum; and matured in November 2012.	-	51,790
	42,761	59,285
Less: current portion	(10,631)	(57,703)
	$32,130	$1,582

Future minimum payments under notes payable are as follows:

Years Ended	Minimum
December 31,	Payments

2013	$10,631
2014	10,964
2015	12,233
2016	8,933
$42,761

7.    Settlement of Royalty Payable

In November 2011, the Company entered into a revised license agreement for studio films. Under the terms of the agreement, the Company was required to pay $105,000 in four equal quarterly payments to settle all previous amounts due to a studio.  In August 2012, the Company made the final payment resulting in a gain on the settlement of royalty payable in the amount of $179,834, such amount representing the excess of the accrued liability less the agreed upon settlement of $105,000. The settlement of royalty payable is included in other income on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.

8.     Line of Credit

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.25% at December 31, 2012).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 and $4,176,000 at December 31, 2012 and December 31, 2011, respectively.  These advances will be repaid at various dates between 2014 and 2017.  A total of $19,824,000 is available for future borrowings. Interest expense, exclusive of accretion of the debt discount of $332,121 and $175,345, of $260,221 and $150,263 was recorded for the years ended December 31, 2012 and 2011, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Using the Black-Scholes pricing model adjusted for a blockage discount, warrants issued during the year ended December 31, 2012 were valued at approximately $350,000 (see Note 11).   The fair value of warrants issued since inception of the Credit Agreement is approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness, accordingly additional interest expense of $332,121 and $175,345 was recorded for the years ended December 31, 2012 and 2011, respectively.  The unamortized balance of the debt discount was $1,168,823 and $1,150,777 at December 31, 2012 and 2011, respectively.  Borrowings outstanding are reported net of the debt discount associated with these borrowings.

Future minimum payments under the line of credit are as follows:

Years Ended December 31,	Minimum Payments
2013	$-
2014	464,000
2015	1,232,000
2016	2,480,000
2017	1,000,000
$5,176,000

9.     Commitments and Contingencies

Operating Leases:     On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  The Company had a deferred rent liability of $55,025 included in other liabilities (current and non-current) as of December 31, 2012.  The Company’s future minimum lease payments are as follows: for the years ended December 31, $119,741 in 2013, $136,349 in 2014 and $114,064 in 2015.

Capital Lease Obligations:  The Company has capital lease arrangements related to the acquisition of software.  These arrangements are collateralized by the software and expire at varying dates through September 2015 with future minimum lease payments as follows:  $13,210 for the year ended December 31, 2013; $13,210 for the year ended December 31, 2014; and $2,290 year ended December 31, 2015, less imputed interest of $2,954.

10.     Income Taxes

At December 31, 2012, the Company has tax loss carry forwards approximating $12,196,000 that expire at various dates through 2031. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012, are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carryforward - federal	$4,147,000	$2,597,000
Net operating loss carryforward - state	369,000	232,000
Stock-based compensation	387,000	89,000
Property and equipment	479,000	97,000
Allowance for doubtful accounts	135,000	-
Other	93,000	60,000
	5,610,000	3,075,000
Valuation allowance	(5,610,000)	(3,075,000)
	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $2,535,000 during 2012.

Income taxes at statutory rates are reconciled to the Company’s actual income taxes as follows:

	2012	2011
Federal income tax at statutory rate of 34%	$(2,514,000)	$(592,000)
State tax net of federal tax effect	(222,000)	-
Effect of permanent differences	224,000	(61,500)
Stock-based compensation	-	222,500
Other net	(23,000)	25,000
Valuation allowance	2,535,000	406,000
	$-	$-

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2006 and later tax returns are still subject to examination.

11.      Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2012 and 2011, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A dividends accumulated and unpaid as of December 31, 2012, were $185,160; these dividends are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As December 31, 2012 and 2011, there were 6,405,413 and 5,118,877 shares of common stock issued and outstanding, respectively.

On May 4, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors (collectively, the “Investors”), pursuant to which the Investors purchased Units from the Company for a purchase price of $2.50 per Unit.  Each Unit consisted of (x) one share of common stock of the Company and (y) a warrant to purchase one-half share of common stock at an exercise price of $3.75 per share, subject to adjustment as provided in the warrant.  The Company sold and issued an aggregate of 1,200,000 shares of common stock to the Investors and issued warrants to the Investors for the purchase of an additional 600,000 shares of common stock.  Subsequently on June 20, 2012, the Company sold and issued an additional 80,000 shares of common stock and 40,000 warrants to certain other investors pursuant to an amendment to the SPA.  In the aggregate, the Company received net proceeds of $2,993,311 (gross proceeds of $3,200,000 less $206,689 of offering expenses) from these transactions.  Proceeds from such transactions have been and will be used for general corporate and working capital purposes including deployment of the Company’s iTV applications under the Master Service Agreement with Hyatt Corporation.

Management reviewed the accounting treatment for the warrants issued under the SPA and determined the warrants met the applicable requirement under ASC 815-40-25 for equity classification.  Accordingly, these warrants are classified within equity as of December 31, 2012.  Under the terms of a Registration Rights Agreement (“RRA”) between the Company and the Investors in conjunction with the SPA, the Company filed a Form S-1 Registration Statement with the SEC on June 18, 2012, for the purpose of registering under the Securities Act the shares of common stock issued pursuant to the SPA and the shares of common stock to be issued upon exercise of the warrants issued pursuant to the SPA.  Such registration statement was declared effective by the SEC on August 30, 2012.

Subsequent to year end and effective January 1, 2013, the Company entered into Restricted Stock Agreements with its non-employee directors.  Under the agreements, the Company issued 24,000 shares of restricted common stock.  The shares vest in equal installments on August 27, 2013, August 27, 2014 and August 27, 2015, subject to acceleration upon the occurrence of a change in control with respect to the Company.

Warrants:

During the year ended December 31, 2012, 250,000 warrants were granted pursuant to the clauses in the Cenfin Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire 3 years from the date of grant.  In addition, 640,000 warrants were issued pursuant to clauses in the Stock Purchase Agreement dated May 4, 2012 at an exercise price of $3.75, vested immediately, and expire 3 years from the grant date.

During the year ended December 31, 2011, 620,000 warrants were granted pursuant to the Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire at 3 years from the grant dates as follows: 65,000 warrants issued on March 3, 2011; 50,000 warrants issued on April 22, 2011; 62,500 warrants issued on June 13, 2011; 30,000 warrants issued on July 28, 2011; 150,000 warrants issued on August 9, 2011; 112,500 warrants issued on September 13, 2011; and 150,000 warrants issued on October 31, 2011.  In addition, an aggregate of 62,500 warrants previously issued under the Credit Agreement were exercised.  The warrants were exercised at a strike price of $2.00 resulting in cash receipts of $125,000. The weighted average grant date fair value of such warrants was $2.02.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the years ended December 31, 2012 and 2011:

	2012	2011
Term	3 years	3 years
Expected volatility	136% - 148%	122% - 125%
Risk free interest rate	0.35% - 0.57%	0.33% - 1.18%
Dividend yield	0%	0%

The following is a summary of such outstanding warrants for the year ended December 31, 2012:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	726,550	$2.21
Granted and Issued	890,000	3.26
Expired/Cancelled	(73,750)	3.15
Outstanding and exercisable at December 31, 2012	1,542,800	$2.84	1.97	$41,300

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  As of December 31, 2012, options to purchase 1,086,074 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

Pursuant to the execution of the Hyatt MSA, on March 14, 2012 the board of directors approved the grant of 500,000 stock options (“Hyatt options”) at a strike price of $4.00 vesting on a pro rata basis over three years or the acceleration of such vesting rights relative to installation performance metrics at the Hyatt properties as defined by the board of directors, whichever is greater, and expiring 7 years from the date of grant.  On December 27, 2012, the board of directors approved re-pricing the Hyatt options from the exercise price of $4.00 per share to $2.10 per share ($0.10 above the closing price per the NASDAQ OTC Bulletin as of that date).

During the year ended December 31, 2012, the board of directors approved the grant of an aggregate of 516,247 Incentive Stock Options and 405,570 Non-Qualified Stock Options.  Such options were issued at exercise prices between $2.00 and $2.90, vest at various times over three years, and expire 7 years from the grant date.

During the year ended December 31, 2011, the board of directors approved the grant of 10,000 and 30,000 Incentive Stock Options issued on July 7, 2011 at a weighted average exercise price of $3.75 and issued on September 11, 2011 at a weighted average exercise price of $3.30, respectively. These options vest on the anniversary date over a two year period and expire 7 years from the grant date. The weighted average grant date fair value of such options was $2.97.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the years ended December 31, 2012 and 2011:

	2012	2011
Expected term	7 years	7 years
Expected volatility	214% - 225%	132%
Risk free interest rate	1.11% - 1.69%	1.14% - 2.48%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan for the year ended December 31, 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	404,194	$2.78
Granted	921,817	2.16
Exercised	(14,000)	1.33
Forfeited	(225,937)	3.64
Outstanding at December 31, 2012	1,086,074	$3.12	5.77	$26,850
Exercisable at December 31, 2012	322,711	$2.74	3.60	$26,850

The Company recorded stock-based compensation expense of $526,665 and $292,620 for the years ended December 31, 2012 and 2011, respectively.  The amounts are recorded in direct costs, operations, product development and selling, general and administrative expense in the consolidated statement of comprehensive income (loss).  The fair value of stock options that vested and became exercisable during the years ended December 31, 2012 and 2011 was $31,897 and $162,080 respectively. At December 31, 2012, there was approximately $1,200,627 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the year ended December 31, 2012 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	63,296	$3.68	$2.98
Granted	921,817	2.16	2.28
Vested	(13,730)	3.58	2.22
Forfeited	(208,020)	3.76	2.94
Non-vested at December 31, 2012	763,363	$2.16	$1.95

12.      Segment Information

Financial information for our segment as of and for the years ended December 31, 2012 and 2011, is as follows:

	Hospitality	Residential	Corporate	Totals
Year ended December 31, 2012
Revenue	$12,700,811	$915,054	$-	$13,615,865
Operating loss	(5,375,019)	(207,473)	(1,675,564)	(7,258,056)
Depreciation expense	(509,753)	(59,012)	(81,850)	(650,615)
Stock based compensation	(184,581)	(568)	(341,516)	(526,665)
Loss on asset impairment	(1,112,470)	-	-	(1,112,470)
Gain on settlement of royalty payable	179,834	-	-	179,834
Acquisition of property and equipment	-	-	201,480	201,480
Net loss	$(5,174,151)	$(207,473)	$(2,010,110)	$(7,391,734)

Year ended December 31, 2011
Revenue	$5,281,608	$942,317	$-	$6,223,925
Operating loss	(1,729,305)	(26,614)	(957,369)	(2,713,288)
Depreciation expense	(597,873)	(53,844)	(44,100)	(695,817)
Stock based compensation	(208,349)	-	(270,885)	(479,234)
Gain on forgiveness of debt	144,810	-	-	144,810
Acquisition of property and equipment	120,867	52,293	1,517	174,677
Net loss	$(1,511,574)	$(26,614)	$(1,116,207)	$(2,654,395)

As of December 31, 2012
Total assets	$11,363,514	$286,891	$205,312	$11,855,717

As of December 31, 2011
Total assets	$8,065,489	$281,356	$178,588	$8,525,433

 Financial information of geographical data by segment as of and for the years ended December 31, 2012 and 2011, is as follows:

	United States	Canada	Other Foreign	Totals
Year ended December 31, 2012
Hospitality Revenue	$11,928,694	$629,143	$142,974	$12,700,811
Residential Revenue	915,054	-	-	915,054
Totals	$12,843,748	$629,143	$142,974	$13,615,865

Year ended December 31, 2011
Hospitality Revenue	$3,909,726	$1,170,319	$201,563	$5,281,608
Residential Revenue	942,317	-	-	942,317
Totals	$4,852,043	$1,170,319	$201,563	$6,223,925

As of December 31, 2012
Total assets	$11,222,082	$527,920	$105,715	$11,855,717

As of December 31, 2011
Total assets	$6,421,065	$681,082	$1,423,286	$8,525,433

Roomlinx’s Canadian hospitality revenue is dependent on a significant customer.  For the years ended December 31, 2012 and 2011, such customer accounted for 51% and 45%, respectively, of annual revenue.

13.      Arista Communications, LLC.

Roomlinx, Inc. has a 50% joint venture ownership in, and manages the operations for Arista Communications, LLC (“Arista”).  The other 50% of Arista is owned by Wiens Real Estate Ventures, LLC, a Colorado limited liability company (“Weins”).  Roomlinx acquired its 50% interest in Arista through its acquisition of Canadian Communications, LLC, on October 1, 2010.

Arista provides telephone, internet, and television services to residential and business customers located in the Arista community in Broomfield, Colorado.  As the operations manager for Arista, in accordance with ASC 810, Consolidation, the Company determined that Arista is a variable interest entity that must be consolidated, Roomlinx reports 100% of Arista revenues and expenses in its statement of comprehensive income (loss) and 100% of Arista assets, liabilities, and equity transactions on its balance sheet.  Roomlinx then records the non-controlling interest allocation.

Financial information for Arista Communications, LLC, for the years ended December 31, 2012 and the 2011 is as follows:

	2012	2011

Revenue	$92,374	$111,146

Direct Costs	(66,378)	(79,459)
Operating expense	(37,523)	(36,109)
Non-operating income	(11,527)	(4,422)

Non-operating income		10
Net loss	$(11,527)	$(4,412)

Weins’ share of the net loss is $5,763 and $2,206 for the years ended December 31, 2012 and 2011, respectively.

14.      Contingent Liabilities

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

15.      Related Party Transactions

Effective July 25, 2011, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012 and 2011, Roomlinx had paid TRG $94,950 and $14,535, respectively, for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $46,321 for its services since March of 2012.

16.      Subsequent Event

In March 2012, Roomlinx and Hyatt entered into the MSA which provided for, among other things, the obligation of Hyatt to order and to use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product in a minimum number of rooms in Hyatt hotels within certain time frames measured from March 2012, subject to Roomlinx’s satisfaction of certain other conditions of the MSA.

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA.  At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January, 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million. As of December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,125,000.

Hyatt recently requested, in exchange for other considerations, that, among other things, Roomlinx (i) remove the obligations of Hyatt to cause its own hotels and to use commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product into a certain number of rooms within a certain timeframe, (ii) restructure or release the obligation of Hyatt to install iTV  in a portion or all of the additional 4,600 rooms covered by such Statements of Work but not yet installed, and (iii) obtain credits or refunds of any portion of the  $1.3 million of deposits held by the Company pursuant to the Statements of Work referred to above but not applied towards installations of the Company’s iTV product.  The Company and Hyatt have held discussions regarding a resolution of these items. Such resolution may include, among other things, that the Company agree to certain of Hyatt’s requests in consideration for the Company being authorized as a Hyatt approved provider of multiple products and services and favorable shifts in the advertising revenue sharing arrangement between the parties.  However, there are no guarantees that the parties will reach a resolution of these items at all or on the terms summarized above or that the suspension of obligations referred to in the preceding paragraph will end.  Hyatt Hotels continues to place orders for certain Roomlinx products and services.

At December 31, 2012, the Company had approximately $1.7 million of inventory related to the installation of its iTV product, on which the Company performed an impairment analysis.  This equipment was purchased in the second half of 2012 and has a useful life of 36 months during which time the equipment will be deployed for the installation of iTV and will be held for sale as spare parts.  Accordingly, the Company does not believe an impairment of this inventory is appropriate as of December 31, 2012.

In addition, the Company assessed its cash flow through December 31, 2013 versus its borrowing capacity under the Cenfin Line of Credit Facility.  While the Company’s installation backlog continues to grow, the Company assessed its cash flow exclusive of such installations, thereby assuming a very conservative approach to maximize the potential draw against the Company’s line of credit, and determined its line of credit is more than sufficient to fund operations, it necessary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were inadequate as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2012. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of December 31, 2012, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over in the fourth quarter, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. We have begun to implement and will continue to implement appropriate processes and measures to remediate this material weakness, which will include the installation of a permanent Chief Financial Officer and Principal Accounting Officer, and a restructuring of the organizational chart that clearly defines the CFO’s authority across the organization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The Board of Directors has an Audit Committee and a Compensation Committee.  During the fiscal year ended December 31, 2012, the full Board of Directors met eight times, the Audit Committee met five times and the Compensation Committee met three times. During 2012, all directors attended at least 75% of the meetings of the Board of Directors and the committees thereof on which they served.  The Company encourages each member of the Board of Directors to attend each annual meeting of stockholders.  All of the directors attended the Company’s 2012 annual meeting of stockholders.

Each member of the Audit and Compensation Committees has been determined to be independent as discussed below under Independence of Directors.  The following table sets forth the names, positions and ages of our executive officers and directors as of March 30, 2012; directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Michael S. Wasik	43	CEO and Chairman
Alan Fine	59	Interim Principal Accounting Officer and interim CFO
Jason Andrew Baxter	35	COO
Jay Coppoletta	34	Director
Carl R. Vertuca, Jr.	65	Director
Erin L. Lydon	43	Director

Michael S. Wasik has served as the Company’s Chief Executive Officer and member of the Board of Directors since November 2, 2005.  Mr. Wasik joined the Roomlinx Executive Management team in August of 2005 after executing the merger of his company, SuiteSpeed, with Roomlinx.   During Mr. Wasik’s first three years as CEO, he successfully restructured Roomlinx’ balance sheet, eliminating debt and raising just under ten million dollars in debt and equity financing.    He also took Roomlinx from a non-reporting, pink sheet company to a fully reporting company with the SEC currently trading on the OTC exchange.  Currently Mr. Wasik is responsible for leading Roomlinx, which includes the development and market penetration of Roomlinx’ newest product, Roomlinx Interactive TV.

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

Mr. Wasik was nominated for the 2005 Ernst and Young Entrepreneur of the Year award.

Alan Fine previously served as the Chief Financial Officer of Pearlstine Distributors, a privately held distributor of Anheuser Busch, Samuel Adams, Heineken, New Belgium and other craft beers to the Charleston, South Carolina market from 2008 through 2011. In addition to serving as the Chief Financial Officer, during his first year with Pearlstine Distributors, Mr. Fine served as the Director of Operations with respect to the re-engineering of warehouse operations and overseeing certain warehouse additions. Mr. Fine joined the Company in 2011, assuming the role of Vice President of Finance and in January 2013 was appointed as interim Chief Financial Officer and interim Principal Accounting Officer of the Company.

Jason Andrew Baxter previously served as a Finance Director of CH2M Hill Limited, an engineering construction company from 2004 through 2009.  From 2009 through 2010, Mr. Baxter was employed as an Operations and Finance Director of Echostar Corporation, a telecommunications company.  Mr. Baxter has also served as an Advisor for WestBridge Terminals, LLC since 2010 and as an Advisor for Cianbro Construction, LLC since 2011.  Mr. Baxter was retained as a Vice President of the Company in May of 2012 and was appointed as an Executive Vice President of the Company in December of 2012.  In January of 2013, Mr. Baxter was appointed as Chief Operating Officer of the Company.

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

Carl R. Vertuca, Jr. previously served as the Executive Vice President of Finance, Administration and Corporate Development at the DII Group Inc. from March 1993 to April 2000. Mr. Vertuca was instrumental in sale of the DII Group to Flextronics Holdings USA, Inc. in April 2000 for more than $4 billion. Prior to the DII Group, Mr. Vertuca held various senior level management positions in manufacturing, engineering and finance at IBM Corporation and StorageTek Corporation. In addition, Mr. Vertuca has served on multiple company boards and served as the chairman of the audit committee at both public and private companies. Mr. Vertuca received his Associate of Science Degree in Mechanical Engineering, Bachelor of Science Degree in Business and a Master of Business Administration Degree from the University of Kentucky.

Erin L. Lydon is a Director at Marbles: The Brain Store, a national retailer based in Chicago. Previously, she served as a Vice President at the JP Morgan Private Bank where she oversaw $400 million in assets. Prior to joining JP Morgan, she was the Director of Development at Northwestern Memorial Foundation where she led fundraising initiatives for 17 community organizations comprised of 525 board members, representing Chicago’s leading executives in legal, finance, medical and manufacturing professions. As the Foundation’s youngest appointed director, she consulted and negotiated with hospital senior management, physicians and board leadership on philanthropic priorities and strategies. Erin earned her Master of Business Administration Degree in Finance from the Kellogg School of Management at Northwestern University in 1999. She graduated cum laude from Bates College in 1992 with a Bachelor of Arts in English. She has served on several non-profit committees including the Bates College Alumni Council.

Independence of Directors

The Board of Directors has determined that Jay Coppoletta, Carl R. Vertuca, Jr. and Erin L. Lydon are “independent” as defined in NASDAQ Marketplace Rule 4200.

Involvement in Certain Legal Proceedings

To our knowledge, none of our directors or executive officers has during the past ten years (i) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity; (iv) been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; (v) been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (vi) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

The Company has an Audit Committee of the Board of Directors, the current members of which are Carl R. Vertuca, Jr. and Erin L. Lydon. The Audit Committee has the following principal duties: (i) reviewing with the independent outside auditors the plans and results of the audit engagement; (ii) reviewing the adequacy of the internal accounting controls and procedures; (iii) monitoring and evaluating the financial statements and financial reporting process; (iv) reviewing the independence of the auditors; and (v) reviewing the auditors’ fees. As contemplated by the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission there under, the Audit Committee has assumed direct responsibility for the appointment, compensation, retention and oversight of our independent auditors in accordance with the timetable established with the Securities and Exchange Commission. The Audit Committee has been established in accordance with the provisions of the Sarbanes-Oxley Act.

AUDIT COMMITTEE FINANCIAL EXPERT

Carl R. Vertuca, Jr. is the Company’s Audit Committee Chairman and financial expert.

Audit Committee Report

Management is responsible for the Company’s internal control and financial reporting process, and for making an assessment of the effectiveness of the Company’s internal control over financial reporting.  GHP Horwath, P.C. is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The Audit Committee’s responsibility is to assist the Board in fulfilling its responsibility for overseeing the quality and integrity of the accounting, auditing and financial reporting practices of the Company.

The Audit Committee has reviewed and discussed the Company’s consolidated financial statements with management and with GHP Horwath, P.C., the Company’s independent registered public accountants.  Management has represented to the Audit Committee that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Also the Audit Committee discussed with GHP Horwath, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as amend (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Accounting Oversight Board (“PCAOB”) in Rule 3200T.  The Audit Committee has also received from GHP Horwath, P.C. the written communication and the letter required by applicable requirements of the PCAOB regarding GHP Horwath, P.C.’s communication with the Audit Committee concerning independence.  The Audit Committee has discussed with GHP Horwath, P.C. their independence, the Committee took into consideration the amount and nature of the fees paid to this firm for non-audit services.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the December 31, 2012 audited financial statements be included in the Company’s Annual Report on Form 10-K for 2012.

AUDIT COMMITTEE

Carl R. Vertuca, Jr.
Erin Lydon
Dated March 30, 2013

COMPENSATION COMMITTEE

The Compensation Committee is responsible for providing assistance to the Board in the discharge of its responsibilities relating to compensation and development of the Company’s Chief Executive Officer and other executive officers. In addition, the Compensation Committee reviews, adopts, terminates, amends or recommends to the Board the adoption, termination or amendment of equity-based employee plans, incentive compensation plans and employee benefit plans, as further described in the Compensation Committee Charter.  The Compensation Committee may use a compensation consultant to assist in the evaluation of Chief Executive Officer or executive officer compensation. The Compensation Committee has the sole authority to retain and terminate any compensation consultant and to approve the consultant’s fees and other retention terms.  The members of the Compensation Committee are Ms. Lydon and Mr. Coppoletta.

None of the members of the Board who served on the Compensation Committee in 2012 has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by Roomlinx under the SEC’s rules requiring disclosure of certain relationships and related party transactions. In 2012, Mr. Wasik participated in all discussions regarding salaries and incentive compensation for all of our executive officers, except during discussions regarding his own salary and incentive compensation. Mr. Wasik made suggestions or recommendations during these discussions; however, all deliberations and determinations regarding the compensation of our executive officers were made solely by the Compensation Committee.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions. The Company shall provide to any person, without charge, upon request, a copy of such request. Any such request may be made by sending a written request for such code of ethics to:Roomlinx, Inc., 11101 W 120th Avenue, Suite 200, Broomfield, CO  80021, Attn: Michael S. Wasik, Chief Executive Officer.

Communicating with the Board

Stockholders may communicate directly with the Board of Directors.  All communications should be directed to the Company’s Secretary at 11101 W 120th Avenue, Suite 200, Broomfield, CO 80021 and should prominently indicate on the outside of the envelope that it is intended for the Board of Directors or for non-management directors.  Each communication intended for the Board of Directors and received by the Secretary which is not otherwise commercial in nature will be forwarded to the specified party following its clearance through normal security procedures.

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

Board Compensation

Employees of Roomlinx did not receive any additional compensation for serving as members of the Board or any of its committees in 2012.  At the Board meeting held on December 27, 2012, the Board determined to compensate its non-employee directors beginning in 2013 by issuing restricted stock having a fair market value of $12,000 per annum. Members of the Audit Committee are to receive additional shares of restricted stock having a fair market value of $4,000 per annum and the chairman of the Audit Committee is to receive further compensation in the form of restricted stock having a fair market value of an additional $4,000 per annum.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  During and/or with respect to the fiscal year ended December 31, 2012, (i) Michael S. Wasik, the CEO and Chairman of the Company, filed two Form 4s reporting a total of three transactions on a non-timely basis, (ii) Matthew Hulsizer, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of ten transactions on a non-timely basis, and (iii) Jennifer Just, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of ten transactions on a non-timely basis.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2012 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Based Compensation ($) (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael S. Wasik, CEO	2012	159,900	-	-	152,056	-	-	-	311,956
Michael S. Wasik, CEO	2011	159,900	-	-	-	-	-	-	159,900
Steven Sakalski, COO	2012	104,097	-	-	-	-	-	-	104,097

(1)	The amounts in this column represent the aggregate stock based compensation expense recorded for each individual in the years ended December 31, 2012 and 2011.

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

At a Board meeting held on December 27, 2012, the Board approved an increase in Mr. Wasik’s base compensation per his Employment Agreement from $150,000 to $200,000 effective on January 1, 2013.  All other terms and conditions as defined in Employment Agreement dated June 5, 2009 remain in effect.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2012)

									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:					Unearned	Unearned
	Number of	Number of	Number of				Market	Shares,	Shares,
	Securities	Securities	Securities			Number of	Value of	Units or	Units or
	Underlying	Underlying	Underlying			Shares or	Shares or	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Units of	Units of	Rights	Rights
	Options	Options	Unearned	Exercise	Option	Stock That	Stock That	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Have Not	Have Not	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	Vested (#)	Vested ($)	(#)	($)
Michael S.
Wasik	100,000	-	-	$2.00	11/20/13	-	$-	-	$-

Michael S.
Wasik	100,000	-	-	$3.30	06/05/16	-	$-	-	$-

Michael S.
Wasik	3,378	1,126	-	$3.10	04/12/17	-	$-	-	$-

Edouard
Garneau	40,000	-	-	$3.75	11/17/17	-	$-	-	$-

Michael S.
Wasik	117,500	117,500	-	$2.10	03/13/19	-	$-	-	$-

Michael S.
Wasik	23,600	23,600	-	$2.90	06/05/19	-	$-	-	$-

Michael S.
Wasik	10,000	10,000	-	$2.10	12/17/19	-	$-	-	$-

Michael S.
Wasik	60,000	60,000	-	$2.00	12/26/19	-	$-	-	$-

Anthony
Dipaolo	30,000	30,000	-	$2.10	07/22/19	-	$-	-	$-

Anthony
Dipaolo	6,250	6,250	-	$2.00	12/26/19	-	$-	-	$-

Director Compensation Table – Fiscal Year-End December 31, 2012

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael Wasik	-	-	-	-	-	-	-
Judson Just	-	-	-	-	-	-	-
Jay Coppoletta	-	-	-	-	-	-	-
Erin Lydon	-	-	-	-	-	-	-
Carl R Vertuca, Jr.	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of April 10, 2013, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of April 10, 2013 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND CLASS A PREFERRED STOCK

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik (1)	539,160	8.1%	0	*

Jay Coppoletta	24,127	*	0	*

Carl R. Vertuca, Jr.	10,000	*	0	*

Erin L. Lydon	8,000	*	0	*

Matthew Hulsizer (2)	2,315,581	31.8%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Jennifer Just (3)	2,317,081	31.8%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Verition Multi-Strategy Master Fund Ltd. (4)	694,793	10.7%	0	*
c/o Maples Corporate Services Limited
PO Box 309, Ugland House
Grand Cayman, KY1-1104
Cayman Islands

All executive officers and directors	583,539	8.8%	0	*
(6 persons)

* less than 1%

(1)   Includes (i) 291,100 outstanding shares owned by Mr. Wasik, (ii) options to purchase 100,000 shares at $2.00 per share which expire on November 20, 2013, (iii) options to purchase 100,000 shares at $3.30 per share which expire on June 5, 2016, (iv) options to purchase 2,252 shares at $3.10 per share which expire on April 12, 2017, (v) options to purchase 39,167 shares $2.10 per share which expire on April 14, 2019 and (vi) options to purchase 7,867 shares at $2.90 per share which expire on June 6, 2019.  Does not include (i) options to purchase 1,126 shares at $3.10 per share which vest on April 12, 2013 and expire on April 12, 2017, (ii) options to purchase 78,333 shares at $2.10 per share which vest equally on March 14, 2013, 2014 and 2015, subject to certain performance metrics determined by the Board of Directors relating to the rollout of Roomlinx’s iTV system in Hyatt hotel rooms, (iii) options to purchase 15,733 shares at $2.89 per share which vest equally on June 6, 2013, 2014 and 2015, and expire on June 6, 2019, (iv) options to purchase 10,000 shares at $2.10 per share which vest equally on December 18, 2013, 2014 and 2015, and expire on December 18, 2019 and (v) options to purchase 60,000 shares at $2.00 per share which vest equally on December 27, 2013, 2014 and 2015, and expire on December 27, 2019.  Mr. Wasik disclaims beneficial ownership of 9,000 options granted to his wife as follows: (i) options to purchase 5,000 shares at $2.10 which vest equally on December 18, 2013, 2014 and 2015, and expire on December 18, 2019 and (ii) options to purchase 4,000 shares at $2.00 which vest equally on December 27, 2013, 2014 and 2015.

(2)   Includes (i) 976,140 shares of Common Stock jointly owned with Jennifer Just, (ii) 42,441 shares of Common Stock owned by the Hulsizer Descendant Trust, (iii) 424,000 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring at various dates between March 16, 2015 and October 31, 2014 to purchase 870,000 shares of Common Stock at $2.00 per share, and (v) 3,000 shares held as Custodian for the benefit of his child.

(3)   Includes (i) 976,140 shares of Common Stock jointly owned with Matthew Hulsizer (ii) 42,441 shares of Common Stock owned by the Just Descendant Trust, (iii) 424,000 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring at various dates between March 16, 2015 and October 31, 2014 to purchase 870,000 shares of Common Stock at $2.00 per share, and (v) 4,500 shares held as Custodian for the benefit of her children.

(4)   Includes (i) 410,518 shares owned by Verition Multi Strategy Master Fund Ltd. (the “Fund”), (ii)164,695 shares owned by Wilmot Advisors LLC, and (iii) 53,180 shares owned by Ricky Soloman, (iv) warrants owned by Verition expiring on May 3, 2015 to purchase 50,000 shares of common stock at $3.75 per share, and (v) warrants owned by Ricky Soloman expiring on May 3, 2015 to purchase 15,000 shares of common stock at $3.75 per share.  Verition serves as the investment manager to the Fund, and in such capacity may be deemed to have voting and dispositive power over the shares held for the Fund.  Nicholas Maounis is the managing partner of Verition and Ricky Soloman is the managing partner of Wilmot.

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

The Audit Committee considers all relevant factors when determining whether to approve a related person transaction including, without limitation, the following:

●	the size of the transaction and the amount payable to a related person;
●	the nature of the interest of the related person in the transaction;
●	whether the transaction may involve a conflict of interest, risk or cost;
●	the terms of the transaction;
●	the impact on a Director’s independence in the event the related person is a director, immediate family member of a Director or an entity with which a Director is affiliated; and
●	whether the transaction is on terms that would be available in comparable transactions with unaffiliated third parties.

Executive officer or director compensation which has been approved by the Compensation Committee of the Board of Directors is not considered a Related Party Transaction.

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company (see Note 8 to the Financial Statements).  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.    Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.25%).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

During the year ended December 31, 2012, the Company made interest payments of $260,221 to Cenfin and Cenfin advanced the Company $1,000,000.  Pursuant to these advances, the Company granted Cenfin 206,000 warrants with a strike price of $2.00 and 44,000 warrants with a strike price of $4.00.

Effective July 25, 2011, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012 and 2011, Roomlinx had paid TRG $94,950 and $14,535, respectively, for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.  Prior to entry into this arrangement, management briefed the Audit Committee and the Audit Committee determined that the amount expected to be paid was less than the cost of acquiring these services from another unaffiliated qualified individual.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $46,321 for its services since March of 2012.

Other than as set forth above, there were no related party transactions in 2012 and none are currently contemplated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND RELATED FEES, TAX FEES AND ALL OTHER FEES

For the years ended December 31, 2012 and 2011, the Company incurred accounting fees for services as follows:

	Audit fees	Audit related fees	2011 tax return fees	2010 tax return fees	Totals
GHP Horwath	$65,000	$35,865	$15,575	$-	$116,440
StarkSchenkein	5,000	6,000	-	-	11,000
Totals, 2012	$70,000	$41,865	$15,575	$-	$127,440

StarkSchenkein	60,609	44,250	-	8,000	112,859
Totals, 2011	$60,609	$44,250	$-	$8,000	$112,859

Audit related fees performed by GHP Horwath in 2012, include the review of the quarterly consolidated financial statements of Roomlinx, Inc. and Forms 10-Q related thereto, as well as the review of additional filings with the Securities and Exchange Commission including Form S-1 and Form 8-K, as appropriate.

Audit related fees performed by StarkSchenkein in 2012, relate to their review of Forms 10-Q and Form S-1 pursuant to providing their consent and in 2011, their review of the quarterly consolidated financial statements of Roomlinx, Inc. and Forms 10-Q related thereto, as well as the review of additional filings with the Securities and Exchange Commission including Form S-1 and Form 8-K, as appropriate.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before GHP Horwath, P.C. was engaged by the Company for the 2012 audit, GHP Horwath, P.C.’s engagement and engagement letter were approved by the Company’s Board of Directors.

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

10.6
Revolving Credit, Security and Warrant Purchase Agreement, dated June 5, 2009, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 11, 2009.

10.7
Debt Conversion Agreement, dated September 9, 2009, between Roomlinx, Inc. and Lewis Opportunity Fund, L.P., incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 16, 2009.

10.8
First Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated March 10, 2010, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 11, 2010.

10.9
Securities Purchase Agreement, dated April 29, 2010, among Roomlinx, Inc., Verition Multi-Strategy Master Fund Ltd. and Wilmot Advisors LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2010.

10.10
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

10.12
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

10.14
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

10.16
Third Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated December 21, 2011, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2011.

10.17
Securities Purchase Agreement, dated May 4, 2012, by and among Roomlinx, Inc. and certain Investors, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 7, 2012.

10.18	Form of Warrant, by and between Roomlinx, Inc. and each of the Investors, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 7, 2012.

10.19
Registration Rights Agreement, dated May 4, 2012, by and among Roomlinx, Inc. and certain Investors, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 7, 2012.

10.20
Master Services and Equipment Purchase Agreement, dated March 12, 2012, by and between Hyatt Corporation and Roomlinx, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q/A filed on July 27, 2012.

10.21
First Amendment to Securities Purchase Agreement, dated June 15, 2012, by and among the Company and certain Investors, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012.

10.22	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 3, 2013.

*  21.1    Subsidiaries of the Registrant.

* 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1 Certification of the chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2013.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Fine
Alan Fine
Interim Chief Financial Officer
and Interim Principal Accounting Officer

By:	/s/ Jay Coppoletta
Jay Coppoletta
Director

By:	/s/ Carl R. Vertuca, Jr.
Carl R. Vertuca, Jr.
Director

By:	/s/ Erin L. Lydon
Erin L. Lydon
Director

Date:	April 15, 2013