Form 10-Q
period 2013-03-31
ROOMLINX INC
filed 2013-05-20
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of May 14, 2013, was 6,405,413.

ROOMLINX, INC.

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,417,116	$3,211,182
Accounts receivable, net	1,793,188	1,761,503
Leases receivable, current portion	983,780	995,220
Prepaid and other current assets	205,007	115,902
Inventory, net	3,283,823	3,308,792
Total current assets	8,682,914	9,392,599

Property and equipment, net	705,199	790,873
Leases receivable, non-current	1,427,774	1,672,245
Total assets	$10,815,887	$11,855,717

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,924,037	$5,079,204
Accrued expenses and other current liabilities	296,812	668,012
Customer deposits	1,457,140	1,125,248
Notes payable and other obligations, current portion	21,700	21,884
Unearned income, current portion	162,974	187,540
Deferred revenue, current portion	1,105,934	609,988
Total current liabilities	7,968,597	7,691,876

Deferred revenue, less current portion	221,044	294,963
Notes payable and other obligations, less current portion	41,195	47,691
Unearned income, less current portion	170,974	198,404
Line of credit, net of discount	4,092,683	4,007,177

Total liabilities	12,494,493	12,240,111

Equity (Deficit):
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,405,413 shares issued and outstanding	6,405	6,405
Additional paid-in capital	37,083,712	36,971,369
Accumulated deficit	(38,967,036)	(37,571,896)
Accumulated other comprehensive income (loss)	(313)	7,684
Total Roomlinx, Inc. shareholders’ deficit	(1,733,232)	(442,438)
Non-controlling interest	54,626	58,044
Total (deficit)	(1,678,606)	(384,394)
Total liabilities and equity (deficit)	$10,815,887	$11,855,717

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
for the three months ended March 31, 2013 and 2012
(unaudited)

	2013	2012
Revenues:
Hospitality:
Product and installation	$542,557	$520,330
Services	1,365,029	778,297
Residential:
Services	217,478	238,914
Total	2,125,064	1,537,541

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,610,483	1,054,944
Residential	169,488	165,434
Operating expenses:
Operations	524,565	438,763
Product development	278,292	260,733
Selling, general and administrative	747,739	383,606
Depreciation	92,089	179,102
	3,422,656	2,482,582
Operating loss	(1,297,592)	(945,041)

Non-operating income (expense):
Interest expense	(153,693)	(138,162)
Interest income	52,727	57,968
	(100,966)	(80,194)

Net loss	(1,398,558)	(1,025,235)

Less: net loss attributable to the non-controlling interest	3,418	702

Net loss attributable to the Company	(1,395,140)	(1,024,533)

Other comprehensive (loss) income:
Currency translation (loss) gain	(7,997)	7,947

Comprehensive loss	(1,403,137)	(1,016,586)

Comprehensive loss attributable to the non-controlling interest	-	-

Comprehensive loss attributable to the Company	$(1,403,137)	$(1,016,586)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	6,405,413	5,118,877

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
for the three months ended March 31, 2013
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders’
	Shares	$0.20	Shares	$0.001	Capital	Income	(Deficit)	Interest	(Deficit) Equity
Balances, January 1, 2013	720,000	$144,000	6,405,413	$6,405	$36,971,369	$7,684	$(37,571,896)	$58,044	$(384,394)

Stock based compensation					112,343				112,343
Comprehensive income (loss):
Net loss							(1,395,140)	(3,418)	(1,398,558)
Translation loss						(7,997)			(7,997)

Balances, March 31, 2013	720,000	$144,000	6,405,413	$6,405	$37,083,712	$(313)	$(38,967,036)	$54,626	$(1,678,606)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED CASH FLOW STATEMENTS
for the three months ended March 31, 2013 and 2012
(unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,398,558)	$(1,025,235)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,089	179,102
Amortization of debt discount	85,506	75,601
Stock-based compensation	112,343	53,317
Compensation cost related to restricted stock issuances	6,000	-
Provision for uncollectable accounts and leases receivable	31,978	(10,772)
Change in operating assets and liabilities:
Accounts receivable	(42,663)	(10,168)
Prepaid and other current assets	(89,105)	53,260
Inventory	24,969	276,617
Accounts payable and other liabilities	(532,367)	(205,850)
Customer deposits	331,892	-
Unearned income	(51,996)	(73,148)
Deferred revenue	422,027	(51,227)
Total adjustments	390,673	286,732
Net cash used in operating activities:	(1,007,885)	(738,503)

Cash flows from investing activities:
Payments received on leases receivable	234,911	248,151
Purchase of property and equipment	(6,415)	(40,236)
Net cash provided by investing activities:	228,496	207,915

Cash flows from financing activities:
Proceeds from the line of credit	-	1,000,000
Payments on capital lease	(2,719)	(3,556)
Payments on notes payable	(3,961)	(14,987)
Net cash (used in) provided by financing activities	(6,680)	981,457

Effects of foreign currency translation	(7,997)	2,282

Net (decrease) increase in cash and equivalents	(794,066)	453,151
Cash and equivalents at beginning of period	3,211,182	361,228
Cash and equivalents at end of period	$2,417,116	$814,379

Supplemental cash flow information:
Cash paid for interest	$64,357	$63,139

Non-cash investing and financing activities:
Assets acquired under capital lease	$-	$34,617
Warants isssed in connection with line of credit	$-	$350,167

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
March 31, 2013
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

Basis of Consolidation:    The consolidated financial statements include Roomlinx, Inc., and its wholly-owned subsidiaries, Canadian Communication LLC. Cardinal Connect, LLC, Cardinal Broadband, LLC and Arista Communication, LLC, a 50% subsidiary, controlled by the Company, Canadian Communication and Cardinal Connect, LLC, are non-operating entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation:    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company’s Form 10-K as of and for the year ended December 31, 2012.

Reclassification:    Certain amounts in the 2012 financial statements have been reclassified to conform to the current year presentation.

Going Concern and Management Plans:    The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2013, the Company had approximate balances of cash and cash equivalents of $2,417,000, working capital of $714,000, total deficit of $1,679,000 and accumulated deficit of $38,967,000.  To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations.  As of March 31, 2013, the Company has available approximately $19,800,000 under its line of credit, which could be limited by the execution of a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement.

As described in Note 10, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin.  Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender and there are no assurances that the lender will permit the Company to borrow under the line of credit.  Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for the next four to six months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivable are stated at the amount billed to the customer.  Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.  The assessment and related estimate are based on current credit-worthiness and payment history.  As of March 31, 2013 and December 31, 2012, the Company recorded an allowance of approximately $210,000 and $229,000, respectively.

Revenue Recognition:    Revenue is derived from the installation and ongoing services of in-room media, entertainment, and HD television programming solutions in addition to wired networking solutions and Wireless Fidelity networking solutions. Revenue is recognized when all applicable recognition criteria have been met, which generally include a) persuasive evidence of an existing arrangement; b) fixed or determinable price; c) delivery has occurred or service has been rendered; d) collectability of the sales price is reasonably assured.

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

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  The Company’s policy prohibits the issuance of customer credits during the month of cancelation. The Company earns residuals as a percentage of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

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

Accounts Receivable:  At March 31, 2013 Hyatt Corporation controlled properties represented 30% and other Hyatt properties in the aggregate represented 38% of the accounts receivable balance compared to three customers who accounted for 45% (20%, 18% and 7%) at March 31, 2012.

Revenue:  During the three months ended March 31, 2013, Hyatt Corporation controlled properties contributed 33% and other Hyatt properties in the aggregate contributed 32% of Roomlinx’s US Hospitality revenue compared to four customers who contributed 44% (11% each) for the three months ended March 31, 2012.  Additionally, one customer contributed 50% to Roomlinx’s Canadian hospitality revenue in 2013 versus 53% in 2012.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012.

The respective carrying value of certain financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, accounts payable, capital lease obligations, notes payable and the line of credit.  The carrying value of cash and cash equivalents, accounts receivable, leases receivable, and accounts payable approximate fair value due to their short term nature. The carrying amount of capital lease obligations and notes payable approximates their fair values as the pricing and terms of these liabilities approximate market rates. The fair value of the line of credit is not practicable to estimate because of the related party nature of the underlying transactions.  The Company has no financial instruments with the exception of cash and cash equivalents (level 1) valued on a recurring basis.

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

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of March 31, 2013 and 2012, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling 2,531,055 and 1,914,744 shares as of March 31, 2013 and March 31, 2012, respectively) would be to decrease the net loss per share.

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

2.   Leases Receivable

As of March 31, 2013, the Company had $2,567,554 in leases receivables compared to $2,802,465 at December 31, 2012, less a reserve for uncollectible accounts of $156,000 and $135,000 for net leases receivable of $2,411,554 and $2,667,465, respectively.  During the three months ended March 31, 2013 and 2012 the Company received payments of $234,911 and $248,151, respectively.  The Company did not enter into any new leases in the three months ended March 31, 2013 and March 31, 2012.  These leases have terms of 60 months and an average interest rate of 9.5%.

Future minimum receipts on lease receivables are as follows:

Twelve months ended March 31,	Minimum Receipts
2014	$983,780
2015	796,292
2016	542,235
2017	233,342
2018	11,905
$2,567,554

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of March 31, 2013 and December 31, 2012, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Inventory balances as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Raw materials	$2,485,309	$2,546,441
Work in process	918,514	882,351
	3,403,823	3,428,792
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$3,283,823	$3,308,792

4.    Notes Payable

The Company has a note payable with a principal balance of $38,799 at March 31, 2013 versus two notes payable with an aggregate principal balance of $42,761 ($41,178 and $1,583) at December 31, 2012.  This note bears interest at 11%, and expires August 1, 2016.  Monthly principal and interest payments total $1,163.

5.     Line of Credit

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company. The Credit Agreement permits us to borrow up to $25 million until June 5, 2017. As described further in Subsequent Events (see Note 10) the Company and Cenfin executed a fourth amendment to the Credit Agreement on May 3, 2013, which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty. Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.19% at March 31, 2013). The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 at March 31, 2013 and December 31, 2012. These advances will be repaid at various dates between 2014 and 2017. A total of $19,824,000 is available for future borrowings. Interest expense of $66,239 and $60,604, exclusive of accretion of the debt discount of $85,506 and $75,601, was recorded for the three months ended March 31, 2013 and 2012, respectively. The unamortized balance of the debt discount was $1,083,317 and $1,168,823 at March 31, 2013 and December 31, 2012, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of March 31, 2013) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000. The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Future minimum payments against the line of credit are as follows:

Twelve months
ended	Minimum
March 31,	Payments
2015	$464,000
2016	1,492,000
2017	3,220,000
$5,176,000

6.     Commitments and Contingencies

Operating Leases:    On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012. Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot. The Company had a deferred rent liability of $50,463 and $55,025 included in other liabilities as of March 31, 2013 and December 31, 2012, respectively. The Company has future minimum lease payments of $108,817, $149,898 and $76,043 during the twelve months ended March 31, 2014, 2015, and 2016, respectively.

Capital Lease Obligations:    The Company has a capital lease arrangement related to the acquisition of software.  These arrangements are collateralized by the software and expire in March 2015 with future minimum lease payments as follows:  $11,508 and $12,587 for the twelve month periods ended March 31, 2014 and 2015, respectively.

7.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2013 and December 31, 2012 there were 720,000 shares of Class A Preferred Stock issued and outstanding. Undeclared Class A dividends accumulated and unpaid as of March 31, 2013 and December 31, 2012, were $188,400 and $185,160, respectively; these dividends are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of March 31, 2013 and December 31, 2012, there were 6,405,413 shares of common stock issued and outstanding.

During the three months ended March 31, 2013, the Company granted 24,000 restricted shares of common stock at a fair market value of $2.00 per share to three non-employee directors of the Company.  The Company recognized compensation cost of $6,000 recorded in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss) and included in accrued expenses in the accompanying balance sheet.  The shares vest in equal annual installments beginning on August 27, 2013 through 2015.

Warrants:

As of March 31, 2013 and December 31, 2012, the Company had outstanding 1,542,800 warrants issued in connection with the line of credit (see Note 5).  During the three months ended March 31, 2012, the Company issued 250,000 warrants.  No warrants were issued in the three month period ended March 31, 2013.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the three month period ended March 31, 2012:

2012
Term	3 years
Expected volatility	136% - 148%
Risk free interest rate	0.35% - 0.57%
Dividend yield	0%

The following is a summary of such outstanding warrants for the three month period ended March 31, 2013:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	-	-
Outstanding and exercisable at March 31, 2013	1,542,800	$2.84	1.72	$1,444,280

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of March 31, 2013, options to purchase 988,255 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On January 11, 2013, the board of directors approved the grant of 30,000 Incentive Stock Options at an exercise price of $2.06.  These options vest ratably on the anniversary date over a three year period and expire 7 years from the grant date.  The weighted average grant date fair value of such options was $1.68.

Pursuant to the execution of the Hyatt MSA, on March 14, 2012 the board of directors approved the grant of 500,000 stock options (“Hyatt options”) at a strike price of $4.00 vesting on a pro rata basis over three years or the acceleration of such vesting rights relative to installation performance metrics at the Hyatt properties as defined by the board of directors, whichever is greater, and expiring 7 years from the date of grant.  On December 27, 2012, the board of directors approved re-pricing the Hyatt options from the exercise price of $4.00 per share to $2.10 per share ($0.10 above the closing price per the NASDAQ OTC Bulletin as of that date), resulting in a change to the expected volatility and risk free interest rate as previously reported.

The following are the assumption utilized in the restriction of stock based compensation related to the stock option grants for the three months periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Expected term	7 years	7 years
Expected volatility	213%	214%
Risk free interest rate	1.28%	1.15%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,086,074	$2.74
Granted	30,000	2.06
Forfeited	(127,819)	2.38
Outstanding at March 31, 2013	988,255	$2.32	5.56	$16,500
Exercisable at March 31, 2013	441,193	$2.56	5.88	$16,500

The Company recorded stock-based compensation expense of $112,343 and $53,317 for the three month periods ended March 31, 2013 and 2012, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of stock options that vested and became exercisable during the three months ended March 31, 2013 and 2012 was $297,029 and $1,401 respectively. At March 31, 2013, there was approximately $1,115,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the three months ended March 31, 2013 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	763,363	$2.16	$1.95
Granted	30,000	2.06	1.68
Vested	(139,601)	2.13	2.12
Forfeited	(106,700)	2.26	2.00
Non-vested at March 31, 2013	547,062	$2.13	$1.89

8.      Segment Information

Financial information for our segment as of and for the three months ended March 31, 2013 and 2012, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended March 31, 2013
Revenue	$1,907,586	$217,478	$-	$2,125,064
Operating (loss)	$(820,446)	$(100,443)	$(376,703)	$(1,297,592)
Net (loss)	$(921,412)	$(100,443)	$(376,703)	$(1,398,558)

Three months ended March 31, 2012
Revenue	$1,298,627	$238,914	$-	$1,537,541
Operating income (loss)	$(882,571)	$35,323	$(97,793)	$(945,041)
Net income (loss)	$(962,765)	$35,323	$(97,793)	$(1,025,235)

As of March 31, 2013
Total assets	$10,391,253	$219,322	$205,312	$(10,815,887)

Financial information of geographical data by segment as of and for the three months ended March 31, 2013 and 2012, is as follows:

	United States	Canada	Other Foreign	Totals

Three months ended March 31, 2013
Hospitality:
Product and installation	$542,557	$-	$-	$542,557
Services	$1,209,100	$120,730	$35,199	$1,365,029
Residential:
Services	$217,478	$-	$-	$217,478
Totals	$1,969,135	$120,730	$35,199	$2,125,064

Three months ended March 31, 2012
Hospitality:
Product and installation	$520,330	$-	$-	$520,330
Services	$585,219	$159,074	$34,004	$778,297
Residential:
Services	$238,914	$-	$-	$238,914
Totals	$1,344,463	$159,074	$34,004	$1,537,541

As of March 31, 2013
Total assets	$10,130,868	$518,161	$166,858	$10,815,887

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

The Company is also a defendant in two actions brought in Colorado state court – one action brought by a former employee for monies allegedly owed by the Company and one by a recruiting company for amounts allegedly due to such recruiting company. Both actions seek damages of less than $20,000 from the Company and the Company believes that it has meritorious defenses to the claims brought in both such actions.

10.      Subsequent Events

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory which the Company purchased from TIG.  The amount is recorded in accounts payable in the accompanying balance sheet as of March 31, 2013 and December 31, 2012. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action. The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim. The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

On May 3, 2013, Roomlinx, Inc., a Nevada corporation (“Roomlinx”), and Cenfin LLC, a Delaware limited liability company (“Cenfin”), entered into a Fourth Amendment (the “Amendment”) to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (as heretofore amended, the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin.  The remaining terms of the Original Agreement were not further amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2012 Annual Report on Form 10-K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the inability of the Company to obtain financing in order for the Company to maintain operation
●
the continued suspension of certain obligations of the Company and Hyatt pursuant to the Master Service Agreement with Hyatt (the “MSA”) or the removal of such obligations from the MSA and the restructure or release of the obligations of certain Hyatt hotels to install the Company’s iTV product;

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

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million.  As of March 31, 2013 and December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,457,000 and $1,125,000, respectively.

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

Trends and Business Outlook

Our goal is to be the leading provider of all facets of in-room entertainment, programming and internet connectivity. We believe that we are developing the scale, capacity, and reach to respond to customers’ needs quickly and that our product offerings differentiate us from other market participants in terms of usability, technical innovation and breadth of offerings.  Over the past year, we have taken significant steps towards these goals and in the first quarter of 2012 we signed a master services agreement with Hyatt Corporation. We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room. Hotel guests are getting their content from the internet or alternative mobile sources, such as laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.  We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.  These investments and enhancements will be focused on meeting the desires of hotel guests in a manner consistent with hotel needs.

To this end, our sales and product initiatives are aimed at accelerating market penetration by significantly reducing the cost of installation while still meeting the needs of hotel guests and generating an attractive gross margin.  Towards that end, Roomlinx is targeting a launch of its iTV Mobile platform during the fourth quarter of 2013.  Roomlinx iTV Mobile is the next progression in the Roomlinx product offerings.  Roomlinx iTV brings the internet, content and guest services to the hotel room TV,  Roomlinx iTV Mobile expands the benefits of iTV to guests’ personal devices.  We believe iTV Mobile will accelerate market penetration by allowing properties to choose between a full iTV integration or a more cost effective iTV mobile option.

The Company believes the benefits of iTV Mobile include:
●	Low cost installation option for hotels, which allows for a disruptive business model.
●	Significantly lower cost for Roomlinx to service and support.
●	Expanded market opportunity to attract limited service hotels with a lower cost installation
●	Rapid installation ensures less ‘down time’ for hotel rooms to be offline
●	Guest will appreciate multiple options to access media and entertainment through personal devices
●	Strong recurring revenue model for Roomlinx – targeted at $3-$4 per room per month with approximately a 90% gross margin.
●	Provides for a new service offering and revenue stream for hotels.

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

RESULTS OF OPERATIONS

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of March 31, 2013 the Company was servicing approximately 78,000 RGUs within the hospitality sector representing a net increase of 35,000 RGUs or 85%, within the hospitality sector over the twelve months ended March 31, 2013, and 16 residential communities and small businesses, representing an additional 3,600 RGUs.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Our revenues for the three months ended March 31, 2013 and 2012 were $2,125,064 and $1,537,541 respectively, an increase of $587,523 or 38%, reflecting an increase in product and installation revenue of approximately $22,000, or 4%, and an increase in recurring service revenue of approximately $565,000, or 56%.  The increase in our recurring revenue is the result of a net addition of approximately 35,000 RGUs placed into service during the twelve months ended March 31, 2013.

Direct costs exclusive of operating expenses and depreciation for the three months ended March 31, 2013 and 2012 were $1,779,971 and $1,220,378 respectively, an increase of $559,593 or 46%.  The increase in cost allocation is 19% to product and installation revenue and 37% to recurring service revenue.  The increase in product and installation costs is proportional to the increase in revenues, while the recurring service costs are related to additional personnel costs in our 24x7 call center.  This was expected as the Company has increased headcount to support the additional 35,000 RGUs placed into service over the twelve months ended March 31, 2013.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of March 31, 2013 and 2012, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended March 31, 2013 and 2012 was $1,751,657 and $1,105,549 respectively, an increase of $646,108 or 59%. This increase consists of approximately (i) $22,000 of product and installation revenue and (ii) an increase in recurring service revenue of approximately $624,000 or 107%, the result of a net increase of approximately 35,000 RGUs to 59,000 RGUs in service at March 31, 2013.

Canada: Canadian hospitality revenue for the three months ended March 31, 2013 and 2012 was $120,730 and $159,074 respectively, a decrease of $38,344 or 24%.   This revenue is variable and dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended March 31, 2013 and 2012 was $35,199 and $34,004, respectively, an increase of $1,195.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended March 31, 2013 and 2012 was $217,478 and $238,914 respectively, and decrease of $21,436 or 9%.

Operational Expenses

Total operating expense for the three months ended March 31, 2013 and 2012 was $1,642,685 and $1,262,204; an increase of $380,481, or 30%.  This increase is primarily due to payroll and related costs associated with hiring personnel to support the increased RGUs being serviced.

Our operations department expense increased $85,802 to $524,565 in the three months ended March 31, 2013 compared to the same period in 2012.  This increase is primarily due to an increase of approximately $125,000 in payroll and related expenses related to current levels of installations and RGUs being serviced.

Our product development department expense increased $17,559 to $278,292 in the three months ended March 31, 2013 compared to same period in 2012.  This increase is primarily due to an increase in payroll and related costs of approximately $34,000.

Our selling, general and administrative expenses increased $364,133 to $747,739 in the three months ended March 31, 2013 compared to the same period in 2012.  This increase is attributable to approximate increases in (i) payroll and related costs, including stock based compensation, of $181,000, (ii) professional fees of 69,000, (iii) bad debt expense of 45,000, and (iv) various other costs of 75,000,

Depreciation expense for the three months ended March 31, 2013 and 2012 was $92,089 and $179,102 respectively, a decrease of $87,013 or 49%.  This decrease reflects the reduction in depreciation expense applicable to the impairment recorded at September 30, 2012.

Our operating loss for the three months ended March 31, 2013 and 2012 was $1,297,592 and $945,041 respectively, an increase of $352,551 or 37%.  This increase is primarily attributable to personnel costs to support the net increase of approximately 35,000 RGUs placed into service over the prior twelve months.

Non-Operating

For the three months ended March 31, 2013 and 2012, our non-operating income was $52,727 and $57,968 respectively.  Non-operating income consists of interest income earned on lease receivables.

Our non-operating expenses for the three months ended March 31, 2013 and 2012 were $153,693 and $138,162 respectively, an increase of $15,531.  This increase is primarily attributable to (i) an increase in deferred debt discount of $9,905 and (ii) an increase in interest expense related of $5,635 related to the Cenfin line of credit.

For the three months ended March 31, 2013, we reported a net loss of $1,398,558, compared to a net loss of $1,025,235 for the three months ended March 31, 2012. As discussed above, this increase is primarily attributable to personnel costs to support the net increase of approximately 35,000 RGUs placed into service over the prior twelve months.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2013 we had $2,417,116 in cash and cash equivalent, which is sufficient to continue business operations through the next four to six months.  The Company has implemented a phased reduction in personnel to mitigate its fixed cost base and is working with its vendors to reduce its outstanding payables and extend payment terms, resulting in its ability to fund operations into the fourth quarter.  Working capital at March 31, 2013 was $714,317.

As discussed in Note 10 to our interim financial statements, the Company’s Credit Agreement with Cenfin LLC (“Cenfin”) was recently amended to provide that the determination as to whether Cenfin will advance funds under the Credit Agreement shall be made solely by Cenfin. Accordingly, there are no guarantees that Cenfin will make any additional advances under the Credit Agreement. In the event that Cenfin refuses to advance funds to fund the Company’s ongoing business operations, then the Company would need to seek alternative financing to fund its operations and in the event the Company is unable to obtain such alternative financing, the Company could be forced into seeking protection under the US bankruptcy laws.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  The amount is recorded in accounts payable in the accompanying balance sheets as of March 31, 2013 and December 31, 2012.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

Operating Activities

Net cash used by operating activities was $1,007,885 and $738,503 for the three months ended March 31, 2013 and 2012, respectively.  The increase in cash used in operations of $269,382 was primarily attributable to the increase in net loss of $373,323, less an increase in cash provided by operations of $103,941.  Cash provided by operations included (i) an increase of $30,668 in non-cash expenses from recurring non-cash adjustments such as stock based compensation, depreciation expense and the amortization of debt discount, and (ii) an increase of $73,273 from the fluctuation in changes in operating assets and liabilities resulting from the Company requiring a 50% deposit at the time of hotel agreement execution and obtaining favorable vendor terms related to significant equipment purchases.

Investing Activities

Net cash provided by investing activities was $228,496 for the three months ended March 31, 2013 compared to $207,915 provided by investing activities during the same period in 2012.  The increase in cash provided by investing activities of $20,581 was primarily attributable to a savings of $33,821 resulting from a decline in capital expenditures 2013 versus 2012 offset by a decrease in 2013 cash receipts against leases receivable totaling $13,240.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $6,680 compared to net cash provided by financing activities of $981,457 for the three months ended March 31, 2012.  The decrease in cash of $988,137 is primarily attributable to Company not taking an advance against its line of credit in 2013 versus drawing $1,000,000 against its line of credit in 2012.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at March 31, 2013:

Twelve months	Line of	Notes	Lease Obligations		Minimum
ended March 31,	Credit	Payable	Capital	Operating	Payments
2014	$-	$10,192	$11,508	$108,817	$130,517
2015	464,000	11,372	12,587	149,898	637,857
2016	1,492,000	12,688	-	76,043	1,580,731
2017	3,220,000	4,547	-	-	3,224,547
2018	-	-	-	-	-
	$5,176,000	$38,799	$24,095	$334,758	$5,573,652

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss).  For the three months ended March 31, 2013 and 2012, transaction losses were not material.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were inadequate as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of March 31, 2013. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of March 31, 2013, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. We have begun to implement and will continue to implement appropriate processes and measures to remediate this material weakness, which will include the installation of a permanent Chief Financial Officer and Principal Accounting Officer, and a restructuring of the organizational chart that clearly defines the CFO’s authority across the organization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, refer to Note 9, “Contingent Liabilities” and Note 10, “Subsequent Events” in the notes to the unaudited consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1 Fourth Amendment to Revolving Credit, Security and Warrant Purchase Agreement dated May 3, 2013 by and between the Company and Cenfin LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

31.2 Certification of the chief financial officer to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101  Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	May 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Fine
Alan Fine
Interim Chief Financial Officer
and Interim Principal Accounting Officer

Date:	May 20, 2013