Form 10-Q
period 2013-06-30
ROOMLINX INC
filed 2013-08-14
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from______________ to _______________

Commission File Number: 000-26213

ROOMLINX, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of August 14, 2013, was 6,405,413.

ROOMLINX, INC.

Roomlinx, Inc.

CONSOLIDATED BALANCE SHEETS

	30-Jun	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,769,630	$3,211,182
Accounts receivable, net	1,769,825	1,761,503
Leases receivable, current portion	905,863	995,220
Prepaid and other current assets	129,739	115,902
Inventory, net	3,459,544	3,308,792
Total current assets	8,034,601	9,392,599

Property and equipment, net	623,217	790,873
Leases receivable, non-current	1,209,012	1,672,245
Total assets	$9,866,830	$11,855,717

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, net of discount, current portion	$340,000	$-
Accounts payable	4,080,323	5,079,204
Accrued expenses and other current liabilities	719,576	668,012
Customer deposits	1,123,448	1,125,248
Notes payable and other obligations, current portion	21,414	21,884
Unearned income, current portion	144,785	187,540
Deferred revenue, current portion	1,444,729	609,988
Total current liabilities	7,874,275	7,691,876

Deferred revenue, less current portion	262,130	294,963
Notes payable and other obligations, less current portion	35,426	47,691
Unearned income, less current portion	109,073	198,404
Line of credit, net of discount, less current portion	3,838,190	4,007,177

Total liabilities	12,119,094	12,240,111

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized: Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,405,413 shares issued and outstanding	6,405	6,405
Additional paid-in capital	37,208,398	36,971,369
Accumulated deficit	(39,684,110)	(37,571,896)
Accumulated other comprehensive income	20,434	7,684
Total Roomlinx, Inc. shareholders' deficit	(2,304,873)	(442,438)
Non-controlling interest	52,609	58,044
Total deficit	(2,252,264)	(384,394)
Total liabilities and deficit	$9,866,830	$11,855,717

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the three and six months ended June 30, 2013 and 2012

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hospitality:
Product and installation	$932,265	$1,179,078	$1,474,822	$1,699,408
Services	1,295,698	725,453	2,660,727	1,503,750
Residential:
Services	217,839	230,855	435,317	469,769
Total	2,445,802	2,135,386	4,570,866	3,672,927

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,650,513	1,888,967	3,260,996	2,943,911
Residential	164,792	174,488	334,280	339,922
Operating expenses:
Operations	271,665	501,291	796,230	940,054
Product development	195,257	246,488	473,549	507,221
Selling, general and administrative	694,728	874,257	1,442,467	1,257,473
Depreciation	92,107	188,873	184,196	367,975
	3,069,062	3,874,364	6,491,718	6,356,556
Operating loss	(623,260)	(1,738,978)	(1,920,852)	(2,683,629)

Non-operating income (expense):
Interest expense	(144,064)	(152,593)	(297,757)	(291,145)
Interest income	48,234	79,941	100,960	137,909
	(95,830)	(72,652)	(196,797)	(153,236)

Net loss	(719,090)	(1,811,630)	(2,117,649)	(2,836,865)

Less: net loss attributable to the non-controlling interest	2,016	2,358	5,435	3,060

Net loss attributable to the Company	(717,074)	(1,809,272)	(2,112,214)	(2,833,805)

Other comprehensive income (loss):
Currency translation gain (loss)	20,747	(15,338)	12,750	(7,391)

Comprehensive loss	(696,327)	(1,824,610)	(2,099,464)	(2,841,196)

Comprehensive loss attributable to the non-controlling interest	-	-	-	-

Comprehensive loss attributable to the Company	$(696,327)	$(1,824,610)	$(2,099,464)	$(2,841,196)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.31)	$(0.33)	$(0.52)

Weighted average shares outstanding:
Basic and diluted	6,405,413	5,893,814	6,405,413	5,506,347

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

for the six months ended June 30, 2013

(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid-in	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	$0.20	Shares	$0.001	Capital	Income	(Deficit)	Interest	(Deficit) Equity
Balances, January 1, 2013	720,000	$144,000	6,405,413	$6,405	$36,971,369	$7,684	$(37,571,896)	$58,044	$(384,394)

Stock based compensation					237,029				237,029
Comprehensive income (loss):
Net loss							(2,112,214)	(5,435)	(2,117,649)
Translation gain						12,750			12,750

Balances, June 30, 2013	720,000	$144,000	6,405,413	$6,405	$37,208,398	$20,434	$(39,684,110)	$52,609	$(2,252,264)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED CASH FLOW STATEMENTS

for the six months ended June 30, 2013 and 2012

(unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(2,117,649)	$(2,836,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,196	367,975
Amortization of debt discount	171,013	161,108
Stock-based compensation	237,029	238,346
Compensation cost related to restricted stock issuances	12,000	-
Provision for uncollectable accounts and leases receivable	102,254	204,400
Reserve for inventory obsolescence	-	15,000
Change in operating assets and liabilities:
Accounts receivable	(27,808)	(551,366)
Prepaid and other current assets	(13,837)	(148,632)
Inventory	(150,752)	(674,748)
Accounts payable and other liabilities	(959,317)	1,116,756
Customer deposits	(1,800)	-
Unearned income	(132,086)	(126,542)
Deferred revenue	801,908	468,546
Total adjustments	222,800	1,070,843
Net cash used in operating activities:	(1,894,849)	(1,766,022)

Cash flows from investing activities:
Payments received on leases receivable	469,822	475,614
Purchase of property and equipment	(16,540)	(160,336)
Net cash provided by investing activities:	453,282	315,278

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	2,993,311
Proceeds from the line of credit	-	1,000,000
Payments on capital lease	(5,500)	(7,082)
Payments on notes payable	(7,235)	(30,417)
Net cash (used in) provided by financing activities	(12,735)	3,955,812

Effects of foreign currency translation	12,750	(4,331)

Net (decrease) increase in cash and equivalents	(1,441,552)	2,500,737
Cash and equivalents at beginning of period	3,211,182	361,228
Cash and equivalents at end of period	$1,769,630	$2,861,965

Supplemental cash flow information:
Cash paid for interest	$241,288	$132,297

Non-cash investing and financing activities:
Assets acquired under capital lease	$-	$34,617
Warants isssed in connection with line of credit	$-	$350,167

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

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

Basis of Presentation: The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-K as of and for the year ended December 31, 2012.

Reclassification: Certain amounts in the 2012 financial statements have been reclassified to conform to the current year presentation.

Going Concern and Management Plans: The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2013, the Company had approximate balances of cash and cash equivalents of $1,770,000, working capital of $160,000, total deficit of $2,305,000 and accumulated deficit of $39,684,000. To date, the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations. As of June 30, 2013, the Company has available approximately $19,800,000 under its line of credit; however, as described below, any borrowings under the line of credit could be limited.

As described in Note 5, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into with Cenfin on June 5, 2009 (the “Original Agreement”). Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin. Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender, and there are no assurances that the lender, will permit the Company to borrow under the line of credit. Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan. If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for the next eight to twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Accounts Receivable:    Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent. Outstanding customer invoices are periodically assessed for collectability. The assessment and related estimate are based on current credit-worthiness and payment history. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance of approximately $248,000 and $229,000, respectively.

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

Accounts Receivable: At June 30, 2013 and December 31, 2012, Hyatt Corporation-controlled properties represented 7% and 49%, respectively, of accounts receivable, and other Hyatt properties in the aggregate represented 69% and 29%, respectively, of accounts receivable.

Revenue:  During the three months ended June 30, 2013 and 2012, Hyatt Corporation-controlled properties contributed 21% and 51%, respectively, and other Hyatt properties in the aggregate contributed 68% and 19%, respectively, of Roomlinx’s US Hospitality revenue.  Additionally, one customer contributed 51% to Roomlinx’s Canadian hospitality revenue in 2013 versus one customer contributing 55% in 2012.

During the six months ended June 30, 2013 and 2012, Hyatt Corporation-controlled properties contributed 28% and 32%, respectively, and other Hyatt properties in the aggregate contributed 54% and 22%, respectively, of Roomlinx’s US Hospitality revenue.  Additionally, one customer contributed 53% to Roomlinx’s Canadian hospitality revenue in 2013 and 2012.

Fair Value Measurement:   The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012.

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

Hospitality: Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign. As of June 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential: Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States. The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and losses are included in the consolidated statements of comprehensive loss as a component of other income (expense).

Earnings (loss) Per Share:    The Company computes earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants. Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,470,100 and 2,505,421 shares as of June 30, 2013 and June 30, 2012, respectively) would be to decrease the net loss per share.

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

2.     Leases Receivable

As of June 30, 2013, the Company had $2,114,875 in leases receivables compared to $2,802,465 at December 31, 2012, less a reserve for uncollectible accounts of $0 and $135,000, respectively. During the six months ended June 30, 2013 and 2012, the Company received payments of $469,822 and $475,614, respectively. The Company did not enter into any new leases in the six months ended June 30, 2013 and June 30, 2012. These leases have terms of 60 months and an average interest rate of 9.5%. In addition, during the six months ended June 30, 2013 and 2012, the Company recorded a loss of $82,768 and $60,211 respectively, related to the early termination of lease receivable contracts. These amounts are net of the return of equipment to inventory and are included in direct costs in the consolidated statements of comprehensive loss.

Future minimum receipts on lease receivables are as follows:

Twelve months ended June 30,	Minimum Receipts
2014	$905,863
2015	681,027
2016	396,516
2017	126,707
2018	4,762
$2,114,875

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of June 30, 2013 and December 31, 2012, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Inventory balances as of June 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Raw materials	$2,457,230	$2,546,441
Work in process	1,122,314	882,351
	3,579,544	3,428,792
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$3,459,544	$3,308,792

4.     Notes Payable

The Company has a note payable with a principal balance of $35,526 at June 30, 2013 versus two notes payable with an aggregate principal balance of $42,761 ($41,178 and $1,583) at December 31, 2012. This note bears interest at 11%, and matures August 1, 2016. Monthly principal and interest payments total $1,163.

5.     Line of Credit

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company. The Credit Agreement permits us to borrow up to $25 million until June 5, 2017. On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx. Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty. Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.19% at June 30, 2013). The Credit Agreement is collateralized by substantially all of our assets, and requires the Company to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 at June 30, 2013 and December 31, 2012. These advances will be repaid at various dates between 2014 and 2017. A total of $19,824,000 is available for future borrowings, subject to the terms of the amended agreement. Interest expense of $122,708 and $128,353, exclusive of accretion of the debt discount of $171,013 and $161,108, was recorded for the six months ended June 30, 2013 and 2012, respectively. The unamortized balance of the debt discount was $997,810 and $1,168,823 at June 30, 2013 and December 31, 2012, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of June 30, 2013) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000. The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Future minimum payments against the line of credit are as follows:

Twelve Months ended June 30,	Minimum Receipts
2014	$340,000
2015	124,000
2016	1,942,000
2017	2,770,000
$5,176,000

6.     Commitments and Contingencies

Operating Leases:    On April 10, 2012, the Company executed a lease agreement for office space with an effective date of May 1, 2012. Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot. The Company had a deferred rent liability of $57,698 and $55,025 included in other liabilities as of June 30, 2013 and December 31, 2012, respectively. The Company has future minimum lease payments of $133,727, $151,210 and $38,021 during the twelve months ended June 30, 2014, 2015, and 2016, respectively.

Capital Lease Obligations:  The Company has a capital lease arrangement related to the acquisition of software. These arrangements are collateralized by the software and expire in March 2015 with future minimum lease payments as follows: $11,769 and $9,545 for the twelve month periods ended June 30, 2014 and 2015, respectively.

7.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock. The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company. As of June 30, 2013 and December 31, 2012, there were 720,000 shares of Class A Preferred Stock issued and outstanding. Undeclared Class A dividends accumulated and unpaid as of June 30, 2013 and December 31, 2012, were $191,640 and $185,160, respectively; these dividends are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock. As of June 30, 2013 and December 31, 2012, there were 6,405,413 shares of common stock issued and outstanding.

During the six months ended June 30, 2013, the Company granted 24,000 restricted shares of common stock at a fair market value of $2.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date) to three non-employee directors of the Company. The Company recognized compensation cost of $12,000 recorded in selling, general and administrative expenses in the consolidated statement of comprehensive loss. The amount is included in accrued expenses in the accompanying balance sheet. So long as the recipient’s service as a member of the Company’s Board of Directors has not been terminated, the shares shall vest in equal annual installments beginning on August 27, 2013 through 2015, or immediately upon a change of control as follows: (i) 50% of restricted shares shall vest upon a change of control prior to August 27, 2013, and (ii) 100% of restricted shares shall vest upon a change of control between August 27, 2013 and August 27, 2015.

Warrants:

As of June 30, 2013 and December 31, 2012, the Company had 1,542,800 warrants outstanding in connection with the line of credit (see Note 5). During the six months ended June 30, 2012, the Company issued 250,000 warrants. No warrants were issued in the six month period ended June 30, 2013.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the six month period ended June 30, 2012:

2012
Term	3 years
Expected volatility	108% - 148%
Risk free interest rate	0.35% - 0.57%
Dividend yield	0%

The following is a summary of such outstanding warrants for the six month period ended June 30, 2013:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	-	-
Outstanding and exercisable at June 30, 2013	1,542,800	$2.84	1.47	$-

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of June 30, 2013, options to purchase 925,027 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On January 11, 2013, the board of directors approved the grant of 30,000 Incentive Stock Options at an exercise price of $2.06 per share. These options vest ratably on the anniversary date over a three-year period and expire 7 years from the grant date. The weighted average grant date fair value of such options was $1.68.

Pursuant to the execution of the Hyatt MSA, on March 14, 2012 the board of directors approved the grant of 500,000 stock options (“Hyatt options”) at a strike price of $4.00 per share vesting on a pro rata basis over three years or the acceleration of such vesting rights relative to installation performance metrics at the Hyatt properties as defined by the board of directors, whichever is greater, and expiring 7 years from the date of grant. On December 27, 2012, the board of directors approved re-pricing the Hyatt options from the exercise price of $4.00 per share to $2.10 per share ($0.10 above the closing price per the NASDAQ OTC Bulletin as of that date), resulting in a change to the expected volatility and risk free interest rate as previously reported.

As of June 14, 2013, the Company had outstanding options to purchase an aggregate of 925,027 shares of common stock, of which options to purchase 300,833 shares of common stock were Hyatt Options, when the Board determined to reduce the exercise price of a total of 354,445 of the non-Hyatt Options to $0.60 per share (the closing price of the common stock on June 14, 2013 was $0.60 per share). None of the Options subject to the exercise price reduction are Hyatt Options.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the six month periods ended June 30, 2013 and June 30, 2012:

	2013	2012
Expected term	7 years	7 years
Expected volatility	213%	221% - 225%
Risk free interest rate	1.28%	1.10% - 1.69%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,086,074	$2.74
Granted	30,000	$0.60
Forfeited	(191,047)	2.30
Outstanding at June 30, 2013	925,027	$1.61	5.26	$17,722
Exercisable at June 30, 2013	443,937	$1.65	4.64	$7,459

The Company recorded stock-based compensation expense of $237,029 and $238,346 for the six month periods ended June 30, 2013 and 2012, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of comprehensive income (loss). The fair value of stock options that vested and became exercisable during the six months ended June 30, 2013 and 2012 was $334,618 and $20,124 respectively. At June 30, 2013, there was approximately $600,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the six months ended June 30, 2013 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	763,363	$2.16	$1.95
Granted	30,000	0.60	0.60
Vested	(151,683)	1.91	1.82
Forfeited	(160,590)	2.30	1.98
Non-vested at June 30, 2013	481,090	$1.45	$1.34

8.     Segment Information

Financial information for our segment as of and for the three and six months ended June 30, 2013 and 2012, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended June 30, 2013
Revenue	$2,227,963	$217,839	$-	$2,445,802
Operating income (loss)	$(369,214)	$17,391	$(271,437)	$(623,260)
Net income (loss)	$(465,044)	$17,391	$(271,437)	$(719,090)

Three months ended June 30, 2012
Revenue	$1,904,531	$230,855	$-	$2,135,386
Operating loss	$(1,226,686)	$(57,966)	$(454,326)	$(1,738,978)
Net loss	$(1,213,399)	$(57,966)	$(540,265)	$(1,811,630)

Six months ended June 30, 2013
Revenue	$4,135,549	$435,317	$-	$4,570,866
Operating loss	$(1,189,660)	$(83,052)	$(648,140)	$(1,920,852)
Net loss	$(1,386,457)	$(83,052)	$(648,140)	$(2,117,649)

Six months ended June 30, 2012
Revenue	$3,203,158	$469,769	$-	$3,672,927
Operating loss	$(1,932,633)	$(66,515)	$(684,481)	$(2,683,629)
Net loss	$(1,924,388)	$(66,515)	$(845,962)	$(2,836,865)

As of June 30, 2013
Total assets	$9,377,135	$243,162	$246,533	$9,866,830

Financial information of geographical data by segment as of and for the three and six months ended June 30, 2013 and 2012, is as follows:

	United States	Canada	Other Foreign	Totals
Three months ended June 30, 2013
Hospitality:
Product and installation	$795,170	$-	$137,095	$932,265
Services	1,165,889	107,605	22,204	$1,295,698
Residential:
Services	217,839	-	-	$217,839
Totals	$2,178,898	$107,605	$159,299	$2,445,802

Three months ended June 30, 2012
Hospitality:
Product and installation	$1,179,078	$-	$-	$1,179,078
Services	535,433	146,379	43,641	$725,453
Residential:
Services	230,855	-	-	$230,855
Totals	$1,945,366	$146,379	$43,641	$2,135,386

Six months ended June 30, 2013
Hospitality:
Product and installation	$1,337,727	$-	$137,095	$1,474,822
Services	2,394,795	239,608	26,324	$2,660,727
Residential:
Services	435,317	-	-	$435,317
Totals	$4,167,839	$239,608	$163,419	$4,570,866

Six months ended June 30, 2012
Hospitality:
Product and installation	$1,699,408	$-	$-	$1,699,408
Services	1,121,234	304,870	77,646	$1,503,750
Residential:
Services	469,769	-	-	$469,769
Totals	$3,290,411	$304,870	$77,646	$3,672,927

As of June 30, 2013
Total assets	$9,395,873	$231,954	$239,003	$9,866,830

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

The Company is in receipt of a summons brought in Circuit Court of Cook County, Illinois by a sub-contractor for monies allegedly owed by the Company to the sub-contractor. The sub-contractor seeks damages of approximately $65,000 from the Company. The Company believes it has meritorious defenses to the claim.

As of June 30, 2013, the Company was also a defendant in three actions brought in Colorado state court – one action brought by a former employee for monies allegedly owed by the Company and two by recruiting companies for amounts allegedly due to such recruiting company. As discussed further in Note 10, the Company has settled the claims of its former employee and one of the recruiting companies. The Company believes it has meritorious defenses to the remaining claim.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action. The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim. The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

10.    Subsequent Events

The Company is in receipt of a request for indemnification from Hyatt in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt. In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents. The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party. The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly, the Company does not expect that this matter will result in any material liability to the Company.

As of June 30, 2013, the Company was a defendant in two actions brought in Colorado state court – one action brought by a former employee for monies allegedly owed by the Company and two by recruiting companies for amounts allegedly due to such recruiting companies. In July 2013, the Company settled these actions for the aggregate sum of approximately $22,000.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the inability of the Company to obtain financing in order for the Company to maintain operations;

●	the continued suspension of certain obligations of the Company and Hyatt pursuant to the Master Service Agreement with Hyatt (“MSA”) or the removal of such obligations from the MSA and the restructure or release of the obligations of certain Hyatt hotels to install the Company’s iTV product;
●	the Company’s successful implementation of new products and services (either generally or with specific key customers);
●	the Company’s ability to satisfy the contractual terms of key customer contracts;
●	the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;
●	demand for the new products and services, the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;
●	unexpected changes in technologies and technological advances and ability to commercialize and manufacture products;
●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
●	the Company’s ability to successfully compete against competitors offering similar products and services;
●	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
●	general economic and business conditions;
●	errors or similar problems in our products, including product liabilities;
●	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
●	our ability to attract and retain qualified personnel;
●	maintaining our intellectual property rights and litigation involving intellectual property rights;
●	legislative, regulatory and economic developments;
●	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
●	breach of our security by third parties; and
●	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

Roomlinx, Inc., a Nevada corporation ("we," "us" or the "Company"), provides four core products and services:

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

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million. As of June 30, 2013 and December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,123,000 and $1,125,000, respectively.

Hyatt recently requested, in exchange for other considerations, that, among other things, Roomlinx (i) remove the obligations of Hyatt to cause its own hotels and use commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product into a certain number of rooms within a certain timeframe, (ii) restructure or release the obligation of Hyatt to install iTV in a portion or all of the additional 4,600 rooms covered by such Statements of Work but not yet installed, and (iii) obtain credits or refunds of any portion of the $1.3 million of deposits held by the Company pursuant to the Statements of Work referred to above but not applied towards installations of the Company’s iTV product. The Company and Hyatt have held discussions regarding a resolution of these items. Such resolution may include, among other things, that the Company agree to certain of Hyatt’s requests in consideration for the Company being authorized as a Hyatt approved provider of multiple products and services and favorable shifts in the advertising revenue sharing arrangement between the parties. However, there are no guarantees that the parties will reach a resolution of these items at all or on the terms summarized above or that the suspension of obligations referred to in the preceding paragraph will end. Hyatt Hotels continues to place orders for certain Roomlinx products and services. Notwithstanding the foregoing, the Company is installing its iTV product in approximately 1,000 of the 4,600 additional rooms.

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

The Company believes the benefits of iTV Mobile include:

•	Low cost installation option for hotels, which allows for a disruptive business model.
•	Significantly lower cost for Roomlinx to service and support.
•	Expanded market opportunity to attract limited service hotels with a lower cost installation
•	Rapid installation ensures less ‘down time’ for hotel rooms to be offline
•	Guest will appreciate multiple options to access media and entertainment through personal devices
•	Strong recurring revenue model for Roomlinx – targeted at $3-$4 per room per month with approximately a 90% gross margin.
•	Provides for a new service offering and revenue stream for hotels.

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

ASU No 2013-02, which became effective for fiscal years beginning after December 15, 2012, provided guidance on the disclosure of significant amounts of components of accumulated other comprehensive income. The Company adopted this ASU effective January 1, 2013.

RESULTS OF OPERATIONS

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service. Regarding the hospitality sector, a hotel room may have one or more RGUs. An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access. Residential properties may also have more than one RGU, which includes telephone, internet and television. As of June 30, 2013 the Company was servicing approximately 82,000 RGUs within the hospitality sector representing a net increase of 34,000 RGUs or 71%, within the hospitality sector over the twelve months ended June 30, 2012, and 16 residential communities and small businesses, representing an additional 2,400 RGUs.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Our revenues for the three months ended June 30, 2013 and 2012 were $2,445,802 and $2,135,386 respectively, an increase of $310,416 or 15%, reflecting an increase in recurring service revenue of approximately $557,000, or 58%, offset by a decrease in product and installation revenue of approximately $247,000, or 21%. The increase in our recurring revenue is the result of a net addition of approximately 34,000 RGUs placed into service during the twelve months ended June 30, 2013.

Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the three months ended June 30, 2013 and 2012 were $1,815,305 and $2,063,455 respectively, a decrease of $248,150 or 12%. Direct costs of hospitality installations decreased approximately $506,000. Direct costs of recurring service costs increased approximately $268,000, the result of having placed into service approximately 34,000 RGUs during the twelve months ended June 30, 2013.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of June 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended June 30, 2013 and 2012 was $1,961,059 and $1,714,511 respectively, an increase of $246,548 or 14%. This increase is attributable to an increase in recurring service revenue of approximately $630,000 or 118%, the result of a net increase of approximately 34,000 RGUs to 65,000 RGUs in service at June 30, 2013, and a decrease in product and installation revenue of approximately $384,000 or 33%.

Canada: Canadian hospitality revenue for the three months ended June 30, 2013 and 2012 was $107,605 and $146,379 respectively, a decrease of $38,774 or 27%. This revenue is variable and dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended June 30, 2013 and 2012 was $159,299and $43,641, respectively, an increase of $115,658. This increase consists of approximately $137,000 of installation revenue and a decrease in recurring service revenue of approximately $21,000, primarily the result of the loss of a resort hotel.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States. The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended June 30, 2013 and 2012 was $217,839 and $230,855 respectively, and decrease of $13,016 or 6%.

Operational Expenses

Total operating expense for the three months ended June 30, 2013 and 2012 was $1,253,757 and $1,810,909, a decrease of $557,152, or 31%. This decrease is primarily due to a decrease in personnel reducing payroll and related costs expenses approximately $460,000.

Our operations department expense decreased $229,626 to $271,665 in the three months ended June 30, 2013 compared to the same period in 2012. This decrease is primarily due to a decrease in personnel reducing payroll and related expenses approximately $230,000.

Our product development department expense decreased $51,231 to $195,257 in the three months ended June 30, 2013 compared to same period in 2012. This decrease is primarily due to a decrease in personnel reducing payroll and related costs expenses approximately $51,000.

Our selling, general and administrative expenses decreased $179,529 to $694,728 in the three months ended June 30, 2013 compared to the same period in 2012. This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $14,000, (ii) bad debt expense decreased $132,000, (iii) professional fees increased 86,000, and (iv) a decrease in various operating accounts totaling approximately $120,000.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $92,107 and $188,873 respectively, a decrease of $96,766 or 51%. This decrease reflects the reduction in depreciation expense applicable to the impairment recorded at September 30, 2012.

Our operating loss for the three months ended June 30, 2013 and 2012 was $623,260 and $1,738,978 respectively, a decrease of $1,115,718 or 64%. This decrease is primarily attributable to the reduction in personnel and the resultant decrease in payroll and related costs.

Non-Operating

For the three months ended June 30, 2013 and 2012, our non-operating income was $48,234 and $79,941 respectively. Non-operating income is primarily interest income earned on lease receivables. The decrease of $31,707 of interest income is the result of (i) there were three less properties under lease as of June 30, 2013 as compared to June 30, 2012 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the three months ended June 30, 2013 and 2012 were $144,064 and $152,593 respectively, a decrease of $8,529. Non-operating expenses are primarily interest expense and the decrease is attributable to an adjustment to the Federal Funds Rate applied to the Cenfin line of credit in 2012.

For the three months ended June 30, 2013, we reported a net loss of $719,090, compared to a net loss of $1,811,630 for the three months ended June 30, 2012, a reduction of net loss of $1,092,540. As discussed above, this decrease is primarily attributable to a reduction in personnel and the resultant decrease in payroll and related costs.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Our revenues for the six months ended June 30, 2013 and 2012 were $4,570,866 and $3,672,927 respectively, an increase of $897,939 or 25%, reflecting an increase in recurring service revenue of approximately $1,123,000, or 57%, offset by a decrease in product and installation revenue of approximately $225,000, or 13%. The increase in our recurring revenue is the result of a net addition of approximately 34,000 RGUs placed into service over the twelve months ended June 30, 2013.

Direct costs exclusive of operating expenses and depreciation for the six months ended June 30, 2013 and 2012 were $3,595,276 and $3,283,833 respectively, an increase of $311,443 or 10%. Direct costs of hospitality installations decreased approximately $340,000. Direct costs of recurring service costs increased approximately $656,000, the result of having placed into service approximately 34,000 RGUs during the twelve months ended June 30, 2013.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of June 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the six months ended June 30, 2013 and 2012 was $3,732,522 and $2,820,642 respectively, an increase of $911,880 or 32%. This increase consists of an increase in recurring service revenue of approximately $1,274,000 or 117%, the result of a net increase of approximately 34,000 RGUs to 59,000 RGUs in service at June 30, 2013, and a decrease in product and installation revenue of approximately $362,000 or 21%.

Canada: Canadian hospitality revenue for the six months ended June 30, 2013 and 2012 was $239,608 and $304,870 respectively, a decrease of $65,262 or 21%. This revenue is variable and dependent on hotel guest purchases of video on demand films.

Other Foreign: Other foreign hospitality revenue for the six months ended June 30, 2013 and 2012 was $163,419 and $77,646, respectively, an increase of $85,773 or 111%. This increase consists of approximately $137,000 of installation revenue and a decrease in recurring service revenue of approximately $51,000, primarily the result of a loss a resort hotel.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States. The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the six months ended June 30, 2013 and 2012 was $435,317 and $469,769 respectively, and decrease of $34,452 or 7%.

Operational Expenses

Total operating expense for the six months ended June 30, 2013 and 2012 was $2,896,442 and $3,072,723; a decrease of $176,281, or 6%. This decrease is primarily due to a decrease in personnel reducing payroll and related costs expenses approximately $215,000.

Our operations department expense decreased $143,824 to $796,230 in the six months ended June 30, 2013 compared to the same period in 2012. This decrease is primarily due to a decrease in personnel reducing payroll and related costs expenses approximately $146,000.

Our product development department expense decreased $33,672 to $473,549 in the six months ended June 30, 2013 compared to same period in 2012. This decrease is primarily due to a decrease in personnel reducing payroll and related costs expenses approximately $47,000.

Our selling, general and administrative expenses increased $184,994 to $1,442,467 in the six months ended June 30, 2013 compared to the same period in 2012. This increase is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation increased $155,000, (ii) professional fees increased 164,000, (iii) bad debt expense decreased $86,000, and (iv) a decrease in various operating accounts totaling approximately $48,000.

Depreciation expense for the six months ended June 30, 2013 and 2012 was $184,196 and $367,975 respectively, a decrease of $183,779 or 50%. This decrease reflects the reduction in depreciation expense applicable to the impairment recorded at September 30, 2012.

Our operating loss for the six months ended June 30, 2013 and 2012 was $1,920,852 and $2,683,629 respectively, a decrease of $762,777 or 28%. This decrease is primarily attributable to the reduction in personnel and the resultant decrease in payroll and related costs.

Non-Operating

For the six months ended June 30, 2013 and 2012, our non-operating income was $100,960 and $137,909 respectively. Non-operating income is primarily interest income earned on lease receivables. The decrease of $36,949 of interest income is the result of (i) there were three less properties under lease as of June 30, 2013 as compared to June 30, 2012 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the six months ended June 30, 2013 and 2012 were $297,145 and $291,145 respectively, an increase of $6,612. Non-operating expenses are primarily interest expense attributable to the Cenfin line of credit.

For the six months ended June 30, 2013, we reported a net loss of $2,117,649, compared to a net loss of $2,836,865 for the six months ended June 30, 2012, a reduction of net loss of $719,216. This decrease is primarily attributable to the reduction in personnel and the resultant decrease in payroll and related costs.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of June 30, 2013 we had $1,769,630 in cash and cash equivalent, which is sufficient to continue business operations through June 2014. During the six months ended June 30, 2013, the Company executed a phased reduction of 50% of its personnel to mitigate its fixed cost base and developed a vendor management program to reduce its outstanding payables and extend payment terms, resulting in its ability to fund operations into the 2014. Working capital at June 30, 2013 was $160,326.

As discussed in Note 5 to our interim financial statements, the Company’s Credit Agreement with Cenfin LLC (“Cenfin”) was recently amended to provide that the determination as to whether Cenfin will advance funds under the Credit Agreement shall be made solely by Cenfin. Accordingly, there are no guarantees that Cenfin will make any additional advances under the Credit Agreement. In the event that Cenfin refuses to advance funds to fund the Company’s ongoing business operations, then the Company would need to seek alternative financing to fund its operations and in the event the Company is unable to obtain such alternative financing, the Company could be forced into seeking protection under the US bankruptcy laws.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. The amount is recorded in accounts payable in the accompanying balance sheets as of June 30, 2013 and December 31, 2012. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action. The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim. The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

Operating Activities

Net cash used by operating activities increased to $1,894,849 for the six months ended June 30, 2013 from $1,766,022 for the six months ended June 30, 2012, an increase of $128,827, attributable to a decrease in net loss of $719,216 adjusted by (i) a decrease of $280,337 in the change from non-cash expenses and (ii) the change in operating assets and liabilities primarily represent current assets and liabilities, or working capital, which increased the use of cash by $567,706. Significant declines in non-cash expenses included depreciation and bad debt expense. The change in operating assets and liabilities is primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue and the payment of vendor invoices.

Investing Activities

Net cash provided by investing activities was $453,282 for the six months ended June 30, 2013 compared to $315,278 provided by investing activities during the same period in 2012. The increase in cash provided by investing activities of $138,004 was primarily attributable to a savings of $143,796 resulting from a decline in capital expenditures 2013 versus 2012 offset by a decrease in 2013 cash receipts against leases receivable totaling $5,792.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $12,735 compared to net cash provided by financing activities of $3,955,812 for the six months ended June 30, 2012. The decrease in cash of $3,968,547 in financing activities is primarily attributable to 2012 activities that included (i) the sale of common stock which resulted in proceeds of $2,933,311 and (ii) the receipt of an advance against its line of credit in the amount of $1,000,000.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at June 30, 2013:

Twelve months	Line of	Notes	Lease Obligations		Minimum
ended June 30,	Credit	Payable	Capital	Operating	Payments
2014	$340,000	$9,645	$11,769	$133,727	$495,141
2015	124,000	11,688	9,545	151,210	296,443
2016	1,942,000	13,041	-	38,021	1,993,062
2017	2,770,000	1,152	-	-	2,771,152
	$5,176,000	$35,526	$21,314	$322,958	$5,555,798

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss). For the six months ended June 30, 2013 and 2012, transaction losses were not material.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of June 30, 2013. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of June 30, 2013, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. We have begun to implement and will continue to implement appropriate processes and measures to remediate this material weakness, which will include the installation of a permanent Chief Financial Officer and Principal Accounting Officer, and a restructuring of the organizational chart that clearly defines the CFO’s authority across the organization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Deficit for the six months ended June 30, 2013, and (v) the notes to the Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	August 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Fine
Alan Fine
Interim Chief Financial Officer
and Interim Principal Accounting Officer

Date:	August 14, 2013

