Form 10-Q
period 2013-09-30
ROOMLINX INC
filed 2013-11-14
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

The number of shares outstanding of the Issuer's common stock as of November 12, 2013, was 6,411,413.

ROOMLINX, INC.

Roomlinx, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,788,309	$3,211,182
Accounts receivable, net	1,856,489	1,761,503
Leases receivable, current portion	857,405	995,220
Prepaid and other current assets	146,091	115,902
Inventory, net	2,659,378	3,308,792
Total current assets	7,307,672	9,392,599

Property and equipment, net	521,067	790,873
Leases receivable, non-current	1,024,065	1,672,245
Total assets	$8,852,804	$11,855,717

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, net of discount, current portion	$340,000	$-
Accounts payable	4,255,286	5,079,204
Accrued expenses and other current liabilities	422,031	668,012
Customer deposits	1,123,448	1,125,248
Notes payable and other obligations, current portion	21,414	21,884
Unearned income, current portion	119,766	187,540
Deferred revenue, current portion	731,287	609,988
Total current liabilities	7,013,232	7,691,876

Deferred revenue, less current portion	270,238	294,963
Notes payable and other obligations, less current portion	30,899	47,691
Unearned income, less current portion	91,768	198,404
Line of credit, net of discount, less current portion	3,923,696	4,007,177

Total liabilities	11,329,833	12,240,111

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized:
6,411,413 and 6,405,413 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	6,411	6,405
Additional paid-in capital	37,352,957	36,971,369
Accumulated deficit	(40,029,283)	(37,571,896)
Accumulated other comprehensive (loss) income	(849)	7,684
Total Roomlinx, Inc. shareholders' deficit	(2,526,764)	(442,438)
Non-controlling interest	49,735	58,044
Total deficit	(2,477,029)	(384,394)
Total liabilities and deficit	$8,852,804	$11,855,717

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

for the three and nine months ended September 30, 2013 and 2012

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hospitality:
Product and installation	$1,404,535	$1,254,998	$2,879,357	$2,954,406
Services	1,359,827	910,601	4,020,554	2,414,351
Residential:
Services	223,868	221,615	659,185	691,384
Total	2,988,230	2,387,214	7,559,096	6,060,141

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,948,081	1,918,368	5,209,077	4,862,279
Residential	151,909	145,675	486,189	485,237
Operating expenses:
Operations	256,269	628,638	1,052,499	1,550,403
Product development	163,137	312,076	636,686	837,586
Selling, general and administrative	600,270	737,066	2,042,856	1,995,343
Depreciation	92,519	191,389	276,715	559,364
Loss on asset impairment	-	1,112,470	-	1,112,470
	3,212,185	5,045,682	9,704,022	11,402,682
Operating loss	(223,955)	(2,658,468)	(2,144,926)	(5,342,541)

Non-operating income (expense):
Interest expense	(168,190)	(157,259)	(465,947)	(450,455)
Interest income	44,217	86,279	145,177	224,188
Other income	-	181,962	-	181,962
	(123,973)	110,982	(320,770)	(44,305)

Net loss	(347,928)	(2,547,486)	(2,465,696)	(5,386,846)

Less: net (income) loss attributable to the non-controlling interest	2,875	(7,850)	8,309	(4,790)

Net loss attributable to the Company	(345,053)	(2,555,336)	(2,457,387)	(5,391,636)

Other comprehensive (loss) income:
Currency translation (loss) gain	(21,283)	29,766	(8,533)	22,375

Comprehensive loss	(366,336)	(2,525,570)	(2,465,920)	(5,369,261)

Comprehensive loss attributable to the non-controlling interest	-	-	-	-

Comprehensive loss attributable to the Company	$(366,336)	$(2,525,570)	$(2,465,920)	$(5,369,261)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.40)	$(0.38)	$(0.93)

Weighted average shares outstanding:
Basic and diluted	6,407,630	6,404,631	6,406,160	5,803,265

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT

for the nine months ended September 30, 2013

(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders'
	Shares	$0.20	Shares	$0.001	Capital	Income (Loss)	(Deficit)	Interest	(Deficit) Equity
Balances, January 1, 2013	720,000	$144,000	6,405,413	$6,405	$36,971,369	$7,684	$(37,571,896)	$58,044	$(384,394)

Restricted shares of common stock vested			6,000	6	11,994				12,000
Stock based compensation					369,594				369,594
Comprehensive income (loss):
Net loss							(2,457,387)	(8,309)	(2,465,696)
Translation loss						(8,533)			(8,533)

Balances, September 30, 2013	720,000	$144,000	6,411,413	$6,411	$37,352,957	$(849)	$(40,029,283)	$49,735	$(2,477,029)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

CONSOLIDATED CASH FLOW STATEMENTS

for the nine months ended September 30, 2013 and 2012

(unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(2,465,696)	$(5,386,846)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276,715	559,364
Amortization of debt discount	256,519	246,614
Stock-based compensation	369,594	420,679
Compensation cost related to restricted stock issuances	13,118	-
Settlement of royalty payable	-	(179,834)
Provision for uncollectable accounts and leases receivable	107,218	100,211
Reserve for inventory obsolescence	-	22,500
Asset impairment	-	1,112,470
Change in operating assets and liabilities:
Accounts receivable	(119,435)	(592,176)
Prepaid and other current assets	(30,189)	(400,782)
Inventory	649,414	(2,348,144)
Accounts payable and other liabilities	(1,071,018)	2,375,361
Customer deposits	(1,800)	-
Unearned income	(174,410)	(161,803)
Deferred revenue	96,574	2,408,709
Total adjustments	372,300	3,563,169
Net cash used in operating activities:	(2,093,396)	(1,823,677)

Cash flows from investing activities:
Lease financing provided to customers	-	(142,879)
Payments received on leases receivable	703,226	721,739
Purchase of property and equipment	(16,540)	(183,789)
Net cash provided by investing activities:	686,686	395,071

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	2,993,311
Proceeds from the line of credit	-	1,000,000
Proceeds from notes payable	-	45,000
Payments on capital lease	(8,344)	(9,700)
Payments on notes payable	(8,918)	(47,824)
Net cash (used in) provided by financing activities	(17,262)	3,980,787

Effects of foreign currency translation	1,099	17,584

Net (decrease) increase in cash and equivalents	(1,422,873)	2,569,765
Cash and equivalents at beginning of period	3,211,182	361,228
Cash and equivalents at end of period	$1,788,309	$2,930,993

Supplemental cash flow information:
Cash paid for interest	$213,201	$202,231

Non-cash investing and financing activities:
Restricted stock vested	$12,000	$-
Assets acquired under capital lease	$-	$34,617
Warants isssed in connection with line of credit	$-	$350,167

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

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

Going Concern and Management Plans: The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2013, the Company had approximate balances of cash and cash equivalents of $1,790,000, working capital of $290,000, total deficit of $2,480,000 and accumulated deficit of $40,000,000. To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations. As of September 30, 2013, the Company has available approximately $19,800,000 under its line of credit, however, as described below, any borrowings under the line of credit could be limited.

As described in Note 7, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (the “Original Agreement”). Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin. Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender, and there are no assurances that the lender will permit the Company to borrow under the line of credit. Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan. Accordingly, the Company’s cash balance has remained relatively constant through the three months ended September 30, 2013. If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent. Outstanding customer invoices are periodically assessed for collectability. The assessment and related estimate are based on current credit-worthiness and payment history. As of September 30, 2013 and December 31, 2012, the Company recorded an allowance of approximately $253,000 and $229,000, respectively.

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

Accounts Receivable: At September 30, 2013 and December 31, 2012, Hyatt Corporation-controlled properties represented 42% and 49%, respectively of accounts receivable, and other Hyatt properties in the aggregate represented 33% and 29%, respectively, of accounts receivable.

Revenue:  During the three months ended September 30, 2013 and 2012, Hyatt Corporation-controlled properties contributed 29% and 28%, respectively, and other Hyatt properties in the aggregate contributed 56% and 43%, respectively, of Roomlinx’s US Hospitality revenue.  Additionally, one customer contributed 54% to Roomlinx’s Canadian hospitality revenue in 2013 versus contributing 55% in 2012.

During the nine months ended September 30, 2013 and 2012, Hyatt Corporation-controlled properties contributed 25% and 38%, respectively, and other Hyatt properties in the aggregate contributed 55% and 29%, respectively, of Roomlinx’s US Hospitality revenue.  Additionally, one customer contributed 53% to Roomlinx’s Canadian hospitality revenue in 2013 versus contributing 54% in 2012.

Fair Value Measurement:   The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012.

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

Hospitality: Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign. As of September 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings (Loss) Per Share:    The Company computes earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants. Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,440,720 and 2,477,541 shares as of September 30, 2013 and September 30, 2012, respectively) would be to decrease the net loss per share.

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

2.    Leases Receivable

As of September 30, 2013, the Company had $1,881,470 in leases receivables compared to $2,802,465 at December 31, 2012, less a reserve for uncollectible accounts of $0 and $135,000, respectively. During the nine months ended September 30, 2013 and 2012 the Company received payments of $703,226 and $721,739, respectively. The Company did not enter into any new leases in the nine months ended September 30, 2013; and during the nine months ended September 30, 2012, the Company entered into one lease receivable in the amount of $142,879. These leases have terms of 60 months and an average interest rate of 9.5%. In addition, during the nine months ended September 30, 2013 and 2012, the Company recorded a loss of $82,768 and $60,211 respectively, related to the early termination of lease receivable contracts. These amounts are net of the return of equipment to inventory and are included in direct costs in the consolidated statements of comprehensive loss.

Future minimum receipts on lease receivables are as follows:

Twelve Months ended September 30,	Minimum Receipts
2014	$857,405
2015	650,661
2016	307,957
2017	65,447
$1,881,470

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. As of September 30, 2013 and December 31, 2012, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Inventory balances as of September 30, 2013 and December 31, 2012 are as follows:

	2013	2012
Raw materials	$2,381,470	$2,546,441
Work in process	397,908	882,351
	2,779,378	3,428,792
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$2,659,378	$3,308,792

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

In performing the test, we determined that the total of the expected future undiscounted cash flows directly related to services provided at the CHL properties was less than the carrying value of the asset group. Therefore, an impairment charge was required. An impairment charge of approximately $920,000 and $47,000 related to PP&E and property receivables, respectively, represented the difference between the fair values of the asset group and its carrying values and is reflected as Loss on asset impairment in the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012. The impairment charges resulted from the excess of the carrying value of the asset group over the fair value (calculated based on the discounted expected future cash flows associated with VOD and free to guest services during the underlying contractual period).

In addition, we performed an analysis of the value of inventory held by CHL to determine the impact of the change in business strategy, as of September 30, 2012. We determined that a write off of approximately $146,000 was required to reflect the obsolete nature of the inventory associated with VOD service. The charge is included in the Loss on asset impairment in the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012.

5.    Settlement of Royalty Payable

In November 2011, the Company entered into a revised license agreement for studio films. Under the terms of the agreement, the Company was required to pay $105,000 in four equal quarterly payments to settle all previous amounts due to a studio. In August 2012, the Company made the final payment resulting in a gain on the settlement of royalty payable in the amount of $179,834, such amount representing the excess of the accrued liability less the agreed upon settlement of $105,000. The settlement of royalty payable is included in other income on the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012.

6.     Notes Payable

The Company has a note payable with a principal balance of $33,843 at September 30, 2013 versus three notes payable with an aggregate principal balance of $42,761 at December 31, 2012. This note bears interest at 11%, and expires August 1, 2016. Monthly principal and interest payments total $1,163.

7.     Line of Credit

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company. The Credit Agreement permits us to borrow up to $25 million until June 5, 2017. On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx. Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty. Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.19% at September 30, 2013). The Credit Agreement is collateralized by substantially all of our assets, and requires the Company to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 at September 30, 2013 and December 31, 2012. These advances will be repaid at various dates between 2014 and 2017. A total of $19,824,000 is available for future borrowings, subject to the terms of the amended agreement. Interest expense of $190,252 and $196,846, exclusive of accretion of the debt discount of $256,519 and $246,614, was recorded for the nine months ended September 30, 2013 and 2012, respectively. The unamortized balance of the debt discount was $912,304 and $1,168,823 at September 30, 2013 and December 31, 2012, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of September 30, 2013) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000. The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Future minimum payments against the line of credit are as follows:

Twelve Months ended September 30,	Minimum Payments
2014	$340,000
2015	1,106,000
2016	2,130,000
2017	1,600,000
$5,176,000

8.     Commitments and Contingencies

Operating Leases:    On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012. Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot. The Company had a deferred rent liability of $52,259 and $55,025 included in other liabilities as of September 30, 2013 and December 31, 2012, respectively. The Company has future minimum lease payments of $137,764 and $152,085 during the twelve months ended September 30, 2014 and 2015, respectively.

Capital Lease Obligations:  The Company has a capital lease arrangement related to the acquisition of software. These arrangements are collateralized by the software and expire in March 2015 with future minimum lease payments as follows: $12,036 and $6,434 for the twelve month periods ended September 30, 2014 and 2015, respectively.

9.     Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock. The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company. As of September 30, 2013 and December 31, 2012 there were 720,000 shares of Class A Preferred Stock issued and outstanding. Undeclared Class A dividends accumulated and unpaid as of September 30, 2013 and December 31, 2012, were $194,880 and $185,160, respectively; these dividends are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock. As of September 30, 2013 and December 31, 2012, there were 6,411,413 and 6,405,413 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2013, the Company granted 24,000 restricted shares of common stock at a fair market value of $2.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date) to three non-employee directors of the Company. The shares vest in equal annual installments beginning on August 27, 2013 through 2015.

As of July 31, 2013, one of the non-employee directors resigned resulting in the forfeiture of 6,000 restricted shares of common stock. During the nine months ended September 30, 2013, the Company recognized non-employee director compensation cost of $13,118 recorded in selling, general and administrative expenses in the consolidated statement of comprehensive loss and in accrued expenses in the accompanying balance sheet.

Warrants:

As of September 30, 2013 and December 31, 2012, the Company had 1,542,800 warrants outstanding of which, 902,800 warrants were issued in connection with the line of credit (see Note 7).

During the nine months ended September 30, 2012, 250,000 warrants were granted pursuant to clauses in the Cenfin Credit Agreement. The warrants were issued at an exercise price of $2.00 per share, vested immediately and expire three years from the date of grant. In addition, 640,000 warrants were issued pursuant to clauses in the Stock Purchase Agreement dated May 4, 2012, between the Company and certain investors. These warrants were issued at an exercise price of $3.75 per share, vested immediately and expire three years from the date of grant. No warrants were issued in the nine month period ended September 30, 2013.

The following are assumptions utilized in estimation of the fair value of the warrants issued during the nine month period ended September 30, 2012:

2012
Term	3 years
Expected volatility	108% - 148%
Risk free interest rate	0.35% - 0.57%
Dividend yield	0%

The following is a summary of such outstanding warrants for the nine month period ended September 30, 2013:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	-	-
Outstanding and exercisable at September 30, 2013	1,542,800	$2.84	1.22	$-

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of September 30, 2013, options to purchase 897,920 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

On June 14, 2013, the Company had outstanding options to purchase an aggregate of 925,027 shares of common stock, of which options to purchase 300,833 shares of common stock were Hyatt Options, when the Board determined to reduce the exercise price of a total of 354,445 of the non-Hyatt Options to $0.60 per share (the closing price of the common stock on June 14, 2013 was $0.60 per share). None of the Options subject to the exercise price reduction are Hyatt Options.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the nine month periods ended September 30, 2013 and September 30, 2012:

	2013	2012
Expected term	7 years	7 years
Expected volatility	213%	218% - 225%
Risk free interest rate	1.28%	1.11% - 1.69%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,086,074	$2.74
Granted	30,000	0.60
Forfeited	(218,154)	2.27
Outstanding at September 30, 2013	897,920	$1.60	4.90	$-
Exercisable at September 30, 2013	428,314	$1.78	3.78	$-

The Company recorded stock-based compensation expense of $369,594 and $420,679 for the nine month periods ended September 30, 2013 and 2012, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of comprehensive loss. The fair value of stock options that vested and became exercisable during the nine months ended September 30, 2013 and 2012 was $334,618 and $24,620 respectively. At September 30, 2013, there was approximately $1,100,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the nine months ended September 30, 2013 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	763,363	$2.16	$1.95
Granted	30,000	0.60	0.60
Vested	(151,683)	1.91	1.82
Forfeited	(172,074)	2.20	1.96
Non-vested at September 30, 2013	469,606	$1.43	$1.33

10.      Segment Information

Financial information for our segment as of and for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended September 30, 2013
Revenue	$2,764,362	$223,868	$-	$2,988,230
Operating income (loss)	$153,921	$(41,477)	$(336,399)	$(223,955)
Net income (loss)	$29,948	$(41,477)	$(336,399)	$(347,928)

Three months ended September 30, 2012
Revenue	$2,165,599	$221,615	$-	$2,387,214
Operating loss	$(2,181,514)	$(45,306)	$(431,648)	$(2,658,468)
Net loss	$(1,985,025)	$(45,306)	$(517,155)	$(2,547,486)

Nine months ended September 30, 2013
Revenue	$6,899,911	$659,185	$-	$7,559,096
Operating loss	$(717,272)	$(242,943)	$(1,184,711)	$(2,144,926)
Net loss	$(1,038,042)	$(242,943)	$(1,184,711)	$(2,465,696)

Nine months ended September 30, 2012
Revenue	$5,368,757	$691,384	$-	$6,060,141
Operating loss	$(4,114,148)	$(111,821)	$(1,116,572)	$(5,342,541)
Net loss	$(3,909,414)	$(111,821)	$(1,365,611)	$(5,386,846)

As of September 30, 2013
Total assets	$8,563,448	$206,717	$82,639	$8,852,804

Financial information of geographical data by segment as of and for the three and nine months ended September 30, 2013 and 2012, is as follows:

	United States	Canada	Other Foreign	Totals
Three months ended September 30, 2013
Hospitality:
Product and installation	$1,404,535	$-	$-	$1,404,535
Services	1,234,474	115,081	10,272	$1,359,827
Residential:
Services	223,868	-	-	$223,868
Totals	$2,862,877	$115,081	$10,272	$2,988,230

Three months ended September 30, 2012
Hospitality:
Product and installation	$1,254,998	$-	$-	$1,254,998
Services	695,502	189,334	25,765	$910,601
Residential:
Services	221,615	-	-	$221,615
Totals	$2,172,115	$189,334	$25,765	$2,387,214

Nine months ended September 30, 2013
Hospitality:
Product and installation	$2,879,357	$-	$-	$2,879,357
Services	3,476,251	369,187	175,116	$4,020,554
Residential:
Services	659,185	-	-	$659,185
Totals	$7,014,793	$369,187	$175,116	$7,559,096

Nine months ended September 30, 2012
Hospitality:
Product and installation	$2,954,406	$-	$-	$2,954,406
Services	1,816,736	494,204	103,411	$2,414,351
Residential:
Services	691,384	-	-	$691,384
Totals	$5,462,526	$494,204	$103,411	$6,060,141

As of September 30, 2013
Total assets	$8,150,455	$477,861	$224,488	$8,852,804

11.	Contingent Liabilities

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

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. The amount (net of payments made in 2013) is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action. The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim. The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

The Company is in receipt of a request for indemnification from Hyatt in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt. In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents. The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party. The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”). The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012. The Company intends to pursue a settlement of all claims.

The Company is in receipt of a letter from the BSA Software Alliance (“BSA”) in connection with copyright infringement of computer software products alleging the unauthorized duplication of various computer software products. BSA has threatened to file an action against the Company if it does not timely respond to its request for an internal audit. The Company intends to review BSA’s claims and respond appropriately.

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

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

●	the inability of the Company to obtain financing in order for the Company to maintain operations;

●	the continued suspension of certain obligations of the Company and Hyatt pursuant to the Master Service Agreement with Hyatt (“MSA”) or the removal of such obligations from the MSA;
●	the Company’s successful implementation of new products and services (either generally or with specific key customers);
●	the Company’s ability to satisfy the contractual terms of key customer contracts;
●	demand for the new products and services, the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;
●	un-expected changes in technologies and technological advances and ability to commercialize and manufacture products;
●	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
●	the Company’s ability to successfully compete against competitors offering similar products and services;
●	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
●	general economic and business conditions;
●	errors or similar problems in our products, including product liabilities;
●	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
●	our ability to attract and retain qualified personnel;
●	maintaining our intellectual property rights and litigation involving intellectual property rights;
●	legislative, regulatory and economic developments;
●	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
●	breach of our security by third parties; and
●	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

In December of 2012, Hyatt had met certain obligations to place orders with Roomlinx for its systems and services. In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames measured from the original execution of the MSA. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels and by the end of January 2013, had executed Statements of Work with other Hyatt hotels to install its iTV product in approximately an additional 4,600 rooms, and in connection with such Statements of Work, had received deposits from such hotels in the aggregate amount of approximately $1.3 million.  As of September 30, 2013 and December 31, 2012, such deposits are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,123,000 and $1,125,000, respectively.

The Company and Hyatt continue to hold discussions regarding the treatment of the additional 4,600 rooms and related deposits. The Company recently completed installation of approximately 1,000 of these rooms. Moreover, Hyatt Hotels continues to place orders for certain Roomlinx products and services.

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

To this end, our sales and product initiatives are aimed at accelerating market penetration by significantly reducing the cost of installation while still meeting the needs of hotel guests and generating an attractive gross margin.  Roomlinx continues development of its iTV Mobile product and believes it is the next progression in the Roomlinx product offerings.  Roomlinx iTV brings the internet, content and guest services to the hotel room TV, Roomlinx iTV Mobile expands the benefits of iTV to guests’ personal devices.  We believe iTV Mobile will accelerate market penetration by allowing properties to choose between full iTV integration or a more cost effective iTV mobile option.

The Company believes the benefits of iTV Mobile include:

•	Low cost installation option for hotels, which allows for a disruptive business model.
•	Significantly lower cost for Roomlinx to service and support.
•	Expanded market opportunity to attract limited service hotels with a lower cost installation
•	Rapid installation ensures less ‘down time’ for hotel rooms to be offline
•	Opportunity to license software allowing for accelerated market penetration
•	Guest will appreciate multiple options to access media and entertainment through personal devices
•	Strong recurring revenue model for Roomlinx – targeted at $3-$4 per room per month with approximately a 90% gross margin.
•	Provides for a new service offering and revenue stream for hotels.

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

ASU No 2013-02, which became effective for fiscal years beginning after December 15, 2012, provided guidance on the disclosure of significant amounts of components of accumulated other comprehensive income. The Company adopted this ASU effective January 1, 2013. The adoption of this ASU did not have a material impact on our consolidated results of operations or footnote disclosure.

RESULTS OF OPERATIONS

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service. Regarding the hospitality sector, a hotel room may have one or more RGUs. An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access. Residential properties may also have more than one RGU, which includes telephone, internet and television. As of September 30, 2013 the Company was servicing approximately 86,000 RGUs within the hospitality sector representing a net increase of 34,000 RGUs or 65%, within the hospitality sector over the twelve months ended September 30, 2012, and 16 residential communities and small businesses, representing an additional 2,500 RGUs.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Our revenues for the three months ended September 30, 2013 and 2012 were $2,988,230 and $2,387,214 respectively, an increase of $601,016 or 25%, reflecting an increase in hospitality recurring service revenue of approximately $449,000, or 49%, and an increase in product and installation revenue of approximately $150,000, or 12%. The increase in our recurring revenue is the result of a net addition of approximately 34,000 RGUs placed into service during the twelve months ended September 30, 2013.

Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the three months ended September 30, 2013 and 2012 were $2,099,990 and $2,064,043 respectively, an increase of $35,947 or 2%. Direct costs of hospitality installations increased approximately $98,000. Direct costs of recurring services decreased approximately $133,000, or 12%; the result is primarily related to the release of system patches to our hotels reducing the need for hotel site visits by contractors, complemented by the conversion of call center contractors to full time employees.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of September 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States: US hospitality revenue for the three months ended September 30, 2013 and 2012 was $2,639,009 and $1,950,500 respectively, an increase of $688,509 or 35%. This increase is attributable to an increase in recurring service revenue of approximately $539,000 or 77%, the result of a net increase of approximately 33,000 RGUs to 69,000 RGUs in service at September 30, 2013, and an increase in product and installation revenue of approximately $150,000 or 12%.

Canada: Canadian hospitality revenue for the three months ended September 30, 2013 and 2012 was $115,081 and $189,334 respectively, a decrease of $74,253 or 39%. In part due to management’s decision not to invest in a declining business segment through funding hotel upgrades of their video on demand systems, nor the hotel’s willingness to finance such upgrades, several Canadian properties have either terminated or decided not to renew their contract with the Company. Also contributing to the decrease in revenue is the hotel guests seeking alternative technologies in viewing content in lieu of purchasing video on demand films.

Other Foreign: Other foreign hospitality revenue for the three months ended September 30, 2013 and 2012 was $10,272 and $25,765, respectively, a decrease of $15,493. This decrease is primarily the result of the loss of a resort hotel.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States. The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended September 30, 2013 and 2012 was $223,868 and $221,615 respectively, an increase of $2,253, or 1%.

Operational Expenses

Total operating expense for the three months ended September 30, 2013 and 2012 was $1,112,195 and $2,981,639, a decrease of $1,869,444, or 63%. This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 39% decrease in personnel, reducing payroll and related costs approximately $623,000, and a decline of approximately $99,000 of depreciation expense related to the impaired assets pursuant to the recognition of a $1,112,470 impairment charge in 2012.

Our operations department expense decreased $372,369 to $256,269 in the three months ended September 30, 2013 compared to the same period in 2012. This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $303,000.

Our product development department expense decreased $148,939 to $163,137 in the three months ended September 30, 2013 compared to same period in 2012. This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $144,000.

Our selling, general and administrative expenses decreased $136,796 to $600,270 in the three months ended September 30, 2013 compared to the same period in 2012. This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $176,000, (ii) professional fees decreased $26,000, offset by an increase in bad debt expense of $70,000.

Depreciation expense for the three months ended September 30, 2013 and 2012 was $92,519 and $191,389 respectively, a decrease of $98,870 or 52%. This decrease reflects the reduction in depreciation attributable to the impairment recorded at September 30, 2012.

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

Our operating loss for the three months ended September 30, 2013 and 2012 was $223,955 and $2,658,468 respectively, a decrease of $2,434,513 or 92%. This decrease is primarily attributable to the cost savings achieved through the Company’s 2013 cost reduction and containment program, as described above, and the 2012 recognition of a $1,112,470 impairment charge. For the three months ended September 31, 2013 and 2012, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs were, as a percentage of recurring revenue, 64% and 148%, respectively, or a decline of 84% of recurring revenue.

Non-Operating

For the three months ended September 30, 2013 and 2012, our non-operating income was $44,217 and $268,241 respectively. The decrease of $224,024 is primarily due the recognition of a $179,834 gain realized in 2012 on the settlement of a royalty payable and a decrease of $42,062 in interest income earned on lease receivables as a result of (i) three less properties under lease as of September 30, 2013 as compared to September 30, 2012 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the three months ended September 30, 2013 and 2012 were $168,190 and $157,259 respectively, an increase of $10,931. Non-operating expenses are primarily interest expense and the fluctuation is attributable to an adjustment to the Federal Funds Rate applied to the Cenfin line of credit in 2012.

For the three months ended September 30, 2013, we reported a net loss of $347,928, compared to a net loss of $2,547,486 for the three months ended September 30, 2012, a reduction of net loss of $2,199,558, or 86%. This decrease is primarily attributable to the cost savings achieved through the Company’s 2013 cost reduction and containment program, as described above, and the 2012 recognition of a $1,112,470 impairment charge.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Our revenues for the nine months ended September 30, 2013 and 2012 were $7,559,096 and $6,060,141 respectively, an increase of $1,498,955 or 25%, reflecting an increase in hospitality recurring service revenue of approximately $1,606,000, or 67%, offset by a decrease in product and installation revenue of approximately $75,000, or 3%. The increase in our recurring revenue is the result of a net addition of approximately 34,000 RGUs placed into service over the twelve months ended September 30, 2013.

Direct costs exclusive of operating expenses and depreciation for the nine months ended September 30, 2013 and 2012 were $5,695,266 and $5,347,516 respectively, an increase of $347,750 or 7%. Direct costs of hospitality installations decreased approximately $599,000, or 20%, primarily related to the product mix of installations in 2013 versus 2012. Direct costs of recurring services increased approximately $947,000, or 49%, the result of having placed into service approximately 34,000 RGUs during the twelve months ended September 30, 2013.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign. As of September 30, 2013 and 2012, Other Foreign included Mexico and Aruba. The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.

United States:   US hospitality revenue for the nine months ended September 30, 2013 and 2012 was $6,355,608 and $4,771,142 respectively, an increase of $1,584,466 or 33%. This increase consists of an increase in recurring service revenue of approximately $1,660,000 or 91%, the result of a net increase of approximately 33,000 RGUs to 69,000 RGUs in service at September 30, 2013, and a decrease in product and installation revenue of approximately $75,000 or 3%.

Canada:   Canadian hospitality revenue for the nine months ended September 30, 2013 and 2012 was $369,187 and $494,204 respectively, a decrease of $125,017 or 25%. In part due to management’s decision not to invest in a declining business segment through funding hotel upgrades of their video on demand systems, nor the hotel’s willingness to finance such upgrades, several Canadian properties have either terminated or decided not to renew their contract with the Company. Also contributing to the decrease in revenue is the hotel guests seeking alternative technologies in viewing content in lieu of purchasing video on demand films.

Other Foreign:   Other foreign hospitality revenue for the nine months ended September 30, 2013 and 2012 was $175,116 and $103,411 respectively, an increase of $71,705 or 69%. This increase consists of approximately $137,000 of installation revenue and a decrease in recurring service revenue of approximately $34,000, primarily the result of a loss a resort hotel.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States. The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the nine months ended September 30, 2013 and 2012 was $659,185 and $691,384 respectively, and decrease of $32,199 or 5%.

Operational Expenses

Total operating expense for the nine months ended September 30, 2013 and 2012 was $4,008,756 and $6,055,166, a decrease of $2,046,410, or 34%. This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 39% decrease in personnel reducing payroll and related costs approximately $648,000, and a decline of approximately $283,000 of depreciation expense related to the impaired assets pursuant to the recognition of a $1,112,470 impairment charge in 2012.

Our operations department expense decreased $497,904 to $1,052,499 in the nine months ended September 30, 2013 compared to the same period in 2012. This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $517,000.

Our product development department expense decreased $200,900 to $636,686 in the nine months ended September 30, 2013 compared to same period in 2012. This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $187,000.

Our selling, general and administrative expenses increased $47,513 to $2,042,856 in the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation increased $56,000 and (ii) professional fees increased of $123,000. These increases were offset by expense reductions of $68,000 in marketing, $36,000 of bad debt expense and $35,000 in various other general and administrative operating accounts.

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $276,715 and $559,364 respectively, a decrease of $282,649 or 51%. This decrease reflects the reduction in depreciation expense attributable to the impairment recorded at September 30, 2012.

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

Our operating loss for the nine months ended September 30, 2013 and 2012 was $2,144,926 and $5,342,541 respectively, a decrease of $3,197,615 or 60%. This decrease is primarily attributable to the cost savings achieved through the Company’s 2013 cost reduction and containment program, as described above, and the 2012 recognition of a $1,112,470 impairment charge. For the nine months ended September 31, 2013 and 2012, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs were, as a percentage of recurring revenue, 80% and 141%, respectively, or a decline of 61% of recurring revenue.

Non-Operating

For the nine months ended September 30, 2013 and 2012, our non-operating income was $145,177 and $406,150 respectively. Non-operating income is primarily interest income earned on lease receivables. The decrease of $260,973 of interest income is the result of (i) there were four less properties under lease as of September 30, 2013 as compared to September 30, 2012 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the nine months ended September 30, 2013 and 2012 were $465,947 and $450,455 respectively, an increase of $15,492. Non-operating expenses are primarily interest expense attributable to the Cenfin line of credit.

For the nine months ended September 30, 2013, we reported a net loss of $2,465,696, compared to a net loss of $5,386,846 for the nine months ended September 30, 2012, a reduction of net loss of $2,921,150, or 54%. This decrease is primarily attributable to the cost savings achieved through the Company’s 2013 cost reduction and containment program, as described above, and the 2012 recognition of a $1,112,470 impairment charge.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2013 we had $1,788,309 in cash and cash equivalent, which is sufficient to continue business operations for at least the next twelve months. During the nine months ended September 30, 2013, the Company executed against a phased reduction of 39% of its personnel to mitigate its fixed cost base, substantially contributing to the reduction of operational expenses, which consist of operations, product development and selling, general and administrative costs as a percentage of recurring revenue to 80%, as compared to 141% for the same period in 2012. In addition, the Company has developed an effective vendor management program to reduce its outstanding payables and extend payment terms. Working capital at September 30, 2013 was $294,440.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. The amount is recorded (net of payments made in 2013) in accounts payable in the accompanying balance sheets as of September 30, 2013 and December 31, 2012. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action. The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim. The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”). The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012. The Company intends to pursue a settlement of all claims.

As described above the Company is pursuing settlements with these vendors. In the event the parties cannot agree to such terms, the Company believes such civil actions will not be settled prior to September 30, 2014. Accordingly, the Company believes these claims and their settlements will result in the Company’s ability to continue operations for at least the next twelve months. However, in the event there is unfavorable judgment against the Company within the next 12 months the Company may not be able to continue as a going concern.

As of September 30, 2013, the Company has $2,659,378 in inventory, net of the reserve for obsolescence. Management is currently focused on turning this inventory through its sales efforts. Proceeds received from the sale of this inventory will enhance our ability to settle the outstanding payables.

As discussed in Note 7 to our interim financial statements, the Company’s Credit Agreement with Cenfin LLC (“Cenfin”) was recently amended to provide that the determination as to whether Cenfin will advance funds under the Credit Agreement shall be made solely by Cenfin. Accordingly, there are no guarantees that Cenfin will make any additional advances under the Credit Agreement. If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.

Operating Activities

Net cash used by operating activities increased to $2,093,396 for the nine months ended September 30, 2013 from $1,823,677 for the nine months ended September 30, 2012, an increase of $269,719, attributable to a decrease in net loss of $2,921,150 adjusted by (i) a decrease of $1,258,840 in the change from non-cash expenses and (ii) the change in operating assets and liabilities primarily represent current assets and liabilities, or working capital, which increased the use of cash by $1,932,029. Significant declines in non-cash expenses included depreciation and bad debt expense. The change in operating assets and liabilities is primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue and the payment of vendor invoices.

Investing Activities

Net cash provided by investing activities was $686,686 for the nine months ended September 30, 2013 compared to $395,071 provided by investing activities during the same period in 2012. The increase in cash provided by investing activities of $291,615 was attributable to a savings of $142,879 resulting from a decrease in financing customer installation, and a savings of $167,249 resulting from a decline in capital expenditures 2013 versus 2012, offset by a decrease in 2013 cash receipts against leases receivable totaling $18,513.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was $17,262 compared to net cash provided by financing activities of $3,980,787 for the nine months ended September 30, 2012. The decrease in cash of $3,998,049 in financing activities is primarily attributable to 2012 activities that included (i) the sale of common stock which resulted in proceeds of $2,933,311 and (ii) the receipt of an advance against its line of credit in the amount of $1,000,000.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at September 30, 2013:

Twelve months	Line of	Notes	Lease Obligations		Minimum
ended September 30,	Credit	Payable	Capital	Operating	Payments
2014	$340,000	$10,766	$12,036	$137,764	$500,566
2015	1,106,000	12,012	6,434	152,085	1,276,531
2016	2,130,000	11,065	-	-	2,141,065
2017	1,600,000	-	-	-	1,600,000
	$5,176,000	$33,843	$18,470	$289,849	$5,518,162

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statement of comprehensive income (loss). For the nine months ended September 30, 2013 and 2012, transaction losses were not material.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of September 30, 2013. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of September 30, 2013, based on management’s assessment as described above, the Company had determined that it did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. As of September 30, 2013, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters. We will continue to implement further, appropriate processes and measures to remediate this material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, refer to Note 11, “Contingent Liabilities” in the notes to the unaudited consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Amended and Restated Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2013.

10.2	Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Jason Andrew Baxter, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2013.

*10.3	Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Robert Wagener.

*10.4	Form of Indemnification Agreement between Roomlinx, Inc. and each of Alan Fine, Jason Andrew Baxter and Robert Wagener.

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

*101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Deficit for the nine months ended September 30, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date:	November 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Fine
Alan Fine
Interim Chief Financial Officer
and Interim Principal Accounting Officer

Date:	November 14, 2013

