Form 10-K
period 2013-12-31
ROOMLINX INC
filed 2014-03-31
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2013, the last business day of the registrant’s most recently completed second quarter, as reported on the OTC Bulletin Board, was approximately $4,163,518.

As of March 15, 2014, the registrant’s issued and outstanding shares were as follows:  6,411,413 shares common stock, 720,000 shares of Class A Preferred Stock.

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

The Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“Signal Point”) on March 14, 2014, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Signal Point.  In the event of the consummation of the merger and the restructuring of the Company contemplated by the Merger Agreement (including a reverse split of the Company’s common stock utilizing a ratio resulting in the Company having 600,000 shares of outstanding common stock), the business operations of the Company and Signal Point will be combined, and the Company will be owned 14% by current security holders of the Company and 86% by current security holders of Signal Point.  On March 17, 2014, the Company filed a Current Report on Form 8-K and a preliminary proxy statement on Schedule 14A, each of which describes the terms of the merger and the material provisions of the Merger Agreement.  For a detailed summary of the merger with Signal Point, see the section of this Item 1 entitled “Recent Developments.”

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

On October 1, 2010, Roomlinx, Inc. acquired 100% of the membership interests of Canadian Communications, LLC and its wholly owned subsidiaries, Cardinal Connect, LLC, a non-operating entity, Cardinal Broadband, LLC, and Cardinal Hospitality, Ltd, entity.  The acquisition of Canadian Communications, LLC also included a 50% joint venture interest in Arista Communications, LLC; Roomlinx, Inc. has maintained this 50% joint venture interest.  Cardinal Broadband operates as a division of Roomlinx.

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

Effective December 20, 2013, Roomlinx cancelled all of CHL’s customer contracts. This resulted in the presentation of discontinued operations in the consolidated statements of comprehensive loss.  See note 10 to the financial statements for further discussion.

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

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of December 31, 2013, the Company was servicing approximately 64,000 RGUs within the hospitality sector, and 14 residential communities and small businesses representing an additional 2,400 RGUs.

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

The Company generates revenue through:

●	On-going connectivity service and support contracts
●	Network design and installation services
●	Delivery of content and advertising
●	Delivery of business and entertainment applications
●	E-commerce
●	The customization of its software
●	Software licensing
●	Delivery of pay-per-view content
●	Sale of video-on-demand systems

5

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

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital “VoIP”.  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc., which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

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

To this end, our sales and product initiatives are aimed at accelerating market penetration by significantly reducing the cost of installation while still meeting the needs of hotel guests and generating an attractive gross margin.  Roomlinx continues development of its iTV Mobile product and believes it is the next progression in the Roomlinx product offerings.  Roomlinx iTV brings the internet, content and guest services to the hotel room TV, Roomlinx iTV Mobile expands the benefits of iTV to guests’ personal devices.  We believe iTV Mobile will accelerate market penetration by allowing properties to choose between full iTV integration and a more cost effective iTV mobile option.

The Company believes the benefits of iTV Mobile include:

                            ●      Low cost installation option for hotels, which allows for a disruptive business model

●	Significantly lower cost for Roomlinx to service and support
●	Expanded market opportunity to attract limited service hotels with a lower cost installation
●	Rapid installation ensures less ‘down time’ for hotel rooms to be offline
●	Opportunity to license software allowing for accelerated market penetration
●	Guest will appreciate multiple options to access media and entertainment through personal devices
●	Strong recurring revenue model for Roomlinx
●	Provides for a new service offering and revenue stream for hotels

Our strategy is to focus our resources on delivering quality voice, video, data, media and entertainment, advertising, and E-commerce services to the hospitality industry and residential/business customers. We plan to penetrate the hotel, resort, and timeshare verticals through direct sales, channel sales agents, and acquisitions. We plan to continually develop our Interactive TV platform to meet the needs of the ever changing habits of the hotel guest.

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

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our Interactive TV platform.
❖	We are seeking to grow the number of RGUs under management.
❖	We are seeking to attain preferred vendor status or become a brand standard with additional premier hotel brands.
❖	We aspire to increase our advertising revenue by leveraging our portfolio of iTV installations.
❖	We plan to forge strong business partnerships with Fortune 500 companies that create operational efficiencies and product enhancements.
❖	We are seeking to leverage our core competencies by expanding the markets we serve beyond the United States, Canada, Mexico and Aruba into the Middle-East, Africa, Central America and the Caribbean.
❖	We anticipate expanding the IP-based services and Interactive TV platform that we offer to include:
●	Integration with new and ever increasing consumer web applications
●	Continued custom integration with the Hotel’s back office applications
●	Expanded IP-based advertising through the television and personal devices
●	Expanded IP-based E-Commerce through the television and personal devices
●	Growth in our custom software development and professional services revenues
❖	Through acquisition or organic growth we plan to:
■	Increase our media and entertainment base of customers
■	Increase our high speed Internet base of customers
■	Explore leveraging our current networks for use by mobile carriers
■	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV product

Our longer term strategies include the following:

❖	Expansion into the European and Asian hotel markets.
❖	Expansion into additional vertical markets, such as healthcare and high end retirement homes.

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

Sales and Marketing

Sales

As of March 15, 2014, our sales efforts focused on strategic relationships with hardware, software, bandwidth and content providers. These strategic partners stand to benefit by increasing sales of their products and services, or strengthening existing relationships, as a result of pairing their offerings with Roomlinx offerings.  The size and scope of our strategic partners increases visibility and credibility at the corporate level of our brand targets allowing for simultaneous top down and bottom up sales strategies.

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

Competition

Wired and Wireless High-Speed Internet Offering

The market for our high-speed internet (“HSIA”) services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

●	Other wireless high-speed internet access providers, such as Guest-Tek, AT&T, Swisscom, and SONIFI (formerly LodgeNet)

Many of our existing and potential competitors may have greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies may have greater name recognition and more established relationships with our target customers.  However, with our FTG and iTV products we are able to offer HSIA services as part of a larger bundle of value services.

Media and Entertainment

The current market conditions for Interactive TV services are evolving.  The demand for internet content continues to increase.  Many of our key competitors offer an interactive solution that delivers TV services via IP (Internet Protocol), interactive local information, and traditional VOD; however delivering internet content to the television continues to be a key differentiator for Roomlinx.

The market for free to guest services in the hospitality industry is strong, and we believe it will remain strong for the future due to the demand for HD content.   We continue to win customers by being a single source for all of a hotel’s telecommunication needs and offering our value added iTV platform.

Key competitors include: Guestek, SONIFI, Swisscom and Quadriga.

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

Patents and Trademarks

We own the registered trademarks of “SuiteSpeed®,” “SmartRoom®,” and “Roomlinx®.” We also have proprietary processes and other trade secrets that we utilize in our business.

Recent Developments

Merger Agreement:

On March 14, 2014, the Company entered into the Merger Agreement with Signal Point and Roomlinx Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Subsidiary”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will be merged with and into Signal Point, a provider of domestic and international telecommunications services, with Signal Point continuing as the surviving entity in the Merger as a wholly-owned subsidiary of the Company (the “Merger”).

Simultaneous with the effective time of the Merger (the “Effective Time”), the Company will effect a reverse split of its common stock (the “Reverse Stock Split”) utilizing a ratio resulting in the Company having 600,000 shares of common stock issued and outstanding following the Reverse Stock Split.

At the Effective Time, pursuant to the terms and subject to the conditions set forth in the Merger Agreement:

●
all shares of Signal Point common stock issued and outstanding immediately prior to the Effective Time will be exchanged for an aggregate of 120,000,000 restricted shares of common stock of the Company, and the holders of Signal Point common stock immediately prior to the Effective Time will, when taken together with shares of Company common stock (i) issuable at the Effective Time to The Robert DePalo Special Opportunity Fund, LLC upon conversion of approximately $3,200,000 of indebtedness at $1.20 per share of Signal Point (or approximately 2,666,667 shares) and (ii) issuable pursuant to any equity offering consummated by any party to the Merger Agreement prior to the Effective Time, hold shares of Company common stock representing in the aggregate eighty-six percent (86%) of the outstanding shares of the Company’s common stock immediately following the Effective Time;

●
the shares of Signal Point’s Series A Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the Effective Time will be exchanged for shares of Series A Preferred Stock and Series B Preferred Stock, as applicable, of the Company, having substantially identical terms to Signal Point’s Series A Preferred Stock and Series B Preferred Stock, except in connection with dividends payable from the revenues of Roomlinx Sub (as defined below);

12

●
all options to purchase Signal Point common stock and restricted stock awards issued and outstanding immediately prior to the Effective Time under the current Signal Point Employee Incentive Plan will be exchanged for options and awards to purchase an identical number of shares of Company common stock on the same terms and conditions;

●
each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, but after giving effect to the Reverse Stock Split, will remain outstanding. Also, the holders of the Company’s common stock immediately prior to the Effective Time and Cenfin, LLC, a secured lender of the Company (in exchange for its agreement at the closing of the Merger to restructure indebtedness owed to it by the Company), will receive additional (but restricted) shares of the Company’s common stock at the Effective Time. Accordingly, the holders of the Company’s common stock will hold shares of Company common stock which, when taken together with shares of Company common stock (i) issuable upon the exercise of Roomlinx warrants outstanding immediately prior to the Effective Time (not including out-of-the-money warrants) and (ii) to be issued to Cenfin, LLC in exchange for its agreement to restructure indebtedness owed to it by the Company, will represent in the aggregate fourteen percent (14%) of the outstanding shares of the Company’s common stock immediately following the Effective Time;

●
holders of the existing preferred stock of the Company will receive payments with respect to such shares, the Company’s preferred stock will be cancelled and there will be no existing shares of the Company’s preferred stock outstanding following the Merger, except as described above; and

●	all outstanding options to purchase Company capital stock issued under the Company’s Stock Option Plan will terminate in accordance with the terms thereof.

Also, at the closing of the Merger, Signal Point will make a cash contribution to the Company in an amount equal to One Million Dollars ($1,000,000) (subject to certain limitations regarding the use thereof).

Simultaneously with the Merger, upon the terms and conditions set forth in the Merger Agreement, the Company will (i) change its name from “Roomlinx, Inc.” to “Signal Share, Inc.”, (ii) amend and restate its articles of incorporation to substantially conform to the certificate of incorporation currently in effect for Signal Point, (iii) assume certain obligations of Signal Point, and (iv) transfer substantially all of its assets (excluding shares of Cardinal Broadband owned by the Company which will be placed in escrow at closing pending receipt of certain regulatory approvals) and liabilities into a newly-formed, wholly-owned subsidiary named “SignalShare Hospitality, Inc.” (“Roomlinx Sub”).

Following the consummation of the Merger, Aaron Dobrinsky, the current President of Signal Point, will serve as the Chief Executive Officer and a director of the Company, and Christopher Broderick, the current Chief Operating Officer of Signal Point, will serve as the Chief Operating Officer and a director of the Company.

Hyatt Master Services Agreement:

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement (the “MSA”) pursuant to which Roomlinx has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean. Under the agreement, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2013 and 2012, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,295,000 and $1,125,000, respectively.

See risk factors for discussion of potential effect on Company.

Employees

As of March 15, 2014 we had a total of 38 full-time personnel and one part-time employee. None of our employees are covered by a collective bargaining agreement. .

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

Risks Relating to Our Business

Failure to Consummate the Merger with Signal Point Holdings Corp. Could Have an Adverse Effect on Our Operations

The consummation of the merger and other transactions contemplated under the Company’s Merger Agreement with Signal Point is subject to various conditions, including the Company and Roomlinx Sub having required levels of cash, cash equivalents, inventory and receivables as of the closing date, the Company’s entry into a debt restructuring agreement with its secured lender, conversion of certain debts of Signal Point into equity of Signal Point, the assumption of certain liabilities by Roomlinx Sub of third party creditors of the Company, and customary conditions, including stockholder approval at both companies.

If the Company does not consummate the merger with Signal Point, the potential effects on our operations, customers, suppliers and other stakeholders, including the Company’s creditors, could be materially adverse.  The factors taken into consideration by the Company’s board of directors in determining that the merger with Signal Point is in the best interests of the Company, such as sustained losses by the Company, inability to obtain additional financing, vendor liabilities, the going concern of the Company and its financial situation, would continue to be concerns of the Company.

Certain Information Has Been Omitted from the Proxy Statement

The proxy statement filed by the Company in connection with the merger omits certain information about Signal Point which is to be determined prior to the closing of the Merger.  In accordance with applicable law, the Company will file an amendment to the Form 8-K filed in connection with the merger with Signal Point (the “8-K Amendment”) to disclose the financial statements of Signal Point, pro forma financial information and other information required by Regulation 14A under the Exchange Act to be disclosed therein.  The Company will also disclose in the 8-K Amendment additional information regarding Signal Point and the post-merger management and stockholders of the Company, including but not limited to, information regarding security ownership of certain beneficial owners and management, directors and executive officers (including compensation thereof), and management’s discussion and analysis of financial condition and results of operations.

Accordingly, any investor purchasing the Company’s securities prior to the filing of the 8-K Amendment will be doing so without the benefit of this additional information, and will be purchasing the Company’s securities based on the limited information regarding Signal Point contained in the Company’s current public filings.

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

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2013, our management concluded that our internal control over our financial reporting was not effective.

In connection with their audit of our financial statements for the year ended December 31, 2013, our management and our independent registered public accounting firm identified and communicated to us material weaknesses in our internal control over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board that there is reasonable possibility that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls. The material weaknesses identified by our independent auditors include lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

Although we have adopted a remediation plan to improve our internal control over financial reporting, the plan may not be sufficient to overcome these material weaknesses. We will continue to implement measures to remedy these material weaknesses as well as other deficiencies identified by our independent auditors and us in order to meet the deadline and requirements imposed by Section 404 of the Sarbanes-Oxley Act. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our shares.

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

Substantial Dependence on Our Contract with Hyatt

On March 12, 2012, Roomlinx and Hyatt Corporation entered into a Master Services and Equipment Purchase Agreement (the “MSA”) pursuant to which Roomlinx has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean. Under the agreement, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2013 and 2012, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,295,000 and $1,125,000, respectively.

Dependence on Key Customers and Suppliers

As a result of having signed the MSA, Hyatt Corporation properties accounted for 78% of Roomlinx revenue in 2013.  The remote control devices required to utilize our services are currently supplied by a single supplier and the content for our unlimited movie services is currently supplied by a single supplier.  Therefore, in the event that the supply of any of these items from any of these suppliers was to be interrupted without sufficient notice, it may have a material adverse impact on us.

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

We Have Limited Resources and We May be Unable to Effectively Support Our Operations.

We must continue to develop and expand our systems and operations in order to remain competitive. We expect this to place strain on our managerial, operational and financial resources. We may be unable to develop and expand our systems and operations for one or more of the following reasons:

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

 A Significant Amount of Our Common Stock is Held by a Few Stockholders

As of March 15, 2014, Matthew Hulsizer and Jennifer Just, directly and indirectly, together with certain of their affiliates, held 1,492,522 (or approximately 23.3%) of our outstanding shares of common stock and beneficially own approximately 31.8% (common stock, inclusive of warrants) and could, therefore, have a significant influence on us.

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

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2013, our management concluded that our internal control over our financial reporting is not effective.

In connection with their audit of our financial statements for the year ended December 31, 2013, our management and our independent registered public accounting firm identified and communicated to us material weaknesses in our internal control over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board that there is reasonable possibility that a material misstatement in our annual or interim financial statements would not be prevented or detected on a timely basis by our internal controls. The material weakness identified by our independent auditors relate to a lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.

Effective February 3, 2014, the parties executed a Compromise and Settlement Agreement (the “Agreement”) in which the Parties mutually agree to all of its contents and the consideration transferred does not in any way constitute an admission of disputed facts.  Under the terms of the Agreement, Roomlinx agrees to consideration in an amount of $106,528.32, such payment to consist of nineteen equal installments approximating $5,607 with the first payment due on March 15, 2014 and the final payment due on September 15, 2015.  Upon receipt of the final payment the Plaintiff will take such action as necessary to dismiss the Action.  As of December 31, 2013, the consideration is recorded in accrued expenses on the consolidated balance sheet.

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. As of December 31, 2013 and 2012, the Company had approximately $2,100,000 (net of payments made in 2013) and $2,430,000, respectively, recorded in accounts payable in the accompanying consolidated balance sheets. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”).  The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.   The Company intends to pursue a settlement of all claims.

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

The Company is in receipt of a letter from an attorney representing a past employee claiming retaliation and discrimination in connection with the termination of his employment seeking damages approximating $85,000.  No claim has been file with the District Court.  The Company rejects these charges and should it be served with a summons, the Company will vigorously defend its position.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

The Company entered into a Merger Agreement with Signal Point on March 14, 2014, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Signal Point.  In the event of the consummation of the merger and the restructuring of the Company contemplated by the Merger Agreement (including a reverse split of the Company’s common stock utilizing a ratio resulting in the Company having 600,000 shares of outstanding common stock), the business operations of the Company and Signal Point will be combined, and the Company will be owned 14% by current security holders of the Company and 86% by current security holders of Signal Point.  On March 17, 2014, the Company filed a Current Report on Form 8-K and a preliminary proxy statement on Schedule 14A, each of which describes the terms of the merger and the material provisions of the Merger Agreement.  For a detailed summary of the merger with Signal Point, see the section entitled “Recent Developments” in Item 1 to this Annual Report on Form 10-K.

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

SYMBOL	TIME PERIOD	LOW	HIGH
RMLX	January 1, - March 31, 2012	$2.25	$4.80

	April 1, - June 30, 2012	$2.15	$3.50

	July 1, - September 30, 2012	$2.30	$3.98

	October 1, - December 31, 2012	$1.80	$2.75

	January 1, - March 31, 2013	$1.15	$2.39

	April 1, - June 30, 2013	$0.52	$1.90

	July 1, - September 30, 2013	$0.11	$0.65

	October 1, - December 31, 2013	$0.03	$0.34
RMLXP	January 1, - March 31, 2012	$0.10	$0.10

	April 1, - June 30, 2012	$0.10	$0.10

	July 1, - September 30, 2012	$0.10	$0.12

	October 1, - December 31, 2012	$0.05	$0.12

	January 1, - March 31, 2013	$0.20	$0.20

	April 1, - June 30, 2013	$0.10	$0.20

	July 1, - September 30, 2013	$0.10	$0.11

	October 1, - December 31, 2013	$0.10	$0.10

The closing bid for our Common Stock on the OTC-Bulletin Board on March 15, 2014 was $0.30. Stockholders are urged to obtain current market quotations for our common stock. As of March 15, 2014, 6,411,413 shares of Common Stock were issued and outstanding which were held of record by approximately 270 shareholders.  As of March 15, 2014, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by approximately 40 shareholders.

Dividends

The Company has not paid any cash dividends on its stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2013 accumulated but unpaid Class A Preferred Stock dividends aggregated $198,120. Payments must come from funds legally available for dividend payments.  It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Issuer Purchases of Equity Securities

During 2013, the Company did not repurchase any shares of our common or preferred stock.

Performance Graph

The following graph compares the percentage change in the Company’s cumulative total stockholder return on its common stock with (i) the cumulative total return of the NASDAQ Market Index and (ii) the cumulative total return of all companies (the “Peer Group”) with the same four-digit standard industrial code (“SIC”) as the Company (SIC 4841 – Cable and Other Pay Television Services over the period and SIC 4899 – Communication Services, NEC) over the period from January 1, 2008 through December 31, 2013.  The graph assumes an initial investment of $100 in each of the Company, the NASDAQ Market Index and the Peer Group and reinvestment of dividends. The Company did not declare or pay any dividends on its common stock in 2012. The graph is not necessarily indicative of future price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Footnotes:
$100 invested on 01/01/08 in stock or index, including reinvestment of dividends
Fiscal years ended December 31

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

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

GENERAL

Currently we offer the following services to our customers:

●	Site-specific determination of needs and requirements;
●	Design and installation of the wireless or wired network;
●	Customized development, design and installation of a media and entertainment system;
●	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content;
●	Delivery of free-to-guest (“FTG”) television programming via satellite;
●	Delivery of an interactive (“click and go”) programming guide;
●	Full maintenance and support of the network and Interactive TV product;
●	Technical support to assist guests, hotel staff, and residential and business customers, 24 hours a day, 7 days a week, 365 days a year;
●	Delivery of an advertising and E-commerce platform through iTV.

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

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog “twisted pair” lines, as well as digital voice over internet protocol (“VoIP”) Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc., which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

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

The Company generates revenue through:

●	Network design and installation services
●	Delivery of telephone service (billed monthly)
●	Delivery of Internet service (billed monthly)
●	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
●	Management fees for the management of affiliated communication systems

Highlights

The highlights and business developments for the year ended December 31, 2013 include the following:

●	US hospitality recurring revenue increased approximately $2,025,000 or 70%.
●	Installation of approximately 1,000 iTV rooms under the Master Services Agreement with Hyatt Hotels.
●	Implemented company-wide cost containment program yielding approximately a $1,525,000 decrease in costs year over year.

Hyatt Master Services Agreement

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

In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2013 and 2012, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,295,000 and $1,125,000, respectively.

Trends and Business Outlook

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative mobile sources, such as laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’ growth in 2013 recurring revenues can be attributed to sales of our Interactive TV product, high speed internet services and free-to-guest TV programming. We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and usage.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements and Interactive TV sales and marketing efforts.

Although our current results demonstrate the success of our initial efforts, general economic conditions, aged hotel infrastructure, and market uncertainty may still negatively affect our financial results in future periods.  We anticipate that the rate of installations will become more predictable however may vary from quarter to quarter.  Consequently, if anticipated installations and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected.  Further, given the lag between the incurrence of expenses in connection with hotel installations, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses may exceed our revenues in the near term.  We have incurred operating losses since our inception.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see note 10 of the financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.  Under ASC 360-10, the consolidated comprehensive statement of loss for the year ended December 31, 2012 has been reclassified to be consistent with the presentation for the year ended December 31, 2013.

Our revenues for the years ended December 31, 2013 and 2012 were $9,448,543 and $13,003,915 respectively, a decrease of $3,555,372, or 27%, reflecting a decrease in installation revenue of approximately $5,600,000 and an increase in recurring revenue of approximately $1,925,000.  Substantially all of the changes in revenue were attributable to the Hyatt MSA.  The decrease in installation revenue was primarily realized in the fourth quarter of 2013 vs 2012, when the Company installed approximately 1,700 RGU’s in 2013 vs 20,000 RGU’s in 2012, the result of Hyatt and Roomlinx agreeing to slow installations of the iTV product at the end of 2012.  The increase in annual recurring revenue reflects the substantial number of hotel installations in 2012 and 2013, generating an increase of approximately $1,975,000.

Direct costs exclusive of operating expenses for the years ended December 31, 2013 and 2012 were $6,880,509 and $11,875,850 respectively, a decrease of $4,995,251, or 42%.  Installation direct costs decreased approximately $6,200,000 and include the cost of equipment, warehousing and freight, 3rd party labor, transportation costs and direct payroll costs. Recurring direct costs increased approximately $1,100,000 and primarily include the costs of our 24x7 call center, free to guest programming, pay per view content and 3rd party labor.  This cost increase was due to the increase in recurring revenue.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of December 31, 2013, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, video-on-demand, free to guest programming, and, advertising and e-commerce products.  Effective December 20, 2013, Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in note 10 of the financial statements.

United States: US hospitality revenue for the year ended December 31, 2013 and 2012 was $8,050,570 and $11,922,741 respectively, a decrease of $3,872,171 or 32%.  This decrease consists of approximately $5,900,000 of installation revenue and an increase in recurring revenue of $2,025,000 or 70%.  As of December 31, 2013 and 2012, the Company had approximately 64,000 and 43,500 RGUs in service.  Substantially all of the increased revenue was attributable to the Hyatt MSA.

Canada: Canadian hospitality revenue for the year ended December 31, 2013 and 2012 was $360,977 and $41,873 respectively, an increase of $319,104.  This increase is primarily due to installation revenue of approximately $282,000 in 2013 vs $0 in 2012.  Recurring revenue increased from approximately $42,000 to $79,000, or $37,000 as a result of 2013 installations.

Other Foreign: Other foreign hospitality revenue for the years ended December 31, 2013 and 2012 was $175,002 and $124,247 respectively, an increase of $50,775 or 41%.  This increase is primarily due to installation revenue of approximately $137,000 in 2013.  Recurring revenue decreased from approximately $124,000 to $38,000, the result of cancelling a contract with a resort hotel.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the year ended December 31, 2013 and 2012 was $861,994 and $915,054 respectively, a decrease of $53,060 or 6%.  We believe the decline in recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Operational Expenses

Total operating expenses for the years ended December 31, 2013 and 2012 were $5,836,664 and $6,955,509 respectively, for a net decrease of $1,118,845, comprised of a decrease of $1,951,274 in continuing costs of operations less a loss on asset impairment of $832,429. The decrease in operating costs is primarily due to a cost reduction and containment program generating a savings of approximately $1,525,000, the result of a 37% decrease in personnel, reducing payroll and related costs of approximately $1,372,000, and various operating costs with a net decrease approximating $153,000, as discussed in the following paragraphs.  Additional decreases in cost included approximately $269,000 in bad debt expense and approximately $250,000 in depreciation expense related to impaired assets less approximately $106,000 related to litigation settlement costs as discussed in note 17 to the financial statements.

Operations expense for the years ended December 31, 2013 and 2012 was $1,278,320 and $2,128,652, respectively, a decrease of $850,332 or 40%.  This decrease is primarily due to a 71% decrease in personnel, reducing payroll and related costs approximately $829,000,

Product development expenses for the years ended December 31, 2013 and 2012 was $805,885 and $1,280,743, respectively, a decrease of $474,858 or 37%.  This decrease is primarily due to a 58% decrease in personnel, reducing payroll and related costs approximately $423,000, and reductions in various operating accounts approximating $51,000.

Selling, general and administrative expenses for the years ended December 31, 2013 and 2012 was $2,672,324 and $3,047,946, respectively, a decrease of $375,622 or 12%.  This decrease is primarily due to the following decreases in costs: (i) a 59% decrease in personnel, reducing payroll and related costs approximately $120,000, (ii) bad debt expense decrease of $269,000, (iii) a decrease in marketing of $45,000, and various operating accounts with a net decrease of approximately $84,000.  These decreases were offset by an increase in legal fees approximating $46,000 and approximately $106,000 related to litigation settlement costs as discussed in note 17 to the financial statements.

Depreciation expense for the years ended December 31, 2013 and 2012 was $247,706 and $498,168, respectively, a decrease of $250,462 or 50%.  This decrease reflects the reduction in depreciation expense attributable to the impairment of property and equipment recorded at September 30, 2012.

During the year ended December 31, 2013, the Company recognized a loss on the impairment of assets of $832,429 related to the determination that the carrying value of inventory would not be recoverable from the estimated future cash flows expected from their use and eventual disposition (see note 5 to the financial statements).

Our operating loss decreased to $3,268,720 for the year ended December 31, 2013 compared to $5,827,444 for the year ended December 31, 2012, a decrease of $2,558,724, or 44%.  This decrease is primarily attributable to a net increase in revenues less direct costs and the cost savings achieved through the Company’s 2013 cost reduction and containment program, as described above.  For the years ended December 31, 2013 and 2012, continuing operational expenses (operating, product development, and selling, general and administrative costs) decreased 82% as a percentage of recurring revenue to 81% in 2013 compared to 163% in 2012.

Non-Operating

For the years ended December 31, 2013 and 2012, the Company’s non-operating income was $180,220 and $287,759 respectively.  The net decrease of $107,539 is due to the decline in interest income on lease receivables.  During 2013, leases of approximately $340,000 terminated. Non-operating expenses for the years ended December 31, 2013 and 2012 were $642,813 and $601,725 respectively, an increase of $41,088.  This increase is primarily due to the outstanding carrying value of the Cenfin line of credit year over year.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013, resulting in a loss on discontinued operations of $422,503 for the year ended December 31, 2013.  Under ASC 360-10, the consolidated statements of comprehensive income have been reclassified for the year ended December 31, 2012, to identify a loss on discontinued operations of $1,250,324.

For the years ended December 31, 2013 and 2012, the Company experienced net losses of $4,153,816 and $7,391,734 respectively, a net decrease of $3,327,918, comprised of an increase in revenue less direct costs of approximately $1,520,000, a decrease of approximately $1,800,000 in costs of operations, and a decrease of approximately $830,000 in loss from discontinued operations less a loss on asset impairment of approximately $832,000, all of which are more fully described above.

Related Party Transactions

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company (see Note 8 to the Financial Statements).  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2013).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,172,000 as of December 31, 2013) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

During the year ended December 31, 2013, the Company made interest payments of $256,942. Amounts outstanding under the Credit Agreement were $5,176,000 at December 31, 2013.

Effective July 25, 2012, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012, Roomlinx had paid TRG $94,950 for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.  Subsequently in December 2013, Ms. Wasik assumed responsibility for the Company’s call center at which time her salary was increased to $101,400.  For the year ended December 31, 2013, Ms. Wasik was paid $88,275 as an employee of the Company.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $23,448 and $46,321 for its services for the years ended December 31, 2013 and 2012, respectively.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2013 the Company had $2,125,655 in cash and cash equivalent, which is sufficient to continue business operations for at least the next twelve months.  During the first half of 2013, the Company executed against a phased reduction whereby at the end of the year, the Company had realized a 37% reduction in personnel to mitigate its fixed cost base, substantially contributing to the reduction of operational expenses, which consist of operations, product development and selling, general and administrative costs as a percentage of recurring revenue to 79%, as compared to 170% for the same period in 2012.  In addition, the Company has developed an effective vendor management program to reduce its outstanding payables and extend payment terms.

Working capital at December 31, 2013 was a deficit of $946,114 as compared to $1,700,723 at December 31, 2012.  The decrease in working capital of $2,646,837 is primarily due to (i) a reduction in cash approximating $1,085,000 of which a substantial portion was related to vendor payments in the second quarter of 2013, (ii) an impairment of asset charge related to inventory approximating $832,000 recorded on the consolidated statements of comprehensive income, and (iii) the recognition of a loss on discontinued operations of which approximately $167,000 related to accounts receivable and inventory.  Additionally, $464,000 of the Cenfin line of credit was classified as a current liability thereby resulting in a reduction in working capital.  The remaining decrease in working capital of approximately $100,000 is the net change in the working capital assets and liabilities.

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  The amount (net of payments made in 2013) is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”).  The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.   The Company intends to pursue a settlement of all claims.

The Company is in receipt of a letter from the BSA Software Alliance (“BSA”) in connection with copyright infringement of computer software products alleging the unauthorized duplication of various computer software products.  BSA has threatened to file an action against the Company if it does not timely respond to its request for an internal audit.  The Company intends to review BSA’s claims and respond appropriately

The Company is in receipt of a letter from an attorney representing a past employee claiming retaliation and discrimination in connection with the termination of his employment seeking damages approximating $85,000.  No claim has been file with the District Court.  The Company rejects these charges and should it be served with a summons, the Company will vigorously defend its position

As discussed in Note 7 to the financial statements, the Company’s Credit Agreement with Cenfin LLC (“Cenfin”) was recently amended to provide that the determination as to whether Cenfin will advance funds under the Credit Agreement shall be made solely by Cenfin. Accordingly, there are no guarantees that Cenfin will make any additional advances under the Credit Agreement.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.

Operating Activities

Net cash used by operating activities was $1,950,101 and $1,793,538 for the years ended December 31, 2013 and 2012, respectively.  The increase in cash used in operations of $156,563 was attributable to the decrease in cash provided by operations of $3,394,481 less the decrease in net loss of $3,237,918.  Cash provided by operations included (i) a decrease of $519,646 in non-cash expenses consisting of a decrease of $827,821 from the loss on discontinued operations, a decrease in the provision for uncollectible accounts and leases receivable of $400,157, a decrease in depreciation expense of $250,462, an increase in loss on asset impairment of $832,429 and fluctuations in other recurring non-cash adjustments such as stock based compensation and the amortization of debt discount, and (ii) a decrease of $2,874,835 from the fluctuation in changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $907,321 for the year ended December 31, 2013 compared to $628,268 provided by investing activities during the same period in 2012.  The increase in cash provided by investing activities of $279,053 was attributable to a savings of $142,879 resulting from a decrease in financing customer installation, and a savings of $189,940 resulting from a decline in capital expenditures during 2013 versus 2012, offset by a decrease in 2013 cash receipts against leases receivable totaling $48,766.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 was $22,752 compared to $3,963,505 of net cash provided by financing activities for the year ended December 31, 2012. .  The decrease in cash of $3,986,257 in financing activities is primarily attributable to 2012 activities that included (i) the sale of common stock which resulted in proceeds of $2,933,311 and (ii) the receipt of an advance against its line of credit in the amount of $1,000,000.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2013:

Years ended	Line of	Notes	Lease Obligations		Minimum
December 31,	Credit	Payable	Capital	Operating	Payments
2014	$464,000	$11,065	$12,309	$224,934	$712,308
2015	1,232,000	12,345	3,253	114,064	1,361,662
2016	2,480,000	7,851	-	-	2,487,851
2017	1,000,000	-	-	-	1,000,000
	$5,176,000	$31,261	$15,562	$338,998	$5,561,821

(1)	The Line of Credit, as shown on the Balance Sheet at December 31, 2013 is shown net of the debt discount of $826,797.

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

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statement of comprehensive income (loss).  For the years ended December 31, 2013 and 2012, transaction losses were not material.

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

GHP Horwath, P.C. Member Crowe Horwath International 1670 Broadway, Suite 3000 Denver, CO 80202 +1.303.831.5000 Tel +1.303.831.5032 Fax www.ghphorwath.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Roomlinx, Inc.

We have audited the accompanying consolidated balance sheets of Roomlinx, Inc. and its subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related statements of comprehensive loss, changes in deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, in March 2014, the Company entered into a merger agreement with a company in a related industry. Our opinion is not modified with respect to this matter.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 31, 2014

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,125,655	$3,211,182
Accounts receivable, net	1,241,459	1,761,503
Leases receivable, current portion	764,879	995,220
Prepaid and other current assets	87,303	115,902
Inventory, net	1,434,337	3,308,792
Total current assets	5,653,633	9,392,599

Property and equipment, net	317,486	790,873
Leases receivable, non-current	816,487	1,672,245
Total assets	$6,787,606	$11,855,717

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, current portion	$464,000	$-
Accounts payable	3,970,034	5,079,204
Accrued expenses and other current liabilities	512,683	668,012
Customer deposits	1,295,450	1,125,248
Notes payable and other obligations, current portion	23,374	21,884
Unearned income, current portion	59,344	187,540
Deferred revenue, current portion	274,862	609,988
Total current liabilities	6,599,747	7,691,876

Deferred revenue, less current portion	251,595	294,963
Notes payable and other obligations, less current portion	23,449	47,691
Unearned income, less current portion	103,268	198,404
Line of credit, net of discount, less current portion	3,885,203	4,007,177

Total liabilities	10,863,262	12,240,111

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000 at December 31, 2013 and 2012)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,411,413 and 6,405,413 shares issued and outstanding at December 31, 2013 and 2012, respectively	6,411	6,405
Additional paid-in capital	37,460,577	36,971,369
Accumulated deficit	(41,713,638)	(37,571,896)
Accumulated other comprehensive income	(18,976)	7,684
Total Roomlinx, Inc. shareholders’ deficit	(4,121,626)	(442,438)
Non-controlling interest	45,970	58,044
Total deficit	(4,075,656)	(384,394)
Total liabilities and deficit	$6,787,606	$11,855,717

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the years ended December 31, 2013 and 2012

	2013	2012
Revenues:
Hospitality:
Product and installation	$3,556,389	$9,034,223
Services	5,030,160	3,054,638
Residential:
Services	861,994	915,054
Total	9,448,543	13,003,915

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	6,259,578	11,231,195
Residential	621,021	644,655
Operating expenses:
Operations	1,278,320	2,128,652
Product development	805,885	1,280,743
Selling, general and administrative	2,672,324	3,047,946
Depreciation	247,706	498,168
Loss on asset impairment	832,429	-
	12,717,263	18,831,359
Operating loss	(3,268,720)	(5,827,444)

Non-operating income (expense):
Interest expense	(642,813)	(601,725)
Interest income	180,220	287,759
	(462,593)	(313,966)

Net loss from continuing operations	(3,731,313)	(6,141,410)

Discontinued operations:
Loss from discontinued operations	(422,503)	(1,250,324)

Net loss	(4,153,816)	(7,391,734)

Less: net loss attributable to the non-controlling interest	12,074	5,763

Net loss attributable to the Company	(4,141,742)	(7,385,971)

Other comprehensive (loss) income:
Currency translation (loss) income	(26,660)	16,486

Comprehensive loss	(4,168,402)	(7,369,485)

Comprehensive loss attributable to the non-controlling interest	-	-

Comprehensive loss attributable to the Company	$(4,168,402)	$(7,369,485)

Net loss per common share:
Basic and diluted	$(0.65)	$(1.27)

Loss attributable to continuing operations per common share
Basic and diluted	$(0.58)	$(1.06)

Loss attributable to discontined operations per common share
Basic and diluted	$(0.07)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	6,407,484	5,809,406

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
for the yearss ended December 31, 2013 and 2012
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders’
	Shares	$0.20	Shares	$0.001	Capital	Income (Loss)	(Deficit)	Interest	(Deficit) Equity
Balances, January 1, 2012	720,000	$144,000	5,118,877	$5,119	$33,102,512	$(8,802)	$(30,185,925)	$63,807	$3,120,711

Warrants issued in conjuction with draw on line of credit					350,167				350,167
Shares issued at $2.50 per share, net of costs			1,280,000	1,280	2,992,031				2,993,311
Cashless option exercises			6,536	6	(6)				-
Stock based compensation					526,665				526,665
Comprehensive income (loss):
Net loss							(7,385,971)	(5,763)	(7,391,734)
Translation loss						16,486			16,486

Balances, December 31, 2012	720,000	$144,000	6,405,413	$6,405	$36,971,369	$7,684	$(37,571,896)	$58,044	$(384,394)

Restricted shares of common stock vested			6,000	6	11,994				12,000
Stock based compensation					477,214				477,214
Comprehensive income (loss):
Net loss							(4,141,742)	(12,074)	(4,153,816)
Translation loss						(26,660)			(26,660)

Balances, December 31, 2013	720,000	$144,000	6,411,413	$6,411	$37,460,577	$(18,976)	$(41,713,638)	$45,970	$(4,075,656)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc. CONSOLIDATED CASH FLOW STATEMENTS
for the years ended December 31, 2013 and 2012 (unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(4,153,816)	$(7,391,734)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247,706	498,168
Amortization of debt discount	342,026	332,121
Stock-based compensation	477,214	526,665
Compensation cost related to restricted stock issuances	16,077	-
Settlement of royalty payable	-	(179,834)
Provision for uncollectable accounts and leases receivable	(48,000)	352,157
Reserve for inventory obsolescence	-	30,000
Asset impairment	832,429	-
Loss on discontinued operations	422,503	1,250,324
Change in operating assets and liabilities:		-
Accounts receivable	590,016	(1,075,299)
Prepaid and other current assets	28,599	76,319
Inventory	995,345	(2,240,883)
Accounts payable and other liabilities	(1,264,499)	4,832,326
Customer deposits	166,125	1,125,248
Unearned income	(223,332)	(222,495)
Deferred revenue	(378,494)	293,379
Total adjustments	2,203,715	5,598,196
Net cash used in operating activities:	(1,950,101)	(1,793,538)

Cash flows from investing activities:
Lease financing provided to customers	-	(142,879)
Payments received on leases receivable	923,861	972,627
Purchase of property and equipment	(16,540)	(201,480)
Net cash provided by investing activities:	907,321	628,268

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	2,993,311
Proceeds from the line of credit	-	1,000,000
Proceeds from notes payable	-	45,000
Payments on capital lease	(11,499)	(13,280)
Payments on notes payable	(11,253)	(61,526)
Net cash (used in) provided by financing activities	(22,752)	3,963,505

Effects of foreign currency translation	(19,995)	51,719

Net (decrease) increase in cash and equivalents	(1,085,527)	2,849,954
Cash and equivalents at beginning of period	3,211,182	361,228
Cash and equivalents at end of period	$2,125,655	$3,211,182

Supplemental cash flow information:
Cash paid for interest	$285,454	$264,900

Non-cash investing and financing activities:
Restricted stock vested	$12,000	$-
Assets acquired under capital lease	$-	$34,617
Warants isssed in connection with line of credit	$-	$350,167

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Basis of Consolidation:  The consolidated financial statements include Roomlinx, Inc. and its wholly-owned subsidiaries, Canadian Communications LLC, Cardinal Connect, LLC, Cardinal Broadband, LLC, Cardinal Hospitality, Ltd., and Arista Communications, LLC, a 50% subsidiary, controlled by the Company.  Canadian Communications and Cardinal Connect, LLC, are non-operating entities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations:    During the year ended December 31, 2013, the Company terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see note 10) meeting the definition under applicable accounting standards of a discontinued operation.  All prior periods have been reclassified to present these operations as discontinued.  Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of continuing operations for all periods presented.

Reclassification:  Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Going Concern and Management Plans:    The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2013, the Company had approximate balances of cash and cash equivalents of $2,125,000, working capital deficit of $964,000, total deficit of $4,076,000 and accumulated deficit of $41,714,000.  To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations.  As of December 31, 2013, the Company has available approximately $19,800,000 under its line of credit, however, as described below, any borrowings under the line of credit could be limited.

As described in Note 7, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin.  Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender, and there are no assurances that the lender will permit the Company to borrow under the line of credit.  Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan. In addition, in March 2014, the Company entered into a merger agreement with a company in a similar industry (see note 17).  Accordingly, the Company’s cash balance has remained relatively constant through the six months ended December 31, 2013.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Fair Value Measurements:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012.

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

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability. The assessment and related estimate are based on current credit-worthiness and payment history.  As of December 31, 2013 and 2012, the Company recorded an allowance in the amount of $181,000 and $229,000, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of December 31, 2013 and 2012, the inventory obsolescence reserve of $120,000 was mainly related to raw materials and results in a new cost basis for accounting purposes.

Leases Receivable:    Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amount of leases receivable are reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of December 31, 2012 an allowance was recorded in the amount of $135,000.  No such allowance was recorded as of December 31, 2013.

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

For the years ended December 31, 2013 and 2012, the Company recorded $3,556,389 and $9,034,223 of product and installation revenue, respectively.

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

Accounts Receivable:  At December 31, 2013 and 2012, Hyatt Corporation-controlled properties represented 30% and 56%, respectively of accounts receivable, and other Hyatt properties in the aggregate represented 36% and 20%, respectively, of accounts receivable.

Revenue:  For the year ended December 31, 2013 and 2012, Hyatt Corporation-controlled properties contributed 39% and 48%, respectively, and other Hyatt properties in the aggregate contributed 39% and 27%, respectively, of Roomlinx’s US Hospitality revenue.

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

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of December 31, 2013 and 2012, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Advertising Costs:    Advertising costs are expensed as incurred.  During the years ended December 31, 2013 and 2012, advertising costs were $39,308 and $78,822, respectively.

Foreign Currency Translation:    The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars and the resulting gains and losses are included in the consolidated statement of operations as a component of other income (expense).

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling 2,423,053 and 2,628,874 as of December 31, 2013 and 2012, respectively) would be to decrease the net loss per share.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2013 and 2012 is not material to its results of operations, financial condition, or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2013 and 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2007 and later tax returns are still subject to examination.

Recently Issued and Adopted Accounting Standards: Management has evaluated recently issued pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”) to determine their applicability and does not believe that any of these pronouncements will have a significant impact on the Company’s financial statements.

2.      Leases Receivable

As of December 31, 2013, the Company had leases receivable of $1,581,366 compared to $2,802,465, recorded net of an allowance for uncollectable leases receivable of $135,000, at December 31, 2012.  During the years ended December 31, 2013 and 2012, the Company received payments of $923,861 and $972,627 respectively.  The Company did not enter into any new leases in 2013 versus the Company entered into one lease receivable in the amount of $142,879 in 2012.   These leases have initial terms of 60 months and an average interest rate of 9.5%.  In addition, during the years ended December 31, 2013 and 2012, the Company recorded a loss of $73,262 and $60,211, respectively, related to the early termination of lease receivable contracts.  These amounts are net of the return of equipment to inventory and are included in direct costs in the consolidated statements of comprehensive loss.

Future minimum receipts on leases receivable are as follows:

Years Ended December 31,	Minimum Receipts
2014	$764,878
2015	546,973
2016	250,464
2017	19,051
$1,581,366

3.    Inventory

Inventory balances as of December 31, 2013 and 2012 are as follows:

	2013	2012
Raw materials	$1,399,444	$2,546,441
Work in process	154,893	882,351
	1,554,337	3,428,792
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$1,434,337	$3,308,792

4.      Property and Equipment

At December 31, 2013 and 2012, property and equipment consisted of the following:

	2013	2012
Leasehold improvements	$17,195	$17,195
Hospitality property equipment	479,387	745,117
Residential property equipment	351,727	351,727
Computers and office equipment	601,171	590,566
Software	141,807	141,807
	1,591,287	1,846,412
Accumulated depreciation	(1,273,801)	(1,055,539)
	$317,486	$790,873

Depreciation expense for the years ended December 31, 2013 and 2012 was $247,706 and $498,168, respectively.

As of December 31, 2013 and 2012, the total assets purchased under capital lease were $64,617 with accumulated amortization of $50,193 and $38,654, respectively.  Depreciation of assets under capital lease for the years ended December 31, 2013 and 2012 was $11,539 and $10,905, respectively.

5.    Asset Impairment

During 2013, the Company maintained inventories to support certain executed Hyatt hotel contracts and SOWs (Statements of Work).

The receipt of SOWs plus their respective deposits for the installation of the iTV product in approximately 4,600 rooms resulted in the Company executing purchased orders to acquire appropriate levels of inventories during the year ended December 31, 2012.  Thereafter, the parties agreed to a suspension of iTV installations.  During the three months ended September 30, 2013, the Company successfully completed the installation of approximately 1,000 of these rooms, which the Company believed could result in Hyatt’s release of those other properties with SOWs for its iTV product; however, there has been no further action by Hyatt. In consideration of this and other factors, as of December 31, 2013, the Company recorded a loss on asset impairment of $832,429 related to inventory. The charge is included in the loss on asset impairment on the consolidated comprehensive statement of loss for the year ended December 31, 2013.

In assessing impairment for long-lived assets we followed the provisions of ASC 360.  We performed our testing of the asset group and our assessment included contractual terms and identifiable cash flows associated with providing on-going service.  In performing the test, we determined that the total of the expected future undiscounted cash flows was less than the carrying value of the asset group. Therefore an impairment charge was required.

6.     Notes Payable

As of December 31, 2013 and 2012, the Company had the following outstanding notes payable:

	2013	2012
Note payable to the FCC; monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.	$31,261	$41,178

Note payable, assumed as part of the acquisition of Canadian Communications on October 1, 2010, monthly principal and interest payment of $537; interest at 11% per annum; and matured in March 2013.	-	1,583
	31,261	42,761
Less: current portion	(11,065)	(10,631)
	$20,196	$32,130

Future minimum payments under notes payable are as follows:

Years ended December 31,	Minimum Payments
2014	$11,065
2015	12,345
2016	7,851
$31,261

7.     Line of Credit

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2013).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $5,176,000 at December 31, 2013 and 2012.  These advances will be repaid at various dates between 2014 and 2017.  A total of $19,824,000 is available for future borrowings. Interest expense, exclusive of accretion of the debt discount of $342,026 and $332,121, of $257,566 and $260,221 was recorded for the years ended December 31, 2013 and 2012, respectively.

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

Using the Black-Scholes pricing model adjusted for a blockage discount, warrants issued during the year ended December 31, 2012 were valued at approximately $350,000 (see Note 12).   The fair value of warrants issued since inception of the Credit Agreement is approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness, accordingly additional interest expense of $342,026 and $332,121 was recorded for the years ended December 31, 2013 and 2012, respectively.  The unamortized balance of the debt discount was $826,797 and $1,168,823 at December 31, 2013 and 2012, respectively.  Borrowings outstanding are reported net of the debt discount associated with these borrowings.

Future minimum payments under the line of credit are as follows:

Years ended December 31,	Minimum Receipts
2014	$464,000
2015	1,232,000
2016	2,480,000
2017	1,000,000
$5,176,000

As noted in management’s plans, the Company has entered into a merger agreement. Upon execution of the merger, the Company is to make a $750,000 accelerated payment to the debt holder. In addition, all payments beginning in December 2014 will be pro-rated based on the accelerated payment.

8.    Settlement of Royalty Payable

In November 2011, the Company entered into a revised license agreement for studio films. Under the terms of the agreement, the Company was required to pay $105,000 in four equal quarterly payments to settle all previous amounts due to a studio.  In August 2012, the Company made the final payment resulting in a gain on the settlement of royalty payable in the amount of $179,834, such amount representing the excess of the accrued liability less the agreed upon settlement of $105,000. The settlement of royalty payable is included in other income on the consolidated statement of comprehensive loss for the year ended December 31, 2012.

9.     Commitments and Contingencies

Operating Leases:     On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  Effective November 29, 2013, the parties executed a First Amendment wherein the landlord granted the Company a deferred rent period (commencing on July 1, 2013 and ending on July 31, 2014) reducing the base and additional monthly rent to $7,000, thereby deferring approximately $13,700 per month or $178,100, with such amount payable at the end of the deferred rent period, pursuant to which at December 31, 2013 approximately $82,200 was recorded in accounts payable in the accompanying consolidated balance sheet.  The Company had a deferred rent liability (exclusive of that recorded in accounts payable) of $46,820 and $55,025 included in other liabilities (current and non-current) as of December 31, 2013 and 2012, respectively.  The Company’s future minimum lease payments are as follows:  $148,585 and $114,064 for the years ending December 31, 2014 and 2015, respectively.

Capital Lease Obligations:  The Company has capital lease arrangements related to the acquisition of software.  These arrangements are collateralized by the software and expire at varying dates through September 2015 with future minimum lease payments as follows:  $12,309 and $3,253 for the years ended December 31, 2014 and 2015, respectively, less imputed interest of $950.

10.     Discontinued Operations

In September 2012, we determined not to continue investing in its proprietary traditional VOD system and to move to a third-party video on demand (“VOD”) system, which resulted in the Company recording a loss on asset impairment approximating $1,112,000 (see below). In October 2013, the Company performed an analysis of VOD sales revenue at Cardinal Hospitality Ltd. (“CHL”), its wholly-owned Canadian subsidiary servicing the hospitality industry.  The result was that CHL had realized a decline in sales revenue in hotels on a year over year basis, which was attributed to guest preferences such as alternative access to content available via their laptops, our decision in 2012 to not invest in upgrading old technology and the hotels not willing to purchase newer technology.  Further, the Company determined CHL did not provide positive cash flow and therefore at the end of November, the Company determined to issue a notice to all CHL customers that it would no longer provide support as of December 20, 2013.

CHL properties include hotels in Canada and the Caribbean providing VOD.  Under ASC 205-20-45-1, the elimination of operations result in the presentation of a loss from discontinued operations in the consolidated statements of comprehensive loss for the years December 31, 2013 and 2012.

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

In addition, we performed an analysis of the value of inventory held by CHL to determine the impact of the change in business strategy, as of September 30, 2012.  We determined that a write off of approximately $146,000 was required to reflect the obsolete nature of the inventory associated with VOD service.  The charge is included in the loss from discontinued operations (see Note 10) in the consolidated statement of comprehensive loss for the year ended December 31, 2012.

Below is the statement of comprehensive loss related to the asset group serviced by CHL for the years ended December 31, 2013 and 2012.

	2013	2012

Hospitality services revenue	$356,097	$611,950

Direct costs (exclusive of operating expenses and depreciation shown separately below):	355,019	761,391
Selling, general and administrative	27,108	15,800
Depreciation	110,688	152,447
Loss on asset impairment	-	1,112,470
	492,815	2,042,108

Operating loss	(136,718)	(1,430,158)

Non-operating (expense) income forgiveness of debt	-	179,834

Loss from operations	(136,718)	(1,250,324)

Loss on disposal of operations	(285,785)	-

Net loss on discontinued operations	$(422,503)	$(1,250,324)

11.     Income Taxes

At December 31, 2013, the Company has tax loss carryforwards approximating $14,000,000 that expire at various dates through 2031 (IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes, including proposed 2014 transaction described in note 17). The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013, are presented below:

	2013	2012
Deferred tax assets:
Net operating loss carry forward - federal	$4,852,000	$4,147,000
Net operating loss carry forward - state	431,000	369,000
Stock-based compensation	458,000	387,000
Property and equipment	374,000	479,000
Allowance for doubtful accounts	71,000	135,000
Other	93,000	93,000
	6,279,000	5,610,000
Valuation allowance	(6,279,000)	(5,610,000)
	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $712,000 during 2013.

Income taxes at statutory rates are reconciled to the Company’s actual income taxes as follows:

	2013	2012
Federal income tax at statutory rate of 34%	$(1,412,000)	$(2,514,000)
State tax net of federal tax effect	(125,000)	(222,000)
Effect of permanent differences	359,000	224,000
Asset impairment	308,000	-
Other net	201,000	(23,000)
Valuation allowance	669,000	2,535,000
	$-	$-

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2007 and later tax returns are still subject to examination.

12.      Equity

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2013 and 2012, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A dividends accumulated and unpaid as of December 31, 2013 and 2012, were $198,120 and $185,160, respectively; these dividends are not included in accrued expenses.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As December 31, 2013 and 2012, there were 6,411,413 and 6,504,413 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2013, the Company granted 24,000 restricted shares of common stock at a fair market value of $2.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date) to three non-employee directors of the Company.  The shares vest in equal annual installments beginning on August 27, 2013 through 2015.

As of July 31, 2013, one of the non-employee directors resigned resulting in the forfeiture of 6,000 restricted shares of common stock.  During the year ended December 31, 2013, the Company recognized non-employee director compensation cost of $16,077 recorded in selling, general and administrative expenses in the consolidated statement of comprehensive loss and in accrued expenses in the accompanying balance sheet.

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

Warrants:

During the year ended December 31, 2012, 250,000 warrants were granted pursuant to the clauses in the Cenfin Credit Agreement.  The warrants were issued at an exercise price of $2.00, vested immediately, and expire 3 years from the date of grant.  In addition, 640,000 warrants were issued pursuant to clauses in the Stock Purchase Agreement dated May 4, 2012 at an exercise price of $3.75, vested immediately, and expire 3 years from the grant date.  No warrants were issued in the year ended December 31, 2013.

The following are assumptions utilized in estimation of the fair value of the warrants granted during the year ended December 31, 2012:

2012
Term	3 years
Expected volatility	136% - 148%
Risk free interest rate	0.35% - 0.57%
Dividend yield	0%

The following is a summary of such outstanding warrants for the year ended December 31, 2013:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	-	-
Outstanding and exercisable at December 31, 2013	1,542,800	$2.84	1.01	$-

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.  As of December 31, 2013, options to purchase 880,253 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On January 11, 2013, the board of directors approved the grant of 30,000 Incentive Stock Options at an exercise price of $0.60 per share.  These options vest ratably on the anniversary date over a three year period and expire 7 years from the grant date.  The weighted average grant date fair value of such options was $1.68.

On June 14, 2013, the Company had outstanding options to purchase an aggregate of 925,027 shares of common stock, of which options to purchase 300,833 shares of common stock were Hyatt Options, when the Board determined to reduce the exercise price of a total of 354,445 of the non-Hyatt Options to $0.60 per share (the closing price of the common stock on June 14, 2013 was $0.60 per share).  None of the Options subject to the exercise price reduction were Hyatt Options.

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

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the years ended December 31, 2013 and 2012:

	2013	2012
Expected term	7 years	7 years
Expected volatility	213%	214% - 225%
Risk free interest rate	1.28%	1.11% - 1.69%
Dividend yield	0%	0%

A summary of stock option activity under the Stock Option Plan for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,086,074	$2.74
Granted	30,000	0.60
Forfeited	(235,821)	2.17
Outstanding at December 31, 2013	880,253	$1.60	1.49	$-
Exercisable at December 31, 2013	495,209	$1.55	1.47	$-

The Company recorded stock-based compensation expense of $477,214 and $526,665 for the years ended December 31, 2013 and 2012, respectively.  The amounts are recorded in direct costs, operations, product development and selling, general and administrative expense in the consolidated statement of comprehensive income (loss).  The fair value of stock options that vested and became exercisable during the years ended December 31, 2013 and 2012 was $299,052 and $31,897, respectively. At December 31, 2013, there was approximately $626,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 2 years.

A summary of the activity of non-vested options under the Company’s plan for the year ended December 31, 2013 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	763,363	$2.16	$1.95
Granted	30,000	0.60	0.52
Vested	(219,502)	1.48	1.41
Forfeited	(188,817)	2.08	2.26
Non-vested at December 31, 2013	385,044	$1.34	$1.31

13.      Segment Information

Financial information for our segment as of and for the years ended December 31, 2013 and 2012, is as follows:

	Hospitality	Residential	Corporate	Totals
Year ended December 31, 2013
Revenue	$8,586,549	$861,994	$-	$9,448,543
Operating loss	(986,959)	(292,108)	(1,989,653)	(3,268,720)
Depreciation expense	(106,844)	(59,012)	(81,850)	(247,706)
Stock based compensation	-	-	(477,214)	(477,214)
Loss on asset impairment	(832,429)	-	-	(832,429)
Loss on discontinued operations	(422,503)	-	-	(422,503)
Acquisition of property and equipment	-	-	16,540	16,540
Net loss	$(1,247,632)	$(291,108)	$(2,615,076)	$(4,153,816)

Year ended December 31, 2012
Revenue	$12,088,861	$915,054	$-	$13,003,915
Operating loss	(3,944,407)	(207,473)	(1,675,564)	(5,827,444)
Depreciation expense	(357,306)	(59,012)	(81,850)	(498,168)
Stock based compensation	(184,581)	(568)	(341,516)	(526,665)
Loss on asset impairment	-	-	-	-
Loss on discontinued operations	(1,250,324)	-	-	(1,250,324)
Acquisition of property and equipment	-	-	201,480	201,480
Net loss	$(5,174,151)	$(207,473)	$(2,010,110)	$(7,391,734)

As of December 31, 2013
Total assets	$6,382,239	$223,586	$181,781	$6,787,606

As of December 31, 2012
Total assets	$11,363,514	$286,891	$205,312	$11,855,717

Financial information of geographical data by segment as of and for the years ended December 31, 2013 and 2012, is as follows:

	United States	Canada	Other Foreign	Totals
Year ended December 31, 2013
Hospitality:
Product and installation	$3,137,766	$281,528	$137,095	$3,556,389
Services	4,912,804	79,449	37,907	5,030,160
Residential:
Services	861,994	-	-	861,994
Totals	$8,912,564	$360,977	$175,002	$9,448,543

Year ended December 31, 2012
Hospitality:
Product and installation	$9,034,223	$-	$-	$9,034,223
Services	2,888,518	41,873	124,247	3,054,638
Residential:
Services	915,054	-	-	915,054
Totals	$12,837,795	$41,873	$124,247	$13,003,915

As of December 31, 2013
Total assets	$6,669,827	$-	$117,779	$6,787,606

As of December 31, 2012
Total assets	$11,222,082	$527,920	$105,715	$11,855,717

14.      Arista Communications, LLC.

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

Financial information for Arista Communications, LLC, for the years ended December 31, 2013 and the 2012 is as follows:

	2012	2012

Revenue	$76,690	$92,374

Direct Costs	(65,690)	(66,378)
Operating expense	(35,147)	(37,523)
Net loss	$(24,147)	$(11,527)

Weins’ share of the net loss is $12,074 and $5,763 for the years ended December 31, 2013 and 2012, respectively.

15.      Contingent Liabilities

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG. As of December 31, 2013 and 2012, the Company had approximately $2,100,000 (net of payments made in 2013) and $2,430,000, respectively, recorded in accounts payable in the accompanying consolidated balance sheets. TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”).  The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.   The Company intends to pursue a settlement of all claims.

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

The Company is in receipt of a letter from an attorney representing a past employee claiming retaliation and discrimination in connection with the termination of his employment seeking damages approximating $85,000.  No claim has been file with the District Court.  The Company rejects these charges and should it be served with a summons, the Company will vigorously defend its position.

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

16.      Related Party Transactions

Effective July 25, 2012, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012, Roomlinx had paid TRG $94,950 for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.  Subsequently in December 2013, Ms. Wasik assumed responsibility for the Company’s call center at which time her salary was increased to $101,400.  For the year ended December 31, 2013, Ms. Wasik was paid $88,275 as an employee of the Company.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $23,448 and $46,321 for its services for the years ended December 31, 2013 and 2012.

17.    Subsequent Event

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.

Effective February 3, 2014, the parties executed a Compromise and Settlement Agreement (the “Settlement Agreement”) in which the parties mutually agreed to all of its contents and the consideration transferred does not in any way constitute an admission of disputed facts.  Under the terms of the Settlement Agreement, the Company agrees to consideration in an amount of $106,528, such payment to consist of nineteen equal installments approximating $5,607 with the first payment due on March 15, 2014 and the final payment due on September 15, 2015.  Upon receipt of the final payment the plaintiff in the Action will take such action as necessary to dismiss the Action.  As of December 31, 2013, the consideration is recorded in accrued expenses on the consolidated balance sheet.

On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“Signal Point”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will be merged with and into Signal Point, a provider of domestic and international telecommunications services, with Signal Point continuing as the surviving entity in the merger.  Simultaneous with the effective time of the merger, the Company will affect a reverse split of its common stock utilizing a ratio resulting in the Company having 600,000 shares of common stock issued and outstanding following the reverse stock split.

The effect of the merger will result in the owners of Signal Point holding 86% of the Company’s common stock at the date of the transaction and the holders of the Company’s stock immediately prior to the transaction owning 14%.  Cenfin, LLC, a secured lender of the Company, will receive a currently undetermined number of shares to be included in the 14% ownership.  The preferred shareholders will receive payments with respect to their shares (currently undetermined) and upon execution of the merger, there will be no shares of the Company’s preferred stock outstanding.  In addition, upon merger, all outstanding options immediately prior to the transaction will be terminated.

All conditions included in the Merger Agreement must be completed (some of which require approval of the Company’s shareholders) in order for the merger to be executed.  Upon completing all conditions, the Company will receive a cash contribution from Signal Point of $1,000,000 (subject to certain use limitations) at the closing of the merger.  Upon execution, the Company will have certain obligations including an accelerated debt payment of $750,000 (see Note 7), payments to preferred stock holders, and bonus payments of approximately $500,000 to certain officers of the Company in accordance with employment agreements which will only be incurred and become due upon completion of the merger.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2013. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of December 31, 2013, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over in the fourth quarter, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. .  As of December 31, 2013, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters.  We will continue to implement appropriate processes and measures to remediate this material weakness. A search for permanent Chief Financial Officer is under way.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The Company entered into a Merger Agreement with Signal Point on March 14, 2014, pursuant to which a wholly-owned subsidiary of the Company will merge with and into Signal Point.  In the event of the consummation of the merger and the restructuring of the Company contemplated by the Merger Agreement (including a reverse split of the Company’s common stock utilizing a ratio resulting in the Company having 600,000 shares of outstanding common stock), the business operations of the Company and Signal Point will be combined, and the Company will be owned 14% by current security holders of the Company and 86% by current security holders of Signal Point.  On March 17, 2014, the Company filed a Current Report on Form 8-K and a preliminary proxy statement on Schedule 14A, each of which describes the terms of the merger and the material provisions of the Merger Agreement.  For a detailed summary of the merger with Signal Point, see the section entitled “Recent Developments” in Item 1 to this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The Board of Directors has an Audit Committee and a Compensation Committee.  During the fiscal year ended December 31, 2013, the full Board of Directors met eight times, the Audit Committee met five times and the Compensation Committee met three times. During 2013, all directors attended at least 75% of the meetings of the Board of Directors and the committees thereof on which they served.  The Company encourages each member of the Board of Directors to attend each annual meeting of stockholders.

Each member of the Audit and Compensation Committees has been determined to be independent as discussed below under Independence of Directors.  The following table sets forth the names, positions and ages of our executive officers and directors as of March 30, 2014; directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position
Michael S. Wasik	44	CEO and Chairman
Alan Fine	60	Interim Principal Accounting Officer and Interim CFO
Jason A. Baxter	36	COO
Carl R. Vertuca, Jr.	66	Director
Erin L. Lydon	44	Director

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

Independence of Directors

The Board of Directors has determined that  Carl R. Vertuca, Jr. and Erin L. Lydon are “independent” as defined in NASDAQ Marketplace Rule 4200.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the December 31, 2013 audited financial statements be included in the Company’s Annual Report on Form 10-K for 2013.

AUDIT COMMITTEE

Carl R. Vertuca, Jr.
Erin Lydon
Dated March 30, 2014

COMPENSATION COMMITTEE

The Compensation Committee is responsible for providing assistance to the Board in the discharge of its responsibilities relating to compensation and development of the Company’s Chief Executive Officer and other executive officers. In addition, the Compensation Committee reviews, adopts, terminates, amends or recommends to the Board the adoption, termination or amendment of equity-based employee plans, incentive compensation plans and employee benefit plans, as further described in the Compensation Committee Charter.  The Compensation Committee may use a compensation consultant to assist in the evaluation of Chief Executive Officer or executive officer compensation. The Compensation Committee has the sole authority to retain and terminate any compensation consultant and to approve the consultant’s fees and other retention terms.  The members on the Compensation Committee are Ms. Lydon and Mr. Vertuca.

None of the members of the Board who served on the Compensation Committee in 2013 has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by Roomlinx under the SEC’s rules requiring disclosure of certain relationships and related party transactions. In 2013, Mr. Wasik participated in all discussions regarding salaries and incentive compensation for all of our executive officers, except during discussions regarding his own salary and incentive compensation. Mr. Wasik made suggestions or recommendations during these discussions; however, all deliberations and determinations regarding the compensation of our executive officers were made solely by the Compensation Committee.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions. The Company shall provide to any person, without charge, upon request, a copy of such request. Any such request may be made by sending a written request for such code of ethics to: Roomlinx, Inc., 11101 W 120th Avenue, Suite 200, Broomfield, CO  80021, Attn: Michael S. Wasik, Chief Executive Officer.

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

Board Compensation

Employees of Roomlinx did not receive any additional compensation for serving as members of the Board or any of its committees in 2013.  At the Board meeting held on December 27, 2012, the Board determined to compensate its non-employee directors beginning in 2013, resulting in the January 1, 2013 grant of 24,000 shares of restricted stock at a fair market value of $2.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date) to three non-employee directors of the Company.  The shares vest in equal annual installments beginning on August 27, 2013 through 2015. The allocation of restricted stock granted was as follows: 6,000 shares per non-employee director, 2,000 shares per Audit Committee member and 2,000 shares to the Audit Committee chairman.  As of July 31, 2013, one of the non-employee directors resigned resulting in the forfeiture of 6,000 restricted shares of common stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  During and/or with respect to the fiscal year ended December 31, 2013, (i) Michael S. Wasik, the CEO and Chairman of the Company, filed two Form 4s reporting a total of four transactions on a timely basis, (ii) Matthew Hulsizer, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of ten transactions on a non-timely basis, and (iii) Jennifer Just, a beneficial owner of more than ten percent of the Company’s Common Stock, filed one Form 4 reporting a total of ten transactions on a non-timely basis.  Other than as disclosed in the previous sentence, to the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of registered equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal years ended December 31, 2013 and 2012, and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 and 2012, and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Based Compensation ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael S. Wasik, CEO	2013	200,000	-	-	-	-	-	-	200,000

Michael S. Wasik, CEO	2012	159,900	-	-	351,555	-	-	-	511,455

Jason A. Baxter, COO	2013	150,000	-	-	6,000	-	-	-	156,000

Robert Wagener, EVP of Sales	2013	150,000	-	-	-	-	-	-	150,000

Alan Fine, interim CFO	2013	108,000	-	-	-	-	-	-	108,000

(1)	The amounts in this column represent the aggregate stock based compensation recorded for each individual in the years ended December 31, 2013 and 2012.

Executive Employment Arrangements

Pursuant to an Employment Agreement dated as of June 5, 2009, Michael S. Wasik continues to serve as our Chief Executive Officer and Chairman of the Board of Directors.  At a Board meeting held on December 27, 2012, the Board approved an increase in Mr. Wasik’s base compensation per his Employment Agreement from $150,000 to $200,000 effective on January 1, 2013.

On August 29, 2013, the Company entered into an Amended and Restated Employment Agreement (“Restated Employment Agreement”) with Mr. Wasik.  The Restated Employment Agreement amended and restated Mr. Wasik’s employment agreement dated as of June 5, 2009, as amended. The terms of the Restated Employment Agreement is identical to the terms of his original employment agreement with the Company, as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009, as thereafter amended, except that (i) the definition of a “Sale of the Company” has been clarified to mean any transaction or related series or combination of transactions whereby, directly or indirectly, control of a majority (defined as greater than 50% of the outstanding voting capital stock of Roomlinx) of the equity interests of Roomlinx (or any direct or indirect parent of Roomlinx), or the majority of Roomlinx’s business or assets is acquired, leased or licensed by a third party in a sale or exchange of stock, merger or consolidation, sale, lease or license of assets or joint venture (regardless of whether Roomlinx has control of said joint venture or is a minority owner), including by way of an exchange or tender offer, a leveraged buyout, a recapitalization, restructuring or reorganization of Roomlinx; and (ii) in connection with a Sale of the Company, Mr. Wasik will receive a bonus payment equal to one year of Mr. Wasik’s then current base salary.

In addition, Mr. Wasik is eligible for payment of a bonus based on his performance, as, when and in an amount determined by the Compensation Committee and/or the Board of Directors.  Assuming the achievement of all relevant performance criteria and established milestones, Mr. Wasik will have a target annual bonus of at least 100% of his base salary plus an incentive stock option to purchase 100,000 shares of our Common Stock.

The Employment Agreement may be terminated at any time by either the Company or Mr. Wasik; provided, however, that in the event Mr. Wasik terminates for “Good Reason” or the Company terminates without “Cause”, each as defined in the Employment Agreement, then Mr. Wasik shall, on the fulfillment of certain conditions, be entitled to severance compensation equal to twelve (12) months’ salary.

On August 29, 2013, the Company entered into Employment Agreements (the “Agreements”) with Jason Andrew Baxter, our Chief Operating Officer, and Robert Wagener, our Executive Vice President of Sales and Marketing.  Terms of the Agreements are identical and grant a starting salary of $150,000 per year and entitle the employee to be eligible for a discretionary performance based bonus.   In addition, under the terms of the Agreements, and in connection with a sale of the Company, consistent with the definition of a “Sale of the Company” under Mr. Wasik’s Restated Employment Agreement, Mr. Baxter and Mr. Wagener will receive a bonus payment equal to one year of their then current base salary.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2013)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael S. Wasik	100,000	-	-	$2.00	11/20/16	-	$-	-	$-
Michael S. Wasik (1)	100,000	-	-	$0.60	06/05/16	-	$-	-	$-
Michael S. Wasik (1)	3,378	-	-	$0.60	04/11/17	-	$-	-	$-
Michael S. Wasik	117,500	78,333	-	$2.10	03/13/19	-	$-	-	$-
Michael S. Wasik (1)	23,600	15,733	-	$0.60	06/05/19	-	$-	-	$-
Michael S. Wasik (1)	10,000	6,667	-	$0.60	12/17/19	-	$-	-	$-
Michael S. Wasik	60,000	40,000	-	$2.00	12/26/19	-	$-	-	$-

Jason A. Baxter (1)	20,000	13,333	-	$2.10	05/09/19	-	$-	-	$-
Jason A. Baxter (1)	30,000	20,000	-	$2.10	12/17/19	-	$-	-	$-
Jason A. Baxter (1)	5,833	3,889	-	$2.00	12/26/19	-	$-	-	$-
Jason A. Baxter	10,000	10,000	-	$0.60	01/11/20	-	$-	-	$-

Robert Wagener (1)	5,000	-	-	$0.60	07/20/15	-	$-	-	$-
Robert Wagener (1)	12,000	-	-	$0.60	02/22/16	-	$-	-	$-
Robert Wagener (1)	1,688	-	-	$0.60	04/11/17	-	$-	-	$-
Robert Wagener	100,000	66,667	-	$2.10	03/13/19	-	$-	-	$-
Robert Wagener (1)	11,800	7,867	-	$0.60	06/05/19	-	$-	-	$-
Robert Wagener (1)	37,500	25,000	-	$0.60	12/26/19	-	$-	-	$-

Alan Fine	15,000	10,000	-	$2.10	03/13/19	-	$-	-	$-
Alan Fine (1)	1,967	1,311	-	$0.60	06/05/19	-	$-	-	$-
Alan Fine (1)	10,000	6,667	-	$0.60	12/26/19	-	$-	-	$-

(1)	Effective June 14, 2013, the Board of Directors determined to reduce the option exercise price to $0.60 per share, the closing price of common stock on said date.

Director Compensation Table – Fiscal Year-End December 31, 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Wasik	-	-	-	-	-	-	-
Judson Just	-	-	-	-	-	-	-
Carl R Vertuca, Jr.	-	20,000	-	-	-	-	20,000
Erin Lydon	-	16,000	-	-	-	-	16,000
Jay Coppoletta (2)	-	12,000	-	-	-	-	12,000

(1)
During 2013, the Company awarded restricted shares of common stock at a fair market value of $2.00 per share to non-employee members of the Board of Directors. The shares vest in equal installments beginning on August 27, 2013 through 2015.

(2)	As of July 31, 2013, Mr. Coppoletta resigned resulting in the forfeiture of his restricted shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of March 15, 2014, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of March 15, 2014 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND CLASS A PREFERRED STOCK

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik (1)	611,779	9.1%	0	*

Carl R. Vertuca, Jr.	3,333	*	0	*

Erin L. Lydon	2,667	*	0	*

Bob Wagener	105,720	1.6%	0	*

Jason A. Baxter	18,611	*	0	*

Alan Fine	14,645	*	0	*

Matthew Hulsizer (2)	2,315,581	31.8%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Jennifer Just (3)	2,317,081	31.8%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Verition Multi-Strategy Master Fund Ltd. (4)	694,793	10.7%	0	*
c/o Maples Corporate Services Limited
PO Box 309, Ugland House
Grand Cayman, KY1-1104
Cayman Islands

Lewis Opportunity Fund (5)	604,379	9.4%	0	*
c/o Lewis Asset Management
500 5th Avenue - Suite 2240
New York, New York 10111

All executive officers and directors	756,755	11.1%	0	*
(6 persons)

* less than 1%

(1)
Includes (i) 291,100 outstanding shares owned by Mr. Wasik, (ii) options to purchase 100,000 shares at $2.00 per share which expire on November 20, 2013, (iii) options to purchase 100,000 shares at $0.60 per share which expire on June 5, 2016, (iv) options to purchase 3,378 shares at $0.60 per share which expire on April 12, 2017 (v) options to purchase 78,334 shares at $2.10 per share which expire on April 14, 2019, (vi) options to purchase 15,734 shares at $0.60 per share which expire on June 6, 2019, (vii) options to purchase 3,333 shares at $0.60 which expire December 18, 2019, and (viii) options to purchase 20,000 shares at $2.00 which expire December 27, 2019.  Does not include (i) options to purchase 39,166 shares at $2.10 per share which vest on March 14, 2015, subject to certain performance metrics determined by the Board of Directors relating to the rollout of Roomlinx’s iTV system in Hyatt hotel rooms, (iii) options to purchase 7,866 shares at $0.60 per share which vest on June 6, 2015, and expire on June 6, 2019, (iv) options to purchase 6,667 shares at $0.60 per share which vest equally on December 18, 2014 and 2015, and expire on December 18, 2019 and (v) options to purchase 40,000 shares at $2.10 per share which vest equally on December 27, 2014 and 2015, and expire on December 27, 2019.  Mr. Wasik disclaims beneficial ownership of 9,000 options granted to his wife as follows: (i) options to purchase 5,000 shares at $0.60 which vest equally on December 18, 2013, 2014 and 2015, and expire on December 18, 2019 and (ii) options to purchase 4,000 shares at $0.60 which vest equally on December 27, 2013, 2014 and 2015.

75

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

(4)
Includes (i) 410,518 shares owned by Verition Multi Strategy Master Fund Ltd. (the “Fund”), (ii) 164,695 shares owned by Wilmot Advisors LLC, and (iii) 53,180 shares owned by Ricky Soloman, (iv) warrants owned by Verition expiring on May 3, 2015 to purchase 50,000 shares of common stock at $3.75 per share, and (v) warrants owned by Ricky Soloman expiring on May 3, 2015 to purchase 15,000 shares of common stock at $3.75 per share.  Verition serves as the investment manager to the Fund and in such capacity may be deemed to have voting and dispositive power over the shares held for the Fund.  Nicholas Maounis is the managing partner of Verition and Ricky Soloman is the managing partner of Wilmot.

(5)	Includes (i) 616,551 shares owned by Lewis Opportunity Fund and (ii) 57,894 shares owned by Lewis Opportunity Fund LP.

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

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2013).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

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

During the year ended December 31, 2013, the Company made interest payments of $256,942 to Cenfin.

Effective July 25, 2012, Roomlinx entered into a consulting arrangement for marketing services with TRG, Inc., an entity owned by Michael S. Wasik, the CEO and Chairman of Roomlinx.  The marketing services were to be performed by Chris Wasik, the wife of Mr. Wasik.  As of December 31, 2012, Roomlinx had paid TRG $94,950 for services performed in accordance with said arrangement.  At the beginning of December 2012, Chris Wasik became an employee of Roomlinx as its Director of Marketing with a salary of $85,000 per annum, effectively severing the consulting arrangement with TRG.  Subsequently in December 2013, Ms. Wasik assumed responsibility for the Company’s call center at which time her salary was increased to $101,400.  For the year ended December 31, 2013, Ms. Wasik was paid $88,275 as an employee of the Company.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $23,448 and $46,321 for its services for the years ended December 31, 2013 and 2012, respectively.

Other than as set forth above, there were no related party transactions in 2013 and none are currently contemplated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND RELATED FEES, TAX FEES AND ALL OTHER FEES

For the years ended December 31, 2013 and 2012, the Company incurred accounting fees for services as follows:

	2013	2012
Audit fees (1)	$105,560	$70,000
Audit related fees (2)	26,000	41,865
Tax fees	16,000	15,575
Other fees	-	-
	$147,560	$127,440

(1) 2012 audit fees include $5,000 to a prior auditor, pursuant to their consent
(2) 2012 audit related fees include $6,000 to a prior auditor, pursuant to their consents

Audit related fees performed by GHP Horwath, P.C. in 2013 and 2012, include the review of the quarterly consolidated financial statements of Roomlinx, Inc. and Forms 10-Q related thereto, consent procedures and the review of additional filings with the Securities and Exchange Commission including Form S-1 and Form 8-K, as appropriate.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before GHP Horwath, P.C. was engaged by the Company for the 2013 audit, GHP Horwath, P.C.’s engagement and engagement letter were approved by the Company’s Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed with this report or incorporated by reference:

2.1
Agreement and Plan of Merger, dated as of March 14, 2014, by and among Roomlinx, Inc., Signal Point Holdings Corp. and Roomlinx Merger Corp., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2014.*

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

79

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

10.23
Fourth Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated as of May 3, 2013, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 13, 2013.

10.24
Amended and Restated Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 4, 2013.

80

10.25
Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Jason Andrew Baxter, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 4, 2013.

10.26
Employment Agreement, dated as of August 29, 2013, between Roomlinx, Inc. and Robert Wagener, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.27
Form of Indemnification Agreement between Roomlinx, Inc. and each of Alan Fine, Jason Andrew Baxter and Robert Wagener, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013.

10.28
Form of Escrow Agreement, by and among Roomlinx, Inc., Signal Point Holdings Corp., Signal Point Corp. and Signal Share, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2014.

10.29
Form of Transitional Services Agreement, by and among Roomlinx, Inc., Signal Point Holdings Corp. Signal Point Corp., Signal Share, Inc. and Cardinal Broadband, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 17, 2014.

** 21.1	Subsidiaries of the Registrant.

** 31.1 Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2 Certification of the interim chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.1 Certification of the chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
The exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A list of exhibits and schedules is set forth in the Agreement and Plan of Merger. The Company will furnish a copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request.

**   Filed herewith

81

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Alan Fine
Alan Fine
Interim Chief Financial Officer
and Interim Principal Accounting Officer

By:	/s/ Carl R. Vertuca, Jr.
Carl R. Vertuca, Jr.
Director

By:	/s/ Erin L. Lydon
Erin L. Lydon
Director

Date:	March 31, 2014

82