Form 10-Q
period 2014-06-30
ROOMLINX INC
filed 2014-08-14
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

The number of shares outstanding of the Issuer’s common stock as of August 13, 2014, was 6,411,413.

ROOMLINX, INC.

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,863,005	$2,125,655
Accounts receivable, net	877,388	1,241,459
Leases receivable, current portion	650,601	764,879
Prepaid and other current assets	150,637	87,303
Inventory, net	1,474,649	1,434,337
Total current assets	5,016,280	5,653,633

Property and equipment, net	210,942	317,486
Leases receivable, non-current	500,696	816,487
Total assets	$5,727,918	$6,787,606

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, current portion	$124,000	$464,000
Accounts payable	3,876,701	3,970,034
Accrued expenses and other current liabilities	459,236	512,683
Customer deposits	1,261,874	1,295,450
Notes payable and other obligations, current portion	22,255	23,374
Unearned income, current portion	73,178	59,344
Deferred revenue, current portion	310,131	274,862
Total current liabilities	6,127,375	6,599,747

Deferred revenue, less current portion	206,308	251,595
Notes payable and other obligations, less current portion	13,047	23,449
Unearned income, less current portion	29,577	103,268
Line of credit, net of discount, less current portion	4,056,216	3,885,203

Total liabilities	10,432,523	10,863,262

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation preference of $144,000 at June 30, 2014 and December 31, 2013)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,411,413 shares issued and outstanding at June 30, 2014 and December 31, 2013	6,411	6,411
Additional paid-in capital	37,681,771	37,460,577
Accumulated deficit	(42,554,302)	(41,713,638)
Accumulated other comprehensive loss	(23,403)	(18,976)
Total Roomlinx, Inc. shareholders’ deficit	(4,745,523)	(4,121,626)
Non-controlling interest	40,918	45,970
Total deficit	(4,704,605)	(4,075,656)
Total liabilities and deficit	$5,727,918	$6,787,606

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the three and six months ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Hospitality:
Product and installation	$396,187	$932,265	$517,418	$1,474,822
Services	1,314,181	1,193,706	2,634,833	2,445,996
Residential:
Services	186,044	217,839	374,318	435,317
Total	1,896,412	2,343,810	3,526,569	4,356,135

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,041,864	1,557,883	1,945,026	3,021,655
Residential	141,292	164,792	289,947	334,280
Operating expenses:
Operations	250,729	271,665	502,942	796,230
Product development	135,295	195,257	279,687	473,549
Selling, general and administrative	485,219	674,293	1,030,248	1,414,734
Depreciation	51,189	64,436	116,544	128,853
	2,105,588	2,928,326	4,164,394	6,169,301
Operating loss	(209,176)	(584,516)	(637,825)	(1,813,166)

Non-operating income (expense):
Interest expense	(146,326)	(144,064)	(298,758)	(297,757)
Interest income	28,112	48,234	60,547	100,960
Gain on settlement of liabilities	67,709	-	76,977	-
	(50,505)	(95,830)	(161,234)	(196,797)

Net loss from continuing operations	(259,681)	(680,346)	(799,059)	(2,009,963)

Discontinued operations:
Loss from discontinued operations	(46,657)	(38,744)	(46,657)	(107,686)

Net loss	(306,338)	(719,090)	(845,716)	(2,117,649)

Less: net loss attributable to the non-controlling interest	2,878	2,016	5,052	5,435

Net loss attributable to the Company	(303,460)	(717,074)	(840,664)	(2,112,214)

Other comprehensive (loss) income:
Currency translation (loss) gain	(5,635)	20,747	(4,427)	12,750

Comprehensive loss	(309,095)	(696,327)	(845,091)	(2,099,464)

Comprehensive loss attributable to the non-controlling interest	-	-	-	-

Comprehensive loss attributable to the Company	$(309,095)	$(696,327)	$(845,091)	$(2,099,464)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.11)	$(0.13)	$(0.33)

Loss attributable to continuing operations per common share
Basic and diluted	$(0.04)	$(0.11)	$(0.12)	$(0.31)

Loss attributable to discontinued operations per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	6,411,413	6,405,413	6,411,413	6,405,413

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
for the six months ended June 30, 2014
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders’
	Shares	$0.20	Shares	$0.001	Capital	Income (Loss)	(Deficit)	Interest	(Deficit) Equity
Balances, January 1, 2014	720,000	$144,000	6,411,413	$6,411	$37,460,577	$(18,976)	$(41,713,638)	$45,970	$(4,075,656)

Stock based compensation					221,194				221,194
Comprehensive income loss:
Net loss							(840,664)	(5,052)	(845,716)
Translation loss						(4,427)			(4,427)

Balances, June 30, 2014	720,000	$144,000	6,411,413	$6,411	$37,681,771	$(23,403)	$(42,554,302)	$40,918	$(4,704,605)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2014 and 2013
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(845,716)	$(2,117,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116,544	128,853
Amortization of debt discount	171,013	171,013
Stock-based compensation	221,194	237,029
Compensation cost related to restricted stock issuances	5,918	12,000
Provision for uncollectable accounts and leases receivable	31,649	102,254
Loss on discontinued operations	46,657	107,686
Gain on settlement of liabilities	76,977	-
Change in operating assets and liabilities:
Accounts receivable	332,422	74,184
Prepaid and other current assets	(63,334)	(13,837)
Inventory	(40,312)	(150,752)
Accounts payable and other liabilities	(276,332)	(1,113,652)
Customer deposits	(33,576)	(1,800)
Unearned income	(59,857)	(132,086)
Deferred revenue	(10,018)	801,908
Total adjustments	518,945	222,800
Net cash used in operating activities:	(326,771)	(1,894,849)

Cash flows from investing activities:
Payments received on leases receivable	430,069	469,822
Purchase of property and equipment	(10,000)	(16,540)
Net cash provided by investing activities:	420,069	453,282

Cash flows from financing activities:
Payments on line of credit	(340,000)	-
Payments on capital lease	(4,994)	(5,500)
Payments on notes payable	(6,527)	(7,235)
Net cash used in financing activities	(351,521)	(12,735)

Effects of foreign currency translation	(4,427)	12,750

Net decrease in cash and equivalents	(262,650)	(1,441,552)
Cash and equivalents at beginning of period	2,125,655	3,211,182
Cash and equivalents at end of period	$1,863,005	$1,769,630

Supplemental cash flow information:
Cash paid for interest	$129,053	$66,445

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

Going Concern and Management Plans:    The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2014, the Company had approximate balances of cash and cash equivalents of $1,863,000, working capital deficit of $1,111,000, total deficit of $4,705,000 and accumulated deficit of $42,554,000.  To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations.  As of June 30, 2014, the Company has available approximately $19,800,000 under its line of credit, however, as described below, any borrowings under the line of credit could be limited.

As described in Note 5, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin.  Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender, and there are no assurances that the lender will permit the Company to borrow under the line of credit.  In addition, in March 2014, the Company entered into a merger agreement with a company in a similar industry (see note 10).  Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan.  Accordingly, the Company’s cash balance has remained relatively constant through the twelve months ended June 30, 2014.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivable are stated at the amount billed to the customer.  Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.  The assessment and related estimate are based on current credit-worthiness and payment history.  As of June 30, 2014 and December 31, 2013, the Company recorded an allowance of approximately $150,000 and $181,000, respectively.

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

Accounts Receivable:  At June 30, 2014 and December 31, 2013, Hyatt Corporation-controlled properties represented 56% and 30%, respectively of accounts receivable, and other Hyatt properties in the aggregate represented 29% and 23%, respectively, of accounts receivable.

Revenue:  During the three months ended June 30, 2014 and 2013, Hyatt Corporation-controlled properties contributed 35% and 21%, respectively, and other Hyatt properties in the aggregate contributed 33% and 68%, respectively, of Roomlinx’s US Hospitality revenue.

During the six months ended June 30, 2014 and 2013, Hyatt Corporation-controlled properties contributed 38% and 28%, respectively, and other Hyatt properties in the aggregate contributed 31% and 54%, respectively, of Roomlinx’s US Hospitality revenue.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013.

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

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States and Foreign.  As of June 30, 2014 and 2013, Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings (Loss) Per Share:    The Company computes earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options, restricted stock and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options, restricted stock and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,257,553 and 2,470,100 shares as of June 30, 2014 and 2013, respectively) would be to decrease the net loss per share.

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

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

2.   Leases Receivable

As of June 30, 2014, the Company had $1,151,297 in leases receivables compared to $1,581,366 at December 31, 2013.  During the six months ended June 30, 2014 and 2013 the Company received payments of $430,069 and $469,822, respectively.  These leases have terms of 60 months and an average interest rate of 9.5%.    The Company did not enter into any new leases in the six months ended June 30, 2014 and 2013.

Future minimum receipts on lease receivables are as follows:

Twelve Months ended June 30,	Minimum Receipts
2015	$650,601
2016	369,199
2017	126,707
2018	4,790
$1,151,297

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

The Company performs an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of June 30, 2014 and December 31, 2013, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Inventory balances as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
Raw materials	$1,378,060	$1,399,444
Work in process	216,589	154,893
	1,594,649	1,554,337
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$1,474,649	$1,434,337

4.    Notes Payable

The Company has a note payable with a principal balance of $25,880 and $31,261 at June 30, 2014 and December 31, 2013, respectively.  This note bears interest at 11%, and expires August 1, 2016.  Monthly principal and interest payments total $1,163.

5.     Line of Credit

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company. The Credit Agreement permits us to borrow up to $25 million until June 5, 2017. On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty. Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at June 30, 2014). The Credit Agreement is collateralized by substantially all of our assets, and requires the Company to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $4,836,000 at June 30, 2014 and $5,176,000 at December 31, 2013. These advances will be repaid at various dates between 2014 and 2017. A total of $19,800,000 is available for future borrowings, subject to the terms of the amended agreement. Interest expense of $131,884 and $122,708, exclusive of accretion of the debt discount of $171,013, was recorded for the six months ended June 30, 2014 and 2013.  The unamortized balance of the debt discount was $655,784 and $826,797 at June 30, 2014 and December 31, 2013, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of June 30, 2014) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000. The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Future minimum payments against the line of credit are as follows:

Twelve Months ended June 30,	Minimum Payments
2015	$124,000
2016	1,942,000
2017	2,770,000
$4,836,000

As described in Note 10, the Company has entered into a merger agreement.  The Company expects, upon consummation of the merger, to make an accelerated payment of $750,000 to the debt holder.  In addition, all payments beginning in December 2014 will be adjusted on a pro-rata basis for the accelerated payment.

6.     Commitments and Contingencies

Operating Leases:    On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  Effective November 29, 2013, the parties executed a First Amendment wherein the landlord granted the Company a deferred rent period (commencing on July 1, 2013 and ending on July 31, 2014) reducing the base and additional monthly rent to $7,000, thereby deferring approximately $13,700 per month or $178,100, with such amount payable at the end of the deferred rent period, pursuant to which at June 30, 2014 approximately $198,500 was recorded in accounts payable in the accompanying consolidated balance sheet.  Whereas such payment was not made on July 1, 2014, the Company is in default and is negotiating with the landlord an extension of the deferral period.

The Company had a deferred rent liability (exclusive of that recorded in accounts payable) of $35,067 and $46,820 included in other liabilities (current and non-current) as of June 30, 2014 and December 31, 2013, respectively.  The Company’s future minimum lease payments are as follows:  $151,210 and $38,021 for the twelve months ending June 30, 2014 and 2015, respectively.

Capital Lease Obligations:  The Company has a capital lease arrangement related to the acquisition of software.  These arrangements are collateralized by the software and expire in March 2015 with future minimum lease payments totaling $9,907, for the twelve month periods ended June 30, 2015.

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

CHL properties include hotels in Canada and the Caribbean providing VOD.  Under ASC 205-20-45-1, the elimination of operations result in the presentation of a loss from discontinued operations in the consolidated statements of comprehensive loss for the three months ended June 30, 2014 and 2013.

The statement of comprehensive loss related to the asset group serviced by CHL for the three months ended June 30, 2014 and 2013 are as follows.

	Three months ended June 30, 2014	Three months ended June 30, 2013

Hospitality services revenue	$-	$101,992

Direct costs (exclusive of operating expenses and depreciation shown separately below:	-	92,630
Selling, general and administrative	46,657	20,435
Depreciation	-	27,671
	46,657	140,736

Net loss on discontinued operations	$(46,657)	$(38,744)

	Six months ended June 30, 2014	Six months ended June 30, 2013

Hospitality services revenue	$-	$214,731

Direct costs (exclusive of operating expenses and depreciation shown separately below:	-	239,341
Selling, general and administrative	46,657	27,733
Depreciation	-	55,343
	46,657	322,417

Net loss on discontinued operations	$(46,657)	$(107,686)

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

All conditions included in the Master Agreement must be completed in order for the merger to be executed. Signal Point is in the process of completing certain documents, including preparation of audited financial statements of Signal Point. The Company will then be in a position to complete its disclosure documents in order to obtain shareholder approval of the merger transaction. Upon completing all conditions, the Company will receive a cash contribution from Signal Point of $1,000,000 (subject to certain use limitations) at the closing of the merger.  Upon execution, the Company will have certain obligations including an accelerated debt payment of $750,000 (see Note 5), payments to preferred stock holders, and bonus payments of approximately $500,000 to certain officers of the Company in accordance with employment agreements which will only be incurred and become due upon completion of the merger.

Notwithstanding the effects of Merger Agreement, as of June 30, 2014, the Company’s equity consists of the following:

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of June 30, 2014 and December 31, 2013 there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A dividends accumulated and unpaid as of June 30, 2014 and December 31, 2013, were $204,600 and $198,120, respectively; these dividends are not included in accrued expenses.

On April 1, 2014, the Company entered into Redemption Agreements (the “Redemption Agreements”) with four holders (each, a “Holder”) of shares of Class A Preferred Stock of the Company (“Preferred Shares”). Pursuant to each Redemption Agreement, the Company agreed to purchase the Preferred Shares owned by the relevant Holder for a purchase price per Preferred Share equal to (i) $0.175 plus (ii) one-half (1/2) of a share of common stock of the Company, immediately prior to, but subject to the consummation of, the merger contemplated by the Agreement and Plan of Merger dated March 14, 2014.

The aggregate number of Preferred Shares that the Company agreed to purchase pursuant to the Redemption Agreements equals 432,500 Preferred Shares, representing approximately 60% of the total Preferred Shares of the Company.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of June 30, 2014 and December 31, 2013, there were 6,411,413 shares of common stock issued and outstanding.

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

As of June 30, 2014 and 2013, the Company had 12,000 and 24,000 restricted shares of common stock outstanding.  During the six months ended June 30, 2014 and 2013, the Company recognized non-employee director compensation cost of $5,918 and $12,000, respectively, recorded in selling, general and administrative expenses in the consolidated statement of comprehensive loss and in accrued expenses in the accompanying balance sheet.

Warrants:

As of June 30, 2014 December 31, 2013 the Company had 1,365,300 and 1,542,800, respectively in connection with the line of credit (see Note 5) respectively.  No warrants were issued in the six months ended June 30, 2014 or 2013.

The following is a summary of such outstanding warrants for the six month period ended June 30, 2014:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	(177,500)	2.00
Outstanding and exercisable at June 30, 2014	1,365,300	$2.94	0.61	$-

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of June 30, 2014, options to purchase 880,253 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the six month period ended June 30, 2013:

2013
Expected term	7 years
Expected volatility	213%
Risk free interest rate	1.28%
Dividend yield	0%

A summary of stock option activity under the Stock Option Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	880,253	$1.60
Granted	-	-
Forfeited	-	-
Outstanding at June 30, 2014	880,253	$1.60	0.64	$-
Exercisable at June 30, 2014	613,062	$1.75	0.43	$-

The Company recorded stock-based compensation expense of $221,194 and $237,029 for the six month periods ended June 30, 2014 and 2013, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of comprehensive loss. The fair value of stock options that vested and became exercisable during the six months ended June 30, 2014 and 2013 was $205,718 and $334,618 respectively.  At June 30, 2014, there was approximately $409,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the six months ended June 30, 2014 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	385,044	$1.34	$1.31
Vested	(117,853)	1.84	1.73
Non-vested at June 30, 2014	267,191	$1.17	$1.05

9.      Segment Information

Financial information of geographical data by segment as of and for the three and six months ended June 30, 2014 and 2013, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended June 30, 2014
Revenue	$1,710,368	$186,044	$-	$1,896,412
Operating loss	$43,962	$(84,171)	$(168,967)	$(209,176)
Net loss from continuing operations	$78,964	$(84,171)	$(254,474)	$(259,681)
Loss from discontinued operations	$(46,657)	$-	$-	$(46,657)
Net loss	$32,307	$(84,171)	$(254,474)	$(306,338)

Three months ended June 30, 2013
Revenue	$2,125,971	$217,839	$-	$2,343,810
Operating loss	$(330,470)	$17,391	$(271,437)	$(584,516)
Net loss from continuing operations	$(426,300)	$17,391	$(271,437)	$(680,346)
Loss from discontinued operations	$(38,744)	$-	$-	$(38,744)
Net loss	$(465,044)	$17,391	$(271,437)	$(719,090)

Six months ended June 30, 2014
Revenue	$3,152,251	$374,318	$-	$3,526,569
Operating loss	$(37,726)	$(191,463)	$(408,636)	$(637,825)
Net loss from continuing operations	$(27,858)	$(191,463)	$(579,738)	$(799,059)
Loss from discontinued operations	$(46,657)	$-	$-	$(46,657)
Net loss	$(74,515)	$(191,463)	$(579,738)	$(845,716)

Six months ended June 30, 2013
Revenue	$3,920,818	$435,317	$-	$4,356,135
Operating loss	$(1,081,974)	$(83,052)	$(648,140)	$(1,813,166)
Net loss from continuing operations	$(1,278,771)	$(83,052)	$(648,140)	$(2,009,963)
Loss from discontinued operations	$(107,686)	$-	$-	$(107,686)
Net loss	$(1,386,457)	$(83,052)	$(648,140)	$(2,117,649)

As of June 30, 2014
Total assets	$5,469,553	$160,644	$97,721	$5,727,918

Financial information of geographical data by segment as of and for the three and six months ended June 30, 2014 and 2013, is as follows:

	United States	Foreign	Totals
Three months ended June 30, 2014
Hospitality:
Product and installation	$396,187	$-	$396,187
Services	$1,301,483	$12,698	$1,314,181
Residential:
Services	$186,044	-	$186,044
Totals	$1,883,714	$12,698	$1,896,412

Three months ended June 30, 2013
Hospitality:
Product and installation	$795,170	$137,095	$932,265
Services	$1,165,889	$27,817	$1,193,706
Residential:
Services	$217,839	-	$217,839
Totals	$2,178,898	$164,912	$2,343,810

Six months ended June 30, 2014
Hospitality:
Product and installation	$517,418	$-	$517,418
Services	$2,608,383	$26,450	$2,634,833
Residential:
Services	$374,318	-	$374,318
Totals	$3,500,119	$26,450	$3,526,569

Six months ended June 30, 2013
Hospitality:
Product and installation	$1,337,728	$137,095	$1,474,822
Services	$2,374,989	$71,006	$2,445,996
Residential:
Services	$435,317	-	$435,317
Totals	$4,148,034	$208,101	$4,356,135

As of June 30, 2014
Total assets	$5,717,689	$10,229	$5,727,918

10.      Plan of Merger

On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“Signal Point”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will be merged with and into Signal Point, a provider of domestic and international telecommunications services, with Signal Point continuing as the surviving entity in the merger.  Simultaneous with the effective time of the merger, the Company will affect a reverse split of its common stock (the “Reverse Stock Split”) utilizing a ratio resulting in the Company having 600,000 shares of common stock issued and outstanding following the Reverse Stock Split.

11.      Contingent Liabilities

Assuming the consummation of the merger with Signal Point, see note 10, under the terms of executive employment contracts, the Company will be required to provide bonus compensation totaling $500,000 to its Chief Executive Officer, Chief Operating Officer and Executive Vice President of Sales.  During the three months ended June 30, 2014, the Board of Directors approved a plan of mutual agreement with these executives that permitted them to take personal time off in excess of Company policy, such time to be a direct reduction of their individual bonus compensation based upon each executive’s equivalent hourly rate.

The Company determined to pay certain employees retention bonuses totaling $30,000 upon the consummation of the merger with Signal Point , see note 10, the terms of which require these individuals to be an employee of the Company as of the consummation of the merger.  In addition, the Company extended such employees the opportunity to take personal time off in excess of Company policy, such time to be a direct reduction of their individual retention bonus based upon each employee’s equivalent hourly rate.

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  As of June 30, 2014 and December 31, 2013, the Company has approximately $2,100,000 (net of payments made) recorded in accounts payable in the accompanying consolidated balance sheets.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”).  The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013.   The Company intends to pursue a settlement of all claims.
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

The Company has been named in a Civil Action in the United States Court for the District of Colorado by a former employee who alleges retaliation and discrimination pursuant to his termination of employment, for which he is seeking damages approximating $85,000.  Concomitant with the legal process, the parties are actively negotiating a settlement of the plaintiff’s claims.

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company has accrued for this liability on its financial statements but believes that it has meritorious defenses and counterclaims with respect to the Arrow action, and intends to pursue a settlement of all claims in such action.

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

Recent Financial Developments

Merger Agreement:

On March 14, 2014, the Company entered into the Merger Agreement with Signal Point and the Merger Subsidiary.

Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will be merged with and into Signal Point, a provider of domestic and international telecommunications services, with Signal Point continuing as the surviving entity in the Merger as a wholly-owned subsidiary of the Company.

Simultaneous with the effective time of the Merger (the “Effective Time), the Company will effect the Reverse Stock Split of with respect  to its common stock utilizing a ratio resulting in the Company having 600,000 shares of common stock issued and outstanding following the Reverse Stock Split.

At the Effective Time, pursuant to the terms and subject to the conditions set forth in the Merger Agreement:

●
all shares of Signal Point common stock issued and outstanding immediately prior to the Effective Time will be exchanged for an aggregate of 120,000,000 restricted shares of common stock of the Company, and the holders of Signal Point common stock immediately prior to the Effective Time will, when taken together with shares of Company common stock (i) issuable at the Effective Time to The Robert DePalo Special Opportunity Fund, LLC upon conversion of approximately $3,200,000 of indebtedness at $1.20 per share of Signal Point (or approximately 2,666,667 shares) and (ii) issuable pursuant to any equity offering consummated by any party to the Merger Agreement prior to the Effective Time, hold shares of Company common stock representing in the aggregate eighty-six percent (86%) of the outstanding shares of the Company’s common stock immediately following the Effective Time (as defined below);

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

22

●
holders of the existing preferred stock of the Company will receive payments and common stock with respect to such shares, the Company’s preferred stock will be cancelled and there will be no existing shares of the Company’s preferred stock outstanding following the Merger, except as described above; the total commitment for the preferred shares will be cash of approximately $214, 000 and 215,000 shares of common stock.  The Company expects to fund this obligation from its current cash holdings; and

●	all outstanding options to purchase Company capital stock issued under the Company’s Stock Option Plan will terminate in accordance with the terms thereof.

Also, at the closing of the Merger, Signal Point will make a cash contribution to the Company in an amount equal to One Million Dollars ($1,000,000) (subject to certain limitations regarding the use thereof).

Simultaneously with the Merger, upon the terms and conditions set forth in the Merger Agreement, the Company will (i) change its name from “Roomlinx, Inc.” to “Signal Share, Inc.”, (ii) amend and restate its articles of incorporation to substantially conform to the certificate of incorporation currently in effect for Signal Point, (iii) assume certain obligations of Signal Point, and (iv) transfer substantially all of its assets (excluding shares of Cardinal Broadband owned by the Company which will be placed in escrow at closing pending receipt of certain regulatory approvals) and liabilities into a newly-formed, wholly-owned subsidiary named “SignalShare Hospitality, Inc.” (Roomlinx Sub”).

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

In December 2012, Roomlinx and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met, including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for Roomlinx’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of June 30, 2014 and December 31, 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,262,000 and $1,295,000, respectively.

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

Recently issued and adopted accounting pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

RESULTS OF OPERATIONS

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of June 30, 2014 the Company was servicing approximately 63,000 RGUs within the hospitality sector representing a net decrease of 600 RGUs or 1%, within the hospitality sector over the twelve months ended June 30, 2014, and 16 residential communities and small businesses, representing an additional 3,200 RGUs.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see note 7 of the financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.  Under ASC 360-10, the consolidated comprehensive statement of loss for the three and six months ended June 30, 2013 has been reclassified to be consistent with the presentation for the three and six months ended June 30, 2014.

Our revenues for the three months ended June 30, 2014 and 2013 were $1,896,412 and $2,343,810 respectively, a decrease of $447,398 or 19%, reflecting an increase in hospitality recurring service revenue of approximately $120,000, or 10%, a decrease in product and installation revenue of approximately $536,000 of 58%, and a decrease in residential recurring revenue of approximately $32,000, or 15%.  The increase in hospitality recurring revenue was attributable to the increase in higher recurring revenue installs over the twelve months ended June 30, 2014.  We believe the decline in residential recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the three months ended June 30, 2014 and 2013 were $1,183,156 and $1,722,675 respectively, a decrease of $539,519 or 31%.  Direct costs of hospitality decreased approximately $516,000 or 33%, primarily related to the reduction in the installation of equipment. Direct costs of residential services had a net decrease of approximately $24,000.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States and Foreign.  As of June 30, 2014 and 2013, Foreign included Canada, Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.  Effective December 20, 2013, substantially all Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in note 7 of the financial statements.

United States: US hospitality revenue for the three months ended June 30, 2014 and 2013 was $1,697,670 and $1,961,059 respectively, a decrease of $263,389 or 13%. This decrease consists of a decrease in installation revenue of approximately $399,000 or 50%, offset by an increase in recurring service revenue of approximately $136,000, or 12%.

Foreign: Foreign hospitality revenue for the three months ended June 30, 2014 and 2013 was $12,698 and $164,912, respectively, a decrease of $152,214 or 92%.  This decrease is primarily due to approximately $137,000 of installation revenue in 2013 compared to none in 2014.  The remaining decrease is attributable to the cancelation of service contracts related to VOD revenues which the Company determined were no longer profitable.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the three months ended June 30, 2014 and 2013 was $186,044 and $217,839 respectively, a decrease of $31,795 or 15%. We believe the decline in recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Operational Expenses

Total operating expense for the three months ended June 30, 2014 and 2013 was $922,432 and $1,205,651, a decrease of $283,219 or 23%.  This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 9% decrease in personnel, reducing payroll and related costs approximately $240,000, and a net decline in various operating expenses of approximately $6,000.

Our operations department expense decreased $20,936, or 8%, to $250,729 in the three months ended June 30, 2014 compared to the same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $26,000 and an increase of approximately $5,000 in various operating costs.

Our product development department expense decreased $59,962, or 31%, to $135,295 in the three months ended June 30, 2014 compared to same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $64,000 and an increase of approximately $4,000 in various operating costs.

Our selling, general and administrative expenses decreased $189,074 or 28% to $485,219 in the three months ended June 30, 2014 compared to the same period in 2013.  This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $150,000, (ii) professional fees decreased $42,000, and (iii) marketing costs decreased $23,000; offset by an increase in bad debt expense of $59,000.

Depreciation expense for the three months ended June 30, 2014 and 2013 was $51,189 and $64,436 respectively.

Our operating loss for the three months ended June 30, 2014 and 2013 was $209,176 and $584,516 respectively, a decrease of $375,340 or 64%.  This decrease is primarily attributable to cost savings achieved through the Company’s 2013 cost reduction and containment program.  For the three months ended June 30, 2014 and 2013, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs, decreased 24% as a percentage of recurring revenue to 58% in 2014 compared to 81% in 2013.

Non-Operating

For the three months ended June 30, 2014 and 2013, our non-operating income was $95,821 and $48,234 respectively.  The increase of $47,587 is primarily due to a gain recorded on the settlement of previously recorded liabilities and a decline in interest income earned on lease receivables as a result of (i) less properties under lease as of June 30, 2014 as compared to June 30, 2013 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the three months ended June 30, 2014 and 2013 were $146,326 and $144,064 respectively, an increase of $2,262.  Non-operating expenses are primarily interest expense and the fluctuation is attributable to the maturity of various notes and capital lease obligations in 2013.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013.  Under ASC 360-10, the consolidated statements of comprehensive income have been reclassified for the three months ended June 30, 2014 and 2013, to identify a loss on discontinued operations of $46,657 and $38,744 respectively.

For the three months ended June 30, 2014, we reported a net loss of $306,338, compared to a net loss of $719,090 for the three months ended June 30, 2013, a reduction of net loss of $412,752, or 57%.  This decrease is primarily attributable to cost savings achieved through the Company’s 2013 cost reduction and containment program as discussed under Operational Expenses above and the elimination of the increased loss from discontinued operations approximating $8,000.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see note 7 of the financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.  Under ASC 360-10, the consolidated comprehensive statement of loss for the six months ended June 30, 2013 has been reclassified to be consistent with the presentation for the six months ended June 30, 2014.

Our revenues for the six months ended June 30, 2014 and 2013 were $3,526,569 and $4,356,135 respectively, a decrease of $829,566 or 19%, reflecting an increase in hospitality recurring service revenue of approximately $189,000, or 8%, a decrease in product and installation revenue of approximately $957,000, or 65%, and a decrease in residential recurring revenue of approximately $61,000, or 14%.  The increase in hospitality recurring revenue was attributable to the increase in higher recurring revenue installs over the twelve months ended June 30, 2014.  We believe the decline in residential recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the six months ended June 30, 2014 and 2013 were $2,234,973 and $3,355,935 respectively, a decrease of $1,120,962 or 33%.  Direct costs of hospitality decreased approximately $1,080,000 or 36%, primarily related to the reduction in the installation of equipment. Direct costs of residential had a net decrease of approximately $44,000.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States and Foreign.  As of June 30, 2014 and 2013, Foreign included Canada, Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.  Effective December 20, 2013, substantially all Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in note 7 of the financial statements.

United States: US hospitality revenue for the six months ended June 30, 2014 and 2013 was $3,125,801 and $3,712,717 respectively, a decrease of $586,916 or 16%. This decrease consists of a decrease in installation revenue of approximately $820,000 or 61%, offset by an increase in recurring service revenue of approximately $233,000, or 10%.

Foreign: Foreign hospitality revenue for the six months ended June 30, 2014 and 2013 was $26,450 and $208,101, respectively, a decrease of $181,651 or 87%.  This decrease is primarily due to approximately $137,000 of installation revenue in 2013 compared to none in 2014.  The remaining decrease is attributable to the cancelation of service contracts related to VOD revenues which the Company determined were no longer profitable.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the six months ended June 30, 2014 and 2013 was $374,318 and $435,317 respectively, a decrease of $60,999 or 14%. We believe the decline in recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Operational Expenses

Total operating expense for the six months ended June 30, 2014 and 2013 was $1,929,421 and $2,813,366, a decrease of $883,945 or 31%.  This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 34% decrease in personnel, reducing payroll and related costs approximately $497,000, and a net decline in various operating expenses of approximately $19,000.

Our operations department expense decreased $293,288, or 37%, to $502,942 in the six months ended June 30, 2014 compared to the same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $288,000.

Our product development department expense decreased $193,862, or 41%, to $279,687 in the six months ended June 30, 2014 compared to same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $191,000.

Our selling, general and administrative expenses decreased $384,486 or 27% to $1,030,248 in the six months ended June 30, 2014 compared to the same period in 2013.  This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $198,000, (ii) professional fees decreased $94,000, offset by an increase in bad debt expense of $129,000 and a net increase in various operating costs of $6,000.

Depreciation expense for the six months ended June 30, 2014 and 2013 was $116,544 and $128,853 respectively.

Our operating loss for the six months ended June 30, 2014 and 2013 was $637,825 and $1,813,166 respectively, a decrease of $1,175,341 or 65%.  This decrease is primarily attributable to cost savings achieved through the Company’s 2013 cost reduction and containment program.  For the six months ended June 30, 2014 and 2013, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs, decreased 32% as a percentage of recurring revenue to 60% in 2014 compared to 93% in 2013.

Non-Operating

For the six months ended June 30, 2014 and 2013, our non-operating income was $137,524 and $100,960 respectively.  The increase of $36,564 is primarily due to a gain recorded on the settlement of previously recorded liabilities and a decline in interest income earned on lease receivables as a result of (i) less properties under lease as of June 30, 2014 as compared to June 30, 2013 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the six months ended June 30, 2014 and 2013 were $298,758 and $297,757 respectively, a increase of $1,001.  Non-operating expenses are primarily interest expense and the fluctuation is attributable to the maturity of various notes and capital lease obligations in 2013.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013.  Under ASC 360-10, the consolidated statements of comprehensive income have been reclassified for the six months ended June 30, 2013, to identify a loss on discontinued operations of $107,686.

For the six months ended June 30, 2014, we reported a net loss of $845,716, compared to a net loss of $2,117,649 for the six months ended June 30, 2013, a reduction of net loss of $1,271,933 or 60%.  This decrease is primarily attributable to cost savings achieved through the Company’s 2013 cost reduction and containment program as discussed under Operational Expenses above and the elimination of the reduced loss from discontinued operations approximating $61,000.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

The Company had a working capital deficit of $1,111,095 at June 30, 2014 as compared to a deficit of $946,114 at December 31, 2013.  The increase in working capital deficit of $164,981 is primarily due to the change in working capital assets and liabilities associated with ongoing operations.  As of June 30, 2014 we had $1,863,005 in cash and cash equivalents, which is sufficient to continue business operations for at least the next twelve months.

On March 14, 2014, the Company entered into the Merger Agreement with Signal Point the Merger Subsidiary.  At the closing of the Merger, Signal Point will make a cash contribution to the Company in an amount equal to One Million Dollars ($1,000,000) (subject to certain limitations regarding the use thereof).

The Company is in receipt of a letter from Technology Integration Group (“TIG”) demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  As of June 30, 2014 and December 31, 2013, the Company has approximately $2,100,000 (net of payments made) recorded in accounts payable in the accompanying consolidated balance sheets.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG’s claim.  The Company intends to pursue a settlement of all claims with TIG and is in discussions with TIG in respect thereof.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina (the “Action”).  The plaintiffs in the Action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013.   The Company intends to pursue a settlement of all claims.

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

The Company has been named in a Civil Action in the United States Court for the District of Colorado by a former employee who alleges retaliation and discrimination pursuant to his termination of employment, for which he is seeking damages approximating $85,000.  Concomitant with the legal process, the parties are actively negotiating a settlement of the plaintiff’s claims.

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company has accrued for this liability on its financial statements but believes that it has meritorious defenses and counterclaims with respect to the Arrow action, and intends to pursue a settlement of all claims in such action.

As of June 30, 2014, the Company has $1,474,649 in inventory, net of the reserve for obsolescence.  Management is currently focused on turning this inventory through its sales efforts.  Proceeds received from the sale of this inventory will enhance our ability to settle outstanding payables.

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

Operating Activities

Net cash used by operating activities decreased to $326,771 for the six months ended June 30, 2014 from $1,894,849 for the six months ended June 30, 2013, a decrease of $1,568,078.  This decrease was attributable to a decrease in net loss of $1,271,933 adjusted by (i) a decrease of $88,883 in the change from non-cash expenses including but not limited to stock based compensation, amortization of debt discount, depreciation, provision of uncollectible accounts and loss on discontinued operations and (ii) the change in operating assets and liabilities, which primarily represent current assets and liabilities, or working capital, decreased the use of cash by $385,028.  The change in operating assets and liabilities is primarily due to the timing of the customer’s acceptance of installations resulting in the expensing of inventory and the corresponding revenue recognition of deposits previously classified as deferred revenue and the payment of vendor invoices.

Investing Activities

Net cash provided by investing activities was $420,069 for the six months ended June 30, 2014 compared to $453,282 provided by investing activities during the same period in 2013.  The decrease in cash provided by investing activities of $33,213 was attributable to a decrease in 2014 cash receipts against leases receivable totaling $39,753 and a decrease capital expenditures of $6,540.  Cash receipts from lease receivables will continue to decline as these assets mature.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was $351,521, compared to $12,735 for the six months ended June 30, 2013, an increase of $338,786.  The decrease in cash used is primarily attributable to a $340,000 principal payment against the line of credit.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at June 30, 2014:

Twelve Months	Line of	Notes	Lease Obligations		Minimum
Ended June 30,	Credit	Payable	Capital	Operating	Payments
2015	$124,000	$11,688	$105,607	$151,210	$392,505
2016	1,942,000	13,040	-	38,021	1,993,061
2017	2,770,000	1,152	-	-	2,771,152
	$4,836,000	$25,880	$105,607	$189,231	$5,156,718

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statement of comprehensive income (loss).  For the three and six months ended June 30, 2014 and 2013, transaction losses were not material.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of June 30, 2014. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of June 30, 2014, based on management’s assessment as described above, the Company had determined that it did not maintain effective controls over financial reporting.  Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting.  As of June 30, 2014, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters.  We will continue to implement further, appropriate processes and measures to remediate this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the limited purchase order cycle procedures described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information on legal proceedings, refer to Note 11, “Contingent Liabilities” in the notes to the unaudited consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

*31.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

*31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32..1	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Deficit for the six months ended June 30, 2014, and (vi) the notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date: August 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Karen Poppe
Karen Poppe
Interim Chief Financial Officer
and Interim Principal Accounting Officer
(Principal Financial Officer)

Date: August 14, 2014

