Form 10-Q/A
period 2014-06-30
ROOMLINX INC
filed 2014-11-20
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Roomlinx, Inc. a Nevada corporation (the “Company”), for the quarterly period ending June 30, 2014, originally filed on August 14, 2014 (the “Original Filing”). This Amendment is a technical amendment to add certain required language to Exhibit 31.1 of the Original Filing.

Except for the change described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Filing.

The following Index to Exhibits is hereby amended and restated in its entirety.

INDEX TO EXHIBITS

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certifications of the Chief Executive Officer and the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Deficit for the six months ended June 30, 2014, and (vi) the notes to the Unaudited Consolidated Financial Statements.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer

Date: November 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael S. Wasik
Michael S. Wasik
Interim Chief Financial Officer
and Interim Principal Accounting Officer

Date: November 20, 2014