Form 10-Q
period 2014-09-30
ROOMLINX INC
filed 2014-12-12
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Issuer's common stock as of December 11, 2014 was 6,411,413.

ROOMLINX, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,199,889	$2,125,655
Accounts receivable, net	853,786	1,241,459
Leases receivable, current portion	620,860	764,879
Prepaid and other current assets	151,079	87,303
Inventory, net	1,256,886	1,434,337
Total current assets	5,082,500	5,653,633

Property and equipment, net	162,887	317,486
Leases receivable, non-current	353,667	816,487
Total assets	$5,599,054	$6,787,606

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, current portion	$1,106,000	$464,000
Accounts payable	4,022,954	3,970,034
Accrued expenses and other current liabilities	507,536	512,683
Customer deposits	1,261,874	1,295,450
Notes payable and other obligations, current portion	22,255	23,374
Unearned income, current portion	58,750	59,344
Deferred revenue, current portion	189,641	274,862
Total current liabilities	7,169,010	6,599,747

Deferred revenue, less current portion	253,953	251,595
Notes payable and other obligations, less current portion	9,013	23,449
Unearned income, less current portion	20,575	103,268
Line of credit, net of discount, less current portion	3,159,722	3,885,203

Total liabilities	10,612,273	10,863,262

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation
preference of $144,000 at September 30, 2014 and December 31, 2013)	144,000	144,000
Common stock - $0.001 par value, 200,000,000 shares authorized: 6,411,413
shares issued and outstanding at September 30, 2014 and December 31, 2013	6,411	6,411
Additional paid-in capital	37,793,704	37,460,577
Accumulated deficit	(42,972,192)	(41,713,638)
Accumulated other comprehensive loss	(23,439)	(18,976)
Total Roomlinx, Inc. shareholders' deficit	(5,051,516)	(4,121,626)
Non-controlling interest	38,297	45,970
Total deficit	(5,013,219)	(4,075,656)
Total liabilities and deficit	$5,599,054	$6,787,606

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
for the three and nie months ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Hospitality:
Product and installation	$699,473	$1,404,535	$1,216,891	$2,879,357
Services	1,122,509	1,266,828	3,757,342	3,712,824
Residential:
Services	220,026	223,868	594,344	659,185
Total	2,042,008	2,895,231	5,568,577	7,251,366

Direct costs and operating expenses:
Direct costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	1,256,633	1,881,292	3,201,659	4,902,947
Residential	141,775	151,909	431,722	486,189
Operating expenses:
Operations	249,351	256,269	752,293	1,052,499
Product development	135,295	163,137	414,982	636,686
Selling, general and administrative	516,580	598,552	1,546,506	2,013,405
Depreciation	48,054	64,848	164,598	193,701
	2,347,688	3,116,007	6,511,760	9,285,427
Operating loss	(305,680)	(220,776)	(943,183)	(2,034,061)

Non-operating income (expense):
Interest expense	(150,183)	(168,190)	(448,941)	(465,947)
Interest income	35,027	44,217	95,574	145,177
Gain on settlement of liabilities	-	-	76,977	-
	(115,156)	(123,973)	(276,390)	(320,770)

Loss from continuing operations	(420,836)	(344,749)	(1,219,573)	(2,354,831)

Discontinued operations:
Loss from discontinued operations	-	(3,179)	(46,655)	(110,865)

Net loss	(420,836)	(347,928)	(1,266,228)	(2,465,696)

Less: net loss attributable to the non-controlling interest	2,621	2,875	7,673	8,309

Net loss attributable to the Company	(418,215)	(345,053)	(1,258,555)	(2,457,387)

Other comprehensive income:
Currency translation loss	(36)	(21,283)	(4,463)	(8,533)

Comprehensive loss	(418,251)	(366,336)	(1,263,018)	(2,465,920)

Comprehensive loss attributable to the non-controlling interest	-	-	-	-

Comprehensive loss attributable to the Company	$(418,251)	$(366,336)	$(1,263,018)	$(2,465,920)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.06)	$(0.20)	$(0.38)

Loss attributable to continuing operations per common share
Basic and diluted	$(0.07)	$(0.05)	$(0.19)	$(0.37)

Loss attributable to discontinued operations per common share
Basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	6,411,413	6,407,630	6,411,413	6,406,160

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
for the nine months ended September 30, 2014
(unaudited)

	Roomlinx, Inc. Shareholders
						Accumulated
	Preferred Stock A		Common Stock		Additional	Other			Total
	Number of	Par Value	Number of	Par Value	Paid - in	Comprehensive	Accumulated	Non-Contolling	Stockholders'
	Shares	$0.20	Shares	$0.001	Capital	Income (Loss)	(Deficit)	Interest	(Deficit) Equity

Balances, January 1, 2014	720,000	$144,000	6,411,413	$6,411	$37,460,577	$(18,976)	$(41,713,638)	$45,970	$(4,075,656)

Stock based compensation					333,127				333,127
Comprehensive income (loss):
Net loss							(1,258,555)	(7,673)	(1,266,228)
Translation gain						(4,463)			(4,463)

Balances, Setpember 30, 2014	720,000	$144,000	6,411,413	$6,411	$37,793,704	$(23,439)	$(42,972,193)	$38,297	$(5,013,219)

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2014 and 2013
(unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	(1,266,228)	$(2,465,696)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164,598	276,715
Amortization of debt discount	256,520	256,519
Stock-based compensation	324,086	369,594
Compensation cost related to restricted stock issuances	9,041	13,118
Provision for uncollectable accounts and leases receivable	38,861	107,218
Loss on discontinued operations	46,655	110,865
Gain on settlement of liabilities	(76,977)	-
Change in operating assets and liabilities:
Accounts receivable	297,595	(119,435)
Prepaid and other current assets	(63,776)	(30,189)
Inventory	177,451	649,414
Accounts payable and other liabilities	124,750	(1,071,018)
Customer deposits	(33,576)	(1,800)
Unearned income	(83,287)	(174,410)
Deferred revenue	(82,863)	96,574
Total adjustments	1,099,078	483,165
Net cash used in operating activities:	(167,150)	(1,982,531)

Cash flows from investing activities:
Payments received on leases receivable	606,839	703,226
Purchase of property and equipment	(10,000)	(16,540)
Net cash provided by investing activities:	596,839	686,686

Cash flows from financing activities:
Payments on line of credit	(340,000)	-
Payments on capital lease	(4,994)	(8,344)
Payments on notes payable	(10,561)	(8,918)
Net cash used in financing activities	(355,555)	(17,262)

Effects of foreign currency translation	100	1,099

Net (decrease) increase in cash and equivalents	74,234	(1,312,008)
Cash and equivalents at beginning of period	2,125,655	3,211,182
Cash and equivalents at end of period	2,199,889	$1,899,174

Supplemental cash flow information:
Cash paid for interest	193,730	$213,201

The accompanying notes are an integral part of these consolidated financial statements.

Roomlinx, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

Going Concern and Management Plans:    The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2014, the Company had approximate balances of cash and cash equivalents of $2,200,000, working capital deficit of $2,087,000 total deficit of $5,013,000 and accumulated deficit of $42,972,192.  To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations.  As of September 30, 2014, the Company has available approximately $20,164,000 under its line of credit, however, as described below, any borrowings under the line of credit could be limited.

As described in Note 5, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement previously entered into by them on June 5, 2009 (the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement has been amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin.  Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of the lender, and there are no assurances that the lender will permit the Company to borrow under the line of credit.  In addition, in March 2014, the Company entered into a merger agreement with a company in a similar industry (see note 10).  Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan.  Accordingly, the Company’s cash balance has remained relatively constant through the twelve months ended September 30, 2014.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Accounts Receivable:    Accounts receivables are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Accounts receivable are stated at the amount billed to the customer.  Accounts receivable in excess of 30 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability.  The assessment and related estimate are based on current credit-worthiness and payment history.  As of September 30, 2014 and December 31, 2013, the Company recorded an allowance of approximately $144,000 and $181,000, respectively.

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

Accounts Receivable:  At September 30, 2014 and December 31, 2013, Hyatt Corporation-controlled properties represented 32% and 30%, respectively of accounts receivable, and other Hyatt properties in the aggregate represented 47% and 23%, respectively, of accounts receivable.

Revenue:  During the three months ended September 30, 2014 and 2013, Hyatt Corporation-controlled properties contributed 25% and 29%, respectively, and other Hyatt properties in the aggregate contributed 44% and 56%, respectively, of Roomlinx’s US Hospitality revenue.

During the nine months ended September 30, 2014 and 2013, Hyatt Corporation-controlled properties contributed 33% and 25%, respectively, and other Hyatt properties in the aggregate contributed 36% and 55%, respectively, of Roomlinx’s US Hospitality revenue.

Fair Value Measurement:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013.

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

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States and Foreign.  As of September 30, 2014 and 2013, Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

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

Earnings (Loss) Per Share:    The Company computes earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.  Potentially dilutive securities, purchase stock options, restricted stock and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options, restricted stock and warrants are not considered in the calculation as the impact of the potential common shares (totaling approximately 2,257,553 and 2,440,720 shares as of September 30, 2014 and 2013, respectively) would be to decrease the net loss per share.

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

2.   Leases Receivable

As of September 30, 2014, the Company had approximately $974,000 in leases receivables compared to approximately $1,581,400 at December 31, 2013.  During the nine months ended September 30, 2014 and 2013, the Company received payments of approximately $607,000 and $703,000, respectively.  These leases have terms of 60 months and an average interest rate of 9.5%.    The Company did not enter into any new leases in the nine months ended September 30, 2014 and 2013.

Future minimum receipts on lease receivables are as follows:

Twelve Months ended September 30,	Minimum Receipts

2015	$620,860
2016	288,090
2017	65,446
2018	-
$974,396

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

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of September 30, 2014 and December 31, 2013, the inventory obsolescence reserve was mainly related to raw materials and results in a new cost basis for accounting purposes.

Inventory balances as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013

Raw materials	$1,376,886	$1,399,444
Work in process	-	154,893
	1,376,886	1,554,337
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$1,256,886	$1,434,337

4.    Notes Payable

The Company has a note payable with a principal balance of $23,077 and $31,261 at September 30, 2014 and December 31, 2013, respectively.  This note bears interest at 11%, and expires August 1, 2016.  Monthly principal and interest payments total $1,163.

5.     Line of Credit

On June 5, 2009, the Company entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company. The Credit Agreement permits us to borrow up to $25 million until June 5, 2017. On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty. Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at September 30, 2014). The Credit Agreement is collateralized by substantially all of our assets, and requires the Company to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

Amounts outstanding under the Credit Agreement were $4,836,000 at September 30, 2014 and $5,176,000 at December 31, 2013. These advances will be repaid at various dates between 2014 and 2017. A total of $20,164,000 is available for future borrowings, subject to the terms of the amended agreement. Interest expense of $199,789 and $190,252, exclusive of accretion of the debt discount of $256,520, was recorded for the nine months ended September 30, 2014 and 2013.  The unamortized balance of the debt discount was $570,278 and $826,797 at September 30, 2014 and December 31, 2013, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $2.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of September 30, 2014) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000. The exercise price of the warrants is $2.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

Future minimum payments against the line of credit are as follows:

Twelve Months ended September 30,	Minimum Payments

2015	$1,106,000
2016	2,130,000
2017	1,600,000
$4,836,000

As described in Note 10, the Company has entered into a merger agreement.  The Company expects, upon consummation of the merger, to make an accelerated payment of up to $750,000 to the debt holder.  In addition, all payments beginning in January 2015 will be adjusted on a pro-rata basis for the accelerated payment.

6.     Commitments and Contingencies

Operating Leases:    On April 10, 2012 the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  Effective November 29, 2013, the parties executed a First Amendment wherein the landlord granted the Company a deferred rent period (commencing on July 1, 2013 and ending on July 31, 2014) reducing the base and additional monthly rent to $7,000, thereby deferring approximately $13,700 per month or $178,100, with such amount payable at the end of the deferred rent period, pursuant to which at September 30, 2014 approximately $243,700 was recorded in accounts payable in the accompanying consolidated balance sheet.  Whereas such payment was not made on July 1, 2014, the Company is in default and is negotiating with the landlord an extension of the deferral period.

The Company had a deferred rent liability (exclusive of that recorded in accounts payable) of $28,754 and $46,820 included in other liabilities (current and non-current) as of September 30, 2014 and December 31, 2013, respectively.  The Company’s future minimum lease payments are as follows:  $152,085 for the twelve months ending September 30, 2015.

Capital Lease Obligations:  The Company has a capital lease arrangement related to the acquisition of software.  These arrangements are collateralized by the software and expire in March 2015 with future minimum lease payments totaling $9,907, for the remaining period ending in March 2015.

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

CHL properties include hotels in Canada and the Caribbean providing VOD.  Under ASC 205-20-45-1, the elimination of operations result in the presentation of a loss from discontinued operations in the consolidated statements of comprehensive loss for the three months ended September 30, 2014 and 2013.

The statement of comprehensive loss related to the asset group serviced by CHL for the three and nine months ended September 30, 2014 and 2013 are as follows.

	Three months ended September 30, 2014	Three months ended September 30, 2013

Hospitality services revenue	$-		$92,999

Direct costs (exclusive of operating expenses and depreciation shown separately below:	-		66,789
Selling, general and administrative			1,718
Depreciation	-		27,671
	-		140,736

Net loss on discontinued operations	$-	$	(3,179)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Hospitality services revenue	$-	$307,730

Direct costs (exclusive of operating expenses and depreciation shown separately below:	-	306,130
Selling, general and administrative	46,657	29,451
Depreciation	-	83,014
	46,657	322,417

Net loss on discontinued operations	$(46,657)	$(110,865)

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

Notwithstanding the effects of Merger Agreement, as of September 30, 2014, the Company’s equity consists of the following:

Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2014 and December 31, 2013 there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A dividends accumulated and unpaid as of September 30, 2014 and December 31, 2013, were $207,840 and $198,120, respectively; these dividends are not included in accrued expenses.

On April 1, 2014, the Company entered into Redemption Agreements (the “Redemption Agreements”) with certain holders of shares of Class A Preferred Stock of the Company providing for the redemption of the shares of Class A Preferred Stock held by such holders.  On October 23, 2014, the Company and certain holders of shares of the Company’s Class A Preferred Stock mutually agreed to terminate the Redemption Agreements between the Company and such holders.  In connection with such terminations, the Company and each such holder exchanged mutual releases of any and all claims or actions against each other.

Common Stock:    The Company has authorized 200,000,000 shares of $0.001 par value common stock.  As of September 30, 2014 and December 31, 2013, there were 6,411,413 shares of common stock issued and outstanding.

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

As of September 30, 2014 and 2013, the Company had 12,000 and 24,000 restricted shares of common stock outstanding.  During the nine months ended September 30, 2014 and 2013, the Company recognized non-employee director compensation cost of $9,041 and $13,118, respectively, recorded in selling, general and administrative expenses in the consolidated statement of comprehensive loss and in accrued expenses in the accompanying balance sheet.

Warrants:

As of September 30, 2014 and December 31, 2013 the Company had 1,365,300 and 1,542,800, respectively, of warrants outstanding, in connection with the line of credit (see Note 5) respectively.  No warrants were issued in the nine months ended September 30, 2014 or 2013.

The following is a summary of such outstanding warrants for the nine month period ended September 30, 2014:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	1,542,800	$2.84
Granted and Issued	-	-
Expired/Cancelled	(177,500)	2.00
Outstanding and exercisable at September 30, 2014	1,365,300	$2.94	0.47	$-

Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of September 30, 2014, options to purchase 880,253 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

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

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the nine month period ended September 30, 2014:

2014

Expected term	7 years
Expected volatility	213%
Risk free interest rate	1.28%
Dividend yield	0%
A summary of stock option activity under the Stock Option Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	880,253	$1.60
Granted	-	-
Forfeited	-	-
Outstanding at September 30, 2014	880,253	$1.60	0.48	$-
Exercisable at September 30, 2014	613,062	$1.75	0.32	$-

The Company recorded stock-based compensation expense of $333,140 and $369,594 for the nine month periods ended September 30, 2014 and 2013, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of comprehensive loss. The fair value of stock options that vested and became exercisable during the nine months ended September 30, 2014 and 2013 was $117,853 and $334,618 respectively.  At September 30, 2014, there was approximately $285,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately 3 years.

A summary of the activity of non-vested options under the Company’s plan for the nine months ended September 30, 2014 is presented below:

	Non-vested Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2014	385,044	$1.34	$1.31
Vested	(117,853)	1.84	1.73
Non-vested at September 30, 2014	267,191	$1.17	$1.05

9.      Segment Information

Financial information of geographical data by segment as of and for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Hospitality	Residential	Corporate	Totals
Three months ended September 30, 2014
Revenue	$1,821,982	$223,868	$-	$2,042,008,
Operating (loss) gain	73,874	(57,044)	(324,510)	(305,680)
Net (loss)gain from continuing operations	37,649	(57,044)	(401,441)	(420,836)
(Loss) gain from discontinued operations	-	-	-	-
Net loss	$37,649	$(57,044)	$(401,441)	$(420,836)

Three months ended September 30, 2013
Revenue	$2,671,363	$223,868	$-	$2,895,231
Operating (loss) gain	157,100	(41,477)	(336,399)	(220,776)
Net (loss) gain from continuing operations	33,127	$(41,477)	(336,399)	(344,749)
(Loss) gain from discontinued operations	(3,179)	-	-	(3,179)
Net (loss) gain	$29,947	$(41,477)	$(336,399)	$(347,928)

Nine months ended September 30, 2014
Revenue	$4,974,233	$594,344	$-	$5,568,577
Operating (loss)gain	40,967	(248,507)	(735,643)	(943,183)
Net (loss) gain from continuing operations	14,577	(248,507)	(985,643)	(1,218,573)
Loss from discontinued operations	(46,657)	-	-	(46,655)
Net loss	$(32,078)	$(248,507)	$(985,642)	$(1,266,228)

Nine months ended September 30, 2013
Revenue	$6,592,181	$659,185	$-	$7,251,366
Operating loss	(606,607)	(242,943)	(1,184,511)	(2,034,061)
Net loss from continuing operations	(927,377)	(242,943)	(1,184,511)	(2,354,831)
Loss from discontinued operations	(110,865)			(110,865)
Net loss	$(1,038,242)	$(242,943)	$(1,184,511)	$(2,465,696)

As of September 30, 2014
Total assets	$5,340,689	$160,644	$97,721	$5,599,054

Financial information of geographical data by segment as of and for the three and nine months ended September 30, 2014 and 2013, is as follows:

	United States	Foreign		Totals
Three months ended September 30, 2014
Hospitality:
Product and installation	$699,473		$-	$699,473
Services	1,122,509		-	1,122,509
Residential:
Services	220,026		-	220,026
Totals	$2,042,008	$		$2,042,008

Three months ended September 30, 2013
Hospitality:
Product and installation	$1,404,535		$-	$1,404,535
Services	1,234,474		32,354	1,266,828
Residential:
Services	223,868		-	223,868
Totals	$2,862,877		$32,345	$2,895,231

Nine months ended September 30, 2014
Hospitality:
Product and installation	$1,216,891		$-	$1,216,891
Services	3,715,474		41,868	3,757,342
Residential:
Services	594,344		-	594,344
Totals	$5,526,709		$41,868	$5,568,677

Nine months ended September 30, 2013
Hospitality:
Product and installation	$2,879,357		$-	$2,897,357
Services	3,476,251		236,573	3,712,824
Residential:
Services	659,185		-	659,185
Totals	$7,014,793		$236,573	$7,251,366

As of September 30, 2014
Total assets	$5,588,825		$10,229	$5,599,054

10.     Plan of Merger

On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“Signal Point”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary will be merged with and into Signal Point, a provider of domestic and international telecommunications services, with Signal Point continuing as the surviving entity in the merger.  Simultaneous with the effective time of the merger, the Company will affect a reverse split of its common stock (the “Reverse Stock Split”) utilizing a ratio resulting in the Company having 600,000 shares of common stock issued and outstanding following the Reverse Stock Split.  On September 22, 2014, the Company entered into Amendment No. 1 to the Merger Agreement.  See the section hereof entitled “Recent Financial Developments” for a description of the terms of Amendment No. 1 to the Merger Agreement.

11.     Contingent Liabilities

Assuming the consummation of the merger with Signal Point, see note 10, under the terms of executive employment contracts, the Company will be required to provide bonus compensation totaling up to $500,000 to its Chief Executive Officer, Chief Operating Officer and Executive Vice President of Sales.  During the three months ended June 30, 2014, the Board of Directors approved a plan of mutual agreement with these executives that permitted them to take personal time off in excess of Company policy, such time to be a direct reduction of their individual bonus compensation based upon each executive’s equivalent hourly rate.

The Company determined to pay certain employees retention bonuses totaling up to $40,000 upon the consummation of the merger with Signal Point, see note 10, the terms of which require these individuals to be an employee of the Company as of the consummation of the merger.  In addition, the Company extended such employees the opportunity to take personal time off in excess of Company policy, such time to be a direct reduction of their individual retention bonus based upon each employee’s equivalent hourly rate.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  As of September 30, 2014 and December 31, 2013, the Company has approximately $2,100,000 (net of payments made) recorded in accounts payable in the accompanying consolidated balance sheets.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim.  The Company has been pursuing a settlement of all claims with TIG.  And on September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.   The Settlement Agreement is conditional on the SP merger taking place.   TIG has the right to terminate the settlement agreement in the event the SP merger does not take place within 60 days of execution of the Settlement Agreement.  Since such 60-day period expired on or about November 23, 2014 and the SP merger has not yet been consummated, TIG has a right to terminate the settlement agreement at any time without liability.

The Company is in receipt of a request for indemnification from Hyatt Corporation (“Hyatt”) in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.   The Company has entered into an arbitration agreement with respect to such action and intends to enter into a settlement agreement with respect to all claims in such action.

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

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company believes that it has meritorious defenses and counterclaims with respect to such action, and intends to pursue a settlement of all claims in such action.

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC (“WFG”) demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company is currently evaluating all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment, which grounds the Company believes are without merit.

On September 29, 2014, the Company received a letter from Hyatt notifying the Company that Hyatt is terminating the Hotel Services & Equipment Purchase Agreements (the “HSAs”) with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). The Hyatt letter does not affect any Hyatt hotels currently being serviced by the Company.  The Company is currently evaluating all of its options, including legal options, with respect to the validity of the Hyatt letter and the alleged grounds for terminating the HSAs for the Hotels, which grounds the Company believes are without merit.  The Hyatt letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 received by the Company from Hyatt demands repayment of such deposits by November 21, 2014.  The Company has not made any such repayment to Hyatt.

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

12.     Subsequent Events

On October 23, 2014, the Company and certain holders of shares of the Company’s Class A Preferred Stock mutually agreed to terminate the Redemption Agreements dated as of April 1, 2014 between the Company and such holders.  In connection with such terminations, the Company and each such holder exchanged mutual releases of any and all claims or actions against each other.

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC (“WFG”) demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company is currently evaluating all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment, which grounds the Company believes are without merit.

As noted in footnote 11 above, on November 14, 2014, the Company received a letter from Hyatt requesting repayment by November 21, 2014 of previously-requested deposits in the aggregate amount of $966,000 paid to the Company by certain Hyatt hotels in connection with the Hotel Services & Equipment Purchase Agreements with the Company.  The Company has not made any such repayment to Hyatt.

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

FORWARD-LOOKING STATEMENTS

This report contains or incorporates forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Statements regarding future events, developments, the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future are forward-looking statements within the meaning of these laws. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:

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

•	the failure of the Company to consummate the Merger with Signal Point
•
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
•
the timing, cost and success or failure of new product and service introductions, development and product upgrade releases; the Company's ability to successfully compete against competitors offering similar products and services;

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

The Company generates revenue through:

•	Ongoing connectivity service and support contracts
•	Network design and installation services

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

The Company generates revenue through:

•	Network design and installation services
•	Delivery of telephone service (billed monthly)
•	Delivery of Internet service (billed monthly)
•	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
•	Management fees for the management of affiliated communication systems

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

•
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

•
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

•
all options to purchase Signal Point common stock and restricted stock awards issued and outstanding immediately prior to the Effective Time under the current Signal Point Employee Incentive Plan will be exchanged for options and awards to purchase an identical number of shares of Company common stock on the same terms and conditions;

•
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

•
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

•	all outstanding options to purchase Company capital stock issued under the Company’s Stock Option Plan will terminate in accordance with the terms thereof.

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

Amendment No. 1 to the Agreement and Plan of Merger

On September 22, 2014, the Company entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement.  The Amendment provides that the 11,045,330 additional restricted shares (the “Nominee Shares”) of the Company’s common stock to be issued at the effective time of the consummation of the merger contemplated by the Merger Agreement (the “Effective Time”) to the then holders of the Company’s common stock (the “Roomlinx Stockholders”) will be issued in a single stock certificate to the Company’s corporate counsel, as nominee (the “Nominee”), for the pro-rata benefit of the Roomlinx Stockholders.

The 6,136,295 shares to be issued at the Effective Time to Cenfin, LLC (“Cenfin”), a secured lender (but not current stockholder) of the Company, will not be held by the Nominee, but will be subject to the lockup, leak-out and registration provisions described below.

The Amendment also provides that, immediately following the Effective Time, each holder (“Holder”) of shares (“Shares”) of the Company’s common stock as of immediately following the Effective Time (consisting of (i) the Nominee (for the pro-rata benefit of the Roomlinx Stockholders), (ii) Cenfin and (iii) each holder (each, an “SP Holder”) that, as of immediately prior to the Effective Time, was a holder of outstanding shares of SP common stock), will agree not to sell any Shares held by it for a period of nine months following the Effective Time (the “Lockup Period”). Pursuant to the Amendment, following the Effective Time but prior to the expiration of the Lockup Period, the Company will prepare and file with the SEC a registration statement covering the resale of Shares (the “Registration Statement”), which Registration Statement will include the Nominee Shares and the additional Shares issued to Cenfin at the Effective Time.

At the end of the Lock-up Period, the lockup restrictions will terminate in their entirety with respect to the Shares held by Cenfin and its Affiliates and the Nominee (for the pro-rata benefit of the Roomlinx Stockholders). At the end of the Lock-up Period, the lockup restrictions will terminate with respect to the Shares held by the SP Holders, provided that the Registration Statement is declared effective by the SEC or the Roomlinx Stockholders as of immediately prior to the Effective Time and Cenfin have the ability to sell their respective Shares without restriction (so long as they are not affiliates of the Company) in accordance with Rule 144 under the Securities Act of 1933, as amended (each, a “Sale Event”). If, prior to the expiration of the Lock-up Period, a Sale Event has not occurred, then the Lock-up Period shall be extended with respect to all SP Holders until a Sale Event occurs.

In addition, each director and officer of the Company, each holder (alone or together with such holder’s affiliates) of more than 5% of the Company’s common stock immediately following the Effective Time on a fully diluted basis, and each of their respective affiliates (collectively, the “Insiders”), will agree that, upon expiration of the Lock-up Period (including after any extension thereof), the sale of Shares by such Insider will be subject to mutually agreed leak-out provisions (the “Leak-out Provisions”).

During the Lockup Period, the Nominee will not distribute any Nominee Shares. Upon the expiration of the Lockup Period (regardless of whether a Sale Event has occurred), the Nominee may distribute Nominee Shares to Roomlinx Stockholders in accordance with their pro rata shares thereof.

Prior to the Effective Time, each Holder will execute and deliver to the Company a written acknowledgement of its lock-up obligations described herein, and each Insider will execute and deliver to the Company a written acknowledgement of its leak-out obligations described herein.

The Amendment also extended the outside date for the consummation of the Merger to November 15, 2014.  Since such date has lapsed, either party can terminate the Merger Agreement at any time for any reason without liability.

Hyatt Master Services Agreement:

On March 12, 2012, the Company and Hyatt Corporation (“Hyatt”) entered into a Master Services and Equipment Purchase Agreement (the “MSA”) pursuant to which the Company has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Under the MSA, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company’s iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of September 30, 2014 and December 31, 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying balance sheet in the amount of approximately $1,262,000 and $1,295,000, respectively.  See risk factors for discussion of potential effect of the foregoing on the Company.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSH of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”).  The Hyatt Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company is currently evaluating all of its options, including legal options, with respect to the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, which grounds the Company believes are without merit.

The Hyatt letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 received by the Company from Hyatt demands repayment of such deposits by November 21, 2014.  The Company has not made any such repayment to Hyatt.

TIG Settlement Agreement and Mutual General Release

On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with PC Specialists, Inc., doing business as Technology Integration Group, Michael S. Wasik, Anthony DiPaolo and Roomlinx Sub, which resolves all matters among the parties thereto relating to the action filed by TIG in California State Court in April 2013 demanding payment of approximately $2,430,000 with respect to equipment and services which the Company purchased from TIG.  The Settlement Agreement is conditional on the SP merger taking place.   TIG has the right to terminate the settlement agreement in the event the SP merger does not take place within 60 days of execution of the Settlement Agreement.  Since such 60-day period expired on or about November 23, 2014 and the SP merger has not yet been consummated, TIG has a right to terminate the settlement agreement at any time without liability.

Trends and Business Outlook

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative mobile sources, such as laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   The majority of Roomlinx’s growth in recurring revenues can be attributed to sales of our Interactive TV product, high speed internet services and free-to-guest TV programming. We have seen strong usage of the Interactive TV platform at our current hotel installations and we believe there is even greater ability to monetize our Interactive TV platform as we increase hotel penetration and increase usage rates by expanding services to be available on mobile devices.  We believe our Interactive TV platform creates a true differentiation for Roomlinx and we will continue to invest in product enhancements that meet the changing needs of both hoteliers and hotel guests

Although our current results demonstrate the success of our initial efforts, general economic conditions, aged hotel infrastructure, and market uncertainty has negatively affected our financial results.  We anticipate future installations of product enhancements will require less capital investment positioning Roomlinx to expand sales efforts into the limited service hospitality segment.  Consequently, revenues derived from installations will be adversely affected. We anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses may exceed our revenues in the near term.

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

RESULTS OF OPERATIONS

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of September 30, 2014 the Company was servicing approximately 65,000 RGUs within the hospitality sector, representing an increase of approximately 1,200 units over the twelve months ended September 30, 2014, as well as in 15 residential communities and small businesses, representing an additional 4,500 RGUs.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see note 7 of the financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.  Under ASC 360-10, the consolidated comprehensive statement of loss for the three and nine months ended September 30, 2013 has been reclassified to be consistent with the presentation for the three and nine months ended September 30, 2014.

Our revenues for the three months ended September 30, 2014 and 2013 were approximately $2,042,000 and $2,895,000 respectively, a decrease of $853,200 or 29%, reflecting a decrease in hospitality revenue of 32% and a decrease of residential revenue of 2%.  Installation revenue decreased 50% and recurring revenue decreased 11%. The primary driver in our reduction of revenue can be attributed to fewer installs in 2014.  Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the three months ended September 30, 2014 and 2013 were $1,398,400 and $2,033,200 respectively, a decrease of $634,800 or 31%.  Direct costs of hospitality decreased approximately $624,659 or 33%, primarily related to the reduction in the installation of equipment. Direct costs of residential services had a net decrease of approximately $10,100.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States and Foreign.  As of September 30, 2014 and 2013, Foreign included Canada, Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.  Effective December 20, 2013, substantially all Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in note 7 of the financial statements.

United States: US hospitality revenue for the three months ended September 30, 2014 and 2013 was $1,822,000 and $2,639,000 respectively, a decrease of $817,000 or 31%. This decrease consists of a decrease in installation revenue of approximately $705,100 or 50% year over year.

Foreign: The Company did not have any foreign hospitality revenue for the three months ended September 30, 2014, as compared to the quarter ending September 30, 2013 of $32,400.  This is the result of the cancelation and expiration of the foreign hospitality contracts, therefore, no further foreign hospitality revenue will be earned.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the third quarter ended September 30, 2014 and 2013 was $220,000 and $223,900 respectively, a decrease of $3,800 or 2%. Residential revenue has remained consistent quarter over quarter, with the highest revenue in the third quarter of each year, and the lowest revenue in the first and second quarter of each year, due to seasonal trends.

Operational Expenses

Total operating expense for the three months ended September 30, 2014 and 2013 was $949,300 and $1,082,800, a decrease of $133,500 or 12%.  This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 9% decrease in personnel, reducing payroll and related costs approximately $200,000, and a net decline in various operating expenses of approximately $28,000.

Our operations department expense decreased approximately $7,000, or 3%, to $249,400 in the three months ended September 30, 2014 compared to the same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $5,000 and a decrease of approximately $2,000 in various operating costs.

Our product development department expense decreased $27,800, or 17%, to $135,300 in the three months ended September 30, 2014 compared to same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $64,000 and an increase of approximately $4,000 in various operating costs.

Our selling, general and administrative expenses decreased $81, 972 or 14% to $516,600 in the three months ended September 30, 2014 compared to the same period in 2013.  This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $150,000, (ii) professional fees decreased $42,000, and (iii) marketing costs decreased $20,000; offset by an increase in bad debt expense of $59,000.

Depreciation expense for the three months ended September 30, 2014 and 2013 was approximately $48,100 and $64,800 respectively.

Our operating loss for the three months ended September 30, 2014 and 2013 was approximately $305,700 and $220,800 respectively, an increase of the loss of $84,900, or 38%.  This loss increase is primarily attributable to the decrease in revenue for the three months ending September 30, 2014.  For the three months ended September 30, 2014 and 2013, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs, was consistent as a percentage of recurring revenue at 80% year over year.

Non-Operating

For the three months ended September 30, 2014 and 2013, our non-operating income was approximately $35,000 and $44,200 respectively.  The decrease of $9,200 is primarily due to a decrease in interest income earned on lease receivables as a result of (i) less properties under lease as of September 30, 2014 as compared to September 30, 2013 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the three months ended September 30, 2014 and 2013 were approximately $150,200 and $168,200 respectively, a decrease of $18,000.  Non-operating expenses are primarily interest expense and the fluctuation is attributable to the maturity of various notes and capital lease obligations in 2013.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013.  Under ASC 360-10, the consolidated statements of comprehensive income have been reclassified for the three months ended September 30, 2014 and 2013, to identify a loss on discontinued operations of $0 and $3,179 respectively.   As operations essentially ended in the second quarter of 2013, there will not be a reportable impact on future financial quarters.

For the three months ended September 30, 2014, we reported a net loss of approximately $420,800, compared to a net loss of $347,900 for the three months ended September 30, 2013, an increase in net loss of $72,900, or 21%.  This increase is primarily attributable to fewer installs in 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see note 7 of the financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.  Under ASC 360-10, the consolidated comprehensive statement of loss for the nine months ended September 30, 2013 has been reclassified to be consistent with the presentation for the nine months ended September 30, 2014.

Our revenues for the nine months ended September 30, 2014 and 2013 were approximately $5,568,600 and $7,251,400 respectively, a decrease of $1,682,800 or 23%, reflecting a decrease in hospitality recurring service revenue of approximately $44,500, or 1%, a decrease in product and installation revenue of approximately $1,662,300, or 58%, and a decrease in residential recurring revenue of approximately $64,800, or 10%.  The primary driver in our reduction of revenue can be attributed to fewer installs in 2014.

Direct costs exclusive of operating expenses and depreciation (“direct costs”) for the nine months ended September 30, 2014 and 2013 were $3,633,400 and $5,389,100 respectively, a decrease of $1,755,800 or 33%.  Direct costs of hospitality decreased approximately $1,701,300 or 35%, primarily related to the reduction in the installation of equipment. Direct costs of residential had a net decrease of approximately $54,500.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States and Foreign.  As of September 30, 2014 and 2013, Foreign included Canada, Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, free to guest programming, and on-demand programming, as well as advertising and e-commerce products.  Effective December 20, 2013, substantially all Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in note 7 of the financial statements.

United States: US hospitality revenue for the nine months ended September 30, 2014 and 2013 was $4,932,366 and $6,355,608 respectively, a decrease of $1,423,200 or 22%. This decrease consists of a decrease in installation revenue of approximately $1,552,300 or 54%, offset by an increase in recurring service revenue of approximately $129,000, or 4%.

Foreign: Foreign hospitality revenue for the nine months ended September 30, 2014 and 2013 was $41,868 and $236,573, respectively, a decrease of $194,705 or 82%.  This decrease is primarily due to approximately $150,000 of installation revenue in 2013 compared to none in 2014.  The remaining decrease is attributable to the cancelation of service contracts related to VOD revenues which the Company determined were no longer profitable.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the nine months ended September 30, 2014 and 2013 was $594,344 and $659,185 respectively, a decrease of $65,000 or 10%.

Operational Expenses

Total operating expense for the nine months ended September 30, 2014 and 2013 was approximately $2,878,400 and $3,896,300, a decrease of $1,017,900 or 26%.  This decrease is primarily due to a cost reduction and containment program wherein the Company realized a 34% decrease in personnel, reducing payroll and related costs approximately $497,000, and a net decline in various operating expenses of approximately $19,000.

Our operations department expense decreased $300,200, or 29%, to $752,300 in the nine months ended September 30, 2014 compared to the same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $250,000.

Our product development department expense decreased $221,700, or 35%, to $415,000 in the nine months ended September 30, 2014 compared to same period in 2013.  This decrease is primarily due to a decrease in personnel, reducing payroll and related costs approximately $150,000.

Our selling, general and administrative expenses decreased $467,000 or 23% to $1,546,000 in the nine months ended September 30, 2014 compared to the same period in 2013.  This decrease is primarily attributable to approximate fluctuations as follows: (i) payroll and related costs, including stock based compensation decreased $150,000, (ii) professional fees decreased $94,000, offset by an increase in bad debt expense of $45,000 and a net increase in various operating costs of $6,000.

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $165,000 and $193,700 respectively.

Our operating loss for the nine months ended September 30, 2014 and 2013 was $943,200 and $2,034,000 respectively, a decrease of $1,090,800 or 54%.  This decrease is primarily attributable to cost savings achieved through the Company’s cost reduction and containment program.  For the nine months ended September 30, 2014 and 2013, continuing operational expenses, which consist of operating, product development, and selling, general and administrative costs, decreased as a percentage of recurring revenue to 72% in 2014 compared to 100% in 2013.

Non-Operating

For the nine months ended September 30, 2014 and 2013, our non-operating income was $95,600 and $145,100 respectively.  The decrease of $49,600 is primarily due to a decline in interest income earned on lease receivables as a result of (i) less properties under lease as of September 30, 2014 as compared to September 30, 2013 and (ii) under the imputed interest method, the recognition of interest income declines over time.

Our non-operating expenses for the nine months ended September 30, 2014 and 2013 were $449,000 and $466,000 respectively, a decrease of $17,000.  Non-operating expenses are primarily interest expense and the fluctuation is attributable to the maturity of various notes and capital lease obligations in 2013, as well as negotiated reductions in debt.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013.  Under ASC 360-10, the consolidated statements of comprehensive income have been reclassified for the nine months ended September 30, 2014, to identify a loss on discontinued operations of $46,700.

For the nine months ended September 30, 2014, we reported a net loss of $1,266,200, compared to a net loss of $2,465,700 for the nine months ended September 30, 2013, a reduction of net loss of $1,199,000 or 49%.  This decrease is primarily attributable to cost savings achieved through the Company’s cost reduction and containment program as discussed under Operational Expenses above and the elimination of the reduced loss from discontinued operations approximating $110,900.

FINANCIAL CONDITION

LIQUIDITY & CAPITAL RESOURCES

The Company had a working capital deficit of approximately $2,086,500 at September 30, 2014 as compared to a deficit of $946,000 at December 31, 2013.  The increase in working capital deficit of $1,140,400 is primarily due to the change in working capital assets and liabilities associated with ongoing operations.  As of September 30, 2014 we had approximately $2,200,000 in cash and cash equivalents, which is sufficient to continue business operations for at least the next twelve months.

On March 14, 2014, the Company entered into the Merger Agreement with Signal Point the Merger Subsidiary.  At the closing of the Merger, Signal Point will make a cash contribution to the Company in an amount equal to One Million Dollars ($1,000,000) (subject to certain limitations regarding the use thereof).

Assuming the consummation of the Merger with Signal Point, see note 10, under the terms of executive employment contracts, the Company will be required to provide bonus compensation totaling up to $500,000 to its Chief Executive Officer, Chief Operating Officer and Executive Vice President of Sales.  During the three months ended June 30, 2014, the Board of Directors approved a plan of mutual agreement with these executives that permitted them to take personal time off in excess of Company policy, such time to be a direct reduction of their individual bonus compensation based upon each executive’s equivalent hourly rate.

The Company determined to pay certain employees retention bonuses totaling up to $40,000 upon the consummation of the merger with Signal Point, see note 10, the terms of which require these individuals to be an employee of the Company as of the consummation of the merger.  In addition, the Company extended such employees the opportunity to take personal time off in excess of Company policy, such time to be a direct reduction of their individual retention bonus based upon each employee’s equivalent hourly rate.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG.  As of September 30, 2014 and December 31, 2013, the Company has approximately $2,100,000 (net of payments made) recorded in accounts payable in the accompanying consolidated balance sheets.  TIG subsequently filed an action in California State Court although the Company has not yet been served in such action.  The Company believes that it has meritorious defenses and counterclaims in respect of TIG's claim.  The Company has been pursuing  a settlement of all claims with TIG, and on September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.   The Settlement Agreement is conditional on the SP merger taking place.   TIG has the right to terminate the settlement agreement in the event the SP merger does not take place within 60 days of execution of the Settlement Agreement.  Since such 60-day period expired on or about November 23, 2014 and the SP merger has not yet been consummated, TIG has a right to terminate the settlement agreement at any time without liability.

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

The Company is in receipt of a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claim that the Company owes them approximately $473,000 with respect to inventory which the Company purchased. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.   The Company has entered into an arbitration agreement with respect to such action and intends to enter into a settlement agreement with respect to all claims in such action.

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

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company believes that it has meritorious defenses and counterclaims with respect to such action, and intends to pursue a settlement of all claims in such action.

As of September 30, 2014, the Company has $1,256,886 in inventory, net of the reserve for obsolescence.  Management is currently focused on turning this inventory through its sales efforts.  Proceeds received from the sale of this inventory will enhance our ability to settle outstanding payables.

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

The Company is in receipt of a letter dated November 10, 2014 on behalf of WFG demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company is currently evaluating all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment, which grounds the Company believes are without merit.

On September 29, 2014, the Company received a letter from Hyatt notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe. The Hyatt letter does not affect any Hyatt hotels currently being serviced by the Company.  The Company is currently evaluating all of its options, including legal options, with respect to the validity of the Hyatt letter and the alleged grounds for terminating the HSAs for the Hotels, which grounds the Company believes are without merit.  The Hyatt letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 received by the Company from Hyatt demands repayment of such deposits by November 21, 2014.  The Company has not made any such repayment to Hyatt.

Operating Activities

Net cash used by operating activities decreased to approximately $167,000 for the nine months ended September 30, 2014 from $1,983,000 for the nine months ended September 30, 2013, an increase of $1,816,000.  This decrease in net cash used was attributable to the Company’s on-going cost containment program, which has had a favorable effect to the Company’s financials.

Investing Activities

Net cash provided by investing activities was $596, 800 for the nine months ended September 30, 2014 compared to $686,700 provided by investing activities during the same period in 2013.  The decrease in cash provided by investing activities of $89,900 was attributable to a decrease in 2014 cash receipts against leases receivable totaling $96,400. Cash receipts from lease receivables will continue to decline as these assets mature.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 was $355,600, compared to $17,262 for the nine months ended September 30, 2013, an increase of $338,300.  The increase in cash used is primarily attributable to a $340,000 principal payment against the line of credit.

Contractual Obligations

We have operating and capital lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at September 30, 2014:

Twelve Months	Line of	Notes	Lease Obligations		Minimum
Ended September 30,	Credit	Payable	Capital	Operating	Payments

2015	$1,106,000	$12,012	$6,605	$158,146	1,282,763
2016	2,130,000	7,851	-		2,137,851
2017	1,600,000		-	-	1,600,000
	$4,836,000	$19,863	$6,605	$158,146	5,020,614

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statement of comprehensive income (loss).  For the three and nine months ended September 30, 2014 and 2013, transaction losses were not material.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of September 30, 2014. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework.

As of September 30, 2014, based on management’s assessment as described above, the Company had determined that it did not maintain effective controls over financial reporting.  Specifically, due to the limited number of individuals within our accounting and finance department and department turn-over, we had a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting.  As of September 30, 2014, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters.  We will continue to implement further, appropriate processes and measures to remediate this material weakness.

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

 Changes in Internal Control over Financial Reporting

Other than the limited purchase order cycle procedures described above, there were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

For information on legal proceedings, refer to Note 11, “Contingent Liabilities” in the notes to the unaudited consolidated financial statements.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive and Chief Financial Officers.

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roomlinx, Inc.

By: /s/    Michael S. Wasik
               Michael S. Wasik
               Chief Executive Officer

Date:   December 11, 2014

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

Date:   December 11, 2014