Form 10-K
period 2014-12-31
ROOMLINX INC
filed 2015-05-18
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26213

ROOMLINX, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

433 Hackensack Avenue 6th Floor, Continental Place, Hackensack, NJ 07601
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES   ☐    NO   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, as reported on  other OTC markets , was approximately $1,282,000.

As of May 15, 2015, the registrant’s issued and outstanding shares were as follows:  135,040,756 shares common stock, and 720,000 shares of Class A Preferred Stock.

Documents incorporated by reference: None.

PART I

On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“SPHC”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary was to be merged with and into SPHC, a provider of domestic and international telecommunications services, with SPHC continuing as the surviving entity in the merger.  On September 22, 2014, the Company entered into Amendment No. 1 to the Merger Agreement.  On February 10, 2015, the Company and SPHC terminated their Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the merger as described in the Company’s Current Report on Form 8-K filed on April 2, 2015, the section of Item I entitled “Recent Developments”  and in Note 17.  “Subsequent Events” to the Notes to Consolidated Financial Statement included in this Report.

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

We prepare our financials in United States dollars and in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  In this Annual Report, references to “$” and “dollars” are to United States dollars and “CDN” are to Canadian dollars.

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

Effective December 20, 2013, Roomlinx cancelled all of CHL’s customer contracts. This resulted in the presentation of discontinued operations in the consolidated statements of comprehensive loss.  See Note 10 to the consolidated financial statements for further discussion.

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

The Company measures its performance and recurring revenue trend based on the number of revenue generating units (“RGUs”) in service.  Regarding the hospitality sector, a hotel room may have one or more RGUs.  An RGU is defined as a product or service for which we invoice the hotel monthly, including interactive television, video on demand, free to guest programming, and high speed internet access.  Residential properties may also have more than one RGU, which includes telephone, internet and television.  As of December 31, 2014, the Company was servicing approximately 65,000 RGUs within the hospitality sector, and 14 residential communities and small businesses representing an additional 2,400 RGUs.

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

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

We provide wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort, and timeshare guests. We specialize in providing advanced Wi-Fi wireless services.

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

The Company believes the benefits of iTV Mobile include:

•	Low cost installation option for hotels, which allows for a disruptive business model
•	Significantly lower cost for Roomlinx to service and support
•	Expanded market opportunity to attract limited service hotels, hospitals, and cruise ships.
•	Rapid installation ensures less ‘down time’ for hotel rooms to be offline
•	Opportunity to license software allowing for accelerated market penetration
•	Guest will appreciate multiple options to access media and entertainment through personal devices
•	Strong recurring revenue model for Roomlinx
•	Provides for a new service offering and revenue stream for hotels

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

Our short term strategies include the following:

❖	We are seeking to grow the number of rooms installed with our iTV Mobile platform.
❖	We are seeking to grow the number of RGUs under management.
❖	We are seeking to attain preferred vendor status or become a brand standard with additional premier hotel brands.
❖	We aspire to increase our advertising revenue by leveraging our portfolio of iTV installations.
❖	We plan to forge strong business partnerships with Fortune 500 companies that create operational efficiencies and product enhancements.

❖	Through acquisition or organic growth we plan to:
▪	Increase our media and entertainment base of customers
▪	Increase our high speed Internet base of customers
▪	Explore leveraging our current networks for use by mobile carriers
▪	Offer additional synergistic technologies or services that allow us to sell more of our Interactive TV product

Our longer term strategies include the following:

❖	Expansion into the European and Asian hotel markets.

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

Sales and Marketing

Sales

Our sales efforts focus on strategic relationships with hardware, software, bandwidth and content providers. These strategic partners stand to benefit by increasing sales of their products and services, or strengthening existing relationships, as a result of pairing their offerings with Roomlinx offerings.  The size and scope of our strategic partners increases visibility and credibility at the corporate level of our brand targets allowing for simultaneous top down and bottom up sales strategies.

Marketing

We deploy a marketing mix consisting of:

•
Public Relations Programs. Communicate key initiatives, positive results, points of differentiation and promotions through press releases, industry events and key affiliations such as HTNG (Hotel Technology Next Generation) and AHLA (American Hotel and Lodging Association).

•	Direct Marketing Campaigns. Including digital, print and video delivery.
•
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

Competition

Wired and Wireless High-Speed Internet Offering

The market for our high-speed internet (“HSIA”) services has leveled off. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

•	Other wireless high-speed internet access providers, such as Guest-Tek, AT&T, Swisscom, and SONIFI (formerly LodgeNet)

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

Recent Developments

Merger Agreement:

On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“SPHC”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary”).  Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Subsidiary was to be merged with and into SPHC, a provider of domestic and international telecommunications services, with SPHC continuing as the surviving entity in the merger.  On September 22, 2014, the Company entered into Amendment No. 1 to the Merger Agreement.  On February 10, 2015, the Company and SPHC terminated their Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the merger, described in the Company’s Current Report on Form 8-K filed on April 2, 2015 and in Note 17 “Subsequent Events” to the Notes to Consolidated Financial Statements.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2014 and 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying consolidated balance sheet in the amount of approximately $1,262,000 and $1,295,000, respectively.  See risk factors for discussion of potential effect of the foregoing on the Company.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSI of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the “November 14th Letter”) received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt’s November 14th Letter and again determining that Hyatt’s grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt’s claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

See risk factors for discussion of potential effect on Company.

Employees

As of April 15, 2015, we had a total of 42 full-time personnel and one part-time employee, not including our March 27, 2015 acquisition of SPHC. None of our employees are covered by a collective bargaining agreement.

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

Risks Relating to Our Business

Our recent Subsidiary Merger with Signal Point may disrupt our business, has diluted our stockholders and may harm our business, financial condition or operating results.

Our recent subsidiary merger with SPHC (the “Subsidiary Merger”) could subject us to a number of risks, including, but not limited to:  the consideration for the Subsidiary Merger and share issuance to our secured lender resulted in substantial dilution to our existing stockholders;  we may find that the acquired company or technologies  do not improve market position as  planned;  we  may  have  difficulty  integrating  the  operations  and  personnel  of  the  acquired  company,  as  the  combined operations  will  place  significant  demands  on  the  Company’s  management,  technical,  financial  and  other  resources;  key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the  acquisition;  we  may  experience  additional  financial  and  accounting  challenges  and  complexities  in areas  such  as tax planning and financial reporting; we may assume or be held liable for risks and liabilities as a result of our acquisition,  some of which we may not have been able to discover during our due diligence or adequately adjust for in our acquisition arrangements; our ongoing business and management’s attention may be  disrupted or diverted by transition or integration issues and the complexity of managing geographically  or culturally diverse enterprises; we may incur one-time write-offs or restructuring  charges in connection with the acquisition; and we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings.

We cannot assure you that we will successfully integrate SPHC’s business.  In addition, we cannot assure you that, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify acquisition or that the acquisition will result in increased earnings for us in any future period.  These factors could have a material adverse effect on our business, financial condition and operating results.

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

The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2014, our management concluded that our internal control over our financial reporting was not effective.

In connection with their audit of our consolidated financial statements for the year ended December 31, 2014, our management and our independent registered public accounting firm identified and communicated to us material weaknesses in our internal control over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board (“PCAOB”) that there is reasonable possibility that a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our internal controls. The material weaknesses identified by our independent auditors include lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2014 and 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying consolidated balance sheet in the amount of approximately $1,262,000 and $1,295,000, respectively.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSI of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the “November 14th Letter”) received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt’s November 14th Letter and again determining that Hyatt’s grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt’s claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

Dependence on Key Customers and Suppliers

As a result of having signed the MSA, Hyatt Corporation properties accounted for 68% and 78% of Roomlinx revenue in 2014 and 2013.  The remote control devices required to utilize our services are currently supplied by a single supplier and the content for our unlimited movie services is currently supplied by a single supplier.  Therefore, in the event that the supply of any of these items from any of these suppliers was to be interrupted without sufficient notice, it may have a material adverse impact on us.

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

We may be subject to claims that SPHC and its employees or our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.   If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

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

Our credit facilities, including those of SPHC also contain other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities and debt instruments. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding.  If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all.  If the  maturity  of our  indebtedness  is accelerated,  we  may  not  have  sufficient  funds  available  for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

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

We rely on third-party vendors for information systems. If these vendors discontinue support for our systems or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services to customers, the development of new services and features, and the quality of information needed to manage our business.

We have agreements with vendors that provide for the development and operation of back office systems such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers, and provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

Risks Relating to Our Common Stock

All of the shares to be issued and outstanding after the consummation of the Subsidiary Merger are restricted and not freely transferrable.

Upon completion of the Subsidiary Merger, only a very small portion of the shares of Common Stock issued and outstanding following the Reverse Split have the same status of registered and publicly tradable securities.  In addition, all of the restricted Dividend Shares (9.3% of the fully diluted shares) Cenfin shares (5.2% of fully diluted shares) and the shares issued to SPHC shareholders (85.4% of fully diluted shares) are subject to a nine (9) month lock-up and registration rights.

The Company will not be obligated to register such shares for nine (9) months.  Therefore, the holders of such shares will continue to be subject to restrictions and limitations on transfer, and will be required to comply with the provisions of the Securities Act and SEC rules concerning registration requirements and/or exemptions from such requirements prior to seeking to dispose of such shares.

Even if an active public marked for our securities develops, it is not possible to predict the extent, liquidity and duration of any public trading market for post-Subsidiary Merger shares.

Even following the completion of the Subsidiary Merger, the size and nature of such trading market cannot be assessed or estimated in advance. We expect that trading may be extremely sporadic.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of Roomlinx Common Stock. There can be no assurance that a more active market for Roomlinx Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of Roomlinx Common Stock and on our ability to raise additional capital.

The ability of any such market to provide liquidity for the holders of such shares and to establish a reasonable and rational pricing mechanism, will likely depend on many variables. These may include general economic conditions, public evaluation of the business model being utilized by such successor entity, the revenues, earnings and growth potential of such entity, the reputation of its management, the general state of the U.S. telecommunications industry, the impact of competition and regulation, and the like.

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

In addition, pursuant to the terms of the Subsidiary Merger, the Company assumed the Consulting Agreements of Robert DePalo and SAB Management LLC (the “Consultants”).  Their consulting agreements each provide that in the event of any litigation, investigation or other matter naming Robert DePalo, SAB Management LLC or Andrew Bressman (Managing Member of SAB Management), the Company will pay 100% of legal fees to lawyers of their choice.

Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Resale of Shares Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, any lock-up agreement or shares issued upon the exercise of outstanding  options, warrants or restricted stock awards, it could create a circumstance  commonly  referred to as an “overhang” and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares (135,040,756) as of March 27, 2015 or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

Further Issuances of Equity Securities May Be Dilutive to Current Stockholders.

It is likely that we will be required to seek additional capital in the future. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price for our common stock.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock.  Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

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

Limited Market Due To Penny Stock Related to SPHC Capital Structure.  See “Risks” below.

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

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars ($5.00) per share; (ii) that are not traded on a “recognized” national exchange; and (iii) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

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

We do not anticipate paying cash dividends on our Common Stock, and accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have not declared or paid any cash dividend on our Common Stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

Notwithstanding the foregoing, the Company intends to continue to pay, amounts required under the terms of its Series A Preferred Stock, all of which is held by Allied International Fund, Inc., a company 100% owned by Rosemarie DePalo, the wife of Robert DePalo.

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

The trading price of the Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of the Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

●   actual or anticipated variations in our operating results;

●   announcements of developments by us or our competitors;

●   regulatory actions regarding our products;

●   announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●   adoption of new accounting standards affecting the our industry;

●   additions or departures of key personnel;

●   introduction of new products by us or our competitors;

●   sales of the our Common Stock or other securities in the open market; and

●   other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company.

Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Risks Related to Signal Point Business and Industry

Our market is extremely competitive and we face intense competition from other providers of communications services that have significantly greater resources.

The market for broadband and related services is highly competitive and we compete with several companies within each of our markets. We face competition from several different sources including wireless carriers, incumbent local exchange carriers, cable operators and Internet service providers. Many of these operators have substantially greater resources and greater brand recognition than we have. Further, there is no guarantee that they will not enter the wireless Internet connectivity market and compete directly with us for our subscriber base, which could have a material adverse effect on our future operations.

Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.

Many providers of communications services have competitive advantages over our operations, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources place us at a competitive disadvantage in our markets and may limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we will charge for similar services. Due to these and other competitive pricing pressures, we currently expect average monthly revenue per customer location to remain relatively flat or decline in the foreseeable future. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in its revenue.

We rely on third-party equipment vendors and integration partners. If we are unable to enter into agreements or arrangements with such equipment vendors or integration partners or if the equipment provided or services performed by such equipment vendors or integration partners do not perform as expected, this could impair our ability to offload our Wi- Fi network.

We rely on various equipment vendors and integration partners to provide us with equipment and services to offload our Wi-Fi network.  SPHC entered into a Unilateral Wi-Fi Roaming Agreement with AT&T in New York City to offer AT&T access to SPHC’s network to have AT&T customers offload the data traffic to SPHC’s network. This, in turn, frees up the carrier network for more voice calls. We cannot be certain that we will be able to rollout our Wi-Fi network in this manner. The failure to do so may have a material adverse effect on our business and operating results. This could negatively impact our business strategy.

The “Wholesale or “Neutral Host” model may require capital expenditures without having agreements from customers.

Our ability to profitably capture mobile wireless data users in each building is predicated on being able to secure sufficient “wholesale” revenue from wireless carriers who wish to off-load bandwidth from their “out-of-building” networks. We will have to scout locations and enter into wholesale agreements with significant wireless carriers in addition to AT&T to make the wholesale model work. It is likely that we will have to expend substantial capital to deploy our in-building wireless networks before we have additional commitments from wireless carriers to purchase its wholesale services.

The long distance telecommunications industry is highly competitive which may adversely affect our performance.

The long distance telecommunications industry, including VoIP, is intensely competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants. With recent developments in technology, the industry has relatively limited barriers to entry with numerous entities competing for the same customers. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Generally, our customers will be able to switch carriers at any time to other VoIP providers or traditional long distance telephone companies. We believe that competition in all of our markets is likely to increase. In each of our targeted regions, we will compete primarily on the basis of price (particularly with respect to our sales to other carriers), and also on the basis of customer service and our ability to provide a variety of telecommunications products and services. There can be no assurance that we will be able to compete successfully in the future.

Many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than us and a broader portfolio of services, control transmission lines and have strong name recognition and loyalty, long-standing relationships with our target customers, and economies of scale which can result in a lower cost structure for transmission and related costs. These competitors include, among others, AT&T, Verizon Business, Sprint and Verizon. We will also compete with numerous other long distance providers, some of which focus their efforts on the same customers targeted by us. Increased competition in the United States as a result of the foregoing, and other competitive developments could have an adverse effect on our future business, results of operations and financial condition.

Our relationships with other telecommunications companies are material to our operations and their financial difficulties or failure to pay may negatively affect our business.

We originate and terminate calls for long distance carriers, interexchange carriers and other local exchange carriers over our network and for that service we will receive payments called access charges. Some of the carriers that will pay these access charges to us will be our largest customers in terms of revenues. In the past, several of such carriers have declared bankruptcy or experienced substantial financial difficulties (e.g., MCI WorldCom and Global Crossing). Our inability to collect access charges from financially distressed carriers could have had a negative effect on our financial results and cash flows, as would any subsequent bankruptcies or disruptions in the businesses of these or other interexchange carriers. Our ability to collect past due amounts of access billings from carriers will be hampered by federal and state regulations governing these business relationships.

We use many vendors and suppliers that derive significant amounts of business from customers in the telecommunications business. Associated with the difficulties facing many service providers, some of these vendors and suppliers recently have experienced substantial financial difficulties, in some cases leading to bankruptcies and liquidations. Any disruptions experienced by these vendors and suppliers as a result of their own financial difficulties may affect their ability to deliver products or services to us, and delays in such deliveries could have an adverse effect on our business.

Furthermore, due to the complex and at times unclear regulatory environment, disputes between carriers for intercarrier compensation and other services are common. During the pendency of such disputes, carriers frequently withhold payment. These disputes can take years to settle or litigate and can substantially disrupt payments. As such, disputes of this nature can have a material adverse impact on us.

Our relationships with vendors, suppliers and customers are material to our operations and many of our contracts with such entities are out of term and in renewal terms.

We contract with many vendors, suppliers and customers that account for significant portions of our revenues or infrastructure. Many of the contracts we acquired upon our acquisition in bankruptcy of Wave2Wave Communications (“Wave2Wave”) were “out of term” (i.e., the original term of the contract had expired) when we assumed them and are in renewal terms (i.e., the contract is extended for some period of time depending on its terms) or “evergreen” (i.e., the terms of the former agreement continue while the parties renegotiate the agreement) while the parties negotiate replacement terms. Termination or renegotiation requests associated with these agreements may come at any time and negotiations, especially in the case of complex agreements, such as telecommunications interconnection agreements, can be extended. Any disruptions experienced by these vendors, suppliers and customers as a result of these negotiations or the sudden termination of an agreement may affect our ability to deliver products or services and impact our revenues and could have an adverse effect on our business.

If third-party vendors fail to deliver equipment or deploy our in-building network, we may be unable to execute our business strategy.

Our success will depend on third parties that we do not control to deliver equipment and deploy our in-building network. We rely on other companies to lease or sell to us telecommunications equipment, computer hardware and software, networking equipment and related services that are critical to the maintenance and operation of our network. We cannot be certain that third parties will be successful in their development and deployment efforts. Even if these parties are successful, the delivery and deployment process could be lengthy and subject to delays. If these delays occur, we will be unable to deploy our network for carrier offloading in a timely manner, negatively impacting our business plan and our prospects and results could be harmed.

Wave2Wave had one major supplier, Verizon, which accounted for more than 10% of its costs of services. We do not carry substantial inventories of our products and cannot be assured that we will be able to lease the products and services that we need on a timely basis, or in sufficient quantities. If we are unable to obtain critical services and products in the quantities required by us and on a timely basis, our business, financial condition and results of operations may be materially adversely affected.

We depend on third-party providers whom we do not control to install our integrated access devices at customer locations. We must maintain relationships with efficient installation service providers in current cities and identify similar providers as we will enter new markets in order to maintain quality in our operations.

The installation of integrated access devices at customer locations is an essential step that will enable our customers to obtain our services. We outsource the installation of integrated access devices to a number of different installation vendors in each market. We must insure that these vendors adhere to the timelines and quality that we require to provide our customers with a positive installation experience. In addition, we must obtain these installation services at reasonable prices. If we are        unable to continue maintaining a sufficient number of installation vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform installations of integrated access devices. We may not be able to manage such installations effectively using our own employees with the quality we desire and at reasonable costs.

We depend on local telephone companies for the installation and maintenance of our customers’ access lines and other network elements and facilities.

Our customers’ access lines are sometimes installed and maintained by local telephone companies in each of our markets.  If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. We expect to experience routine delays in the installation of access lines by the local telephone companies to our customers in each of our markets, although these delays are not expected to result in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides our services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our future operations. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s collocation facility would cause disruptions in our service.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although our network service is designed to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on its system, such as malfunctions in its software or other facilities, overloading of its network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Any significant disruption in its network could cause it to lose customers and incur additional expenses.

We depend on key personnel and our ability to hire and retain sufficient numbers of qualified personnel.

We rely heavily on the expertise, experience and continued services of Aaron Dobrinsky, our Chief Executive Officer, Christopher Broderick, our Chief Operating Officer, Andrew Bressman, Managing Director and Head of Corporate Development, as well as other key employees.  Although Messrs. Dobrinsky, Broderick and Bressman are employed under employment contracts, the loss of any of their services and the inability to replace any of them and/or attract or retain other key individuals, could materially adversely affect us.  If any of the three persons or other key executive employees were to leave, we could fact substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any success obtains the necessary training and experience.  We do not have key man life insurance policies on our management.

Our resources may not be sufficient to manage our intended growth; failure to properly manage potential growth would be detrimental to our business.

We may fail to adequately manage our intended future growth. Our initial administrative, financial and operational functions come from existing operations. Any growth in our operations will place a significant strain on our resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so.

In addition to our merger with Roomlinx, to the extent we acquire any business entity, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies and wireless carriers on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers and to expand our business, and may negatively impact our revenues.

We have agreements for the interconnection of our network with the networks of the local telephone companies and wireless carriers covering each market in which we will operate. These agreements also provide the framework for service to our customers when other local carriers are involved and provide for mutual compensation for traffic. We are required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will need to negotiate extension or replacement agreements as our existing interconnection agreements expire. Most of our existing interconnection agreements will have terms of three years, with automatic renewal terms of at least 30 days until terminated by a party, although the parties may mutually decide to amend the terms of such agreements. Should an agreement be terminated, if we cannot negotiate new favorable interconnection agreements, adopt an existing agreement, renew our existing interconnection agreements on favorable terms or at all, we may invoke binding arbitration by state regulatory agencies in the case of ILECs. The arbitration process is expensive and time-consuming, and the results of arbitration may be unfavorable to us. If we are unable to obtain favorable interconnection terms, it would harm our existing operations, revenues and opportunities to grow our business in our current and new markets.

We must keep up with rapid technology change and evolving industry standards in order to be successful. Our competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.

The markets for our services are characterized by rapidly changing technology and evolving industry standards. Any products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. Our future success will depend, in part, on our ability to effectively identify and implement leading technologies, develop technical expertise and influence and respond to emerging industry standards and other technology changes.

All this must be accomplished in a timely and cost-effective manner. We may not be successful in effectively identifying or implementing new technologies, developing new services or enhancing our existing services in a timely fashion. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we will have. We cannot assure you that we will obtain access to new technologies as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs or at all. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. Further, our   competitors, in particular the larger incumbent providers, enjoy greater economies of scale in regard to equipment acquisition and vendor relationships. As a result of those factors, we could lose customers and our financial results could be harmed. If we fail to identify and implement new technologies or services, our business, financial condition and results of operations could be materially adversely affected.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations can be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stresses experienced by global capital markets over the last few years have has resulted in continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, uncertain real estate markets, increased volatility and diminished expectations for the economy. These factors, combined with volatile oil prices, high unemployment levels and any decline in business and consumer confidence may have an adverse effect on our business.

We must maintain adequate processes and systems for collecting our accounts receivable, or if we are otherwise unable to collect material amounts of our accounts receivables our cash flow and profitability will be negatively affected.

The communications industry has experienced difficulties in the recent past in collecting accounts receivable from telecommunications providers due to the complexity involved in billing and the uncertainty with regard to certain regulatory matters. If we do not maintain adequate processes and systems for collecting our accounts receivable, our cash flow and profitability will be negatively affected.

We face considerable uncertainty in the estimation of revenues, related costs of services and their subsequent settlement.

Our revenues and the related cost of sales will often be earned and incurred with the same group of carriers who can be our vendors, suppliers and customers simultaneously. These revenues and their related costs may be based on estimated amounts accrued for pending disputes with other carriers, the contractual rates charged by our service providers, as well as sometimes contentious interpretations of existing tariffs and regulations. Subsequent adjustments to these estimates may occur after the bills are received/tendered for the actual costs incurred and revenues earned, and these adjustments can often be material to our future operating results. Industry practice is to routinely dispute charges that a company such as ours believes have been billed in error or incorrectly; these disputed balances are recorded in accounts payable in its consolidated balance sheets. Some of these disputed amounts are normally granted by providers in the form of credits subsequent to the periods in which they were incurred. In some cases we expect to enter into settlements with customers and issue credits against outstanding amounts owed in return for long-term agreements. These credits can be material to our results and will be charged directly against revenues in periods subsequent to where the revenues/costs of services were initially measured. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations. Actual results can differ from estimates, and such differences could be material.

Intellectual property infringement claims are common in the industry and, should such claims be made against us, and if we do not prevail, our business, financial condition and operating results could be harmed.

Patent positions in the telecommunications industry are uncertain and involve complex legal, scientific and factual questions and often conflicting claims. The industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, established companies have used litigation against emerging growth companies and new technologies as a means of gaining a competitive advantage. Third parties may claim we are infringing their patents, copyrights, trademarks or other intellectual property and may go to court to attempt to stop us from engaging in our ongoing operations and activities. These lawsuits can be expensive to defend and conduct and may divert the time and attention of management.

If a third-party successfully asserts an infringement claim against us, a court could order us to cease the infringing activity.

The court could also order us to pay damages for the infringement, which could be substantial. Any order or damage award could harm our business, financial condition and operating results.

In addition, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the relative priorities of our inventions and third parties’ inventions. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

If we were unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third-party’s patent and could temporarily or permanently have to discontinue manufacturing and selling the infringing products. If this were to occur, it would negatively impact future sales and could harm our business, financial condition and operating results.

Our business activities may require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

Signal Point believes that we may need to raise additional capital from equity or debt sources in order to meet our working capital and capital expenditure requirements as well as other potential cash needs to finance future growth, including the deployment of our network for Wi-Fi offloading by carriers and the expansion of service within existing markets and to new markets, which can be capital intensive.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. In order to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business as described above. If we raise funds by selling more stock, your ownership in us will be diluted, and we may grant future investors preferred rights superior to those of the Common Stock that you own. If we are unable to obtain additional capital when needed, we will have to delay, modify or abandon some of our expansion plans, including, but not limited to, the deployment of our network for Wi-Fi offloading by carriers. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write- offs or other accounting charges, and otherwise materially harm our financial condition and results of operations.

We may not be able to continue to grow our customer base at prior rates, which would result in a decrease in the rate of revenue growth.

Future growth in our existing markets may be more difficult than prior growth, due to increased or more effective competition in the future, difficulties in scaling our business systems and processes, or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers. Failure to continue to grow our customer base at prior rates would result in a corresponding decrease in the rate of its revenue growth.

Our systems may experience security breaches which could negatively impact our business.

Despite the implementation of network security including firewalls, encryption for the radio frequency signal and user authentication measures, the core of our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses or other problems caused by third parties could lead to significant interruptions or delays in service to customers. We may face liability associated with such breaches and may lose potential customers. While we will attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses in our license agreements and by maintaining product liability insurance, there can be no assurances that such measures will be effective in limiting our liability for such damages or avoiding government sanctions.

Our inability to secure roaming agreements with wireless carriers may affect our ability to provide “single device” services.

We are offering commercial wireless carriers the ability to “roam” onto our Wi-Fi network within the buildings we operate, initially with respect to the data services provide by those commercial carriers and later with respect to the voice services those providers offer. This will permit those carriers’ customers to transmit and receive data (and later voice) by connecting to the building’s wireless network, instead of the carrier’s network. However, our ability to offer these services to the customers of commercial carriers will depend on our ability to enter into “roaming” agreements with CMRS (commercial mobile radio service) carriers. We also ultimately plan to offer single devices that will operate voice and data services on our Wi-Fi network while in buildings we cover and on the networks of other carriers when users leave those buildings. Our ability to have customers use these “single device” services will depend on our ability to secure roaming agreements with other carriers.

The wireless portion of our Wi-Fi network operates in the unlicensed frequency band, which means other operators can operate in the same frequency and there is a risk of interference with our wireless signal.

Because we operate our in-building Wi-Fi network in unlicensed spectrum, other devices are allowed to operate in the same frequency band in the same geographic areas in which we operate. Users of unlicensed spectrum are not entitled to protection from other users of that spectrum. Therefore, use of unlicensed spectrum is inherently subject to interference from third parties. While several precautions have been taken to avoid interference, there is no guarantee that we will not experience interference on the wireless portion of our network. If we experience interference, it could cause customers to be dissatisfied with our wireless services, resulting in customers cancelling this portion of services or cancelling all of our services. This could greatly impair our ability to retain and or generate new customers in any building that has interference issues.

As a result of the Wave2Wave Acquisition, we have substantial senior indebtedness which may require us to seek additional financing, minimize capital expenditures, or seek to refinance some or all of our debt.

As a result of the Wave2Wave acquisition, the principal amount of SPHC’s indebtedness to the senior lenders thereunder totaled approximately $15,328,397 at the end of 2012. (Both Senior Lenders are affiliates of Robert DePalo, currently the Company’s principal stockholder.)  In a 2012 exchange and redemption offering to Brookville and Veritas holders by SPHC, such holders accepted 6,156,213 shares of Common Stock, at a then valuation of $1.20 per share, in exchange for a portion of their respective Brookville and Veritas holdings. In 2014, the Company issued an additional 2,581,657 shares of Common Stock in exchange for the cancellation of $3,872,489 of debt held by Brookville and Veritas. The 2012 exchange and redemption transaction resulted in a reduction of approximately $7,388,603 in the total amount of principal of and accrued interest on SPHC indebtedness to the Senior Lenders, and the shares of Common Stock issued to the exchanging holders of the Senior Lenders were contributed to SPHC’s treasury by Mr. DePalo from his personal holdings.

Despite such reduction, SPHC’s outstanding senior indebtedness, which carries a weighted annual interest rate of 14%, is approximately $2,943,000 plus interest as of December 31, 2014. Such indebtedness, which is substantial in relation to our size, could adversely affect the Company’s financial position, and limit our available cash and the Company’s access to additional capital.  As a result of the Subsidiary Merger, the Company may need to obtain additional financing to repay this and other outstanding indebtedness. If we are unable to obtain additional financing, we may be unable to retire the debt designated above and we may be in default in the repayment of such debt, which would have a material adverse effect on our financial position, results of operations and related cash flows.

The level of SPHC’s indebtedness could have important consequences, including:

●     a substantial portion of our cash flow from operations will be dedicated to debt service and may not be available for other purposes;

●     limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we will operate;

●     limiting our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable terms;

●     making us more vulnerable to economic and industry downturns and may limit our ability to withstand competitive pressures;

●     placing us at a competitive disadvantage to our competitors with less indebtedness;

●     limiting our ability to fund working capital, capital expenditures, and other general corporate purposes; and

●     reducing our flexibility in responding to changing business and economic conditions.

The terms of our Senior Lenders’ credit facilities contain restrictions and limitations that could significantly impact our ability to operate our business.

SPHC is required to maintain compliance with certain financial covenants and our credit facilities contain certain restrictions and limitations that could significantly limit our ability to operate our business. In the absence of any required waiver or consent, these restrictions may limit its ability to:

●     incur or guarantee additional indebtedness;

●     create liens on our assets;

●     make investments;

●     engage in mergers and acquisitions;

●     redeem capital stock

●     make capital expenditures;

●     sell any of our assets;

●     maintain certain leverage ratios on a quarterly basis; and

●     declare any dividends.

Therefore, we will need to seek permission from our Senior Lenders in order to engage in some corporate and commercial actions that we believe would be in the best interest of our business, and a denial of permission may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Our Senior Lenders’ interests may be different from our interests or our Stockholders’ interests, and we cannot guarantee that we will be able to obtain our Senior Lenders’ permission when needed.

Our ability to comply with the covenants and restrictions contained in our credit facilities may be affected by economic, financial and industry conditions and other factors beyond our control. Any default under our credit facilities, which is not waived by the required lenders could substantially decrease the value of your investment. If we are unable to repay indebtedness, our Senior Lenders and any new facilities could proceed against the collateral securing that indebtedness. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or need to scale back our operations. Our ability to comply with these covenants in future periods will also depend substantially on the value of our assets, our success at keeping our costs low and our ability to successfully implement our overall business strategy.

We are highly leveraged and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make debt service payments.
We are highly leveraged and may increase the amount of our indebtedness in the future. Our high level of indebtedness could have important consequences to stockholders.

Because we will be highly leveraged:

●     our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or general corporate purposes may be impaired in the future;

●     if new debt is added to our debt levels, the related risks that we will face would increase and we may not be able to meet all of our debt obligations;

●     a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes, and there can be no assurance that our operations will generate sufficient cash flow to service this indebtedness;

●     it may be more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

●     we may be more vulnerable to general adverse economic and industry conditions;

●     we may be at a competitive disadvantage compared to our competitors with less debt or comparable debt at more favorable interest rates;

●     our ability to refinance indebtedness may be limited or the associated costs may increase; and

●     our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins or our business.

Highly leveraged companies are significantly more vulnerable to unanticipated downturns and setbacks, whether directly related to their business or flowing from a general economic or industry condition, and therefore are more vulnerable to a business failure or bankruptcy.

Customer Effect from Bankruptcy Filing and Lack of Profitability.

Our inability to perform for our customers for whatever reason would have a significant impact on our business operations. SPHC is still transitioning from the acquisition of the Wave2Wave assets, and is servicing certain former customers of Wave2Wave, who may suspend or terminate business activity with SPHC due to their concerns about our long term financial stability. These factors could have a material adverse effect on our financial position, cash flows, and operating results.

No Assurance of Success of Cost Reduction Plan.

Due to the significant and continuing operating losses Wave2Wave experienced prior to and during its bankruptcy proceedings, it initiated a cost reduction plan in an effort to better align its operating cost structure with its reduced level of sales. SPHC has continued to seek to reduce our labor costs through natural employee attrition, and reductions in our work force, as well as other potential areas of cost reduction. There can be no assurance that we will be successful in implementing this plan or reducing our operating costs.

Regulatory Risks

We are subject to complex and sometimes unpredictable government regulations. Changes to such regulations could have a material adverse impact on our business operations or, if we fail to comply with these regulations, we could incur significant fines and penalties.

Our operations are subject to regulation by the FCC and other federal, state and local agencies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas, require that SPHC maintains licenses for its operations and conducts its operations in accordance with prescribed standards. These requirements are frequently changing and will impact various aspects of our business. We will frequently be involved in regulatory proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand its business and introduce new products and services. In particular, we are subject to Universal Service Fund, Consumer Proprietary Network Information, Communications Assistance With Law Enforcement Act and various reporting requirements. We will incur various costs in complying and overseeing compliance with these laws and regulations and new requirements as they become effective.

The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state level could also adversely affect our business plans. New regulations could restrict the ways in which we can manage our wireline and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. In addition, the FCC has several proceedings pending that are considering the imposition of additional requirements on wireline and wireless services. One such proceeding (“In the Matter of Preserving the Open Internet Broadband Industry Practices,” GN Docket No. 09-191; WC Docket No. 07-52), resulted in the adoption by the FCC on December 21, 2010 (and release on December 23, 2010), of the so called “net neutrality” rules with the stated goal of preserving the openness of the Internet. The rules limit the ways that a broadband Internet access service provider manages its network and the services it could provide over the network. The rules apply to all providers of broadband Internet access services, whether wireline or wireless (albeit addressing wireless and wireline service providers differently). The rules only apply to “mass market” customers (i.e., a service marketed and sold on a standardized basis to residential customers, small businesses, and other end-user customers such as schools and libraries) and generally do not apply to enterprise level customers. Specifically, the rules provide that a broadband Internet access provider: 1) cannot prevent its users from sending or receiving lawful content over the Internet; 2) cannot prevent its users from using lawful applications and/or services; 3) cannot prevent its users from connecting to and using the user’s choice of lawful devices that do not harm the network; 4) cannot deprive its users of competition among network providers, applications, content or services; 5) must treat lawful content, applications or services in a nondiscriminatory manner; and 6) must disclose information on network management and other practices reasonably required for users and application, content and service providers to enjoy the protections of the rules. However, the rules do allow for network management practices that are reasonably appropriate and tailored to achieving a legitimate network management purpose, taking into account the particular network architecture and technology of the broadband Internet access service. The rules do not supersede statutes such as CALEA, FISA, and ECPA, nor are they intended to prevent providers’ ability to respond to law enforcement authorities’ needs to coordinate disaster relief or other emergency response efforts. The rules also permit practices that prevent transfer of unlawful content and unlawful transfers of content.

The FCC’s net neutrality rules could limit our flexibility in managing our broadband networks and delivering broadband services, and could have an adverse effect on certain of our business operations and restrict our ability to compete in the marketplace. The new rules would also require enhanced disclosure in our terms and conditions to the extent such new disclosures are required. Finally, end users may bring action at the FCC if they feel a provider has breached the rules or the FCC may institute an enforcement action upon its own motion.

We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the telecommunications industry in general. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us. If we fail to comply with any existing or future regulations, restrictions or interpretations, we could incur significant fines and penalties, including, but not limited to, loss of license or suspension of operating authority.

Federal or state regulators may take actions that materially reduce the amounts we can collect from other carriers.

Signal Point obtains a substantial portion of its revenue from the fees it is allowed to charge other carriers for sending traffic onto its network. These fees, generally referred to as intercarrier compensation, accounted for approximately 15% of the Company’s total revenues during the fiscal year ended December 31, 2013. Intercarrier compensation usually falls into two categories, access charges for long distance calls and reciprocal compensation for local calls. The Federal Communications Commission, or the FCC, regulates the amount we can charge other carriers for using our network to originate or terminate interstate calls. The FCC is considering rules that could substantially reduce the amount of intercarrier compensation we will be able to assess other carriers. State utility commissions regulate the access charges we will be able to assess other carriers for originating or terminating in-state long distance calls. These intrastate access charges are typically higher than interstate access charges, and in some cases we may charge more for access than its primary incumbent carrier competitors. State commissions may reduce the level of intrastate access charges we can impose to interstate levels or the level of the incumbent carriers.

A number of states have already taken such steps and additional states where Signal Point provides service, are in the process of considering reducing intrastate access charges. Any of these regulatory actions, if taken, could materially reduce our revenues.

Regulatory decisions could materially increase our costs of leasing last-mile facilities.

In order to reach our end user customers, we will often lease lines from incumbent carriers, who will also be our competitors. The extent to which the incumbent carrier must provide these facilities to us at low rates is dependent on federal and state regulatory actions. To date, we are still able to lease these facilities at low rates in most of our intended markets.

Incumbent carriers are, however, allowed to escape this requirement in discrete geographic areas, typically in major urban centers, where there is substantial competitive deployment of facilities by other carriers. Additionally, incumbent carriers have been employing a statutorily authorized process called regulatory forbearance in an effort to lift these requirements over much larger areas. To the extent that the incumbents are successful in these actions in markets where we will operate, our costs of obtaining these facilities could materially increase, adversely affecting our profit margins.

The FCC is reexamining its policies towards VoIP and telecommunications in general and changes in regulation could subject us to additional fees or increase the competition it faces.

Voice over Internet Protocol, or VoIP, can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has ruled that some VoIP arrangements are not regulated as telecommunications services, but that a conventional telephone service that uses Internet protocol in its backbone is a telecommunications service. The FCC has initiated a proceeding to review the regulatory status of VoIP services and the possible application of various regulatory requirements, including the payment of access charges, which are not required at the present time. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us, while carriers dispute its charges during the FCC’s review of the issue. We cannot predict whether or when VoIP providers may be required to pay or be entitled to receive access charges, or the extent to which users will substitute VoIP calls for traditional wireline communications. Furthermore, if, as planned in our business strategy, we carry wireless carrier originated voice traffic over the Wi-Fi network, this traffic may be considered interconnected VoIP traffic under the FCC’s rules and may be subject to separate regulatory requirements for us and the wireless carriers.

Prepaid calling card services may be subject to additional disclosure requirements and access charge disputes.

One of our lines of business may be to provide prepaid calling card services. New prepaid calling card disclosure requirements may be adopted that could increase our cost of doing business. Moreover, the FCC ruled in 2006 that certain prepaid calling card providers are subject to access charges for long distance calls using their cards. Some local exchange companies, incumbent carriers in particular, may claim that us or other prepaid calling card providers have not paid access charges on traffic that should be subject to such charges. These disputes, if resolved against prepaid calling card providers, could materially increase our costs of providing prepaid calling card services. As a local exchange carrier, we will also provide local access services for other prepaid calling card providers. In conjunction with the FCC’s 2006 ruling, the FCC has been asked to clarify which carrier, the local exchange carrier or the prepaid calling card provider, is responsible for paying access charges, if applicable, when local access is used to originate a prepaid calling card call. A ruling regarding which local exchange carrier can charge access charges on such calls or that the local exchange carrier terminating such calls could be liable for access charges on prepaid calling card interexchange calls could impose additional costs on Wave2Wave and adversely impact its revenues.

Judicial review and FCC decisions pursuant to the Federal Telecommunications Act of 1996 may adversely affect our business.

The Telecommunications Act of 1996 provides for significant changes and increased competition in the telecommunications industry. This federal statute and its related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect the legislation will have on us, our operations and our competitors. In addition to reviewing intercarrier compensation and access to last mile facilities, the FCC is also examining its universal service policies, including policies with respect to both contribution and disbursement that could have an effect on the amount and timing of our receipt of universal service funds for switching support. Changes in the universal fund could also increase the amount we must contribute to the fund. Further, many FCC telecommunications decisions are subject to substantial judicial review and delay. These delays and related litigation create uncertainty over federal policies and rules, and may affect our business plans, investments and operations.

In addition, because SPHC  is incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

Insiders will continue to have substantial control over the Company, which could delay or prevent a change in corporate control or result in the entrenchment of management or our board of directors.

As of the date of this Report, Robert DePalo, together with any affiliates and related persons, beneficially owns, in the aggregate, approximately 45,120,857 (33.4%) shares of our 135,040,756 outstanding shares of common stock.  As a result, Mr. DePalo will have the ability to determine the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. Also, by virtue of the rights provided in the Company’s Series B Preferred shares issued to Mr. DePalo, as described below under “Risks Related to SPHC Capital Structure,” Mr. DePalo will have the ability to control the management and affairs of the Company in the foreseeable future. The foregoing could have the effect of:

●     delaying, deferring or preventing a change in control;

●     entrenching our management or our Board of Directors;

●     impeding a merger, consolidation, takeover or other potential transaction affecting our business or the control of our Company.

We do not anticipate paying cash dividends on our Common Stock, and accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have not declared or paid any cash dividend on our Common Stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

Notwithstanding the foregoing, the Company intends to continue to pay, amounts required under the terms of its Series A Preferred Stock, all of which is held by Allied International Fund, Inc., a company 100% owned by Rosemarie DePalo, the wife of Robert DePalo.

Because the Subsidiary Merger may be characterized as a “reverse merger,” we may not be able to attract the attention of brokerage firms.

The Subsidiary Merger may be characterized as a “reverse merger.” Accordingly, additional risks may exist as a result of such characterization. For example, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We cannot provide assurance that we will be able to maintain the status of a public reporting company.

While Roomlinx is currently a public reporting company, the continuation of such status will depend on various factors such as continuous and timely filing of audited financial statements and other required periodic reports with the SEC, satisfying the internal control and assessment requirements of the Sarbanes-Oxley Act of 2002, and instituting and monitoring procedures to control the unauthorized use of company information and prevent inside trading violations.

Applicable regulatory requirements may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We have been assessing our internal controls and believe that they require improvements. If we fail to implement changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls, it could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

Risks Related to SPHC Capital Structure

Robert DePalo, the Company’s principal stockholder, has the ability to control most of the Company’s corporate affairs as a result of the Subsidiary Merger.  The Subsidiary Merger Agreement provides that following the closing of the Subsidiary Merger, the Company will change its name to SignalShare Media Group, Inc. and adopt the Certificate of Incorporation of SPHC, which includes the following two series of Preferred Stock:

Series A Preferred Stock

Allied International Fund (“Allied”) is the holder of Series A Preferred Stock of SPHC that it received as a result of rendering certain consulting services. Each share of Series A Preferred is convertible, at the option of the holder and at any time, into one share of common stock of SPHC, subject to adjustments for stock splits, recapitalizations and stock dividends and subject to further adjustments made as a result of anti-dilution provisions. The Series A Preferred Stock also provides for a liquidation preference and one percent (1%) of the gross revenues of SPHC with a minimum payment of $50,000 per year.  Allied is wholly owned by RoseMarie DePalo, Mr. DePalo’s wife. Mr. DePalo disclaims any beneficial ownership in Allied.  Allied and Mrs. DePalo also provided loans of $250,000 and $270,000 to SPHC in the form of Promissory Notes dated March 26, 2015 and March 30, 2015 as short term loans.

Series B Preferred Stock

In consideration of his capitalization of SPHC, SPHC issued to Mr. DePalo Series B Preferred Stock, as described below. As the sole holder of SPHC’s Series B Preferred Stock, Mr. DePalo has the right to authorize and approve or prohibit a wide variety of corporate activities and transactions.

The Series B Preferred Stock provides the holder with the following rights and certain control authority;

■     The Series B Preferred Stock entitles the holder (the “Series B Holder”) to vote the Series B Shares up to a number of votes equal to sixty percent (60%) of the issued and outstanding shares eligible to vote at a meeting or to be voted via a written consent.

■     The Series B Holder is entitled to designate one board member (the “Series B Designee”).  The Series B Designee is entitled to vote up to sixty percent (60%) of the votes eligible to be cast at any Board of Directors Meeting or an action taken by written consent.

■     The Series B Holder is entitled to the following rights:

■     the authority of the increase or decrease the number of authorized shares of any series of the Common Stock or any Preferred Stock or authorize the issuance of or issue any shares of Common Stock or Preferred Stock;

■     modify any organizational document of SPHC or any subsidiary of SPHC;

■     approval of any issuance of any indebtedness or debt security by SPHC or any subsidiary, other than in the ordinary course of business;

■     the authority to approve any encumbrance or lien upon any of its properties or assets now owned or hereafter acquired by SPHC;

■     the authority to assume, guarantee, endorse or otherwise become liable upon the obligation of any person, firm or corporation (other than wholly-owned subsidiaries of SPHC), except by the endorsement of negotiable instruments for deposit or collection in the ordinary course of business;

■     the authority to increase the authorized number of directors constituting the Board from the number which currently exists;

■     the authority to declare bankruptcy, dissolve, liquidate or wind up the affairs of SPHC or subsidiary of SPHC;

■     the authority to effect, or enter into any agreement to effect any transaction that results in a Change of Control (as defined);

■     the authority to replace and/or terminate SPHC’s Chief Executive Officer, President and/or Chairman of the Board of Directors;

■     the authority to modify and/or change the nature of SPHC's business;

■     the authority to acquire, or cause a subsidiary of SPHC to acquire, in any transaction or series of related transactions, the stock or any material assets of another person or entity, or enter into any joint venture with any other person or entity, for aggregate consideration greater than $100,000 including the direct or indirect assumption of liabilities);

■    the authority to enter into, or become subject to, any agreement or instrument or other obligation which by its terms restricts SPHC's ability to perform its obligations under this Certificate of Designation or restricts the rights of the Series B Holder hereunder;

■     the authority to amend, modify or adopt any Equity Incentive Plan of SPHC;

■     the authority to retain any employee for compensation in excess of $75,000 per annum;

■     The Series B Holder is also entitled to certain periodic meetings with the Board;

■     authorize an offering or contemplation of any transaction pursuant to which SPHC shall issue or sell to any person or entity shares of any class of Common Stock or Preferred Stock or any other equity interest of SPHC (including, but not limited to, any instrument that is convertible into Common or Preferred Stock of SPHC); and

■     The Series B Holder shall have exclusive control over SPHC’s bank accounts as identified in SPHC’s books and records and shall have access to all operating accounts of SPHC and any of its subsidiaries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We lease our principal offices, which are located at 11101 W. 120th Avenue, Suite 200, Broomfield, CO 80021, consisting of approximately 10,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to the various legal proceedings and claims discussed below as well as certain other non-material legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the “Action”).  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  See Note 17 of Notes to Consolidated Financial Statements for the terms and conditions of the Settlement Agreement with TIG.

The Company received a request for indemnification from Hyatt Corporation (“Hyatt”) dated July 3, 2013 in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.

The Company is in receipt of a letter from an attorney representing a past employee claiming retaliation and discrimination in connection with the termination of his employment seeking damages approximating $85,000.  No claim has been file with the District Court.  The Company and the employee settled the matter for a non-material amount in 2014.

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company settled the claim in May 2015 by agreeing to pay Arrow a total of $57,000 over the next 9 months.

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC (“WFG”) demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company evaluated all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment and formally responded in a letter dated December 1, 2014 in which the Company denied WFG’s claims and additionally made separate counter-claims against WFG.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2014 and December 31, 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying consolidated balance sheet in the amount of approximately $1,262,000 and $1,295,000, respectively.  See risk factors for discussion of potential effect of the foregoing on the Company.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSI of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt’s September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the “November 14th Letter”) received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt’s November 14th Letter and again determining that Hyatt’s grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt’s claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

The Company is in receipt of a letter dated April 10, 2015 on behalf of America’s Growth Capital, LLC d/b/a AGC Partners (“AGC”) demanding payment from the Company for amounts relating to the occurrence of a strategic transaction between the Company and Signal Point Holdings Corp in the amount of $300,000.  The Company has evaluated all of its options, including legal options, with respect to the validity of the AGC letter and the alleged grounds for demanding payment and formally responded in a letter dated April 16, 2015 in which the Company denied AGC’s claims.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

The Company’s Common Stock quoted with OTC Markets Group under the symbol “RMLX”.  The Company’s Class A Preferred Stock is also quoted with OTC Markets Group, under the symbol “RMLXP”.  For the periods indicated, the following table sets forth the high and low bid quotations for our Common Stock and Class A Preferred Stock as reported by the National Quotation Bureau, Inc.  All share and per share data in this section reflect a one for sixty (60) reverse stock split effected on April 1, 2015.  The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

SYMBOL	TIME PERIOD	LOW	HIGH

RMLX	January 1, - March 31, 2013	$69.00	$143.40
	April 1, - June 30, 2013	$31.20	$114.00
	July 1, - September 30, 2013	$6.60	$39.00
	October 1, - December 31, 2013	$1.80	$20.40

	January 1, - March 31, 2014	$5.40	$24.00
	April 1, - June 30, 2014	$12.00	$18.00
	July 1, - September 30, 2014	$7.20	$16.80
	October 1, - December 31, 2014	$2.40	$8.40

RMLXP	January 1, - March 31, 2013	$12.00	$12.00
	April 1, - June 30, 2013	$6.00	$12.00
	July 1, - September 30, 2013	$6.00	$6.60
	October 1, - December 31, 2013	$6.00	$6.00

	January 1, - March 31, 2014	$6.00	$8.40
	April 1, - June 30, 2014	$12.60	$15.60
	July 1, - September 30, 2014	$12.60	$14.40
	October 1, -December 31, 2014	$10.20	$14.40

The closing bid for the Company’s Common Stock on the OTC Pink Limited  on May 12, 2015 was $2.30.   Stockholders are urged to obtain current market quotations for our common stock.  As of May 13, 2015, 135,040,756 shares of Common Stock were issued and outstanding (giving retroactive effect to the 1 for 60 reverse stock split and subsequent dividend) which were held of record by approximately 139 stockholders.  As of May 13, 2015, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by a single shareholder although we believe that an estimated 40 beneficial shareholders own Class A Preferred Stock.

Dividends

The Company has not paid any cash dividends on its stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2014 accumulated but unpaid Class A Preferred Stock dividends aggregated $211,080. Payments must come from funds legally available for dividend payments.  It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Issuer Purchases of Equity Securities

During 2014, the Company did not repurchase any shares of its common or preferred stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements, the accompanying notes to these financial statements, and the other financial information that appears elsewhere in this Annual Report on Form 10-K or our SEC filings.

GENERAL

Currently we offer the following services to our customers:

•	Site-specific determination of needs and requirements;
•	Design and installation of the wireless or wired network;
•	Customized development, design and installation of a media and entertainment system;
•	IP-based delivery of on-demand high-definition and standard-definition programming including Hollywood, Adult, and specialty content;
•	Delivery of free-to-guest (“FTG”) television programming via satellite;
•	Full maintenance and support of the network and Interactive TV product;
•	Technical support to assist guests, hotel staff, and residential and business customers, 24 hours a day, 7 days a week, 365 days a year;
•	Delivery of an advertising and E-commerce platform through iTV.

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

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.  With Roomlinx, iTV guests will have access to a robust feature set through the HDTV such as:

•	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more
•	International and U.S. television programming on demand
•	Web Games
•	MP3 player and thumb drive access
•	Ability to send directions from the iTV system to a mobile device

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

The Company generates revenue through:

•	Ongoing connectivity service and support contracts
•	Network design and installation services
•	Delivery of content and advertising
•	Delivery of business and entertainment applications
•	E-commerce
•	The customization of its software
•	Software licensing
•	Delivery of pay-per-view content
•	Sale of video-on-demand systems

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

The Company generates revenue through:

•	The design and installation of FTG systems
•	Delivery of television programming fees and/or commissions

Customers typically pay a one-time fee for the installation of the equipment and then pay monthly programming fees for delivery of a specific TV channel lineup.

Wired Networking Solutions and Wireless Fidelity Networking Solutions.

We provide wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high speed internet access at hotels, resorts, and timeshare locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort, and timeshare guests. We specialize in providing advanced Wi-Fi wireless services.

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

The Company generates revenue through:

•	Network design and installation services
•	Delivery of telephone service (billed monthly)
•	Delivery of Internet service (billed monthly)
•	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
•	Management fees for the management of affiliated communication systems

Highlights

The highlights and business developments for the year ended December 31, 2014 include the following:

•	Reduced operations expense approximately 21% year over year.
•	Reduced product development expense approximately 33% year over year
•	Reduced selling, general and administrative expense approximately 27% year over year.
•	Hospitality recurring revenue increased approximately $200,000 or 4% year over year.
•	Reduced operating loss by approximately $959,000 or 29%

Hyatt Master Services Agreement

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

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSI of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the “November 14th Letter”) received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt’s November 14th Letter and again determining that Hyatt’s grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt’s claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

Trends and Business Outlook

We believe there has been a fundamental shift in the way people communicate and from where they get their content.  This shift is affecting guest habits within the hotel room.  Hotel guests are getting their content from the internet or alternative mobile sources, such as laptops and smartphones.  Roomlinx developed the Interactive TV platform to embrace these changing habits and allow guests easy access to their content, work, and the internet via the in-room flat panel LCD.   As guest habits continue to shift to mobile devices we will look to including tablets, laptops, and smartphones in our content and media offerings.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts and property and equipment valuation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition: The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - systems installations and a variety of services related to high speed internet access, free-to-guest programming, video on demand, and iTV as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment, however, once the deliverables have been identified, the Relative Fair Value of each Element was determined under the concept of Relative Selling Price (RSP) for which the Company applied the hierarchy of selling price under ASC Topic 605, “Revenue Recognition”.

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

Accounts receivable: We estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including analysis of historical collection rates and the current credit-worthiness of significant customers.

Inventory: Inventory includes materials on-hand at our warehouses as well as the cost of hardware, software, and labor which has been incurred by us for installation at our customer’s property, but has not been accepted by the customer.

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

Income taxes: Since inception, we have accumulated substantial net operating loss carry forwards for tax purposes.  There are statutory limitations on our ability to realize any future benefit from these potential tax assets and we are uncertain as to whether we will ever utilize the tax loss carry forwards.  Accordingly, we have recorded a valuation allowance to offset the deferred tax asset.

Stock-based compensation: The Company provides compensation costs for our stock option plans determined in accordance with the fair value based method to estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provide for expense recognition over the service period, if any, of the stock option.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

During the year ended December 31, 2013, the Company realized a loss on discontinued operations related to the determination to cancel hospitality contracts serviced by Cardinal Hospitality, Ltd., a wholly-owned subsidiary (see Note 10 of the consolidated financial statements) as of December 20, 2013.  The cancellation of these contracts was based on an analysis by the Company whereby it was determined that the continuing decline of recurring revenues associated with the CHL VOD product were generating losses at the individual property level.  Accordingly the Company determined to eliminate these contracts.

Our revenues for the years ended December 31, 2014 and 2013 were $7,369,590 and $9,448,543 respectively, a decrease of approximately $2,079,000, or 22%, reflecting a decrease in installation revenue of approximately $2,250,000, or 63% and an increase in recurring revenue of approximately $200,000, or 4%.  The primary driver in our reduction of revenue can be attributed to fewer installs in 2014.

Direct costs exclusive of operating expenses for the years ended December 31, 2014 and 2013 were $4,819,634 and $6,880,599 respectively, a decrease of $2,060,965, or 30%.  Installation direct costs decreased approximately $1,860,000 and include the cost of equipment and labor. Recurring direct costs remained flat compared to 2013 and primarily includes the costs of our 24x7 call center, free to guest programming, pay per view content and 3rd party labor.

Hospitality

The hospitality segment includes hotel and meeting rooms in the following geographic segments: United States, Canada, and Other Foreign.  As of December 31, 2014, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access, interactive TV services, video-on-demand, free to guest programming, and, advertising and e-commerce products.  Effective December 20, 2013, Canadian and Aruba hospitality contracts serviced by CHL were cancelled by Roomlinx, as more fully discussed in Note 10 of the consolidated financial statements.

United States: US hospitality revenue for the year ended December 31, 2014 and 2013 was $6,262,410 and $8,050,570 respectively, a decrease of $1,788,160 or 22%.  This decrease consists of approximately $2,040,000 of installation revenue and an increase in recurring revenue of approximately $250,000 or 5%.  As of December 31, 2014 and 2013, the Company had approximately 65,000 and 64,000 RGUs in service.  Substantially all of the increased recurring revenue was attributable to the Hyatt MSA.

Canada: Canadian hospitality revenue for the year ended December 31, 2014 and 2013 was $266,446 and $360,977 respectively, a decrease of $94,531.  This decrease is primarily due to a decrease in installation revenue of approximately $70,000 in 2014. Recurring revenue decreased from approximately $79,000 to $54,000, or $25,000 as a result of less installations.

Other Foreign: Other foreign hospitality revenue for the years ended December 31, 2014 and 2013 was $11,585 and $175,002 respectively, a decrease of approximately $164,000 or 93%.  This decrease is primarily due to no installation revenue in 2014.  Recurring revenue decreased from approximately $38,000, to $12,000 the result of cancelling a contract with a resort hotel and no new installations in 2014.

Residential

Our residential segment includes multi-dwelling unit and business customers in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Residential revenue for the year ended December 31, 2014 and 2013 was $829,149 and $861,994 respectively, a decrease of $32,845 or 4%.  We believe the decline in recurring revenue relates to a reduction in use of traditional phone lines and increased competition.

Operating Expenses

Total operating expenses for the years ended December 31, 2014 and 2013 were $4,859,201 and $5,836,664 respectively, for a net decrease of $997,463, comprised of a decrease of $1,307,975 in continuing costs of operations less an increase in the loss on asset impairment of $330,512.  The decrease in operating costs is primarily due to a cost reduction and containment program generating a savings of $1,307,975 the result of a 38% decrease in personnel, reducing payroll and related costs of $802,562 and various operating costs with a net decrease of $505,413, as discussed in the following paragraphs.

Operations expense for the years ended December 31, 2014 and 2013 was $1,010,731 and $1,278,320, respectively, a decrease of $267,589 or 21%.  This decrease is primarily due to a 30% decrease in salaries and wages of $252,171.

Product development expenses for the years ended December 31, 2014 and 2013 was $536,500 and $805,885 respectively, a decrease of $269,385 or 33%.  This decrease is primarily due to a 35% decrease in salaries and wages of $152,895, and reductions in various operating accounts of $116,490.

Selling, general and administrative expenses for the years ended December 31, 2014 and 2013 was $1,941,075 and $2,672,324, a decrease of $731,249 or 27%.  This decrease is primarily due to the following decreases in costs: (i) a 50% decrease in salaries and wages of $454,049, (ii) bad debt expense decrease of approximately $23,000, (iii) a decrease in marketing and trade show expense of approximately $40,000, and various operating and employee benefit accounts with a net decrease of $214,200.  These decreases were offset by an increase in legal fees approximating $71,000.

Depreciation expense for the years ended December 31, 2014 and 2013 was $207,954 and $247,706, respectively, a decrease of approximately $40,000 or 16%.

During the years ended December 31, 2014 and 2013, the Company recognized a loss on the impairment of assets of $1,162,941 and $832,429 respectively related to the determination that the carrying value of inventory would not be recoverable from the estimated future cash flows expected from their use and eventual disposition (see Note 5 to the consolidated financial statements).

Our operating loss decreased to $2,309,245 for the year ended December 31, 2014 compared to $3,268,720 for the year ended December 31, 2013, a decrease of $959,475, or 29%.  This decrease is primarily attributable to a net increase in revenues less direct costs and the cost savings achieved through the Company’s 2014 cost reduction and containment program, as described above.  For the years ended December 31, 2014 and 2013, continuing operational expenses (operating, product development, and selling, general and administrative costs) decreased 23% as a percentage of all recurring revenue to 58% in 2014 compared to 81% in 2013.

Non-Operating

For the years ended December 31, 2014 and 2013, the Company’s non-operating interest income was $115,853 and $180,220 respectively.  The net decrease of $64,367 is due to the decline in interest income on lease receivables.  During 2014, 4 leases expired. Non-operating interest expense for the years ended December 31, 2014 and 2013 were $598,756 and $642,813 respectively, a decrease of $44,057.  This decrease is primarily due to the principal payment applied the Cenfin line of credit in 2014 thus decreasing interest expense year over year.

Discontinued operations are the result of the termination of all CHL contracts on December 20, 2013, resulting in a loss from discontinued operations of $6,131 and $422,503 for the years ended December 31, 2014 and 2013, respectively.

For the years ended December 31, 2014 and 2013, the Company experienced net losses of $2,671,020 and $4,153,816 respectively, a net decrease of $1,482,796, comprised primarily of an increase in recurring revenue of approximately $200,000, a decrease of approximately $1,300,000 in costs of operations, and offset by an increase in a loss on asset impairment of approximately $1,331,000, all of which are more fully described above.

 Related Party Transactions

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company (see Note 7 to the Consolidated Financial Statements).  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2014).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $120.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,172,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $120.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

During the year ended December 31, 2014, the Company made interest payments of $258,038 and principal payments of $464,000. Amounts outstanding under the Credit Agreement were $4,712,000 at December 31, 2014.

Upon execution of the merger, as discussed in Note 17, the Company made a $750,000 accelerated payment to Cenfin on March 27, 2015.  In addition, all subsequent payments are adjusted based on a pro-ration of the accelerated payment.

Chris Wasik, the wife of Mr. Michael Wasik, the CEO of the Company, is the Director of Marketing and is responsible for the Company’s call center.  For the years ended December 31, 2014 and 2013, Ms. Wasik was paid approximately $88,000 in each year as an employee of the Company.

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2014 the Company had $1,811,977 in cash and cash equivalents.  Working capital at December 31, 2014 was a deficit of ($3,747,795) as compared to ($946,114) at December 31, 2013.  The increase in working capital deficit of $2,801,681 is primarily due to (i) a reduction in cash approximating $314,000, (ii) an impairment of asset charge related to inventory approximating $1,163,000 recorded on the consolidated statements of comprehensive loss, and (iii) an increase in current maturities related to the Company’s line of credit of approximately $1,014,000.  The remaining increase in working capital deficit of approximately $311,000 is the net change in the working capital assets and liabilities.

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the “Action”).  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  See Note 17 for the terms and conditions of the Settlement Agreement with TIG.

The Company received a request for indemnification from Hyatt Corporation (“Hyatt”) dated July 3, 2013 in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC (“WFG”) demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company evaluated all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment and formally responded in a letter dated December 1, 2014 in which the Company denied WFG’s claims and additionally made separate counter-claims against WFG.

As discussed in Note 7 to the consolidated financial statements, the Company’s Credit Agreement with Cenfin LLC (“Cenfin”) was recently amended to provide that the determination as to whether Cenfin will advance funds under the Credit Agreement shall be made solely by Cenfin. Accordingly, there are no guarantees that Cenfin will make any additional advances under the Credit Agreement.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are sufficient to fund operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities was $588,332 and $1,950,101 for the years ended December 31, 2014 and 2013, respectively.  The decrease in cash used in operations of $1,361,769 was primarily attributable the decrease in net loss of $1,482,796.

Investing Activities

Net cash provided by investing activities was $754,761 for the year ended December 31, 2014 compared to $907,321 provided by investing activities during the same period in 2013.  The decrease in cash provided by investing activities of $152,560 was attributable to a decrease in cash receipts against leases receivable totaling $159,100.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 was $490,627 compared to $22,752 for the year ended December 31, 2013.  The increase in cash used in financing activities of $467,875 was attributable to payments made against the line of credit of $464,000.

Contractual Obligations

We have operating lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2014:

Years ended	Line of	Note	Operating	Minimum
December 31,	Credit(1)	Payable	Leases	Payments

2015	$1,785,905	$12,233	$188,209	$1,986,347
2016	2,085,263	8,932	-	2,094,195
2017	840,832	-	279,543	1,120,375
	$4,712,000	$21,165	$467,752	$5,200,917

(1)	The Line of Credit, as shown on the Consolidated Balance Sheet at December 31, 2014 is shown net of the debt discount of $484,771.

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

•	unexpected changes in technologies and technological advances and ability to commercialize and manufacture products;
•	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
•	the Company's ability to successfully compete against competitors offering similar products and services;
•	the ability to obtain adequate financing in the future;
•	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
•	general economic and business conditions;
•	errors or similar problems in our products, including product liabilities;
•	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
•	our ability to attract and retain qualified personnel;
•	maintaining our intellectual property rights and litigation involving intellectual property rights;
•	legislative, regulatory and economic developments;
•	risks related to third-party suppliers and our ability to obtain, use or successfully integrate third-party licensed technology;
•	breach of our security by third parties; and
•	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the “SEC”).

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

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statement of comprehensive loss.  For the years ended December 31, 2014 and 2013, transaction losses were not material.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Roomlinx, Inc.

We have audited the accompanying consolidated balance sheet of Roomlinx, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses, has had negative cash flows from operations, and at December 31, 2014, has an accumulated deficit of $(44,376,415).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

We have also audited the adjustments to the Company’s 2013 consolidated financial statements to retroactively apply the effects of the Company’s one-for-sixty reverse stock split and the stock dividend, as described in Note 1 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements taken as a whole.

As discussed in Note 17 to the consolidated financial statements, in March 2015, the Company completed a merger with a company in a related industry. Our opinion is not modified with respect to this matter.

/s/  KMJ Corbin & Company LLP
       KMJ Corbin & Company LLP

Costa Mesa, California
May 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Roomlinx, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the impact of the Reverse Stock Split described in Note 12, the consolidated balance sheet of Roomlinx, Inc. and its subsidiaries (“the Company”) as of December 31, 2013, and the related statements of comprehensive loss, changes in deficit, and cash flows for the year then ended (the 2013 financial statements before the effects of the adjustments discussed in Note 12 are not presented herein).  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the impact of the Reverse Stock Split described in Note 12, present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 12 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by KMJ Corbin & Company LLP.

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

As discussed in Note 12 to the consolidated financial statements, in March 2014, the Company entered into a merger agreement with a company in a related industry.  Our opinion is not modified with respect to this matter.

/s/   GHP Horwath, P.C.
        GHP Horwath, P.C.

Denver, Colorado
March 31, 2014

Roomlinx, Inc.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2014 and 2013

	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$1,811,977	$2,125,655
Accounts receivable, net	977,662	1,241,459
Leases receivable, current portion	547,091	764,879
Prepaid and other current assets	77,775	87,303
Inventory, net	64,056	1,434,337
Total current assets	3,478,561	5,653,633

Property and equipment, net	119,532	317,486
Leases receivable, non-current	269,514	816,487
Total assets	$3,867,607	$6,787,606

LIABILITIES AND DEFICIT

Current liabilities:
Line of credit, net of discount, current portion	$1,477,721	$464,000
Accounts payable	3,861,906	3,970,034
Accrued expenses and other current liabilities	225,054	512,683
Customer deposits	1,495,530	1,295,450
Note payable and other obligations, current portion	12,233	23,374
Unearned income, current portion	46,337	59,344
Deferred revenue, current portion	107,575	274,862
Total current liabilities	7,226,356	6,599,747

Deferred revenue, less current portion	161,022	251,595
Note payable and other obligations, less current portion	8,932	23,449
Unearned income, less current portion	13,007	103,268
Line of credit, net of discount, less current portion	2,749,508	3,885,203

Total liabilities	10,158,825	10,863,262

Commitments and contingencies

Deficit:
Preferred stock - $0.20 par value, 5,000,000 shares authorized:
Class A - 720,000 shares authorized, issued and outstanding (liquidation	144,000	144,000
preference of $144,000 at December 31, 2014 and 2013)
Common stock - $0.001 par value, 400,000,000 shares authorized: 12,697,324 and 12,661,726 shares issued and outstanding at December 31, 2014 and
2013, respectively	12,697	12,662
Additional paid-in capital	37,899,229	37,454,326
Accumulated deficit	(44,376,415)	(41,713,638)
Accumulated other comprehensive loss	(8,456)	(18,976)
Total Roomlinx, Inc. shareholders' deficit	(6,328,945)	(4,121,626)
Non-controlling interest	37,727	45,970
Total deficit	(6,291,218)	(4,075,656)
Total liabilities and equity deficit	$3,867,607	$6,787,606

The accompanying notes are an integral part of these consolidated financial statements

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the years ended December 31, 2014 and 2013

	2014	2013
Revenues:
Hospitality:
Product and installation	$1,309,358	$3,556,389
Services	5,231,083	5,030,160
Residential:
Services	829,149	861,994
Total revenues	7,369,590	9,448,543

Direct costs and operating expenses:
Direct Costs (exclusive of operating expenses and depreciation shown seperately below):
Hospitality	4,258,181	6,259,578
Residential	561,453	621,021
Operating expenses:
Operations	1,010,731	1,278,320
Product development	536,500	805,885
Selling, general and administrative	1,941,075	2,672,324
Depreciation	207,954	247,706
Loss on asset impairment	1,162,941	832,429
Total direct costs and operating expenses	9,678,835	12,717,263
Operating loss	(2,309,245)	(3,268,720)

Non-operating (expense) income:
Interest expense	(598,756)	(642,813)
Interest income	115,853	180,220
Gain on settlement of liabilities	127,259	-
	(355,644)	(462,593)

Net loss from continuing operations	(2,664,889)	(3,731,313)

Discontinued operations:
Loss from discontinued operations	(6,131)	(422,503)

Net loss	(2,671,020)	(4,153,816)

Less: Net loss attributable to the non-controlling interest	8,243	12,074

Net loss attributable to the Company	(2,662,777)	(4,141,742)

Other comprehensive income (loss):
Currency translation gain (loss)	10,520	(26,660)

Comprehensive loss	(2,652,257)	(4,168,402)

Comprehensive loss attributable to the non-controlling interest	-	-

Comprehensive loss attributable to the Company	$(2,652,257)	$(4,168,402)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.33)

Weighted average shares outstanding:
Basic and diluted	12,697,324	12,653,956

The accompanying notes are an integral part of these consolidated financial statements

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
for the years ended December 31, 2014 and 2013

	Roomlinx, Inc. Shareholders
	Class A						Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
	Number of		Number of		Paid - in	Accumulated	Comprehensive	Non-Contolling	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Interest	Deficit

Balances, December 31, 2012	720,000	$144,000	12,649,860	$12,650	$36,965,124	$(37,571,896)	$7,684	$58,044	$(384,394)

Restricted shares of common stock vested			11,866	12	11,988				12,000
Stock based compensation					477,214				477,214
Comprehensive income (loss):
Net loss						(4,141,742)		(12,074)	(4,153,816)
Translation loss							(26,660)		(26,660)

Balances, December 31, 2013	720,000	144,000	12,661,726	12,662	37,454,326	(41,713,638)	(18,976)	45,970	(4,075,656)

Restricted shares of common stock vested			35,598	35	(35)				-
Stock based compensation					444,938				444,938
Comprehensive income (loss):
Net loss						(2,662,777)		(8,243)	(2,671,020)
Translation gain							10,520		10,520

Balances, December 31, 2014	720,000	$144,000	12,697,324	$12,697	$37,899,229	$(44,376,415)	$(8,456)	$37,727	$(6,291,218)

The accompanying notes are an integral part of these consolidated financial statements

Roomlinx, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2014 and 2013

	2014	2013

Net loss	$(2,671,020)	$(4,153,816)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207,954	247,706
Amortization of debt discount	342,026	342,026
Stock-based compensation	444,938	477,214
Compensation cost related to restricted stock issuances	12,000	16,077
Gain on settlement of liabilities	(127,259)	-
Provision (recovery) for bad debts	93,000	(48,000)
Asset impairment	1,162,941	832,429
Loss from discontinued operations	6,131	422,503
Change in operating assets and liabilities:
Accounts receivable	170,797	590,016
Prepaid and other current assets	9,528	28,599
Inventory	207,340	995,345
Accounts payable, accrued expenses and other liabilities	(285,660)	(1,264,499)
Customer deposits	200,080	166,125
Unearned income	(103,268)	(223,332)
Deferred revenue	(257,860)	(378,494)
Total adjustments	2,082,688	2,203,715
Net cash used in operating activities	(588,332)	(1,950,101)

Cash flows from investing activities:
Payments received on leases receivable	764,761	923,861
Purchase of property and equipment	(10,000)	(16,540)

Net cash provided by investing activities	754,761	907,321

Cash flows from financing activities:
Payments on line of credit	(464,000)	-
Payments on capital lease obligations	(15,562)	(11,499)
Payments on notes payable	(11,065)	(11,253)
Net cash used in financing activities	(490,627)	(22,752)

Effects of foreign currency translation	10,520	(19,995)

Net decrease in cash and equivalents	(313,678)	(1,085,527)
Cash and equivalents at beginning of year	2,125,655	3,211,182
Cash and equivalents at end of year	$1,811,977	$2,125,655

Supplemental cash flow information:
Cash paid for interest	$258,038	$285,454

Non-cash investing and financing activities:
Restricted stock vested	$-	$12,000

The accompanying notes are an integral part of these consolidated financial statements

Roomlinx, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1.     Organization and Summary of Significant Accounting Policies

Description of Business:    Roomlinx, Inc. (the “Company”) was incorporated under the laws of the state of Nevada.  The Company sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and video on demand programming.  The Company also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers. The Company may utilize third party contractors to install such hardware and software.

Merger:  On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“SPHC”) and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary” or “RMLX Merger Corp.”).  On February 10, 2015, the Company and SPHC terminated the Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the Subsidiary Merger Agreement (the “SMA”) described in Note 17.  Upon the terms and subject to the conditions set forth in the SMA, RMLX Merger Corp. was merged with and into SPHC, a provider of domestic and international telecommunications services, with SPHC continuing as the surviving entity in the merger as a wholly-owned subsidiary of the Company (the “Subsidiary Merger”).  The existing business of the Company was transferred into a newly-formed, wholly-owned subsidiary named SignalShare Infrastructure, Inc. (“SSI”).  See Notes 12 and 17 for additional information.

Basis of Presentation:  On March 20, 2015, the Company effected a one-for-sixty reverse stock split (the “Reverse Stock Split”). On March 24, 2015, the Company authorized a dividend of 12,590,317 shares of common stock (the “Dividend Shares”) to existing shareholders. All share and per share amounts and calculations in this report reflect the effects of the Reverse Stock Split and the Dividend Shares.

Basis of Consolidation:  The consolidated financial statements include Roomlinx, Inc. and its wholly-owned subsidiaries, Canadian Communications LLC, Cardinal Connect, LLC, Cardinal Broadband, LLC, Cardinal Hospitality, Ltd., and Arista Communications, LLC, a 50% owned subsidiary controlled by the Company.  Canadian Communications LLC and Cardinal Connect, LLC, are non-operating entities.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations:    During the year ended December 31, 2013, the Company terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see Note 10) meeting the definition under applicable accounting standards for discontinued operations.  All periods presented classify these operations as discontinued.  Financial information in the consolidated financial statements and related notes have been revised to reflect the results of continuing operations for all periods presented.

Going Concern and Management’s Plans:    The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2014, the Company had cash and cash equivalents of approximately $1.8 million, a working capital deficit of approximately $3.7 million, a total shareholders’ deficit of approximately $6.3 million and an accumulated deficit of approximately $44.4 million.  To date the Company has in large part relied on debt and equity financing to fund its shortfall in cash generated from operations.  As of December 31, 2014, the Company has available borrowings of approximately $20,288,000 under its line of credit, however, as described below, any borrowings under the line of credit could be limited.

As described in Note 7, on May 4, 2013, the Company executed a Fourth Amendment to the Revolving Credit, Security and Warrant Purchase Agreement (“The Amendment”) previously entered into by them on June 5, 2009 (the “Original Agreement”).  Pursuant to the Amendment, the Original Agreement was amended to provide that the making of any and all Revolving Loans (as defined in the Original Agreement) shall be at the sole and absolute discretion of Cenfin LLC (“Cenfin”).  Accordingly, the Company’s ability to borrow under the line of credit is at the discretion of Cenfin, and there are no assurances that Cenfin will permit the Company to borrow under the line of credit.  In addition, in March 2015, the Company entered into a merger agreement with a company in a similar industry (see above and Notes 12 and 17).  Management is closely monitoring the cash balances, cash needs and expense levels and has implemented a cost reduction plan.  If the Company is unable to borrow additional funds under the line of credit or obtain financing from alternative sources, the Company estimates its current cash and cash equivalents are not sufficient to fund operations for at least the next twelve months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates:    The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements:    The Company discloses fair value information about financial instruments based on a framework for measuring fair value in GAAP, and includes disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013.

The carrying values of certain financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, accounts receivable, leases receivable, accounts payable, accrued liabilities, capital lease obligations, note payable and the line of credit.  The carrying value of cash and cash equivalents, accounts receivable, leases receivable, accounts payable and accrued liabilities approximate fair value due to their short term nature. The carrying amounts of capital lease obligations and the note payable approximate their fair values as the pricing and terms of these liabilities approximate market rates. The fair value of the line of credit is not practicable to estimate because of the related party nature of the underlying transactions.  The Company has no financial instruments with the exception of cash and cash equivalents (level 1) valued on a recurring basis.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable:    Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 45 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 45 days old are considered delinquent.  Outstanding customer invoices are periodically assessed for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of December 31, 2014 and 2013, the Company recorded an allowance for doubtful accounts in the amount of $71,000 and $181,000, respectively.

Inventory:    Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company generally maintains only the inventory necessary for contemplated installations.  Work in process represents the cost of equipment related to installations which were not yet completed.

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of December 31, 2014 and 2013, the inventory obsolescence reserve of $120,000 was mainly related to raw materials, and results in a new cost basis for accounting purposes.

Leases Receivable:    Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amount of leases receivable are reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of December 31, 2014 and 2013 no valuation allowance was necessary.

Property and Equipment:    Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally five years for leasehold improvements, hospitality and residential property equipment, and three years for computer and office equipment.

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

The Company enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - system installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and the Company considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment.  In the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, we determine the relative fair value of each element under the concept of Relative Selling Price (“RSP”) for which the Company applied the hierarchy of selling price under ASC Topic 605 as follows:

VSOE - Vendor specific objective evidence (“VSOE”) is still the most preferred criteria with which to establish fair value of a deliverable. VSOE is the price of a deliverable when a company sells it on an open market separately from a bundled transaction.
TPE - Third party evidence (“TPE”) is the second most preferred criteria with which to establish fair value of a deliverable. The measure for the pricing of this criterion is the price that a competitor or other third party sells a similar deliverable in a similar transaction or situation.
RSP - RSP is the price that management would use for a deliverable if the item were sold separately on a regular basis which is consistent with company selling practices. The clear distinction between RSP and VSOE is that under VSOE, management must sell or intend to sell the deliverable separately from the bundle, or has sold the deliverable separately from the bundle already. With RSP, a company may have no plan to sell the deliverable on a stand-alone basis.

Hospitality Installation Revenues

Hospitality installations include High Speed Internet Access (“HSIA”), Interactive Television (“iTV”), Free to Guest (“FTG”) and Video on Demand (“VOD”).  Under the terms of these typical product sales and equipment installation contracts, a 50% deposit is due at the time of contract execution and is recorded as deferred revenue.  Upon the completion of the installation process, deferred revenue is realized.  However, in some cases related to VOD installations or upgrades, the Company extends credit to customers and records a receivable against the revenue recognized at the completion of the installation.

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

For the years ended December 31, 2014 and 2013, the Company recorded $1,309,358 and $3,556,389 of product and installation revenue, respectively.

Hospitality Service, Content and Usage Revenues

The Company provides ongoing 24/7 support to both its hotel customers and their guests, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Generally, support is invoiced in arrears on a monthly basis with content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

 At times, the Company will enter into arrangements with its customers in which a minimum revenue amount earned from content in a specific hotel will be agreed to by both parties. If the revenue earned by the Company exceeds this minimum revenue amount for a defined period (“Revenue Overage”), the Company may be required to pay to the customer an amount up to the Revenue Overage. The related Revenue Overage amount is recorded as a reduction of the hospitality services revenue.

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

Accounts Receivable:  At December 31, 2014 and 2013, Hyatt Corporation-controlled properties represented 36% and 30%, respectively, of accounts receivable, and other Hyatt properties in the aggregate represented 49% and 36%, respectively, of accounts receivable.

Revenue:  For the years ended December 31, 2014 and 2013, Hyatt Corporation-controlled properties contributed 37% and 39%, respectively, and other Hyatt properties in the aggregate contributed 40% and 39%, respectively, of Roomlinx’s US Hospitality revenue.

Stock-Based Compensation:  Roomlinx recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model.

Segments:  We operate and prepare our financial reports based on two segments; Hospitality and Residential.  We have determined these segments based on the location, design, and end users of our products.

Hospitality:  Our Hospitality segment includes hotels, resorts, and timeshare properties in the United States, Canada, and Other Foreign.  As of December 31, 2014 and 2013, Other Foreign included Mexico and Aruba.  The products offered under our hospitality segment include the installation of, and the support and service of, high-speed internet access networks, proprietary Interactive TV platform, free to guest programming, and on-demand movie programming, as well as advertising and e-commerce products.

Residential:  Our residential segment includes multi-dwelling unit customers and business customers (non-hospitality) in the United States.  The products offered include the installation of, and the support and service of, telephone, internet, and television services.

Advertising Costs:    Advertising costs are expensed as incurred.  During the years ended December 31, 2014 and 2013, advertising costs were $867 and $39,308 respectively.

Foreign Currency Translation and Comprehensive Income (Loss):  The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars at the year-end exchange rates. Income and expenses are translated at an average exchange rate for the year and the resulting translation gain (loss) adjustments are accumulated as a separate component of shareholders’ deficit.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Noncontrolling Interest:  The Company recognizes non-controlling interest as equity in the consolidated financial statements separate from the parent company’s equity (deficit).  Non-controlling interest results from a partner in Arista Communications, LLC (“Arista”), owning 50% of Arista. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2014 and 2013, the non-controlling interests’ share of net loss totaled $8,243 and $12,074, respectively. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest member.

Earnings Per Share:    The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common shares (totaling 29,601 and 40,384 as of December 31, 2014 and 2013, respectively) would be anti-dilutive.

Income Taxes:    The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in future years.  Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the ultimate realization of a deferred tax asset is considered to be unlikely.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2014 and 2013 are not material to its results of operations, financial condition, or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2014 and 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company's results of operations, financial condition or cash flows.

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company's previously filed returns. The Company's 2008 and later tax returns are still subject to examination.

Recently Issued and Adopted Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue with Contracts from Customers. This update supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. In April 2015, the FASB proposed a one year deferral of effective date for public entities and others, related to this update.   The comment deadline for the one year deferral period is May 29, 2015.  The Company is currently evaluating the impact of the updated guidance but the Company does not believe the adoption of ASU 2014-09 will have a significant impact on its consolidated financial statements.

2.      Leases Receivable

As of December 31, 2014 and 2013, the Company had leases receivable of $816,605 and $1,581,366, respectively.  During the years ended December 31, 2014 and 2013, the Company received payments of $764,761 and $923,861, respectively.  As of December 31, 2014 and 2013, the Company had unearned income of $59,344 and $161,612, respectively, which is included in unearned income in the accompanying balance sheets. The Company did not enter into any new leases in 2014 or 2013.   These leases have initial terms of 60 months and an average interest rate of 9.5%.  In addition, during the year ended December 31, 2013, the Company recorded a loss of $73,262 related to the early termination of lease receivable contracts.  These amounts are net of the return of equipment to inventory and are included in direct costs in the consolidated statements of operations and comprehensive loss.

Future minimum receipts on leases receivable are as follows:

Years Ended December 31,	Minimum Receipts

2015	$547,091
2016	250,464
2017	19,050
$816,605

3.    Inventory

Inventory balances as of December 31, 2014 and 2013 are as follows:
	2014	2013

Raw materials	$180,609	$1,399,444
Work in process	3,447	154,893
	184,056	1,554,337
Reserve for obsolescence	(120,000)	(120,000)
Inventory, net	$64,056	$1,434,337

During the years ended December 31, 2014 and 2013, the Company recorded a loss on asset impairment related to inventory, see Note 5.

4.      Property and Equipment

At December 31, 2014 and 2013, property and equipment consisted of the following:

	2014	2013

Leasehold improvements	$17,195	$17,195
Hospitality property equipment	479,387	479,387
Residential property equipment	351,727	351,727
Computers and office equipment	611,171	601,171
Software	141,807	141,807
	1,601,287	1,591,287
Accumulated depreciation	(1,481,755)	(1,273,801)
	$119,532	$317,486

Depreciation expense for the years ended December 31, 2014 and 2013 was $207,954 and $247,706, respectively.

As of December 31, 2014 and 2013 the total assets purchased under capital lease were $64,617 with accumulated amortization of $61,732 and $50,193, respectively.  Depreciation of assets under capital lease for each of the years ended December 31, 2014 and 2013 was $11,539.

5.    Asset Impairment

The Company maintains inventories to support certain executed Hyatt hotel contracts and SOWs (Statements of Work).

The receipt of SOWs plus their respective deposits for the installation of the iTV product in approximately 4,600 rooms resulted in the Company executing purchase orders to acquire appropriate levels of inventories during the year ended December 31, 2012.  Thereafter, the parties agreed to a suspension of iTV installations.  During 2013, the Company successfully completed the installation of approximately 1,000 of these rooms, which the Company believed could result in Hyatt’s release of those other properties with SOWs for its iTV product; however, Hyatt has sent a letter to the Company terminating remaining SOWs (see Note 15).  In consideration of this and other factors, during the years ended December 31, 2014 and 2013, the Company recorded a loss on asset impairment of $1,162,941 and $832,429 related to the write-off of inventory.  The charges are included in the loss on asset impairment in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013.

6.     Note Payable

As of December 31, 2014 and 2013, the Company had the following outstanding note payable:

	2014	2013

Note payable to the FCC; monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.	$21,165	$31,261
Less: current portion	(12,233)	(11,065)
	$8,932	$20,196

Future minimum payments under the note payable are as follows:

Years ended December 31,	Minimum Payments

2015	$12,233
2016	8,932
$21,165

7.     Line of Credit

On June 5, 2009, we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of five years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2014 and 2013).  The Credit Agreement is collateralized by substantially all of our assets, and requires us to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1, with which the Company was in compliance as of December 31, 2014.

 Amounts outstanding under the Credit Agreement were $4,712,000 and $5,176,000 at December 31, 2014 and 2013, respectively.  These advances will be repaid at various dates between 2015 and 2017.  A total of $20,288,000 is available for future borrowings at the sole and absolute discretion of Cenfin. Interest expense, exclusive of amortization of the debt discount (see below), of $258,098 and $257,566 was recorded for the years ended December 31, 2014 and 2013, respectively.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of our common stock equal to 50% of the principal amount funded divided by (i) $120.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $120.00   for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expires three years from the date of issuance.

The fair value of warrants issued under of the Credit Agreement using the Black-Scholes pricing model was approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness. Accordingly additional interest expense of $342,026 was recorded for each of the years ended December 31, 2014 and 2013.  The unamortized balance of the debt discount was $484,771 and $826,797 at December 31, 2014 and 2013.  Borrowings outstanding are reported net of the debt discount.

Pursuant to the terms of the SMA (see Note 17), the Company made a $750,000 cash payment to Cenfin in March 2015, reducing the principal amount of the line of credit with Cenfin to $3,962,000.

Future minimum payments under the line of credit are as follows:

Years ended December 31,	Minimum Payments

2015	$1,785,905
2016	2,085,263
2017	840,832
$4,712,000

8.     Commitments and Contingencies

Operating Leases:     On April 10, 2012, the Company executed a lease agreement for office space with an effective date of May 1, 2012.  Terms of the lease established a base rent per square foot plus operating expenses throughout the term of the lease which expires September 30, 2015, and which includes the lessor waiving several months of base rent and pre-defined annual escalation of the base rent per square foot.  Effective November 29, 2013, the parties executed a First Amendment wherein the landlord granted the Company a deferred rent period (commencing on July 1, 2013 and ending on July 31, 2014) reducing the base and additional monthly rent to $7,000, thereby deferring approximately $13,700 per month or $178,100, with such amount payable at the end of the deferred rent period, pursuant to which at December 31, 2014 and 2013 approximately $178,100 and $82,200, respectively, was recorded in accounts payable.

The parties drafted a Second Amendment in October 2014, with an effective date of August 1, 2014, wherein the landlord granted the Company an extension of the deferred rent period to the completion of the merger with SPHC, reducing the base and additional monthly rent to $12,000, thereby deferring approximately $10,000 per month or $90,000, with such amount payable at September 30, 2017, pursuant to which at December 31, 2014 approximately $50,000 was recorded in accounts payable.  Additionally, the landlord will defer to September 30, 2017 the amount of approximately $178,100 of the deferred rent of the First Amendment. At the completion of the merger, the Company will pay the landlord $25,000 and resume paying the base rent plus operating expenses as specified in the lease agreement. The Company has been paying a monthly rent of $12,000 per the unsigned Second Amendment draft since its effective date.

The Company had a deferred rent liability (exclusive of that recorded in accounts payable) of $21,565 and $46,820 included in other liabilities as of December 31, 2014 and 2013, respectively.  The Company’s future minimum lease payment is $188,209 for the year ending December 31, 2015. On September 30, 2017, the Company’s payment of the deferred rents from the First Amendment and the Second Amendment of approximately $280,000 will be due.

9.  Capital Lease Obligations

In 2013, the Company had capital lease arrangements related to the acquisition of software.  These arrangements were collateralized by the related software and expire at varying dates through September 2015. All remaining capital leases were paid off or cancelled during 2014.

10.     Discontinued Operations

During 2012, the Company determined that it would no longer utilize its proprietary video on demand (“VOD”) system in future VOD service installations.  Rather than invest in upgrading or refreshing its proprietary technology, the Company determined it would purchase a third-party platform for all future VOD installations.  In addition, it concluded that its primary business strategy and technology development efforts will be focused on its proprietary interactive TV platform.  Due to the economy class nature of the Cardinal Hospitality Ltd. (“CHL”) properties, management determined that the interactive TV platform is not appropriate for deployment at those properties.  Consequently, while services provided to the CHL properties will continue, no significant new business developments will be pursued.

During October 2013, approximately one year after its decision not to continue investing in its proprietary traditional VOD system and to move to a third-party VOD system, the Company performed an analysis of VOD sales revenue at CHL.  The result was that CHL had realized a decline in sales revenue in hotels on a year over year basis, which was attributed to guest preferences such as alternative access to content available via their laptops, our decision in 2012 to not invest in upgrading old technology and the hotels not willing to purchase newer technology.  Further, the Company determined CHL did not provide positive cash flow and therefore at the end of November 2013, the Company determined to issue a notice to all CHL customers that it would no longer provide support as of December 20, 2013.

CHL properties include hotels in Canada and the Caribbean providing VOD.  Under ASC 205-20-45-1, the elimination of operations result in the presentation of a loss from discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013.

Below are the statements of operations related to the asset group serviced by CHL for the years ended December 31, 2014 and 2013.

	2014	2013

Hospitality services revenue	$-	$356,097

Direct costs (exclusive of operating expenses and depreciation shown separately below):	-	355,019
Selling, general and administrative	-	27,108
Depreciation	-	110,688
	-	492,815

Loss from operations	-	(136,718)

Loss on disposal of operations	(6,131)	(285,785)

Loss from discontinued operations	$(6,131)	$(422,503)

11.     Income Taxes

At December 31, 2014, the Company has tax loss carry forwards approximating $26,461,000 that expire at various dates through 2032 (IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes, including the  2015 transaction described in Note 17). The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to expenses that are not deductible for tax purposes, including reorganization costs, impairment of goodwill, stock issued for services and amortization of debt discount.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

	2014	2013

Deferred tax assets:
Net operating loss carry forward - federal	$5,513,000	$4,852,000
Net operating loss carry forward - state	347,000	431,000
Stock-based compensation	1,128,000	458,000
Property and equipment	908,000	374,000
Allowance for doubtful accounts	28,000	71,000
Other	98,000	93,000
	8,022,000	6,279,000
Valuation allowance	(8,022,000)	(6,279,000)
	$-	$-

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, IRC Section 382 may impose limitations in available NOL carryforwards related to certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset. The increase in the valuation allowance was approximately $767,000 during 2014.

Income taxes at statutory rates are reconciled to the Company’s actual income taxes as follows:

	2014	2013

Federal income tax at statutory rate of 37%	$(988,000)	$(1,412,000)
State tax net of federal tax effect	6,000	(125,000)
Effect of permanent differences	212,000	359,000
Asset impairment	-	308,000
Other net	3,000	201,000
Valuation allowance	767,000	669,000
	$-	$-

The amount of income taxes the Company pays is subject to ongoing examinations by federal and state tax authorities. To date, there have been no reviews performed by federal or state tax authorities on any of the Company’s previously filed returns. The Company’s 2008 and later tax returns are still subject to examination.

12.      Equity

On March 14, 2014, the Company entered into the Merger Agreement with SPHC and RMLX Merger Corp.   On February 10, 2015, the Company and SPHC terminated the Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.

On March 27, 2015, the Company and SPHC signed and completed the “SMA” described in Note 17.

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of common stock (the “Dividend Shares”) to existing shareholders who held 107,007 shares of common stock or an aggregate of 12,697,324 shares (9.41% of the fully diluted shares).  Cenfin, our largest debt holder, was issued 7,061,295 (5.23% of the fully diluted shares) shares and the SPHC shareholders were issued 115,282,137 (85.36% of the fully diluted shares).  All of the Dividend Shares, Cenfin shares and shares issued to SPHC shareholders are subject to a nine month lock-up, subject to certain registration rights.

As of the closing date, all outstanding shares of the Company’s preferred stock described below shall continue to be outstanding until such time as determined by the Company’s Board of Directors.  All outstanding Company options exercisable for at least $36.00 per share, as well as all outstanding warrants, continue to be exercisable for the same number of shares at the same exercise price, each as adjusted for the Reverse Stock Split.

In addition to the 115,282,137 shares of common stock issued to the former SPHC shareholders, the 4,160,000 options held by the SPHC option holders and 250,000 warrants held by warrant holders will be exchanged on a one for one basis for options and warrants in the Company.  In addition, pursuant to the SMA, within fourteen days after the closing date (the “Post-Closing Date”):  (a) following Roomlinx Stockholders Approval and Board of Directors approval, the Company shall (i) amend and restate its articles of incorporation to change its name to SignalShare Media Group, Inc.; and (ii) create serial preferred stock with substantially identical Series A and Series B designations to that existing for SPHC at the time of the Subsidiary Merger.  The Company’s restated articles of incorporation shall conform to the certificate of incorporation currently in effect for SPHC (except that the dividend payable for Series A Preferred Stock shall exclude revenues of up to $6 million per annum for both SSI and revenues of the Company attributable to contracts that have not been assigned to Roomlinx Sub because the applicable consents have not been obtained), and reflect the new name of the parent as “SignalShare Media Group, Inc.”

Notwithstanding the effects of the SMA, as of December 31, 2014, the Company’s equity consists of the following:

 Preferred Stock:    The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred Stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2014, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A dividends accumulated and unpaid as of December 31, 2014 and 2013, were $211,080 and $198,120, respectively; these dividends are not included in accrued expenses.

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

Common Stock:    The Company had authorized 200,000,000 shares of $0.001 par value common stock prior to the Reverse Stock Split when the Company’s shareholders approved an increase of additional common stock to 400,000,000 shares presently authorized.  As of December 31, 2014, there were 12,697,324 shares of Common Stock issued and outstanding following effects of the Reverse Stock Split and Dividend Shares on April 13, 2015.

During the year ended December 31, 2013, the Company granted 47,464 restricted shares of common stock at a fair market value of $120.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date) to three non-employee directors of the Company.  The shares vest in three equal annual installments on August 27, 2013 through 2015. As of December 31, 2014 and 2013, the Company had 5,272 and 23,723 respectively of unvested restricted shares of common stock, respectively.

During the years ended December 31, 2014 and 2013, the Company recognized non-employee director compensation cost of $12,000 and $16,077, respectively, recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss and in accrued expenses in the accompanying balance sheets.

Warrants:

As of December 31, 2014 and 2013, the Company had 15,380 and 25,713, respectively, of warrants outstanding, which were issued in connection with the line of credit (see Note 7) .  No warrants were issued during the years ended December 31, 2014 or 2013.

The following is a summary of warrant activity for the year ended December 31, 2014:

Warrants	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	25,713	$170.17
Granted and Issued	-	-
Expired/Cancelled	(10,333)	120.00
Outstanding and exercisable at December 31, 2014	15,380	$203.88	0.30	$-

Stock Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of December 31, 2014 and 2013, options to purchase 14,221 and 14,671 shares were outstanding, respectively. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

On January 11, 2013, the board of directors approved the grant (reflecting the effect of the Reverse Stock Split) of 500 incentive stock options at an exercise price of $36.00 per share.  These options vest ratably on the anniversary date over a three year period and expire seven years from the grant date.  The weighted average grant date fair value of such options was $100.80.

 On June 14, 2013, the Company had outstanding options to purchase an aggregate of 15,417 shares of common stock, of which options to purchase 5,014 shares of common stock were those options approved by the board of directors pursuant to the execution of the Hyatt MSA on March 14, 2012 (“Hyatt Options”), when the Board determined to reduce the exercise price of a total of 5,907 of the non-Hyatt Options to $36.00 per share (the closing price of the common stock on June 14, 2013 was $36.00 per share).  None of the options subject to the exercise price reduction are Hyatt Options.

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock option grants for the year ended December 31, 2013 (there were no grants during the year ended December 31, 2014):

2013

Expected term	7 years
Expected volatility	213%
Risk free interest rate	1.28%
Dividend yield	0%

A summary of stock option (reflecting the effect of the Reverse Stock Split) activity under the Stock Option Plan is presented below:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	14,671	$97.56
Granted	-	-
Forfeited	(450)	86.06
Outstanding at December 31, 2014	14,221	$97.92	0.48	$-
Exercisable at December 31, 2014	10,996	$94.78	0.32	$-

The Company recorded stock-based compensation expense of $444,938 and $477,214 for the years ended December 31, 2014 and 2013, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. The fair value of stock options that vested and became exercisable during the years ended December 31, 2014 and 2013 was $255,628 and $299,052, respectively.  At December 31, 2014, there was approximately $184,000 in unrecognized compensation cost related to stock options that will be recorded over a weighted average future period of approximately one year.

13.      Segment Information

	Hospitality	Residential	Corporate	Totals

Year ended December 31, 2014
Revenue	$6,540,441	$829,149	$-	$7,369,590
Operating loss	$(755,346)	$(177,999)	$(1,375,900)	$(2,309,245)
Depreciation expense	$(67,092)	$(59,012)	$(81,850)	$(207,954)
Stock based compensation	$-	$-	$(444,938)	$(444,938)
Loss on asset impairment	$(1,162,941)	$-	$-	$(1,162,941)
Loss from discontinued operations	$(6,131)	$-	$-	$(6,131)
Acquisition of property and equipment	$-	$-	$10,000	$10,000
Net loss	$(645,624)	$(177,999)	$(1,847,397)	$(2,671,020)

Year ended December 31, 2013
Revenue	$8,586,549	$861,994	$-	$9,448,543
Operating loss	$(986,959)	$(292,108)	$(1,989,653)	$(3,268,720)
Depreciation expense	$(106,844)	$(59,012)	$(81,850)	$(247,706)
Stock based compensation	$-	$-	$(477,214)	$(477,214)
Loss on asset impairment	$(832,429)	$-	$-	$(832,429)
Loss on discontinued operations	$(422,503)	$-	$-	$(422,503)
Acquisition of property and equipment	$-	$-	$16,540	$16,540
Net loss	$(1,247,632)	$(291,108)	$(2,615,076)	$(4,153,816)

As of December 31, 2014
Total assets	$3,612,172	$182,368	$73,067	$3,867,607

As of December 31, 2013
Total assets	$6,382,239	$223,586	$181,781	$6,787,606

	United States	Canada	Other Foreign	Totals

Year ended December 31, 2014
Hospitality:
Product and installation	$1,097,347	$212,011	-	$1,309,358
Services	5,165,063	54,435	11,585	5,231,083
Residential:
Services	829,149	-	-	829,149
Totals	$7,091,559	$266,446	$11,585	$7,369,590

Year ended December 31, 2013
Hospitality:
Product and installation	$3,137,766	$281,528	$137,095	$3,556,389
Services	4,912,804	79,449	37,907	5,030,160
Residential:
Services	861,994	-	-	861,994
Totals	$8,912,564	$360,977	$175,002	$9,448,543

As of December 31, 2014
Total assets	$3,853,944	$-	$13,663	$3,867,607

As of December 31, 2013
Total assets	$6,669,827	$-	$117,779	$6,787,606

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

Arista provides telephone, internet, and television services to residential and business customers located in the Arista community in Broomfield, Colorado.  As the operations manager for Arista, in accordance with ASC 810, Consolidation, the Company determined that Arista is a variable interest entity that must be consolidated. Roomlinx reports 100% of Arista revenues and expenses in its consolidated statements of operations and comprehensive loss and 100% of Arista assets, liabilities, and equity transactions on its consolidated balance sheets.  Roomlinx then records the non-controlling interest allocation.

Financial information for Arista Communications, LLC, for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Revenue	$76,315	$76,690

Direct Costs	(57,887)	(65,690)
Operating expenses	(34,914)	(35,147)
Net loss	$(16,486)	$(24,147)

Weins’ share of the net loss is $8,243 and $12,074 for the years ended December 31, 2014 and 2013, respectively.

15.      Contingent Liabilities

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.   The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014. As of December 31, 2014 the Company has a liability of approximately $50,500 remaining in accounts payable.

Upon the consummation of the Subsidiary Merger Agreement with SPHC (see Notes 12 and 17), under the terms of executive employment contracts, the Company will be required to provide change of control compensation totaling up to $439,527 to its Chief Executive Officer, Chief Operating Officer and Executive Vice President of Sales.  During the year ended December 31, 2014, the Board of Directors approved a plan of mutual agreement with these executives that permitted them to take personal time off in excess of Company policy, such time to be a direct reduction of their individual bonus compensation based upon each executive’s equivalent hourly rate. At December 31, 2014, there were no amounts accrued.

The Company is in receipt of a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services which the Company purchased from TIG, of which approximately $2,088,000 remains in accounts payable at December 31, 2014.  TIG subsequently filed the Action.  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  (See Note 17) for the terms and conditions of the Settlement Agreement with TIG.  As of December 31, 2014 the Company has the entire liability due TIG recorded in accounts payable.

The Company received a request for indemnification from Hyatt Corporation (“Hyatt”) dated July 3, 2013 in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company’s e-concierge software as allegedly infringing Ameranth’s patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company’s liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.

The Company is in receipt of a letter from the BSA Software Alliance (“BSA”) in connection with copyright infringement of computer software products alleging the unauthorized duplication of various computer software products.  BSA has threatened to file an action against the Company if it does not timely respond to its request for an internal audit.  The Company is currently reviewing BSA’s claims, however, believes there is no merit.

The Company is in receipt of a letter from an attorney representing a past employee claiming retaliation and discrimination in connection with the termination of his employment seeking damages approximating $85,000.  No claim has been filed with the District Court.  The Company and the employee settled the matter for a non-material amount in 2014.

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company settled the claim in May 2015 by agreeing to pay Arrow a total of $57,000 over the next 9 months. At December 31, 2014, the Company has the total amount of the settlement recorded in accounts payable.

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC (“WFG”) demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company evaluated all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment and formally responded in a letter dated December 1, 2014 in which the Company denied WFG’s claims and additionally made separate counter-claims against WFG.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2014 and 2013, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying consolidated balance sheets in the amounts of approximately $1,262,000 and $1,295,000, respectively.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the “Hyatt Consent Agreement”), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company’s assets contemplated thereunder, including the assignment to SSI of the Company’s right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the “HSAs”) entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter”) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt’s September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the “November 14th Letter”) received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt’s November 14th Letter and again determining that Hyatt’s grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt’s claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

The Company is in receipt of a letter dated April 10, 2015 on behalf of America’s Growth Capital, LLC d/b/a AGC Partners (“AGC”) demanding payment from the Company for amounts relating to the occurrence of a strategic transaction between the Company and Signal Point Holdings Corp in the amount of $300,000. The Company has evaluated all of its options, including legal options, with respect to the validity of the AGC letter and the alleged grounds for demanding payment and formally responded in a letter dated April 16, 2015 in which the Company denied AGC’s claims.

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

Guarantees and Indemnities:

The Company indemnifies its directors, officers and certain executives to the maximum extent permitted under the laws of the State of Nevada, and its lessor in connection with its facility lease for certain claims arising from such facility or lease. Additionally, the Company periodically enters into contracts that contain indemnification obligations. These indemnification obligations provide the contracting parties with the contractual right to have the Company pay for the costs associated with the defense and settlement of claims, typically in circumstances where the Company has failed to meet its contractual performance obligations in some fashion.

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of December 31, 2014 and 2013.

16.      Related Party Transactions

Since June 5, 2009 the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement, as amended (the “Credit Agreement”), with Cenfin LLC, an entity principally owned by significant shareholders of the Company (see Note 7).  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.

Chris Wasik, the wife of Mr. Michael Wasik, the CEO of the Company, is the Director of Marketing and is responsible for the Company’s call center.  For the years ended December 31, 2014 and 2013, Ms. Wasik was paid approximately $88,000 in each year as an employee of the Company.

17.    Subsequent Events

Pursuant to the terms and conditions of a SMA dated as of March 27, 2015 by and among the Company, SPHC, SSI and RMLX Merger Corp. the Company completed the merger with SPHC (the “Closing”).  Following the February 10, 2015 termination of the Merger Agreement, the SMA was negotiated based upon, among other things, significantly revised settlement agreements with the Company’s major creditors.  These included, among other things, Cenfin LLC, the Company’s secured lender, obtaining 5% of the approximately 15% of the issued and outstanding fully diluted common stock following the Merger.  Under the SMA, the Company’s wholly-owned subsidiary RMLX Merger Corp., a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly-owned subsidiary of the Company (the “Merger”).  The existing business of Roomlinx was transferred into a newly-formed, wholly-owned subsidiary named SSI.  The Company’s President and Chief Executive Officer, Michael S. Wasik, resigned from all positions with the parent Company and was named President and Chief Executive Officer of SSI.  As a result of the Merger, the shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of approximately 85% of the Fully Diluted (as defined therein) common stock of the Company.  The merger consideration was determined by the Company, after a thorough review of prospective acquisitions, the benefits of the proposed transaction, including access to capital, increased market opportunities and reach, perceived synergies, efficiencies and other financial considerations, as well as a strategic growth plan contemplated by management of the combined entity.

Upon the Closing, the Company assumed certain obligations of SPHC and transferred substantially all of the assets and liabilities (other than assets consisting of contracts for which no consent to assignment has been obtained) into SSI, a newly-formed Nevada corporation wholly owned by the Company.  As a result of the foregoing, SSI and SPHC and their respective subsidiaries are now the principal operating subsidiaries of the Company.

Pursuant to the terms of the SMA, the Company made a $750,000 cash payment to Cenfin, reducing the amount of the Revolving Loan with Cenfin to $3,962,000, bearing interest at approximately 5% per annum, and Cenfin received 7,061,295 shares of common stock.  This revolving loan is secured by the assets of SSI, but not those of the parent company (except to the extent not assigned to SSI) and not by any assets of SPHC.  Pursuant to the SMA, SPHC agreed to make a $600,000 cash contribution available to the Company for ongoing operations, of which $400,000 has been paid directly by SPHC to TIG, a principal vendor to the Company, pursuant to the terms and conditions of a Settlement Agreement and Mutual General Release, described below, and a copy of which has been filed as an exhibit to the Company’s Form 8-K filed on April 2, 2015.  SPHC also agreed to make an additional $200,000 cash contribution to the Company to fund working capital.  As a condition to the SPHC cash contribution, the Company was required to demonstrate and successfully demonstrated that its cash, accounts receivable and leasehold/lease receivables were equal to or greater than current accounts payable and that the Company had between $350,000 and $500,000 in cash prior to Closing and the $600,000 cash contribution by SPHC.

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of common stock to existing stockholders who held 107,007 shares of Common Stock or an aggregate of 12,697,324 shares (9.41% of the fully diluted shares).  Cenfin was issued 7,061,295 (5.23% of the fully diluted shares) shares and the SPHC shareholders were issued 115,282,137 (85.36% of the fully diluted shares) exclusive of 4,160,000 option shares and 250,000 warrant shares.  All of the dividend shares and Cenfin shares are subject to a nine month lock-up agreement, subject to certain registration rights.

The foregoing summary of the terms and conditions of the SMA does not purport to be complete, and is qualified in its entirety by reference to the full text of the SMA, which is attached as an exhibit to the Company’s Form 8-K filed on April 2, 2015.

On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014.   As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys’ fees and costs.  Under the settlement agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA, whereupon the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC.

The Company agreed to pay $200,000 with interest at 6% per year in seven consecutive monthly installments of $29,145; $300,000 within seven months of the Closing and $1,019,239 with interest at 6% per year accrued since August 11, 2014 reduced by credits made upon the sale of remaining purchased equipment to third parties.

The Company received a third letter from Hyatt dated March 26, 2015 (the “March 26th Letter”) in which Hyatt again demanded the repayment of deposits for certain hotels.  The Company has evaluated the validity of the March 26th Letter and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt’s right to terminate the MSA.  The Company believes Hyatt’s arguments and conclusion are without merit.

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 24, 2015, the Board of Directors of ROOMLINX, INC. (the "Company") dismissed GHP Horwath, P.C. ("GHP") as the Company's independent registered public accounting firm, to be replaced by a new firm.  GHP's reports on the Company's financial statements for the two years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinion, except to indicate there was substantial doubt about the Company's ability to continue as a going concern.  During the Company's fiscal years ended December 31, 2013 and 2012, and through February 24, 2015, there were no disagreements between the Company and GHP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of GHP, would have caused GHP to make reference to the matter in its report. None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K of the SEC's rules and regulations have occurred during the fiscal years ended December 31, 2013 and 2012 or through February 24, 2015.  The Company requested that GHP furnish a statement as to whether it agrees with the statements made by the Company in response to this item, and if not, stating the respects in which it does not agree. The Company filed GHP's letter as Exhibit 16.1 to the 8k filled on February 26th, 2015 in which GHP agrees with the statements concerning GHP contained herein.

Contemporaneous with the dismissal of GHP, on February 24, 2015, the Board of Directors of the Company engaged the firm of KMJ Corbin & Company LLP ("KMJ Corbin") as the Company's new independent registered public accounting firm.

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

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of December 31, 2014. In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organizations (COSO) of the Treadway Commission contained in the Internal Control—Integrated Framework (1992).

As of December 31, 2014, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting functions and department turn-over in the fourth quarter, we had a lack of segregation of duties and a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting. We did not effectively implement comprehensive entity-level internal controls and financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts. Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.  As of December 31, 2014, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters.  We will continue to implement appropriate processes and measures to remediate this material weakness. A search for permanent Chief Financial Officer is under way.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2014; directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Name	Age	Position

Michael S. Wasik	45	CEO, Chairman and Interim CFO

Jason A. Baxter	37	COO

Erin L. Lydon	45	Director

Michael S. Wasik served as the Company's Chief Executive Officer and member of the Board of Directors from November 2, 2005, he also served as the Company’s Interim Chief Financial Officer and Principal Accounting Officer from November 19, 2014 until he resigned as of March 27, 2015 when he became President and Chief Operating Officer of the Company’s wholly-owned subsidiary, SignalShare Infrastructure, Inc.  Mr. Wasik joined the Roomlinx Executive Management team in August of 2005 after executing the merger of his company, SuiteSpeed, with Roomlinx.   During Mr. Wasik’s first three years as CEO, he successfully restructured Roomlinx’ balance sheet, eliminating debt and raising just under ten million dollars in debt and equity financing.    He also took Roomlinx from a non-reporting, pink sheet company to a fully reporting company with the SEC currently trading on the OTC market.

Prior to joining Roomlinx, Mr. Wasik was the CEO/Founder of SuiteSpeed Inc., a wireless Internet provider within the hospitality market.  Having launched SuiteSpeed in late 2002, Mr. Wasik was responsible for defining technology architecture, market direction, and the overall vision for this fast growing WiFi company. Wasik expanded the company’s geographical coverage from its Denver backyard to serving hotel chains and independents across the U.S.  Under his direction, SuiteSpeed was on Mercury’s top 100 fastest growing companies list for 2003 and 2004.

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

Jason Andrew Baxter was appointed as Chief Operating Officer of the Company in January 2013 until his resignation on March 27, 2015.  Mr. Baxter was retained as a Vice President of the Company in May of 2012 and was appointed as an Executive Vice President of the Company in December of 2012.  Mr. Baxter. He previously served as a Finance Director of CH2M Hill Limited, an engineering construction company from 2004 through 2009.  From 2009 through 2010, Mr. Baxter was employed as an Operations and Finance Director of Echostar Corporation, a telecommunications company.  Mr. Baxter has also served as an Advisor for WestBridge Terminals, LLC since 2010 and as an Advisor for Cianbro Construction, LLC since 2011.

Erin L. Lydon served as a director of the Company from August, 2012 to January 2, 2015.  She is a Director at Marbles: The Brain Store, a national retailer based in Chicago. Previously, she served as a Vice President at the JP Morgan Private Bank where she oversaw $400 million in assets. Prior to joining JP Morgan, she was the Director of Development at Northwestern Memorial Foundation where she led fundraising initiatives for 17 community organizations comprised of 525 board members, representing Chicago's leading executives in legal, finance, medical and manufacturing professions. As the Foundation's youngest appointed director, she consulted and negotiated with hospital senior management, physicians and board leadership on philanthropic priorities and strategies. Erin earned her Master of Business Administration Degree in Finance from the Kellogg School of Management at Northwestern University in 1999. She graduated cum laude from Bates College in 1992 with a Bachelor of Arts in English. She has served on several non-profit committees including the Bates College Alumni Council.

Independence of Directors

The Board of Directors determined during 2014 that Erin L. Lydon was “independent” as defined in NASDAQ Marketplace Rule 4200 while she served as director until her resignation from the Board.

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

Committees

The Company does not currently have any independent directors and the entire Board of Directors is performing all duties of the Audit, Nominating and Corporate Governance and Compensation Committees.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is filed with the SEC as an exhibit to this Report and is also available without charge upon written request directed to Roomlinx, Inc., Attention:  Secretary, Continental Plaza, 6th Floor, 433 Hacksensack Avenue, Hacksensack, New Jersey 07601

Board Compensation

Employees of Roomlinx did not receive any additional compensation for serving as members of the Board or any of its committees in 2014.  At the Board meeting held on December 27, 2012, the Board determined to compensate its non-employee directors beginning in 2013, resulting in the January 1, 2013 grant of 47,464 shares of restricted stock (after giving effect to the reverse stock split and stock dividend) at a fair market value of $120.00 per share (equal to the closing price of the Company’s common stock quoted on the NASDAQ Bulletin Board Service as of the grant date, after giving effect to the reverse stock split and stock dividend) to three non-employee directors of the Company.  The shares vest in equal annual installments beginning on August 27, 2013 through 2015. The allocation of restricted stock granted was as follows: 6,000 shares per non-employee director, 2,000 shares per Audit Committee member and 2,000 shares to the Audit Committee chairman.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, named executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended 2014, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except as follows:  a Form 4 for Lewis Opportunity Fund.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal years ended December 31, 2014 and 2013, and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended December 31, 2014and 2013, and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Based Compensation ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael S. Wasik, CEO and interim CFO	2014	200,000	- -	- -	-	- -	-	-	200,000
	2013	200,000			-				200,000

						-	-	-
Jason A. Baxter, COO	2014	150,000	-	-		- -	-	-	150,000
	2013	150,000			6,000				156,000

Robert Wagener, EVP of Sales	2014	150,000	- -	- -	- -	- -	- -	-	150,000
	2013	150,000							150,000

Alan Fine, interim CFO (1)	2014	73,000	-	-	-	-	-	-	73,000
	2013	108,000							108,000

(1)	Alan Fine resigned from Roomlinx on July 3rd, 2014.

Executive Employment Arrangements

Michael S. Wasik served as our Chief Executive Officer and Chairman of the Board of Directors under an Employment Agreement dated as of June 5, 2009.  At a Board meeting held on December 27, 2012, the Board approved an increase in Mr. Wasik’s base compensation under his Employment Agreement from $150,000 to $200,000 effective January 1, 2013.  On March 27, 2015, Mr. Wasik resigned from his positions with the Company and entered into an Employment Agreement effective as of March 27, 2015, to serve as President and Chief Executive Officer of SignalShare Infrastructure, Inc. (“SSI”) a wholly-owned subsidiary of the Company.

Mr. Wasik’s base salary under his new Employment Agreement is $235,000 per year.  Mr. Wasik is eligible for a performance bonus after 30 days of his execution of the Employment Agreement.  In addition, assuming his full achievement of all relevant performance criteria and any milestones established by the Compensation Committee and/or Board of Directors of the Company and agreed to by Mr. Wasik, he shall have a yearly target bonus of at least 100% of his base salary specified above and 500,000 Incentive Options.  Mr. Wasik was granted options to purchase 1,200,000 shares of the Company’s Common Stock at $1.80 per share.  One-third of the options vested on March 27, 2015 and the remaining two-thirds shall vest in 24 equal monthly installments commencing on April 27, 2015.  Upon a Change of Control (as defined) of the Company, all unvested options shall immediately vest.

During Mr. Wasik’s employment with SSI and for a period of one year after termination of that employment (the “Noncompetition Period”), so long as Mr. Wasik is being paid a severance for the duration of the Noncompetition Period equal to or greater than his base salary, Mr. Wasik shall not, directly or indirectly, as an officer, director, employee, consultant, owner, shareholder, adviser, joint venture, or otherwise, compete with SSI anywhere in the United States in any line of business in which SSI was engaged at any time during Mr. Wasik’s employment with SSI.

While Mr. Wasik’s employment is terminable at will, if he is terminated without cause all stock options held by Mr. Wasik shall become fully vested; all accrued compensation shall be paid, and severance equal to 12 months his then current base salary but in no case less than the $235,000 pursuant to this provision shall be paid.  If terminated for cause Mr. Wasik shall be paid any accrued salary and benefits without any severance payment.  Upon the death of Mr. Wasik, all stock options shall become fully vested.

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

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2014

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael S. Wasik	1,667	-	-	$120.00	11/20/2016	-	$-	-	$-
Michael S. Wasik (1)	1,667	-	-	$36.00	6/5/2016	-	$-	-	$-
Michael S. Wasik (1)	56	-	-	$36.00	4/11/2017	-	$-	-	$-
Michael S. Wasik	1,305	653	-	$126.00	3/13/2019	-	$-	-	$-
Michael S. Wasik (1)	262	131	-	$36.00	6/5/2019	-	$-	-	$-
Michael S. Wasik (1)	111	56	-	$36.00	12/17/2019	-	$-	-	$-
Michael S. Wasik	667	333	-	$126.00	12/26/2019	-	$-	-	$-

Jason A. Baxter (1)	222	111	-	$36.00	5/9/2019	-	$-	-	$-
Jason A. Baxter (1)	333	167	-	$36.00	12/17/2019	-	$-	-	$-
Jason A. Baxter (1)	65	32	-	$36.00	12/26/2019	-	$-	-	$-
Jason A. Baxter	-	167	-	$36.00	1/11/2020	-	$-	-	$-

Robert Wagener (1)	83	-	-	$36.00	7/20/2015	-	$-	-	$-
Robert Wagener (1)	200	-	-	$36.00	2/22/2016	-	$-	-	$-
Robert Wagener (1)	28	-	-	$36.00	4/11/2017	-	$-	-	$-
Robert Wagener	1,111	556	-	$126.00	3/13/2019	-	$-	-	$-
Robert Wagener (1)	131	66	-	$36.00	6/5/2019	-	$-	-	$-
Robert Wagener (1)	417	208	-	$36.00	12/26/2019	-	$-	-	$-

The above numbers reflect the 1 for 60 Reverse Stock Split .

(1)  Effective June 14, 2013, the Board of Directors determined to reduce the option exercise price to $0.60 per share ($36.00 per share reflecting the 1 for 60 Reverse Stock Split), the closing price of common stock on said date.

Director Compensation Table – Fiscal Year-End December 31, 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Wasik	-	-	-	-	-	-	-

Erin Lydon	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of May 13, 2015, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock (reflecting the effect of the Reverse Stock Split and Stock Dividend); (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of May 13, 2015 are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

COMMON AND CLASS A PREFERRED STOCK
Name and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Number of Shares of Class A Preferred Stock Beneficially Owned	Percent of Class A Preferred Stock Beneficially Owned

Michael S. Wasik (1)	533,249	*	0	*

Bob Wagener	1,970	*	0	*

Jason A. Baxter	620	*	0	*

Erin Lydon-Hart	10,543	*	0	*

Matthew Hulsizer (2)	11,639,013	8.6%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Jennifer Just (3)	11,641,979	8.6%	0	*
c/o Roomlinx, Inc.
11101 W 120th Avenue
Broomfield, CO 80021

Aaron Dobrinsky (4)	1,750,000	1.3%	0	*

Chris Broderick (4)	1,750,000	1.3%	0	4

Robert DePalo (5)	45,120,857	33.4%	0	*

George S. Mennen Trust	10,000,000	7.4%	0	*

Joshua Gladtke (6)	9,500,000	7.0%	0	*

All executive officers and directors (4 persons)	546,382	*	0	*

The following reflects the effect of the Reverse Stock Split and Stock Dividend

(1)
Includes (i) 527,513 outstanding shares owned by Mr. Wasik, (ii) options to purchase 1,667 shares at $120.00 per share which expire on November 20, 2016, (iii) options to purchase 1,667 shares at $36.00 per share which expire on June 5, 2016, (iv) options to purchase 56 shares at $36.00 per share which expire on April 11, 2017 (v) options to purchase 1,958 shares at $126.00 per share which expire on March 13, 2019, (vi) options to purchase 393 shares at $36.00 per share which expire on June 5, 2019, (vii) options to purchase 167 shares at $36.00 which expire December 17, 2019, and (viii) options to purchase 1,000 shares at $126.00 which expire December 26, 2019.

(2)
Includes (i) 1,929,751 shares of Common Stock jointly owned with Jennifer Just, (ii) 83,902 shares of Common Stock owned by the Hulsizer Descendant Trust, (iii) 838,214 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring on March 16, 2015 to purchase 1,350 shares of Common Stock at $120.00 and 733 shares of Common Stock expiring on March 16, 2015 at  $24.00 per share, and (v) 14,827 shares held as Custodian for the benefit of his child.

(3)
 Includes (i) 1,929,751 shares of Common Stock jointly owned with Matthew Hulsizer (ii) 83,902 shares of Common Stock owned by the Just Descendant Trust, (iii) 838,214 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just, (iv) warrants owned by Cenfin LLC expiring on March 16, 2015 to purchase 81,000 shares of Common Stock at $2.00 and 44,000 shares of Common Stock expiring on March 16, 2015 at  $4.00 per share, and (v) 4,500 shares held as Custodian for the benefit of her children.

(4)
This person was elected an executive officer of the Registrant on March 27, 2015, in connection with the Subsidiary Merger.  These shares are issuable upon exercise of Stock Appreciation Rights (“SARs”) granted by Signal Point Holdings Corp. on October 30, 2014, and assumed by the Registrant as of March 27, 2015.   These SARs vested on January 10, 2015 and will terminate on December 31, 2015.   The shareholdings in the table do not include:  (i) an additional 1,750,000 SARs granted on October 30, 2014 will vest and become exercisable on January 10, 2016 if employment is not terminated prior to the vesting date and will terminate on December 31, 2016; and (ii) an additional 1,750,000 SARs granted on March 20, 2015 which will vest on January 10, 2017 and will terminate on December 31, 2017.

(5)
Consists of 44,195,298 shares of common stock owned by Mr. DePalo who resigned from all positions with SPHC as of March 27, 2015 upon the Subsidiary Merger plus 925,559 shares owned by Arjent Limited UK, a United Kingdom broker-dealer, of which Mr. DePalo is Chairman of the Board and controls the power to vote and dispose of those shares.

(6)	Kevin M. Kilcullen, Trustee, has the power to vote and dispose of these shares.

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

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin LLC, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2014).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The Credit Agreement requires that, in conjunction with each advance, we issue Cenfin warrants to purchase shares of Roomlinx common stock equal to 50% of the principal amount funded divided by (i) $120.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $120.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expire three years from the date of issuance.

During the year ended December 31, 2014, the Company made interest payments of $258,038 and principal payments of $464,000 to Cenfin.

Pursuant to the terms of the SMA, the Company made a $750,000 cash payment to Cenfin, reducing the amount of the Revolving Loan with Cenfin to $3,962,000, bearing interest at approximately 5% per annum, and Cenfin received 7,061,295 shares of Common Stock.  This revolving loan is secured by the assets of SSI, but not those of the parent Company (except to the extent not assigned to SSI) and not by any assets of SPHC.

In December of 2012 Chris Wasik, the wife of Mr. Michael Wasik became an employee of the Company as its Director of Marketing and continued as an employee through 2014.

The wife of Jason Andrew Baxter, the Company’s Chief Operating Officer, provides certain contract and financial services to the Company through Baxter Facilities, LLC, a limited liability company co-owned by Mr. Baxter.  The Company has paid Baxter Facilities, LLC $0 and $23,448 for its services for the years ended December 31, 2014 and 2013.

Other than as set forth above, there were no related party transactions in 2014 and none are currently contemplated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND RELATED FEES, TAX FEES AND ALL OTHER FEES

On February 24, 2015, the Company dismissed GHP Horwath, PC (“GHP”) as our independent registered public accounting firm and appointed KMJ Corbin & Company LLP (“KMJ”) as our independent registered public accounting firm for the year ended December 31, 2014.

KMJ has audited our consolidated financial statements for the year ended December 31, 2014.

The following is a summary of the fees billed to the Company by KMJ and GHP for professional services rendered for the years ended December 31, 2014 and 2013. These fees are for work performed in the years indicated and, in some instances, we have estimated the fees for services rendered but not yet billed.

	KMJ	GHP
	2014	2014	2013

Audit Fees	$35,000	$65,000	$105,560
Audit-Related Fees	—	24,950	26,000
Tax Fees	—	17,575	16,000
All Other Fees	—	—	—
Total All Fees	$35,000	$107,525	$147,560

Audit related fees performed by GHP Horwath, P.C. in 2014 and 2013, include the review of the quarterly consolidated financial statements of Roomlinx, Inc. and Forms 10-Q related thereto, consent procedures and the review of additional filings with the Securities and Exchange Commission including Form S-1 and Form 8-K, as appropriate.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before KMJ Corbin & Company LLP was engaged by the Company for the 2014 audit, KMJ Corbin & Company LLP’s engagement and engagement letter were approved by the Company's Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1
Subsidiary Merger Agreement dated as of March 27, 2015, by and among SignalPoint Holdings Corp., Roomlinx, SignalShare Infrastructure Inc. and RMLX Merger Corp. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015.*

2.2
Termination and Release Agreement dated as of February 10, 2015 by and among the Registrant, Signal Point Holdings Corp. and Roomlinx Merger Corp. is incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 13, 2015.

3.1	Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010.

3.3	Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.4
Certificate of Correction to Articles of Incorporation of Roomlinx dated March 26, 2015 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

4.1	Form of Convertible Debenture, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 14, 2007.

4.2	Form of Warrant issued to Creative Hospitality Associates, incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the SEC on April 16, 2008.

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

Exhibit No.	Description

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

10.28
Redemption Agreement dated as of April 1, 2014 by and between the Registrant and the Holders of Class A Preferred Stock is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2014.

10.29
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Andrew Bressman is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.30
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Aaron Dobrinsky is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.31
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Christopher Broderick .is incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.32
Consulting Agreement dated as of March 24, 2015 by and between Signal Point Holdings Corp. and SAB Management LLC is incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.33
Consulting Agreement dated as of January 9, 2014 by and between Signal Point Holdings Corp. and Robert P. DePalo, Sr. is incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.34	Form of Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

10.35
Settlement Agreement and Mutual General Release dated as of March 27, 2015 by and among PC Specialists, Inc. (d/b/a Technology Integration Group) and Roomlinx Inc., Michael S. Wasik, Anthony DiPaolo and SignalShare Infrastructure Inc. is incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

Exhibit No.	Description

10.36	Amended and Restated Revolving Credit and Security Agreement dated as of March 24, 2015 by and between SignalShare Infrastructure, Inc. and Cenfin LLC. **

10.37	Employment Agreement dated March 27, 2015, by and between Michael S. Wasik and SignalShare Infrastructure, Inc. **

14.1	Code of Ethics. **

16.1	Letter re: change in certifying accountant, is incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2015.

21.1	Subsidiaries of the Registrant. **

31.1	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the interim chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2015.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer of SignalShare Infrastructure Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 15, 2015	By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer of SignalShare Infrastructure Inc.
(Principal Executive Officer)

May 15, 2015	By:	/s/ Michael S. Wasik
Michael S. Wasik
Interim Chief Financial Officer
and Interim Principal Accounting Officer of SignalShare Infrastructure Inc.