Form 10-K/A
period 2014-12-31
ROOMLINX INC
filed 2015-05-20
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to RoomLinx, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on May 18, 2015, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2015.

Roomlinx, Inc.

By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer of SignalShare Infrastructure Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

May 20, 2015	By:	/s/ Michael S. Wasik
Michael S. Wasik
Chief Executive Officer of SignalShare Infrastructure Inc.
(Principal Executive Officer)

May 20, 2015	By:	/s/ Michael S. Wasik
Michael S. Wasik
Interim Chief Financial Officer
and Interim Principal Accounting Officer of SignalShare Infrastructure Inc.

ROOMLINX, INC.

EXHIBIT INDEX

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

10.36
Amended and Restated Revolving Credit and Security Agreement dated as of March 24, 2015 by and between SignalShare Infrastructure, Inc. and Cenfin LLC. is incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

10.37
Employment Agreement dated March 27, 2015, by and between Michael S. Wasik and SignalShare Infrastructure, Inc. is incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

14.1	Code of Ethics is incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

16.1	Letter re: change in certifying accountant, is incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2015.

21.1	Subsidiaries of the Registrant is incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

31.1
Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

31.2
Certification of the chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

32.1
Certification of the interim chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K filed on May 18,, 2015.

101.INS †	XBRL Instance Document **

101.SCH †	XBRL Taxonomy Extension Schema Document **

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB †	XBRL Extension Labels Linkbase Document **

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document **

**       Filed herewith

†         In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.