Form 10-Q
period 2015-03-31
ROOMLINX INC
filed 2015-12-01
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 0-126213

ROOMLINX, INC.
(Exact Name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Hackensack Avenue, 6th Floor, Hackensack, New Jersey 07601
(Address of principal executive offices) (Zip Code)

Registrant’s telephone Number, including area code:  (201) 968-9797

N/A
(Former name, Former address and Former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 27, 2015 the issuer had 135,741,571 outstanding shares of Common Stock

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash	$1,452,010	$2,510,800
Accounts receivable, net	1,880,482	1,051,262
Leases receivable, current portion	460,968	-
Prepaid expenses and deferred cost	809,803	581,518
Equipment purchased for resale	1,211,618	1,069,521
Other current assets	424,628	62,173
Total current assets	6,239,509	5,275,274
Property, equipment and software, net	503,050	446,256
Intangible assets, net	2,079,167	2,104,167
Goodwill	4,121,284	4,121,284
Security deposits	1,102,950	1,031,136
Other assets	1,472,558	1,008,519
Total Assets	$15,518,518	$13,986,636

Liabilities and Deficit
Current liabilities
Accounts payable	$10,247,902	$6,502,278
Line of credit, net of debt discount, current portion	1,018,978	-
Customer deposits	1,417,846	-
Current maturities of notes payable, related party	1,468,933	832,030
Accrued expenses	1,241,761	912,061
Leases payable	2,833,342	2,425,043
Note payable and other obligations, current portion	12,573	-
Deferred revenue and customer prepayments	1,532,046	756,463
Other current liabilities	36,305	-
Current liabilities of discontinued operations	3,255,629	3,138,056
Total current liabilities	23,065,315	14,565,931
Non-current liabilities
Line of credit, net of debt discount, less current portion	2,607,308	-
Long-term portion of notes payable, related party	1,846,169	2,067,601
Note payable and other obligations, less current portion	5,658	-
Non-current lease obligations	5,138,705	5,040,948
Other non-current liabilities	144,807	-
Nonconvertible Series A prefered stock, related party	10	10
Total non-current liabilities	9,742,657	7,108,559
Total liabilities	32,807,972	21,674,490
Commitments and contingencies	-	-
Roomlinx, Inc. stockholders' deficit
Preferred stock, par value $0.20 per share, 5,000,000 shares authorized:
Class A - 720,000 and nil shares authorized, issued and outstanding (liquidation preference of $144,000 at March 31, 2015 and December 31, 2014)	144,000	-
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized and 1,010 shares designated and outstanding at March 31, 2015 and December 31, 2014
Series A preferred stock, par value $0.01 per share, 1,000 shares designated, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Series B preferred stock, par value $0.01 per share, 10 shares designated, 10 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 135,040,720 and 115,282,137 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	135,040	115,282
Additional paid-in capital	84,401,944	45,179,249
Accumulated deficit	(101,970,106)	(52,982,385)
Total Roomlinx, Inc. stockholders' deficit	(17,289,122)	(7,687,854)
Non-controlling interest	(332)	-
Total deficit	(17,289,454)	(7,687,854)
Total Liabilities and Deficit	$15,518,518	$13,986,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(unaudited)

	2015	2014

Revenues	$3,202,861	$3,125,314
Cost of sales, excluding depreciation and amortization which is included in selling, general and administrative expense	2,808,154	2,291,982
Gross margin	394,707	833,332
Operating Expenses
Selling, general and administrative expense	5,958,727	2,485,604
Impairment of goodwill	42,847,066	-
Total operating Expenses	48,805,793	2,485,604
Operating loss	(48,411,086)	(1,652,272)
Other (expense) income
Interest expense, net	(457,605)	(531,064)
Other income, net	30,638	36,246
Total other (expense) income	(426,967)	(494,818)
Loss from continuing operations before income taxes	(48,838,053)	(2,147,090)
Income tax expense (benefit)	-	-
Loss from continuing operations	(48,838,053)	(2,147,090)
Loss from discontinued operations, net of tax	-	(77,910)
Net loss	(48,838,053)	(2,225,000)
Net loss attributable to the non-controlling interest	332	-
Net loss attributable to the Company	(48,837,721)	(2,225,000)
Less: Dividends on preferred stock	150,000	150,000
Net loss attributable to common shareholders	$(48,987,721)	$(2,375,000)

Loss per share
Basic and diluted loss per common share from
Continuing operations, attributable to commons shareholders	$(0.42)	$(0.02)
Discontinued operations, attributable to commons shareholders	-	(0.00)
Net loss attributable to common shareholders	$(0.42)	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	116,160,298	108,689,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Deficit
For the three months ended March 31, 2015
(unaudited)

	Class A		Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-Contolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31, 2014 - As adjusted for stock reverse split and recapitalization	-	$-	1,000	$-	10	$-	115,282,137	$115,282	$45,179,249	$(52,982,385)	$-	$(7,687,854)
Shares retained by Roomlinx' shareholders in connection with the shares exchange merger transaction	720,000	144,000	-	-	-	-	19,758,619	19,758	35,545,756	-	-	35,709,514
Preferred stock dividends of Series A	-	-	-	-	-	-	-	-	-	(150,000)	-	(150,000)
Contributed capital from a shareholder	-	-	-	-	-	-	-	-	65,004	-	-	65,004
Stock based compensation	-	-	-	-	-	-	-	-	3,167,653	-	-	3,167,653
Warrants issued to lenders	-	-	-	-	-	-	-	-	444,282	-	-	444,282
Effect of rounding	-	-	-	-	-	-	(16)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	(48,837,721)	(332)	(48,838,053)
Balance at March 31, 2015	720,000	$144,000	1,000	$-	10	$-	135,040,740	$135,040	$84,401,944	$(101,970,106)	$(332)	$(17,289,454)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(unaudited)

	2015	2014

Cash flow from operating activities:
Net loss	$(48,838,053)	$(2,225,000)
Adjustment to reconcile loss to net cash used in operating activities -
Depreciation and amortization	22,013	44,942
Amortization of debt discount and deferred financing costs	50,548	122,694
Amortization of intangible asset	25,000	25,000
Bad debt expense	32,529	(28,877)
Stock based compensation	3,167,653	-
Impairment of goodwill	42,847,066	-
Non-cash expenses	15,469
Loss from discontinued operations	-	77,910
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,558	(83,425)
Increase in prepaid expenses and other current assets	(309,481)	(103,094)
Decrease (increase) in other assets	42,359	(72,547)
Increase in assets held for sale	(142,097)	-
Decrease in accounts payable and accrued expenses	(297,567)	(525,923)
Increase in deferred revenue and customer prepayments	656,766	418,314
Cash used in discontinued operations, net	-	(158,463)
Net cash used in operating activities	(2,726,237)	(2,508,469)
Cash flows from investing activities
Cash acquired from the reverse acquisition	812,756	-
Payment of software development costs	-	(4,267)
Purchase of machinery and equipment	-	(12,055)
Net cash provided by (used in) investing activities	812,756	(16,322)
Cash flows from financing activities
Contributed capital from principal shareholder	65,004	5,583,500
Payment of related party loans	(114,529)	(62,130)
Proceeds from notes payable - related party, net	520,000	(130,794)
Proceeds from capital lease transactions, net	534,216	196,125
Payment of Series A preferred stock dividend	(150,000)	(150,000)
Net cash provided by financing activities	854,691	5,436,701
Net (decrease) increase in cash	(1,058,790)	2,911,910
Cash, beginning of period	2,510,800	152,520
Cash, end of period	$1,452,010	$3,064,430

Supplementary disclosure of of cash flow information
Cash paid during the period for —
Interest	$275,815	$343,021
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Commons stock issued in connection with the merger	$35,565,514	$-
Fixed assets purchased under capital lease obligation	$-	$88,000
Equipment purchased under financed lease payable for resale	$-	$95,560
Repayment of capital leases payable made by customer	$28,160	$30,499
Conversion of the Robert DePalo Special Opportunity Fund debt into equity	$-	$3,053,121
Conversion of the Brookville Special Purpose fund debt into equity	$-	$3,098,416
Conversion of the Veritas High Yield Fund debt into equity	$-	$774,073
Software development capitalized cost against accounts payable balance	$18,258	$-
Equipment purchased for resale against accounts payable balance	$171,661	$-
Class A Preferred Stock assumed in connection with the reverse acquisition	$144,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Organization

Description of Business - Roomlinx, Inc. (the “Company” or “RMLX’ or the “Registrant”) was incorporated under the laws of the state of Nevada.  The Company, through its subsidiaries, provides high speed wired and wireless broadband services to customers located throughout the United States, turnkey services including all technology, infrastructure and expertise necessary to construct both temporary and permanent broadband wireless networks at large event forums, such as stadiums and concert venues and sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and video on demand programming.  The Company also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers. The Company may utilize third party contractors to install such hardware and software.

Merger - On March 14, 2014, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Signal Point Holdings Corp. (“SPHC” or "Holdings") and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company (“Merger Subsidiary” or “RMLX Merger Corp.”).  On February 10, 2015, the Company and SPHC terminated a prior Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the Subsidiary Merger Agreement (the “SMA”) described in Note 16.  Upon the terms and subject to the conditions set forth in the SMA, RMLX Merger Corp. was merged with and into SPHC, a provider of domestic and international telecommunications services, with SPHC continuing as the surviving entity in the merger as a wholly-owned subsidiary of the Company (the “Subsidiary Merger”).  The existing business of the Company was transferred into a newly-formed, wholly-owned subsidiary named SignalShare Infrastructure, Inc. (“SSI”).  See Notes 12 and 16 for additional information.

SPHC is comprised of its wholly owned subsidiaries; Signal Point Telecommunication Corp (“SPTC”), SignalShare LLC (“SignalShare”), SignalShare Software Development Corp. (“SignalShare Software”) and Signal Point Corp. (“SPC”)  (see “discontinued operations” Note 6)

SignalShare Infrastructure, Inc. (“SSI”) is comprised of its wholly owned subsidiaries Canadian Communications LLC (“CCL”), Cardinal Connect, LLC (“Connect”), Cardinal Broadband, LLC (“CBL”), and Arista Communications, LLC (“Arista”), a 50% owned subsidiary controlled by SSI and Cardinal Hospitality, Ltd. (“CHL”) (see “discontinued operations” Note 6).

The Company is registered to transact businesses within various states throughout the United States.

2. Reverse Acquisition

On March 27, 2015, the Company entered into and completed a Subsidiary Merger Agreement (“SMA”) (more fully discussed in note 16) with SPHC (a private company). Upon closing of the transaction, SPHC’s Shareholders transferred their 100% ownership in SPHC’s common stock and Series A Preferred Stock in exchange for an aggregate of 115,282,137 shares of the common stock of RMLX (approximately 85.4% of voting control of RMLX)  for one to one basis plus the assumption of the Class A Preferred Stock of RMLX.  As part of the agreement, RMLX's existing shareholders retained 19,758,619 shares of the  Company’s Common Stock and 720,000 shares of class A Preferred Stock (representing approximately 14.6% of voting control of RMLX upon consummation of the reverse acquisition) in exchange for 100% of SPHC common stock and Series A Preferred Stock.

For financial accounting purposes, this transaction was treated as a reverse acquisition by SPHC, and resulted in a recapitalization with SPHC being the accounting acquirer and RMLX as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, SPHC and have been prepared to give retroactive effect to the reverse acquisition completed on March 27, 2015, and represent the operations of SPHC The consolidated financial statements after the acquisition date, March 27, 2015 include the balance sheets of both companies at historical cost, the historical results of SPHC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

The following table summarizes the assets acquired and liabilities assumed from the reverse acquisition transaction:

Property and equipment	$78,807
Cash in bank	812,756
Account receivable	856,282
Leases receivable	575,471
Prepaid expenses	151,604
Inventory	129,665
Other assets	83,215
Current liabilities	(5,922,133)
Debt	(3,640,839)
Liabilities of discontinued operations	(117,573)
Other liabilities	(144,807)
Class A preferred stock	(144,000)
Goodwill	42,847,066
Total	$35,565,514

The fair value of the consideration effectively transferred by SPHC and the group’s interest in RMLX is $35,565,514 (19,758,619 shares, the remaining 14.6% of ownership with a per share fair value of $1.80).  Management of the Company followed the guidance of the reverse acquisitions on fair value of the consideration transferred pursuant to ASC 805-40-55-9 to 55-12 and concluded that SPHC’s per share fair value of $1.80 is deemed the most reliable measure.

3.  Going Concern Matters

At March 31, 2015, the Company had approximately $1.4 million in cash on hand, had incurred a net loss of approximately $48.8 million (including the impairment of goodwill of approximately $42.8 million) and used approximately $2.7 million in cash for operating activities for the quarter ended March 31, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $16.8 million. The negative working capital was primarily comprised of approximately $10.2 million of accounts payable, approximately $1.5 million of deferred revenue and customer prepayment, approximately $1.5 million of related party debt and approximately $3.3 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

4. Summary of Significant Accounting Policies and Principles of Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include Roomlinx, Inc. and its wholly-owned subsidiaries, SPHC and SSI. SPHC consists of its wholly-owned subsidiaries, SPTC, SignalShare, SignalShare Software and SPC. SSI consists of its wholly-owned subsidiaries CCL, Connect, CBL, CHL, and 50% owned subsidiary of Arista. CCL and Connect are non-operating entities. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these interim unaudited condensed financial statements should be read in conjunction with SPHC’s, the accounting acquirer’s December 31, 2014 audited consolidated financial statements and related notes.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The December 31, 2014 condensed consolidated balance sheet data was derived from the December 31, 2014 audited financial statements, but does not include all disclosures required by US GAAP.

Discontinued Operations - During the year ended December 31, 2013, the Company closed down the operations of SPC. This decision was made as a result of a continuing decline in revenues, increasing costs and Federal and state regulatory environment that continued to pressure margins in the SPC businesses. As a result of the decision to shut down SPC, all applicable employees were terminated, as were leases for facilities and office space. Meeting the definition under applicable accounting standards of a discontinued operation, all periods presented have been reclassified to present these operations as discontinued operations. Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of the discontinued operations for all periods presented (See Note 6).

SPC operated in the communications services industry providing voice, data, and Internet services through residential and commercial telephone service, Voice over Internet Protocol (“VoIP”) enabled services, prepaid and post-paid calling cards, conference calling, and wholesale carrier terminations. It was a registered and certified competitive local exchange carrier (“CLEC”) providing local exchange services primarily in the New England region, and was also a licensed and registered interexchange carrier (“IXC”) or “long distance” carrier, providing domestic and international long distance services. SPC marketed its services to customers either directly or through reseller channels.

During the year ended December 31, 2013, SSI terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see Note 4) meeting the definition under applicable accounting standards for discontinued operations.  The liabilities assumed in connection with the reverse acquisition included $117,573 related to Cardinal Hospitalility, Ltd., which has been included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015 under the line item of “Current liabilities of discontinued operations”.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management’s most significant and subjective judgments include revenue recognition, the valuation of long-lived assets, goodwill, the valuation and recognition of stock-based compensation expense and acquired indefinite-lived intangible assets. In addition, the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, the determination of the useful lives of long-lived assets, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and cost of revenue disputes for communications services. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Cash and Cash Equivalents - For purposes of financial statements presentation, the Company considers all highly liquid investments with maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of March 31, 2015 and December 31, 2014, $167,820 and $209,775 and $167,820 and $335,640 were accounted as “Accounts Receivable Short Term Direct” and “Accounts Receivable Long Term Direct” was included in “Other assets” in the accompanying consolidated balance sheets, respectively.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of March 31, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $71,000 and $-0-, respectively.

Inventory - Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company generally maintains only the inventory necessary for contemplated installations.  Work in process represents the cost of equipment related to installations which were not yet completed.

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of March 31, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

Leases Receivable - Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amounts of leases receivable are reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of March 31, 2015 and December 31, 2014 no valuation allowance was necessary.

Property, equipment, and software - Property, equipment, and software are recorded at cost, using the straight-line method over the estimated useful life of the related assets as shown below.

Telephone equipment	5 – 9.5 years
Machinery and equipment	3 – 10 years
Furniture and fixtures	5 – 7 years
Vehicles	4 – 5 years
Leasehold improvements	3 years
Computer software	3 years

Leasehold improvements are depreciated over the shorter of their estimated useful lives or their reasonably assured lease terms.

Major improvements that extend the useful life or add functionality to property are capitalized.

Expenditures for repairs and maintenance are charged to expense as incurred.

At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in the consolidated statements of operations.

The Company performs periodic internal reviews to determine depreciable lives of its property, equipment and software based on input from Company personnel, actual usage and the physical condition of the Company’s property, equipment and software.

Software Development - At March 31, 2015 and December 31, 2014, SignalShare had incurred and capitalized $462,476 and $444,218, respectively, in software development costs related to its Live-Fi software system. The amounts capitalized represent the costs incurred for the use of outside vendors and do not include the capitalization of internal software development costs.  The Live-Fi software amount is included in the accompanying consolidated balance sheets under the line item “Other assets.” It is anticipated that the Live-Fi software will be fully developed in 2015 and a useful life will be determined at that time. The software will be amortized over its useful life beginning in the second half of 2015.

Accounts Payable Claims and Disputes - The Company has established a systematic approach to record accounts payable based on invoice amount, net of claims filed and acknowledged by vendors, as well as any additional credits received. Billings from carriers frequently require adjustment to reflect the Company’s correct usage of those carrier services. All claims by the Company against vendors are netted against payables to those vendors and expect to be settled through credits issued by vendors. Any additional credits received such as late fees usually waived by vendors, are generally insignificant.

Revenue Recognition - SPTC derives the majority of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network, carrier and subscription services and SignalShare derives revenues from the construction of both temporary and permanent broadband installation services at large event forums.

Monthly recurring fees include the fees paid by SPTC’s network and carrier services customers for lines in service and additional features on those lines. SPTC primarily bills monthly recurring fees in advance, and recognizes the fees in the period in which the service is provided.

Usage-based fees consist of fees paid by SPTC’s network and carrier services customers for each call made. These fees are billed in arrears and recognized in the period in which the service is provided.

Subscriber fees include monthly recurring fees paid by SPTC’s end-user subscribers for lines in service, additional features on those lines, and usage-based per-call and per-minute fees. Subscriber fees also consist of provision of access to data, wireless, and VoIP services. These fees are billed in advance for monthly recurring items and in arrears for usage-based items, and revenues are recognized in the period in which service is provided.

SignalShare product sales are only recognized as revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or service is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

SPTC and SignalShare also recognize revenue on the basis of the milestone method for revenue recognition for services delivered related to the installation of temporary or permanent wireless Internet solutions as per the contract arrangement and when the performance and acceptance criteria have been met and agreed to by the customer.

Revenue arises from setting up a Wi-Fi network for an event, an equipment sales contract, an equipment rental contract, consulting services and support and maintenance contracts. The table below describes the accounting for the various components of SignalShare’s revenues.

Product	Recognition Policy

Event Services (Setting up a Wi-Fi network) Workshops and Workshop Certificates	Deferred and recognized upon the completion of the event

Equipment sales	Recognized at the time delivered and installed at the customer location

Equipment rental contract	Deferred and recognized as services are delivered, or on a straight-line basis over the initial term of the rental contract

Consulting services (on Wi-Fi networks, installation, maintenance)	Recognized as services are delivered

Support and Maintenance contract	Deferred and recognized on a straight-line basis over the term of the arrangement

SSI derives its revenue from the installation and ongoing services of in-room media, entertainment, and HD television programming solutions in addition to wired networking solutions and WiFi Fidelity networking solutions. Revenue is recognized when all applicable recognition criteria have been met, which generally include a) persuasive evidence of an existing arrangement; b) fixed or determinable price; c) delivery has occurred or service has been rendered and; d) collectability of the sales price is reasonably assured.

Installations and service arrangements are contractually predetermined and such contractual arrangements may provide for multiple deliverables, revenue is recognized in accordance with ASC Topic 650, Multiple Deliverable Revenue.  The application of ASC Topic 650 may result in the deferral of revenue recognition for installations across the service period of the contract and the re-allocation and/or deferral of revenue recognition across various service arrangements.  Below is a summary of such application of the revenue recognition policy as it relates to installation and service arrangements SSI has with its customers.

SSI enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - system installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and SSI considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment.  In the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, we determine the relative fair value of each element under the concept of Relative Selling Price (“RSP”) for which SSI applied the hierarchy of selling price under ASC Topic 605 as follows:

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

Additionally, SSI may provide the customer with a lease financing arrangement provided the customer has demonstrated its credit worthiness to the satisfaction of SSI.  Under the terms and conditions of the lease arrangements, these leases have been classified and recorded as Sale-Type Leases under ASC Topic 840-30 and accordingly, revenue is recognized upon completion and customer acceptance of the installation which gives rise to a lease receivable and unearned income.

Hospitality Service, Content and Usage Revenues

SSI provides ongoing 24/7 support to both its hotel customers and their guests, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Generally, support is invoiced in arrears on a monthly basis with content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

 At times, SSI will enter into arrangements with its customers in which a minimum revenue amount earned from content in a specific hotel will be agreed to by both parties. If the revenue earned by the Company exceeds this minimum revenue amount for a defined period (“Revenue Overage”), SSI may be required to pay to the customer an amount up to the Revenue Overage. The related Revenue Overage amount is recorded as a reduction of the hospitality services revenue.

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  SSI’s policy prohibits the issuance of customer credits during the month of cancelation. SSI earns residuals as a percent of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States (“US GAAP”), specifically Accounting Standards Codification (“ASC”) 605 “Revenue Recognition,” which requires satisfaction of the following four basic criteria before revenue can be recognized:

a.	There is persuasive evidence that an arrangement exists;
b.	Delivery has occurred or services have been rendered
c.	The fee is fixed and determinable; and
d.	Collectability is reasonably assured.

The Company bases its determination of the third and fourth criteria above on the Company’s judgment regarding the fixed nature of the fee it has charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause it to determine that these criteria likely will not be met for some future transactions, revenue recognized for any reporting period could be materially adversely affected.

Company management continually reviews and evaluates the collectability of revenues. For further information please see “Accounts Receivable and Allowance for Doubtful Accounts.” The Company’s management makes estimates of future customer credits and settlements due to various disputes on pricing and other terms of the contracts, through the analysis of historical trends and known events. Provisions for customer credits and settlements are recorded as a reduction of revenue when incurred and estimable. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

Deferred Revenue and Customer Prepayments - SPTC bills customers in advance for certain of its telecommunications services. If the customer makes payment before the service is rendered to the customer, SPTC records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the communications services when the customer receives and utilizes that service, at which time the earnings process is complete.

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of March 31, 2015 and December 31, 2014, SignalShare recorded $526,919 and $737, respectively, in deferred revenue and $507,090 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

Advertising Costs - Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2015 and 2014 were approximately $ $285,000  and $1,000, respectively.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of services, insurance, maintenance contracts and refundable deposits. Other than refundable deposits, prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Cost of sales - Cost of sales consists primarily of leased transport charges and usage costs for local and long distance calls. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company’s network and to connect the Company’s network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the calls made by customers that are terminated on the networks of other carriers. These costs may include an estimate of charges for which invoices have not yet been received, and may be based upon the estimated number of transmission lines and facilities in service, estimated minutes of use, estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to have a   material impact on the operating results based on management’s historical experience.

Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from estimates and such differences could be material.

Selling, General and Administrative Expenses - The Company’s selling, general and administrative expenses are defined as expenses incurred by the Company that relate directly to the day-to-day operations and the administration of the Company. These costs consist primarily of, but are not limited to, compensation, depreciation and amortization, commissions, selling and marketing, customer service, billing, corporate administration, engineering, personnel and other costs.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable. Exposure to losses on accounts receivable is principally dependent on each customer’s financial condition. The Company monitors its exposure for customer credit losses and maintains allowances for anticipated losses. The Company places its cash and cash equivalents in financial institutions insured by the Federal Depository Insurance Corporation, to the maximum amount of that coverage. Additionally, the Company limits its amount of credit exposure to any one institution. The Company has never experienced any losses in these accounts and believes that its credit risk exposure with respect to cash balances held by depository institutions is limited.

Concentrations - The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company’s orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company. The Company has three major suppliers: Verizon Communications, Inc. and Alteva LLC that account for a combined 47% of its carrier cost of services for the three months ended March 31, 2015 and  Verizon Communications, Inc. and Level 3 that account for a combined 54% of its carrier cost of services for the year ended March 31, 2014. Verizon and Alteva LLC accounted for a combined 24% of the balance in accounts payable at March 31, 2015. Verizon and Alteva LLC accounted for a combined 28% of the balance in accounts payable at December 31, 2014.

The Company has no other supplier that accounts for greater than 10% of the Company’s costs of services.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In accordance with the provisions of ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”), the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified two reporting units as defined in ASC 350. Goodwill is assessed for impairment at least annually, based upon the Company’s estimate of the fair value of the reporting units.

The Company assesses the carrying value of its goodwill at December 31 of each fiscal year. In accordance with the Intangibles - Goodwill and Other Topic, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by the “Intangibles – Goodwill  and Other Topic,” that could potentially reduce the fair value of the reporting unit below its carrying value.

Testing for impairment of goodwill per US GAAP follows a two-step impairment test model and, an additional, initial qualitative assessment related to goodwill impairment. In accordance with the relevant accounting standards, the Company has chosen not to implement this initial qualitative assessment in making its impairment decision with respect to goodwill recorded in its accounts and has proceeded directly to step 1 as explained below:

Step 1.   The carrying amount of the asset is compared with the undiscounted cash flows it is expected to generate. If the carrying amount is lower than the undiscounted cash flows, no impairment loss is recognized and Step 2 is not necessary. If the carrying amount is higher than the undiscounted cash flows, then Step 2 quantifies the impairment loss.

Step 2.   An impairment loss is measured as the difference between the carrying amount and fair value. Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company determined that at March 31, 2015 the goodwill created through the Company’s reverse acquisition in connection with the SMA could not be supported through the projected future cash flows of the Company. Accordingly, the Company determined that the goodwill arising from the March 27, 2015 reverse acquisition transaction was impaired and an impairment charge of $42,847,066 was included in the operating loss during the three months ended March 31, 2015.

Impairment of Long Lived Assets - In accordance with ASC 360 “Property, Plant, and Equipment” (the “PP&E Topic”), long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments determine that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest on any borrowings used to fund the assets) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations. In connection with the “Section 363 Sale,” property, plant and equipment acquired from the Predecessor Company were valued at its then fair value.

There has been no indication since then that the fair value of that property, plant and equipment has declined.

Other Assets - Other assets consist primarily of security deposits and deposits made to suppliers.

Fair Value of Financial Instruments - We adopted the guidance of ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 — Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 — Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, loans payable, deferred revenue and other current liabilities approximate their fair market value based on the short term maturity of these instruments. ASC 825-10 “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Foreign Currency Translation and Comprehensive Income (Loss) - The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars at each reporting period-end exchange rates. Income and expenses are translated at an average exchange rate for the reporting periods, equity is translated at historical rates and the resulting translation gain (loss) adjustments are accumulated as a separate component of shareholders’ deficit.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Noncontrolling Interest - The Company recognizes non-controlling interest as equity in the consolidated financial statements separate from the parent company’s equity (deficit).  Non-controlling interest results from a partner in Arista Communications, LLC (“Arista”), which the Company owned 50% of Arista. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the consolidated statements of operations and comprehensive loss.  For the Quarter ended March 31, 2015, the non-controlling interests’ share of net loss totaled $332 (for the period from the reverse acquisition consummation date, March 27, 2015 through March 31, 2015). Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest member.

Earnings Per Share - The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common would be anti-dilutive.

Income Taxes - The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Legal and Contingency Reserves - The Company accounts for legal and other contingencies in accordance with ASC 450 “Contingencies.” Loss contingencies are accrued by a charge to income if two conditions are met. The first condition is that information existing prior to the issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss. The second condition is that the amount of the loss can be reasonably estimated. There were no legal or contingency reserves that met the requirements to be recorded. See Note 21 for discussion of legal and contingency matters.

Recent Accounting Pronouncements

ASU 2015-15

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.  There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

5. Acquisitions

Acquisition of Assets of Incubite, Inc. – On December 9, 2014, SPHC and its wholly-owned subsidiary, SignalShare Software Development Corp. and Incubite, Inc. (“Incubite”) and its members entered into an Agreement and Plan of Reorganization whereby Incubite exchanged the assets of Incubite for interest in Holdings that were distributed to the Incubite Members. The acquisition of Incubite has been accounted for as an asset acquisition.

Holdings paid consideration to the members of Incubite of $1,800,000 comprised of 1,000,000 shares of Common Stock of Holdings issued to the Incubite Members at the Closing.

The following table summarizes the recognized amounts of assets acquired.

Identifiable intangible assets.	$1,800,000
Total consideration	$1,800,000

6. The Shutdown of SPC and CHL and their Presentation as Discontinued Operations

Shutdown of SPC

On June 30, 2013, SPHC closed down the operations of SPC. This decision was made as a result of a continuing decline in revenues, increasing costs and Federal and state regulatory environment that continued to pressure margins in the SPC businesses. As a result of the decision to shut down SPC, all applicable employees were terminated, as were leases for facilities and office space.

Shutdown of CHL

On December 20, 2013, SSI closed down the operations of CHL. This decision was made as a result of a continuing decline in revenues SSI’s decision to not invest in upgrading old technology and the hotels not willing to purchase newer technology.

Discontinued Operations Presentation

As disclosed above, SPC was closed on June 30, 2013 and all operations at that subsidiary ceased and CHL was closed on December 20, 2013 and all operations at that subsidiary ceased. Therefore, at March 31, 2015 and December 31, 2014, these subsidiaries are presented in the condensed consolidated financial statements as discontinued operations and their financial results are summarized as one-line items in the consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized in the following table.

Loss from Discontinued Operations
(unaudited)

	For the Quarter Ended March 31,

	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	77,910
Other expenses.	-	-
Other income.	-	-
Loss from discontinued operations before income taxes	-	(77,910)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$-	$(77,910)

Assets and Liabilities of Discontinued Operations

Balance at

	March 31, 2015	December 31, 2014
(unaudited)
Assets
Cash	$-	$-
Total current assets	-	-
Other assets	-	-
Total assets of discontinued operations	$-	$-

Liabilities
Accounts payable and accrued expenses	$3,255,629	$3,138,056
Other liabilities	-	-
Total liabilities of discontinued operations	$3,255,629	$3,138,056

Accounts payable and accrued expenses of discontinued operations as of March 31, 2015 included $117.573 assumed from CHL in connection with the reverse acquisition transaction completed on March 27, 2014.

7. Leases Receivable

As of March 31, 2015, the Company had approximately $658,695 in leases. These leases have terms of 60 months and an average interest rate of 9.5%. The Company did not enter into any new leases in the three months ended March 31, 2015. The long term portion in included in other assets.

Future minimum receipts on leases receivable are as follows:

Years Ended March 31,	Minimum Receipts

2016	$460,968
2017	185,822
2018	11,905
$658,695

8. Property, Equipment and Software, net

Property, equipment and software consist of the following:

	Balance at

	March 31, 2015	December 31, 2014
	(unaudited)

Property, Equipment and Software
Machinery and equipment	$5,977,393	$5,146,279
Equipment offsite	121,808	121,808
Furniture, fixtures and equipment	773,520	145,154
Software.	268,867	127,060
Trucks and autos	36,040	36,040
Total property, equipment and software	7,177,628	5,576,341
Less: accumulated depreciation	(6,674,578)	(5,130,085)
Property, equipment and software, net	$503,050	$446,256

Depreciation and amortization expense was $22,013 and $44,942 for the quarter ended March 31, 2015 and 2014, respectively. Depreciation and amortization expense for all periods was included in the selling, general and administrative expense caption in the accompanying consolidated statements of operations.

9. Capital Lease Obligations

The Company had several capital lease obligations. Property under those capital lease obligations (included in property, equipment and software) at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Capital Lease Property
Machinery & equipment	$490,353	$564,228
Software	125,587	125, 587
Less: Accumulated depreciation	(219,172)	(274,815)
Net capital lease property	$396,768	$415,000

Depreciation and amortization expense of leased property under capital lease obligations amounted to $18,231 and $15,298 for the three months ended March 31, 2015 and 2014, respectively.

SignalShare Lease Transactions - Capital

Future minimum lease obligations under the capital leases consist of the following at March 31:

Year	Amount

2016	$3,475,157
2017	3,411,173
2018	2,072,759
2019	29,516
Total	8,988,605
Less – amounts representing interest	(1,341,641)
Present value of net minimum lease payments	7,646,964
Less: Current portion	(2,681,160)
Net long-term portion	$4,965,804

SignalShare Lease Transactions – Finances

SignalShare finances certain sales to customers through a third-party leasing company on their behalf. Once the equipment installation is complete, SignalShare recognizes the revenues and costs related to these transactions. Payments to the third-party leasing company are made directly by SignalShare’s customer and, if applicable, the customer has the option to purchase the equipment at the end of the lease for an additional payment.

At the inception of the lease, the third-party leasing company remits cash to SignalShare in an amount equal to the amount of the lease, less finance costs to be collected over the lease term. SignalShare purchases the equipment and completes the installation. The equipment is immediately expensed, as are the costs of the installation and the finance component of the lease is charged to cost of goods sold. Thus all of the revenue and costs are recorded immediately upon completion of the installation.

SignalShare is the lessee and is ultimately responsible for the payments under the lease. Since the equipment is installed on the customer’s property, the customer controls the equipment and the ultimate decision with regard to purchasing the equipment at the end of the lease term, SignalShare records an accounts receivable and a lease liability in its accounting books and records. The accounts receivable and lease liability are offset each month as the customer makes payments directly to the third-party leasing company. Where leases extend beyond twelve months, the related accounts receivable and payable are discounted at the imputed interest rate in the lease. In effect, SignalShare is a guarantor of the lease in the event that its customer does not make the required lease payments. Since the inception of this program in mid-2013, SignalShare has not had to make any lease payments on behalf of any customer.

The lease related accounts receivable and the lease obligations, together with the balance sheet caption that contains each amount are as follows:

	Balance at

	March 31, 2015	December 31, 2014
	(unaudited)
Lease accounts receivable
Current portion (accounts receivable)	$156,532	$149,507
Long-term portion (other assets)	172,901	208,086
Total lease accounts receivable	$329,433	$357,593

Lease obligations
Current portion (capital leases payable)	$152,182	$149,507
Long-term portion (non-current lease obligations).	172,901	208,086
Total lease obligations	$325,083	$357,593

There were no leases payable incurred on behalf of customers during the quarters ended March 31, 2015 and 2014. Repayment of capital lease payable made by customers directly to the third party leasing company during the quarters ended March 31, 2015 and 2014 amounted to $28,160 and $30,499, respectively.

Below is the summary of SignalShare lease transactions at March 31, 2015:

	Capital Leases	Finance Leases	Total as of March 31, 2015

Leases payable - current portion	$2,681,160	$152,182	$2,833,342
Leases payable - long tern portion	4,965,804	172,901	5,138,705
Total leases payable	$7,646,964	$325,083	$7,972,047

10. Line of Credit

On June 5, 2009, RMLX entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin, LLC (“Cenfin”), an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of five years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% per annum at March 31, 2015).  The Credit Agreement is collateralized by substantially all of our assets, and requires us to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The amount outstanding under the Credit Agreement was $3,962,000 at March 31, 2015, which is part of the liabilities assumed in connection with the reverse acquisition transaction completed on March 27, 2015.  These advances will be repaid at various dates between 2015 and 2017.

The Credit Agreement requires that, in conjunction with each advance, RMLX issue Cenfin warrants to purchase shares of our common stock equal to 50% of the principal amount funded divided by (i) $120.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company’s common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $120.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company’s common stock on the date of issuance. The exercise period of these warrants expires three years from the date of issuance.

The fair value of warrants issued under of the Credit Agreement using the Black-Scholes pricing model was approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of the debt discount was $335,714 at March 31, 2015.  During the three months ended March 31, 2015 the Company amortized $3,677 (for the period from March 27, 2015 through March 31, 2015) as debt discount expense. Borrowings outstanding are reported net of the debt discount.

Future minimum payments under the line of credit are as follows:

Years ended March 31,	Minimum Payments

2016	$1,254,521
2017	2,707,479
$3,962,000

11. Notes Payable — Related Parties

A summary of the outstanding balance of the various notes payable is as follows:

	Balance at

	March 31, 2015	December 31, 2014
	(unaudited)

Brookville Special Purpose Fund	$2,233,753	$2,284,161
Veritas High Yield Fund, net of $31,567 and $43,258 unamortized debt discount at March 31, 2015 and December 31, 2014, respectively	551,349	615,470
Allied International Fund, Inc.	530,000	-
Total notes payable – related parties	3,315,102	2,899,631
Less: current portion of notes payable – related parties	(1,468,933)	(832,030)
Long-term portion of notes payable, related party	$1,846,169	$2,067,601

On March 31, 2014, the Brookville Special Purpose Fund maturity date was extended to January 1, 2016 and the Veritas High Yield Fund maturity date was extended to April 1, 2016. The notes have been converted to a payment schedule that will fully amortize the existing balances of the notes payable by the maturity dates of the notes. The interest rates for these two notes payable remain at the originally negotiated 14% interest rate per annum.

Accrued interest related to the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Robert DePalo Special Opportunity Fund was capitalized as part of the balance of these notes payable at December 31, 2013 and are included in the repayment obligations of the Brookville Special Purpose Fund and the Veritas High Yield Fund. The capitalized interest on the Robert DePalo Special Opportunity Fund was included in the conversion of that note payable to Holdings’ common equity on March 14, 2014 described in Note 12.

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied International Fund, Inc. (“Allied”) for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year.

For the three months ended March 31, 2015 and 2014, the Company amortized $5,561 and $40,710, respectively, of deferred financing costs of $11,691 and debt discount of $81,984, respectively.

A schedule of principal payments for the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Allied International Fund Inc. notes payable, by year, is set forth below.

Year	Amount

2016	$1,500,500
2017	1,846,169
Total	2,346,669
Less: unamortized debt discount	(31,567)
Total notes payable – related parties	$3,315,102

12. Note Payable

As of March 31, 2015, the Company had the following outstanding note payable:

Amount

Note payable to the FCC; monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.	$18,231
Less: current portion	(12,573)
$5,658

Future minimum payments under the note payable are as follows:

Years ended March 31,	Minimum Payments

2016	$12,573
2017	5,658
$18,231

13. Related Party Transactions — Stockholders

A significant shareholder of the Company manages the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Robert DePalo Special Opportunity Fund.

The SPHC Series A preferred stock is owned by Allied International Fund, Inc. (“Allied”), a company whose president is the wife of a major shareholder. The SPHC Series A preferred stock was issued to Allied for certain guarantees and other consideration. SPHC recognized Series A Preferred Stock dividends in the amount of $150,000 for each of the three months ended March 31, 2015 and 2014. Preferred stock dividends payable amounted to $50,000 and $25,000 as of March 31, 2015 and December 31, 2014, respectively, which has been included in accrued expenses and was paid in April 2015and January 2015, respectively.  See Note 16.

14. Accrued Expenses

Accrued expenses consist of the following:
	Balance at
	March 31, 2015	December 31, 2014
	(unaudited)

Cost of service	$473,763	$498,193
Selling, general and administrative expense	400,371	278,852
Compensation	367,627	135,016
Total	$1,241,761	$912,061

15. Operating Lease Commitments

The Company leases office space in New Jersey and North Carolina under operating leases that expire at various dates through 2020. The office leases require the Company to pay escalating rental payments over the terms of the leases. The Company accounts for rent expense in accordance with ASC 840, “Leases” that requires rentals to be charged to income on a straight-line basis. The Company performs a deferred rent analysis when a new lease is entered into and when the current leases have been renewed or amended. Rent expense was $99,287 and $76,996 for the three months ended years ended March 31, 2015 and 2014, respectively.

The following table summarizes the future minimum lease commitments under non-cancelable operating office leases as of March 31, 2015.

March 31,	Amount

2016	$454,142
2017	373,335
2018	341,216
2019	348,355
2020	84,319
Total	$1,601,367

16. Equity

On March 27, 2015, the Company and SPHC signed and completed the “SMA”. Pursuant to the terms and conditions of a SMA by and among the Company, SPHC, SSI and RMLX Merger Corp. the Company completed the merger with SPHC (the “Closing”).  Following the February 10, 2015 termination of a prior Merger Agreement, the SMA was negotiated based upon, among other things, significantly revised settlement agreements with the Company’s major creditors.  These included, among other things, Cenfin LLC, the Company’s secured lender, obtaining 5% of the approximately 15% of the issued and outstanding fully diluted common stock of the Company following the Merger.  Under the SMA, the Company’s wholly-owned subsidiary RMLX Merger Corp., a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly-owned subsidiary of the Company (the “Merger”).  The existing business of Roomlinx was transferred into a newly-formed, wholly-owned subsidiary named SSI.  The Company’s President and Chief Executive Officer, Michael S. Wasik, resigned from all positions with the parent Company and was named President and Chief Executive Officer of SSI.  As a result of the Merger, the shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of approximately 85% of the Fully Diluted (as defined therein) common stock of the Company in exchange for 100% ownership interest in SPHC’s common stock and Series A Preferred Stock.  The merger consideration was determined by the Company, after a thorough review of prospective acquisitions, the benefits of the transaction, including access to capital, increased market opportunities and reach, perceived synergies, efficiencies and other financial considerations, as well as a strategic growth plan contemplated by management of the combined entity.  This transaction has been accounted for as a reverse acquisition where SPHC is the accounting acquirer and RMLX is the acquired company or the accounting acquiree.  Accordingly, the historical financial statements prior to the consummation of the reverse acquisition transaction are those of SPHC.

Upon the Closing, the accounting acquirer, SPHC, acquired all the assets and assumed all the liabilities of the Company and immediately transferred such assets and liabilities  into SSI, a newly-formed Nevada corporation wholly owned by the Company.  As a result of the foregoing, SSI and SPHC and their respective subsidiaries are now the principal operating subsidiaries of the Company.

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

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of common stock to existing stockholders who held 107,007 shares of Common Stock or an aggregate of 12,697,324 shares (9.41% of the fully diluted shares) prior to the consummation of the reverse acquisition transaction.  Cenfin was issued 7,061,295 (5.23% of the fully diluted shares) shares and at consummation, the SPHC shareholders were issued 115,282,137 (85.36% of the fully diluted shares) exclusive of 4,160,000 option shares for one to one basis.  All of the dividend shares and Cenfin shares are subject to a nine month lock-up agreement, subject to certain registration rights.

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

In addition to the 115,282,137 shares of common stock issued to the former SPHC shareholders, the 4,160,000 options held by the SPHC option holders and 250,000 warrants held by warrant holders will be exchanged on a one for one basis for options and warrants in the Company.  In addition, pursuant to the terms of the SMA, which have not been implemented, within fourteen days after the closing date (the “Post-Closing Date”):  (a) following Roomlinx Stockholders Approval and Board of Directors approval, the Company shall (i) amend and restate its articles of incorporation to change its name to SignalShare Media Group, Inc.; and (ii) create serial preferred stock with substantially identical Series A and Series B (see Note 22) designations to that existing for SPHC at the time of the Subsidiary Merger.  The Company’s restated articles of incorporation shall conform to the certificate of incorporation currently in effect for SPHC (except that the dividend payable for Series A Preferred Stock shall exclude revenues of up to $6 million per annum for both SSI and revenues of the Company attributable to contracts that have not been assigned to Roomlinx Subsidiaries because the applicable consents have not been obtained), and reflect the new name of the parent as “SignalShare Media Group, Inc.”

As of March 31, 2015, the Company’s equity consists of the following:

Class A Preferred Stock

 The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred Stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of March 31, 2015, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A Preferred Stock dividends accumulated and unpaid as of March 31, 2015 and December 31, 2014, were $214,320 and $211,080, respectively; these dividends are not included in accrued expenses.

Series A Preferred Stock

Pursuant to the SMA the Company contracted to adopt series A preferred stock of SPHC, which was subsequently redeemed by SPHC. The Preferred Stock ranked senior to all of the Common Stock of SPHC, par value $0.001 per share; in each case as to distributions of assets upon liquidation, dissolution or winding up whether voluntary or involuntary. The Preferred Stock had a liquidation value of $5,000 per share.  As of the date of this report, the holder of the Series A Preferred Stock still has a security interest and agreement and a UCC financing statement outstanding with a lien of $2,700,000 reduced from $3,200,000 as the preferred stock was exchanged for debt.

Series B Preferred Stock

In July 2013, SPHC authorized the issuance of 10 shares of Series B preferred stock (“Series B Preferred Stock”) to its majority shareholder. There are no cash and/or cumulative dividends authorized for the Series B Preferred Stock, but the provisions of the Series B Preferred Stock permitted the holder to exercise control over a broad range of the Company actions.

Dividends payable on the shares of Preferred Stock were initially an aggregate amount equal to one percent (1%) of the aggregate gross revenues per month of the Company and any of its consolidated subsidiaries, joint ventures, partnerships and/or licensing arrangements. Subsequent to entering into the Allied Preferred Stock transaction, the dividend terms were amended such that the amount of the monthly dividend was changed to 1% of revenue or $50,000 per month, whichever calculation produces a higher dividend (See Note 22).

See Note 22, subsequent events for information covering the cancellation of the Series B preferred stock.

Common Stock

Common Stock:    The Company had authorized 400,000,000 shares of $0.001 par value common stock As of March 31, 2015, there were 135,040,720 shares of Common Stock issued and outstanding.

Contributions by Shareholder

     During the first three months of 2015, the majority shareholder of SPHC contributed $65,004 which amount was recorded as additional paid-in capital and was allocated to contributed capital from the majority shareholder.

17. Warrants, Stock Option Plans and Stock Appreciation Rights

Warrants:

As of March 31, 2015, the Company had 261,213, of warrants outstanding, which were issued in connection with the line of credit (see Note 10) and other lender relationship of SignalShare.  No warrants were issued during the quarter ended March 31, 2015, however RMLX assumed the outstanding warrants of SPHC at the date of the Merger.

The following is a summary of warrant activity for the quarter ended March 31, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	-	$-
Issued	250,000	1.80
Warrants assumed through reverse acquisition	15,380	203.88
Expired/Cancelled	(4,167)	141.12
Outstanding and exercisable at March 31, 2015	261,213	$11.48	4.46	$ -

Stock Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of March 31, 2015, options to purchase 5,689,953 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity under the Stock Option Plan is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	795,000	$1.80
Granted and Issued	4,885,000	1.80
Options assumed through reverse acquisition	14,221	97.92
Expired/Cancelled	(4,269)	76.06
Outstanding at March 31, 2015	5,689,953	$1.98	4.94	$-
Exercisable at March 31, 2015	1,637,710	$2.41	4.95	$-
Un-exercisable at March 31, 2015	4,052,243	$1.81	4.93	$-

Stock Appreciation Right Agreements

On August 12, 2014, the Board of Directors authorized the Company to enter into a Stock Appreciation Right Agreement (the “Agreement”) by and between the Company and two current officers and a consultant for the Company (the “Recipients”). The Agreements granted stock appreciation rights (“SARs”) as an inducement for the Recipients to promote the best interests of the Company and its stockholders. The spread between the then fair market value of the Company’s common stock, par value $0.001 per share (“Common Stock”) on the grant date and the then fair market value of the stock on the date of exercise shall be payable to the Recipients, less applicable tax withholdings.

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of October 30, 2014.

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest 50% on January 10, 2015 and 50% on January 10, 2016 and the SARs may only be exercised in the year in which they vest. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient’s employment or other service with the Company is terminated for any reason.

●	Aaron Dobrinsky, President or an entity of his choosing, SARs were authorized for 3,500,000 shares of Common Stock at $0.50 per share, provided Mr. Dobrinsky remains employed by the Company.
●
Christopher Broderick, Chief Operating Officer, or an entity of his choosing SARs were authorized for 3,500,000 shares of Common Stock at $0.50 per share, provided Mr. Broderick remains employed by the Company.

●
SAB Management LLC, an entity owned by Andrew Bressman, Managing Director and his wife, SARs were authorized for 8,500,000 shares of Common Stock at $0.10 per share, provided Mr. Bressman remains employed by the company.

  The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the year ended December 31, 2014:

2014

Expected term	2 years
Expected volatility	221%
Risk free interest rate	0.48%
Dividend yield	0%

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of March 20, 2015:

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest on January 10, 2017 and the SARs may only be exercised in the year in which they vest. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient’s employment or other service with the Company is terminated for any reason.

●	Aaron Dobrinsky, President or an entity of his choosing, SARs were authorized for 1,750,000 shares of Common Stock at $0.50 per share, provided Mr. Dobrinsky remains employed by the Company.
●
Christopher Broderick, Chief Operating Officer, or an entity of his choosing SARs were authorized for 1,750,000 shares of Common Stock at $0.50 per share, provided Mr. Broderick remains employed by the Company.

●
SAB Management LLC, an entity owned by Andrew Bressman, Managing Director and his wife, SARs were authorized for 4,250,000 shares of Common Stock at $0.10 per share, provided Mr. Bressman remains employed by the company.

  The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the Quarter ended March 31, 2015:

2015

Expected term	3 years
Expected volatility	221%
Risk free interest rate	0.95%
Dividend yield	0%

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of March 27, 2015:

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest 50% on January 10, 2017 and 50% on January 10, 2018 and the SARs may only be exercised in the year in which they vest. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient’s employment or other service with the Company is terminated for any reason.

●	Two executives of SignalShare, SARs were authorized for 2,000,000 shares of Common Stock at $1.80 per share, provided they remain employed by the Company.

  The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the three months ended March 31, 2015:

2015

Expected term	3 years
Expected volatility	216%
Risk free interest rate	0.92%
Dividend yield	0%

  A summary of SAR activity is presented below:

	Shares Underlying SARs	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	15,500,000	$0.28
Granted and Issued	9,750,000	0.59
SARs Assumed through reverse acquisition	-	-
Expired/Cancelled	-	-
Outstanding at March 31, 2015	25,250,000	$0.40	2.22	$-
Exercisable at March 31, 2015	7,750,000	$0.28	1.76	$-
Un-exercisable at March 31, 2015	17,500,000	$0.45	2.43	$-

The Company recorded stock-based compensation expense of $3,167,653 and $-0- for the three months ended March 31, 2015 and 2014, respectively. The amounts are recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. At March 31, 2015, there was approximately $35.7 million in unrecognized compensation cost related to options and SARs that will be recorded over future periods of approximately three years.

18. Arista Communications, LLC.

SSI has a 50% joint venture ownership in, and manages the operations for Arista Communications, LLC (“Arista”).  The other 50% of Arista is owned by Wiens Real Estate Ventures, LLC, a Colorado limited liability company (“Weins”).  SSI acquired its 50% interest in Arista through its acquisition of Canadian Communications, LLC, on October 1, 2010.

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

Financial information for Arista Communications, LLC, for the period from March 27, 2015 (date of Acquisition) to March 31, 2015 is as follows:

Revenue	$778
Direct Costs	(1,082)
Operating expenses	(360)
Net loss	$(664)

Weins’ share of the net loss is $332 for the three months ended March 31, 2015.

19. Segment Information

Financial information for our segment as of and for the three months ended March 31, 2015 and 2014, is as follows:

	Broadband and VOIP	WiFi	Hospitality	Corporate	Totals

Three months ended March 31, 2015
Revenues	$2,768,392	$346,174	$88,298	$-	$3,202,861
Operating loss	$(589,451)	$(1,712,328)	$8,566	$(46,117,873)	$(48,411,086)
Net loss attributable to common shareholders	$(589,451)	$(1,864,972)	$8,898	$(46,542,196)	$(48,987,721)

Three months ended March 31, 2014
Revenues	$2,892,223	$233,091	$-	$-	$3,125,314
Operating loss	$(1,036,346)	$(529,556)	$-	$(86,370)	$(1,652,272)
Net loss attributable to common shareholders	$(1,036,346)	$(500,750)	$-	$(837,904)	$(2,375,000)

As of March 31, 2015
Total Assets	$1,410,910	$10,727,918	$2,612,737	$766,953	$15,518,518

20. Pro-forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company in connection with the reverse acquisition transaction was completed on March 27, 2015 for the three months ended March 31, 2015 and 2014, after giving effect to certain pro-forma adjustments and assuming the reverse acquisition transaction completed as of the beginning of 2014.

These unaudited pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2014 or of future results of operations of the consolidated entities:

	For the Quarter Ended March 31, (unaudited)

	2015	2014

Revenues	$5,013,010	$4,755,471
Cost of sales	3,895,937	3,343,799
Gross profit	1,117,073	1,411,672
Selling, general and administrative expenses	7,350,694	3,492,593
Operating loss	(6,233,621)	(2,080,921)
Interest expense, net	650,911	651,061
Other income, net	(30,638)	(45,514)
Loss from continuing operations before income taxes	(6,853,894)	(2,686,468)
Income taxes.	-	-
Net loss from continuing operations	(6,853,894)	(2,686,468)
Loss from discontinued operations	(669)	(77,910)
Net loss	(6,854,563)	(2,764,378)
Net loss attributable to the non-controlling interest	1,671	2,174
Net loss attributable to the Company	(6,852,892)	(2,762,204)
Currency translation (loss) gain	14,410	1,208
Comprehensive loss	(6,838,482)	(2,760,996)
Dividends on preferred stock	150,000	150,000
Net loss attributable to common shareholders	$(6,988,482)	$(2,910,996)

21. Commitments and Contingencies

Non-Income Taxes

The Company remits state excise tax on various telecommunication services, as it is the Company’s position that the telephone service originates in the states where the equipment or customers are located or the services are rendered. State taxing authorities are constantly revising the laws and regulations with regard to telecommunication services and therefore, the Company is subject to potential excise tax in other jurisdictions based upon these constantly changing laws and regulations. However, the Company cannot determine such potential amount as of March 31, 2015.

Litigation

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business is not material, individually or in the aggregate, to the consolidated operating results for the three months ended March 31, 2015 and 2014.

El Dorado Offices 2, LP

The Company received notice that El Dorado Offices 2, LP (“Landlord”) had filed suit against the Company and SignalShare Infrastructure, Inc. (“SSII”) associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, associated with the failure to repay the promissory note.  The Company was served with the complaint on November 24, 2015 and must answer within 21 days.  The Company is reviewing the complaint and weighing its options at present.

CLC Networks and Skada

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.   The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014. As of March 31, 2015 the Company has a liability of approximately $50,500 remaining in accounts payable.

TIG

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

On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014. As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys’ fees and costs. Under the settlement agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA. As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. As of March 31, 2015 the Company has the entire liability due TIG recorded in accounts payable.

ScanSource

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of “ScanSource v. Roomlinx, Inc.”, commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.

BSA

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

Arrow

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company settled the claim in May 2015 by agreeing to pay Arrow a total of $57,000 over the next 9 months. At March 31, 2015, the Company has the total amount of the settlement recorded in accounts payable.

Wi-Fi Guys

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

Hyatt

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of March 31, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the condensed consolidated balance sheets in the amounts of approximately $1,262,000.

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

The Parties began negotiations to rectify the disputes between them and entered into a Settlement Agreement on November 17, 2015 providing for the orderly termination of iTV services at Hyatt locations.  The Settlement Agreement also provided for the extension of high speed internet services for 36 months in retained Hyatt locations and gave the Company the right to bid on all future Wi-Fi installations at hotels and business center locations. The Settlement Agreement also provided that the deposit would be used to fund transitional services and future installation costs. Finally, the Settlement Agreement provided for mutual releases.

AGC

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of March 31, 2015.

Other

The Company is dependent on the use of incumbent local exchange carriers’ local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of both the Company’s and the Predecessor Company’s overall cost of providing telecommunications services to its customers. These network components and services are purchased in each market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company’s cost of sales.

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

22. Subsequent Events

Amendment and default of Roomlinx debt

On June 30, 2015, Roomlinx entered into the First Amendment to the Amended and Restated Revolving Credit Agreement, dated as of June 30, 2015 (the “Amendment”), by and among Roomlinx, SSI and CenFin.

The material terms of the Amendment provided that CenFin would be entitled to 33% of the gross proceeds raised in any equity or debt financing activities by either Roomlinx or SSI, not including operational leases, for so long as there is any outstanding balance under the Credit Agreement (the “CenFin Equity Payment Obligation”).

The terms of the Amendment required Roomlinx to enter an Account Control Agreement reflecting the modifications set forth in the Amendment. In consideration of the Amendment, Roomlinx and SSI released the Lender from all claims related to the loan documents.

On September 30, 2015, Roomlinx and its affiliate SSI, received a notice of default under the Amended and Restated Revolving Credit and Security Agreement dated June 30, 2015 (Agreement).  The notice alleges that the Roomlinx and SSI were in default of the Agreement due to the failure to make payments equaling $252,250.00 and seeks to enforce its rights under the Agreement.

On October 7, 2015, in settlement of the default, Roomlinx and SSI entered into a Forbearance Agreement with Cenfin upon the following terms:

●	The interest rate on each Revolving Loan (as defined) was increased to the Federal Funds Rate plus 13%, from 5%.
●
Subject to compliance by Roomlinx and SSI with the terms and conditions of the Second Amendment and the Loan Agreement, Cenfin agreed to forebear from exercising its rights and remedies against SSI with right to the default which occurred as a result of non-payment on September 29, 2015 until the earlier of November 7, 2015 or a Forbearance Default (as defined) occurs (the “Forbearance Period”).  SSI also agreed during the Forbearance Period not to make any payments to creditors or lenders of SSI without Cenfin’s prior written consent, except for contractual payments, in the ordinary course of business to vendors of SSI.

●
Roomlinx agreed during the Forbearance Period not to make any payments to creditors or lenders of Roomlinx (other than NFS Leasing) without first giving Cenfin two (2) business days prior written notice, except for contractual payments to vendors in the ordinary course of business.

Amendment and default of SignalShare debt

On July 31, 2015, certain wholly owned subsidiaries of Roomlinx identified below entered into the following agreements in connection with the conversion of certain equipment leases into secured loans (collectively referenced as the “NFS Loan Documents”):

●	Lease Schedule Termination Loan and General Release Agreement (the “Termination Agreement”), by and between SignalShare and NFS Leasing, Inc. (“NFS”);
●	Security Agreement by and between Holdings and NFS;
●	Promissory Note issued by SignalShare to NFS in the principal amount of $4,946,212.91 (the “Note”);
●	Corporate Guaranty Agreement by and between Holdings and NFS; and
●	First Amendment to the Security Agreement by and between SignalShare and NFS.

The NFS Loan Documents provided that amounts owed by SignalShare to NFS pursuant to certain equipment leases would be converted into secured debt as evidenced by the Note. The Note provides for SignalShare to make seventy five consecutive weekly payments of $71,207.24 with a final payment of $18,886.83 due upon maturity of the Note on December 19, 2016 (the “Maturity Date”). The Note is secured by subordinated security interests in all of the assets of SignalShare and Holdings. The Note is also guaranteed by Holdings. In addition to the payment obligations under the Note, the Termination Agreement provides that SignalShare will make concurrent weekly payments of $28,792.76 for payments due pursuant to the Master Equipment Lease Number: 2013-218 dated as of March 11, 2013 through the Maturity Date.

In connection with the NFS Loan Documents, Roomlinx issued to NFS a Warrant to purchase 1,111,111 shares of Common Stock at an exercise price of $1.80 per share with an exercise period of five years.

On September 22, 2015, NFS notified SignalShare of a default for non-payment. On September 28, 2015 NFS withdrew the default. In exchange for the default being withdrawn, NFS, SignalShare and Holdings agreed that unless NFS, on or before Friday, October 2, 2015, is in receipt of payment in the amount of $389,415.54 or alternatively, if a forbearance arrangement satisfactory to NFS is not executed between the parties by the close of business (5:00 P.M.) on that day,  NFS shall be entitled to issue a new Notice of Default directed to both SignalShare and Holdings (with respect to its guaranty), in which event SignalShare and Holdings each waive all applicable cure periods with respect to such default.

On October 2, 2015, NFS gave notice of Default to SignalShare and simultaneously gave notice to Holdings that NFS would be seeking payment under the SignalShare note pursuant to the corporate guarantee given NFS by Holdings as security for the converted SignalShare loans.   The parties negotiated a settlement upon the following material terms:

●
SignalShare shall pay NFS via wire transfer the sum of $150,000 within one business day of its receipt of the final payment from one of its customers, which was expected to be received approximately October 30, 2015.

●
SignalShare will pay NFS the amount of $28,792.76 via wire transfer on each Monday, commencing October 12, 2015 through Monday November 16, 2015, on account of the Master Lease. SignalShare has made it first three payment under these terms on October 12, 19 and 26, 2015.

●	SignalShare shall on or before October 23, 2015 cause UCC termination statements to be filed by each of Brookville and Veritas.
●
On or before November 16, 2015 SignalShare and Holdings shall close a bridge loan funding, or any other similar funding event NFS on or before said date, will receive a $500,000 payment which NFS will apply against the outstanding Term Note in accordance with the provisions of the Note.

●
Upon NFS’s receipt of the foregoing $500,000 payment, NFS, in its sole discretion, may choose to restructure the remaining balance of the Term Note. In such event the $28,792.76 weekly Master Lease payments will remain in effect until the leases are paid in full.

●	SignalShare shall make a payment to NFS in the amount of $20,000 on or before December 1, 2015 which will be accepted by NFS’ as reimbursement of its attorneys’ fees and other expenses.
●	SignalShare shall pay the past due Personal Property tax due NFS of $50,217.15 on or before December 15, 2015.
●
One million shares in Roomlinx will be issued to NFS upon, and subject to, NFS’ execution of a mutually agreeable Roomlinx’s Investment Intent Letter confirming that the shares are being acquired for lawful investment purposes under applicable law.

In the event SignalShare or Holdings fails to timely pay to NFS any amounts set forth above, or otherwise fails to timely perform any other obligation set forth above, NFS shall have the right to immediately, upon e-mail notice to SignalShare reinstate the default, with no cure rights.

On November 18, 2015, NFS gave notice of Default to SignalShare and simultaneously gave notice to SPHC that NFS would be seeking payment under the SignalShare note pursuant to the corporate guarantee given NFS by SPHC as security for the converted SignalShare loans.  The parties entered in negotiations in order to remove the default and restructure the obligations. On November 19, 2015, the parties agreed to restructure the loan and make certain payments to NFS and are presently working on a formal withdrawal of the defaults and formalizing the agreement.  In the meantime NFS is not pursuing its defaults.

Allied

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year. As of October 22, 2015, a balance of $205,000 of principal is outstanding plus accrued interest of approximately $35,000 on these notes. In addition, Allied is the holder of the Company’s Series A Preferred Stock for which Allied claims dividends are due.   On October 9, 2015, the Company received a notice of default.  On October 12, 2015, the default was withdrawn.  On November 24, 2015, Allied issued a default regarding the march 23, 2015 note with the SPHC in the amount of $240,000.  SPHC has three (3) business days to cure the default, or November 30, 2015.  If the default is not cured, Allied will have the right to the receivables of Signal Point Telecommunications Corp. until the note is repaid. The Parties are currently in negotiations to remove the default and Allied is not pursuing its rights at this time.

See October 26, 2015 transactions below for further discussion.

Brookville, Varitas, and Robert Depalo Defaults

The Company has relationships with various entities related to and controlled by Robert DePalo.  These include Brookville, Veritas and Mr. DePalo personally in the form of a consulting agreement.  Brookville and Veritas are both senior secured lenders of the Company.  Mr. DePalo as a consultant under the aforementioned consulting agreement, claims payments of $17,500 per month are due for the last five (5) months. Each of these entities claim that the Company is in breach of its obligations and on October 9, 2015 each entity sent notice of default.  The parties negotiated the defaults and on October 12, 2015 the defaults were withdrawn.

See October 26, 2015 transactions below for further discussion.

Leasing Irregularities and Management Controls

On September 17, 2015, the Company received an allegation by Robert DePalo, the former board member, CEO and substantial shareholder of the Company, alleging misappropriation of funds by two members of the Company’s management team.  The Company investigated these allegations and found them to be false and without merit.

In July 2015, the Company became aware of irregularities in leasing arrangements between SignalShare and NFS related to leases entered into prior to the date of the Merger.  During an audit of the leases, it was determined that certain leases were under collateralized. As a result, SignalShare and NFS converted those leases into a loan guaranteed by the Company.  In addition, management evaluated controls over execution of leases at its subsidiary and implemented additional controls. These additional controls include SignalShare’s management and financial personnel’s powers being substantially curtailed and all major decision making matters are now required to be approved by management of the Company.  Moreover, two of the officers of SignalShare were required to personally guaranty the new loan.

SignalShare payroll tax matter

SignalShare is in default of its payment obligations for payroll taxes to the IRS for the first and second quarter of 2015. The amount of trust fund taxes outstanding as of September 30, 2015 is $375,814.56 which does not include penalties and interest.  SignalShare is in negotiations with the IRS regarding payment of this amount.  The IRS intends to file liens against SignalShare and may pursue personal action against the responsible SignalShare management team members if payment of the trust fund balance is not made within 90 days of September 30, 2015.  As a result of this matter, the Company has moved SignalShare’s payroll process to its corporate offices in order to strengthen the controls over the payroll functions.

Series A Preferred Stock

In light of the Company’s negative net asset position, absence of surplus, and lack of current or prior year earnings, the Company reviewed carefully its contractual and other obligations, including those purporting to require Holdings to make dividend payments on its Series A Preferred Stock, which was subsequently terminated.  There can be no assurances that the Company’s review will result in a favorable outcome for the Company or that negotiations with preferred stockholders and related party consultants will be successful. If the Company is unable to reach such agreements on terms favorable to it, results of operations and financial condition may be materially adversely affected.

SPHC has issued to Allied International Fund, shares of its Signal Point Holdings Corp. Series A Preferred Stock.  The stock provided for the payment of dividends calculated as the greater of 1% of gross revenue or $50,000 per month, whichever is more.  SPHC has paid $1,550,000 since inception in dividends to Allied authorized by the Company’s former sole director Robert DePalo, an affiliate.

See October 26, 2015 transactions below for further discussion.

SignalShare Office Lease

SignalShare received notice on October 1, 2015 that its lease with Aerial Realty Corp. for office space in Morrisville, NC was being terminated due to non-payment and that the office location locks were changed.  The Landlord expressed its intention to avail itself of all remedies under the lease including the collection of waived rent (equal to $21,875.00), attorney’s fees, brokerage fees and any other amounts due under the Lease which was under term until March 31, 2020 and approximate $287,000.00.  The Company is reviewing its options and the Landlord’s claims and cannot determine the ultimate outcome at this time.

October 26, 2015 Transactions

On October 26, 2015, Roomlinx, Holdings and all of Holdings’s subsidiaries (the “Subsidiaries”) entered into the following transactions with certain preferred stock holders of Holdings and senior secured debt holders of Roomlinx and Holdings in accordance with the following documents (the “Debt and Preferred Stock Restructuring Documents”). The purpose of the transaction was to reduce the overall financial exposure of Roomlinx and give Roomlinx the maximum flexibility in management and raising additional capital for Roomlinx, while eliminating the preferences and certain controls of the Preferred Stock holders.

●	Series A Preferred Termination, Loan and General Release Agreement (the “Series A Agreement”), by and among Holdings, Allied and Roomlinx solely with respect to the mutual releases described therein;

●	Series B Preferred Termination, Consulting Agreement Modification and Settlement Agreement (the “Series B Agreement”), by and among Roomlinx, Holdings, the Subsidiaries and Robert DePalo (“DePalo”);

●
Secured Promissory Note, issued by Holdings and all of its subsidiaries to Allied in the principal amount of $2,700,000 (the “Allied Note”), which is secured by the existing Security Agreement by and between Holdings and Allied, dated as of July 31, 2015.

●	First Allonge and Amendment to the March 23, 2015 Promissory Note issued by Holdings to Allied, dated October 27, 2015 (the “Allied Allonge”) for a $240,000 loan.

●	Loan Modification Letter Agreement, by and among Roomlinx, Holdings and Allied, dated as of October 27, 2015 (the “Allied Secured Modification”); extending the payment of the past due amounts and

●
Loan Modification Letter Agreement, by and among Roomlinx, Holdings and Brookville Special Purpose Fund, LLC (“Brookville”), dated as of October 27, 2015 (the “Brookville Senior Secured Modification”), extending the payment of the past due amounts.

●
Subject to the terms and conditions of the Series A Agreement and the Series B Agreement, each of Allied and DePalo agreed to the cancellation of the Series A and Series B Preferred Stock, respectively, issued by Holdings. In exchange for the cancellation the parties agreed to the following:

a)	Mutual releases of all claims between Roomlinx, Holdings, the Subsidiaries and each of Allied and DePalo (and certain affiliated and related parties).

b)
The secured debt of $3,200,000 owed by Holdings to Allied was reduced by $500,000, to $2,700,000 and payable over six and one-half years, in accordance with provisions described in the attached agreement.

c)
In connection with the cancellation of the Holdings Series B Preferred Stock, Roomlinx agreed that (subject to shareholder approval and the applicable laws and regulations) it would amend its charter and other relevant documents to provide for the following:

(i)	Roomlinx will not approve any reverse stock splits without the affirmative vote of the holders of at least fifty one percent (51%) of the issued and outstanding common stock;

(ii)	for a period of two (2) years Roomlinx will not issue any class of stock with supermajority voting rights;

(iii)	DePalo will have the right to appoint one member to the Board of Directors of Roomlinx, subject to such person not being a relative of DePalo and independent of DePalo; and

(iv)
Until the expiration of the Consulting Agreement, by and between Roomlinx and DePalo, DePalo will be entitled to a monthly payment of $17,500 that shall not be paid, but shall accrue, until Roomlinx and DePalo agree or Roomlinx obtains funding in the amount of $8,000,000 and thereafter payments of accrued arrears and regular payments will continue on a monthly basis for the term of the Consulting Agreement.

d)
Pursuant to the Allied Allonge and associated documents, Allied agreed to lend an additional $240,000 to Holdings, accruing interest at twenty percent (20%) per annum and shall be repaid no later than November 23, 2015. The obligations under the Note (as amended) are secured by an assignment of all the receivables of Signal Point Telecommunications Corp, a wholly owned subsidiary of Holdings in the event of a default Allied will take procession of all receivables and liquidate them to satisfy its loan and expenses including, but not limited to, legal fees.

e)
Pursuant to the Brookville Senior Secured Modification, Roomlinx, Holdings and all of its Subsidiaries agreed to a new payment schedule for the debt owed by Holdings in accordance with the terms set forth in the attached agreement.

f)	Pursuant to the Brookville Senior Secured Modification, Roomlinx and Holdings agreed to a new payment schedule in accordance with the terms set forth in the attached agreement:

Subsequent stock issuances

From March 31, 2015 through December 1, 2015 the Company has issued an additional 700,815 shares of common stock through private placement memorandum at $1.80 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2014, as amended, Annual Report on Form 10K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10Q, as well as our reports on Form 8K and other SEC filings.

FORWARD-LOOKING STATEMENTS

This report contains or incorporates forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties. Statements regarding future events, developments, the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future are forward-looking statements within the meaning of these laws. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:

-	statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and
-	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

-
the continued suspension of certain obligations of the Company and Hyatt pursuant to the MSA or the removal of such obligations from the MSA and the restructure or release of the obligations of certain Hyatt hotels to install the Company’s iTV product;

-	the Company’s successful implementation of new products and services (either generally or with specific key customers);
-	the Company’s ability to satisfy the contractual terms of key customer contracts; the risk that we will not achieve the strategic benefits of the acquisition of Canadian Communications;
-
demand for the new products and services, the volume and timing of systems sales and installations, the length of sales cycles and the installation process and the possibility that our products will not achieve or sustain market acceptance;

-	unexpected changes in technologies and technological advances and ability to commercialize and manufacture products;
-	the timing, cost and success or failure of new product and service introductions, development and product upgrade releases;
-	the Company's ability to successfully compete against competitors offering similar products and services;
-	the ability to obtain adequate financing in the future;
-	the Company’s ability to establish and maintain strategic relationships, including the risk that key customer contracts may be terminated before their full term;
-	general economic and business conditions;
-	errors or similar problems in our products, including product liabilities;
-	the outcome of any legal proceeding that has been or may be instituted against us and others and changes in, or failure to comply with, governmental regulations;
-	our ability to attract and retain qualified personnel;
-	maintaining our intellectual property rights and litigation involving intellectual property rights;
-	legislative, regulatory and economic developments; risks related to thirdparty suppliers and our ability to obtain, use or successfully integrate third party licensed technology;
-	breach of our security by third parties; and
-	those factors discussed in “Risk Factors” in our periodic filings with the Securities and Exchange Commission (the“SEC”).

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

GENERAL

Overview

Roomlinx, Inc., a Nevada corporation ("we," "us" or the "Company"), through its subsidiaries it provides three core products and services using the following operating entities:

-Hotel Hospitality Services provided by Signal Share Infrastructure, Inc. (“Hospitality”)

-High Density Wi-Fi Services provided by SignalShare, LLC. (“HDWF”)

-Enterprise Voice, Data and Wireless Services provided by Signal Point Telecommunications Corp (“Communications Services”) and Residential Media Communications Services provided by Cardinal Broadband, LLC.

Hotel Hospitality Services

The Hospitality business segment provides the following services to customers:

In-room media and entertainment

Hospitality services provide a suite of in-room media and entertainment products and services for hotels, resorts, and time share properties.  Products and services included within our in-room media and entertainment offering include our proprietary Interactive TV platform (“iTV”) and on-demand movies.

The Company develops proprietary software and integrates hardware to facilitate the distribution of its Interactive TV platform.  The Company provides proprietary software, a media console and an extended USB port for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components. iTV guests will have access to a robust feature set through the HDTV such as:

●	Internet Apps including Netflix, Pandora, Hulu, YouTube, Facebook, and many more

●	International and U.S. television programming on demand

●	Web Games

●	MP3 player and thumb drive access

●	Ability to send directions from the iTV system to a mobile device

●	Video-on-demand services; including first non-theatrical release Hollywood motion pictures, adult, and specialty content.

●
Ability to order room service, interact with hotel associates, make restaurant reservations, edit and print documents as well as gain direct access to local dining, shopping, nightlife, cultural events or attractions all through a dynamic user interface on the TV

The Company provides proprietary software, a media console and an extended USB port for the hotel guest, a proprietary wireless keyboard with built-in mouse, and a proprietary remote control with a built in mouse. The Company installs and supports these components.

Hotel properties sign long-term service agreements, where we provide the maintenance for the networks, as well as the right to provide value added services over the network.

The Company generates revenue through:

•	Ongoing connectivity service and support contracts
•	Network design and installation services
•	Delivery of content and advertising
•	Delivery of business and entertainment applications
•	E-commerce
•	The customization of API interfaces and its software
•	Software licensing
•	Delivery of pay-per-view content
•	Sale of video-on-demand systems

Free-To-Guest Television Programming (“FTG”).

Our hotel satellite television programming services provide for delivery and viewing of high definition and standard definition television programming for hotels, resorts, and time share properties.  \We specialize in providing advanced high definition equipment for delivering digital television programming such as ESPN, HBO, Starz, and other specialty and local channels. Customers typically pay a one-time fee for the installation of the equipment and then pay monthly programming fees for delivery of a specific TV channel lineup.

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

High Density Wi-Fi Services

Our HDWF affiliate provides turnkey services including all technology, infrastructure expertise and data aggregation necessary to construct and monetize both temporary and permanent broadband wireless networks at large event forums, such as stadiums, arenas and concert venues. Our HDWF solutions have provided services to the 2014 Super Bowl Champion New England Patriots, 2015 NBA Champion Golden State Warriors, Jacksonville Jaguars and various other professional sports teams and events. HDWF solutions for sports stadiums, concert and festival venues and convention centers, while helping monetize those networks with the sale of advertising and sponsorship opportunities. The services for permanent installation in stadiums, arenas and convention centers, including such customers as the Sands Venetian Hotel in Las Vegas, the Toyota Center (Houston Rockets), the Sleep Train Arena (Sacramento Kings), the Joe Louis Arena (Detroit Red Wings), and the University of Michigan football stadium. Temporary installations in venues for concerts and festivals has in the past provided these services for such events as Black Eyed Peas, Jay Z, Dave Mathews Band and U.S. Open Tennis. Moreover, as part of its media offering to its customers, the HDWF network has the ability to provide data analytics through their Live-Fi system for the networks they monitor allowing advertisers to better target their advertisement placements and providing additional revenue opportunities.

The Company has launched its Fan and Guest Engagement platform to enable teams, venues and entertainers to share in ad, splash page, banners and sponsorship through a delivery system to individual handheld devices during events.

The Company generates revenue through:

•	Ongoing connectivity service and support contracts
•	Network design and installation services
•	Delivery of content and advertising
•	Software licensing
•	User analytics and reporting

Enterprise and Residential Media Services

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Our SPTC affiliate provides enterprise level broadband and digital voice over internet protocol (“VoIP”) services to business customers primarily in New York, New Jersey and Chicago.  SPTC utilizes point to point W connections as well as leased facilities from other telecommunications provides to offer its services.

Our Cardinal Broadband, LLC. affiliate (“Cardinal”) provides residential and business telephone service through traditional, analog “twisted pair” lines, as well as VoIP.  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc., which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

Cardinal also provides television service utilizing agreements with DISH Network and DirecTV.  Most television service to customers is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Cardinal only provides services in Colorado.

The Company generates revenue through:

•	Network design and installation services
•	Delivery of telephone service (billed monthly)
•	Delivery of Internet service (billed monthly)
•	Delivery of television service (billed by the satellite provider with monthly commissions paid to the Company)
•	Management fees for the management of affiliated communication systems

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, property, plant and equipment valuation and goodwill impairment. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collection would be made in 36 monthly installments. As of March 31, 2015 and December 31, 2014, $167,820 was accounted as “Accounts Receivable Short Term Direct” and $209,775 and $335,640 “Accounts Receivable Long Term Direct”, respectively, was included in “Other assets” in the accompanying consolidated balance sheets, respectively.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of March 31, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $71,000 and $-0-, respectively.

Inventory - Inventory, principally large order quantity items which are required for the Company’s media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company generally maintains only the inventory necessary for contemplated installations.  Work in process represents the cost of equipment related to installations which were not yet completed.

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of March 31, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

Revenue Recognition - SPTC derives the majority of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network, carrier and subscription services and SignalShare derives revenues from the construction of both temporary and permanent broadband installation services at large event forums.

Monthly recurring fees include the fees paid by SPTC’s network and carrier services customers for lines in service and additional features on those lines. SPTC primarily bills monthly recurring fees in advance, and recognizes the fees in the period in which the service is provided.

Usage-based fees consist of fees paid by SPTC’s network and carrier services customers for each call made. These fees are billed in arrears and recognized in the period in which the service is provided.

Subscriber fees include monthly recurring fees paid by SPTC’s end-user subscribers for lines in service, additional features on those lines, and usage-based per-call and per-minute fees. Subscriber fees also consist of provision of access to data, wireless, and VoIP services. These fees are billed in advance for monthly recurring items and in arrears for usage-based items, and revenues are recognized in the period in which service is provided.

SignalShare product sales are only recognized as revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or service is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

SPTC and SignalShare also recognize revenue on the basis of the milestone method for revenue recognition for services delivered related to the installation of temporary or permanent wireless Internet solutions as per the contract arrangement and when the performance and acceptance criteria have been met and agreed to by the customer.

Revenue arises from setting up a Wi-Fi network for an event, an equipment sales contract, an equipment rental contract, consulting services and support and maintenance contracts. The table below describes the accounting for the various components of SignalShare’s revenues.

Product	Recognition Policy

Event Services (Setting up a Wi-Fi network) Workshops and Workshop Certificates	Deferred and recognized upon the completion of the event

Equipment sales	Recognized at the time delivered and installed at the customer location

Equipment rental contract	Deferred and recognized as services are delivered, or on a straight-line basis over the initial term of the rental contract

Consulting services (on Wi-Fi networks, installation, maintenance)	Recognized as services are delivered

Support and Maintenance contract	Deferred and recognized on a straight-line basis over the term of the arrangement

SSI derives its revenue from the installation and ongoing services of in-room media, entertainment, and HD television programming solutions in addition to wired networking solutions and WiFi Fidelity networking solutions. Revenue is recognized when all applicable recognition criteria have been met, which generally include a) persuasive evidence of an existing arrangement; b) fixed or determinable price; c) delivery has occurred or service has been rendered; and d) collectability of the sales price is reasonably assured.

Installations and service arrangements are contractually predetermined and such contractual arrangements may provide for multiple deliverables, revenue is recognized in accordance with ASC Topic 650, Multiple Deliverable Revenue.  The application of ASC Topic 650 may result in the deferral of revenue recognition for installations across the service period of the contract and the re-allocation and/or deferral of revenue recognition across various service arrangements.  Below is a summary of such application of the revenue recognition policy as it relates to installation and service arrangements SSI has with its customers.

SSI enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - system installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term “element” is used interchangeably with the term “deliverable” and SSI considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment.  In the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, we determine the relative fair value of each element under the concept of Relative Selling Price (“RSP”) for which SSI applied the hierarchy of selling price under ASC Topic 605 as follows:

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

Additionally, SSI may provide the customer with a lease financing arrangement provided the customer has demonstrated its credit worthiness to the satisfaction of SSI.  Under the terms and conditions of the lease arrangements, these leases have been classified and recorded as Sale-Type Leases under ASC Topic 840-30 and accordingly, revenue is recognized upon completion and customer acceptance of the installation which gives rise to a lease receivable and unearned income.

Hospitality Service, Content and Usage Revenues

SSI provides ongoing 24/7 support to both its hotel customers and their guests, content and maintenance as applicable to those products purchased, installed and serviced under contract.  Generally, support is invoiced in arrears on a monthly basis with content and usage, which are dependent on guest take rates and buying habits.  Service maintenance and usage revenue also includes revenue from meeting room services, which are billed as the events occur.

 At times, SSI will enter into arrangements with its customers in which a minimum revenue amount earned from content in a specific hotel will be agreed to by both parties. If the revenue earned by the Company exceeds this minimum revenue amount for a defined period (“Revenue Overage”), SSI may be required to pay to the customer an amount up to the Revenue Overage. The related Revenue Overage amount is recorded as a reduction of the hospitality services revenue.

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  SSI’s policy prohibits the issuance of customer credits during the month of cancelation. SSI earns residuals as a percent of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States (“US GAAP”), specifically Accounting Standards Codification (“ASC”) 605 “Revenue Recognition,” which requires satisfaction of the following four basic criteria before revenue can be recognized:

a.	There is persuasive evidence that an arrangement exists;
b.	Delivery has occurred or services have been rendered
c.	The fee is fixed and determinable; and
d.	Collectability is reasonably assured.

The Company bases its determination of the third and fourth criteria above on the Company’s judgment regarding the fixed nature of the fee it has charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause it to determine that these criteria likely will not be met for some future transactions, revenue recognized for any reporting period could be materially adversely affected.

Company management continually reviews and evaluates the collectability of revenues. For further information please see “Accounts Receivable and Allowance for Doubtful Accounts.” The Company’s management makes estimates of future customer credits and settlements due to various disputes on pricing and other terms of the contracts, through the analysis of historical trends and known events. Provisions for customer credits and settlements are recorded as a reduction of revenue when incurred and estimable. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

Deferred Revenue and Customer Prepayments - SPTC bills customers in advance for certain of its telecommunications services. If the customer makes payment before the service is rendered to the customer, SPTC records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the communications services when the customer receives and utilizes that service, at which time the earnings process is complete.

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of March 31, 2015 and December 31, 2014, SignalShare recorded $118,817 and $737, respectively, in deferred revenue and $507,090 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED March 31, 2014

Revenues

Our revenues for the three months ended March 31, 2015 and 2014 were approximately $3.20 million and $3.13 million, respectively, an increase of $0.77 million, or approximately 2.5%, reflecting a decrease in Broadband revenue of approximately $124,000 and an increase in Wi-Fi revenue of approximately $113,000. The decrease in Broadband revenue was primarily attributable to the movement of some of our large Chicago based customers to low latency networks and the loss of broadband customers in our New York market. The Increase in Wi-Fi broadband revenue was primarily attributable to slightly higher event revenue. Included in the first quarter 2015 was 4 days of revenue attributed to our hospitality services of approximately $88,000.

Wi-Fi

The Wi-Fi product line includes our installations in professional sports stadiums, arenas, convention centers and concert / festival venues.  Revenue for this product line for the three months ended March 31, 2015 was approximately $346,000 and for the three months ended March 31, 2014 was approximately $233,000. The increase in revenue is primarily attributable to timing of the completion of various installations.

Broadband and VoIP

The Broadband and VoIP product line includes our installations primarily in the New York Tri-state area of wired and wireless broadband, with a variety of VoIP telephone service offerings.  Revenue for these product lines for the three months ended March 31, 2015 and 2014 was approximately $2.76 million and approximately $2.89 million, respectively, a decrease of approximately $0.13 million or 4.5%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company’s largest market.

Cost of Sales

For the three months ended March 31, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $2.80 million and $2.29 million, respectively; a decrease of approximately $516,000 or 22.5%, for the three months ended March 31, 2015. The increase was primarily related to costs of our Wi-Fi broadband installations of approximately $639,000 related to various unprofitable installations. This increase was partially offset by a decrease in costs related to our Broadband services of approximately $169,000. Included in the first quarter 2015 was 4 days of cost of sales attributed to our hospitality services of approximately $46,000 in connection with the reverse acquisition transaction completed on March 27, 2015.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the three months ended March 31, 2015 (excluding non-cash stock based compensation of approximately $3.17 million in the three months ended March 31, 2015) was approximately $2.79 million compared to approximately $2.44 million for the three months ended March 31, 2014, for a net increase of approximately $328,000, or an increase of approximately 13.5% between the periods. The net increase is primarily attributable to increased payroll associated with the addition of software developers to help support our live-fi product.

Operating Loss

Our operating loss increased to approximately $48.41 million for the three months ended March 31, 2015 (included non-cash stock based compensation of approximately $3.17 million and impairment of goodwill of approximately $42.8 million in the three months ended March 31, 2015) compared to approximately $1.65 million for the three months ended March 31, 2014, for an increase of approximately $46.75 million. This increase is primarily attributable to the impairment of goodwill recognized in connection with the reverse acquisition transaction as of March 27, 2015, increase in additional payroll costs associated with the addition of software developers to help support our live-fi product and by the decrease in operating margins between the three month periods as described above.

Non-Operating

Interest expense decreased from approximately $531,000 for the three months ended March 31, 2015, to approximately $457,000 for the three months ended March 31, 2015. This decrease in interest expense was primarily attributable to the effect of the partial conversions of the Brookville Special Purpose Fund and the Veritas High Yield Fund into equity at the end of March 2014. This decrease was offset by interest incurred by SignalShare related to lease transactions.

For the three months ended March 31, 2015 and 2014, the Company recognized other income, net of $31,000 and $36,000, respectively as included in other (expenses) income in the accompanying unaudited condensed consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the termination of our wholesale telecom business unit in June 2013, resulting in a loss on discontinued operations of approximately $78,000 for the three months ended March 31, 2014.

Net Loss

For the three months ended March 31, 2015 and 2014, the Company experienced net losses attributable to common shareholders of approximately $49.0 million and $2.4 million, respectively, a net increase of approximately $46.6 million. This increase includes a loss on impairment of goodwill and stock based compensation recorded in 2015 of approximately $42.8 million and $ 3.2 million, respectively. Net loss attributable to common shareholders increase by of approximately $0.6 million with exclusion of impairment of goodwill and stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product and the decrease in operating margins between the three month periods as described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, the Company had approximately $1.5 million in cash on hand, had incurred a net loss of approximately $48.8.0 million (included the impairment of goodwill of approximately $42.8 million) and used approximately $2.7 million in cash for operating activities for the quarter ended March 31, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $16.8 million. The negative working capital was primarily comprised of approximately $10.2 million of accounts payable, approximately $1.5 million of deferred revenue and customer prepayment, approximately $1.5 million of related party debt and approximately $3.3 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Statements of Cash Flows March 31, 2015 Compared With March 31, 2014

The Company had a working capital deficit (current liabilities exceed current assets) of approximately $16.8 million at March 31, 2015, as compared with a working capital deficit of approximately $9.3 million at December 31, 2014.  There were decreases in cash of approximately $1.1 million and offset by an increase in accounts receivable and leases receivable of approximately $1.3 million, prepaid expenses and other current assets of approximately $0.6 million, and equipment purchased for resale of approximately $0.14 million.

Net cash used in operating activities was approximately $2.7 million for the three months ended March 31, 2015, as compared to net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2014.

Net cash provided by investing activities during the three months ended March 31, 2015 totaled approximately $813,000 which and was related to the cash acquired from the reverse acquisition transaction completed on March 27, 2015.

Net cash provided by financing activities was approximately $855,000 and $5.4 million for the three month periods ended March 31, 2015 and 2014, respectively. In 2015 the majority of cash provided was from funds received related to capital lease transactions of approximately $534,000, proceeds from notes payable received from a related party and contributed capital received from a principal shareholder of approximately $65,000, offset by repayment of related party debt of approximately $115,000 and payment of dividends to Series A Preferred Stock shareholder of $150,000. In 2014, the majority of the net cash provided was provided by the sale by the former Chief Executive Officer of the Company and principal shareholder, of shares of his personal Common Stock holdings with net proceeds of approximately $5.6 million paid to the Company in the three months ended March 31, 2014.

During each of the three month periods ended March 31, 2015 and 2014, the Company did not pay any income taxes as a result of the operating losses incurred by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as of March 31, 2015 in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of March 31, 2015.  In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organization (COSO) of the Treadway Commission contained in the Internal Control - Integrated Framework (1992).  As of March 31, 2015, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting.  Specifically, due to the limited number of individuals within our accounting functions and department turn-over in the fourth quarter, we had a lack of segregation of duties and a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters.  Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting.  We did not effectively implement comprehensive entity-level internal controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.  Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.  As of March 31, 2015, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identifications of accounting matters.  We will continue to implement appropriate processes and measures to remediate this material weakness.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to the various legal proceedings and claims discussed below as well as certain other non-material legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the “Action”).  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  The Company was provided with a default on November 2, 2015 regarding the settlement agreement payment obligations.  On November 5, 2015, TIG withdrew the default. See Note 17 of Notes to Consolidated Financial Statements for the terms and conditions of the Settlement Agreement with TIG.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of March 31, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the accompanying consolidated balance sheet in the amount of approximately $1,262,000.

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

The Parties began negotiations to rectify the disputes between them and entered into a Settlement Agreement on November 17, 2015 providing for the orderly termination of iTV services at Hyatt locations.  The Settlement Agreement also provided for the extension of high speed internet services for 36 months in retained Hyatt locations and gave the Company the right to bid on all future Wi-Fi installations at hotels and business center locations. The Settlement Agreement also provided that the deposit would be used to fund transitional services and future installation costs. Finally, the Settlement Agreement provided for mutual releases.

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

The Company received notice that El Dorado Offices 2, LP (“Landlord”) had filed suit against the Company and SignalShare Infrastructure, Inc. (“SSII”) associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, associated with the failure to repay the promissory note.  The Company has been served with the complaint and is reviewing its options.

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

ITEM 1A. RISK FACTORS.

Except as set forth below, there have been no material changes from risk factors previously reported in the Company's Form 10-K for December 31, 2014.

Risks Related to Our Company

History of significant losses and risk of losing entire investment.

The Company’s financial statements reflect that it has incurred significant net losses of $10,493,157, $11,996,546 and $48,838,053 (including impairment of goodwill of $42,847,066) for the years ended December 31, 2013 and 2014, and the three-month period ended March 31, 2015, respectively, and an accumulated deficit of $101,970,106 as of March 31, 2015.  The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability.  Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the accompanying financial statements for the period ended March 31, 2015, the Company had approximately $1.4 million in cash on hand, had incurred a net loss of approximately $48.8 million (including the adjustment for impairment of goodwill of approximately $42.8 million) and used approximately $2.7 million in cash for operating activities during the quarter ended March 31, 2015.  In addition, the Company had negative working capital of approximately $16.8 million.  The continuation of the Company as a going concern is dependent upon the Company’s ability to raise additional capital and the attainment of profitable operations.  Our independent registered public accounting firm has included an explanation paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2014.

Substantial Dependence on Our Contract with Hyatt

As previously reported on September 29, 2014, the Company received a letter from Hyatt (the “September 29th Letter) notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the “Hotels”). Hyatt’s September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

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

The Parties began negotiations to rectify the disputes between them and entered into a Settlement Agreement on November 17, 2015, providing for the orderly termination of iTV services at Hyatt locations.  The Settlement Agreement also provided for the extension of high speed internet service for 36 months in retained Hyatt locations and gave the Company the right to bid on all future Wi-Fi installations at hotels and business center locations.  The Settlement Agreement also provided that the deposit would be used to fund transitional services and future installation costs.  Finally, the Settlement Agreement provided for mutual releases.

Prepaid calling card services may be subject to additional disclosure requirements and access change disputes.

The Company is no longer operating in this segment and this risk factor is hereby deleted.

Risks Related to Capital Structure

As described in Note 22 “Subsequent Events” on October 26, 2015, the Company entered into Debt and Preferred Stock Restructuring Documents, under which the Series B Preferred Stock of SPHC was terminated.  While there are certain limitations upon the Company, Robert DePalo’s, the Company’s principal stockholder, ability to control the operations of the Company was effectively terminated, although Mr. DePalo still has the ability to influence most of the Company’s corporate affairs as a result of his approximate 30% ownership of our common stock.

Because the Reverse Acquisition may be characterized as a “reverse merger,” we may not be able to attract the attention of brokerage firms.

The reverse acquisition may be characterized as a “reverse merger.” Accordingly, additional risks may exist as a result of such characterization. For example, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We cannot provide assurance that we will be able to maintain the status of a public reporting company.

While Roomlinx is currently a public reporting company, the continuation of such status will depend on various factors such as continuous and timely filing of audited financial statements and other required periodic reports with the SEC, satisfying the internal control and assessment requirements of the Sarbanes-Oxley Act of 2002, and instituting and monitoring procedures to control the unauthorized use of company information and prevent inside trading violations.  The Company is required to file its Quarterly Reports on Form 10-Q for the periods ended June 30, 2015 and September 30, 2015, before it will be current in its SEC filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 24, 2015, Roomlinx, Inc. (the “Company”) authorized a dividend of 12,603,473 shares of Common Stock to its existing shareholders.  The dividend shares are restricted and may not be transferred without the prior written consent of the Company prior to December 31, 2015.  The dividend shares were exempt from registration pursuant to Section 2(a)(3) under the Act as not involving a “sale,” as such term is defined under the Act.

Pursuant to the terms and conditions of a Subsidiary Merger Agreement dated as of March 27, 2015 (the “SMA”) by and among Roomlinx, Inc., Signal Point Holdings Corp. (“SPHC”), SignalShare Infrastructure, Inc. and RMLX Merger Corp. (“RMLX”), the Company’s wholly-owned subsidiary, RMLX, a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly-owned subsidiary of the Company (the “Merger”).  As a result of the Merger, the shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of restricted shares, or approximately 85% of the Fully Diluted (as defined therein) common stock of the Company

The shares of Common Stock issued to the SPHC shareholders, as well as shares of Common Stock underlying options and warrants to be issued to SPHC shareholders, are exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D promulgated thereunder and/or Rule 903 of Regulation S promulgated under the Act.  The Company is relying upon the representations and warranties of the SPHC shareholders contained in exchange agreements that they are either accredited investors or Non-U.S. Persons, as such terms are defined under the Act.

As a result of the Company entering into the above-described SMA and pursuant to the terms and conditions of an Amended and Restated Revolving Credit and Security Agreement dated as of March 24, 2015, the Company issued to CenFin, LLC, its senior lender, an aggregate of 7,061,245 shares of common stock representing 5.07% of the Company’s Fully Diluted Shares (as defined).  The shares of Common Stock issued to CenFin are exempt from registration pursuant to Section 4(a)2) under the Act.  The Company relied upon the representations and warranties contained in the Amended and Restated Revolving Credit and Security Agreement.

No commissions were paid and no underwriter or placement agent was involved in the above described transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROOMLINX, INC.

Date: December 1, 2015	By:	/s/ Aaron Dobrinsky
Aaron Dobrinsky
Chief Executive Officer (Principal Executive Officer)

Date: December 1, 2015	By:	/s/ Steven Vella
Steven Vella
Chief Financial Officer (Principal Financial and Accounting Officer)