Form 10-Q/A
period 2015-03-31
ROOMLINX INC
filed 2015-12-03
CIK 1021096

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to RoomLinx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on December 1, 2015, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

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

ROOMLINX, INC.

Date: December 3, 2015	By:	/s/ Aaron Dobrinsky
Aaron Dobrinsky
Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2015	By:	/s/ Steven Vella
Steven Vella
Chief Financial Officer (Principal Financial and Accounting Officer)

ROOMLINX, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q filed on December 1, 2015.

31.2
Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q filed on December 1, 2015.

32.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 32.1 of the Registrant’s Quartlery Report on Form 10-Q filed on December 1, 2015.

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