Form 10-Q
period 2015-06-30
ROOMLINX INC
filed 2015-12-09
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of December 7, 2015 the issuer had 135,741,571 outstanding shares of Common Stock

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash	$812,499	$2,510,800
Accounts receivable, net	1,723,762	1,051,262
Leases receivable, current portion	369,199	-
Prepaid expenses and deferred cost	1,539,320	581,518
Equipment purchased for resale	1,247,766	1,069,521
Other current assets	801,382	62,173
Total current assets	6,493,928	5,275,274
Property, equipment and software, net	519,151	446,256
Intangible assets, net	2,054,167	2,104,167
Goodwill	4,121,284	4,121,284
Security deposits	1,137,154	1,031,136
Other assets	1,300,459	1,008,519
Total Assets	$15,626,143	$13,986,636

Liabilities and Deficit
Current liabilities
Accounts payable	$10,633,293	$6,502,278
Line of credit, net of debt discount, current portion	1,632,896	-
Customer deposits	1,477,165	-
Current maturities of notes payable, related party	2,997,740	832,030
Accrued expenses	1,875,534	912,061
Leases payable	3,077,223	2,425,043
Note payable and other obligations, current portion	1,140,034	-
Deferred revenue and customer prepayments	1,762,299	756,463
Other current liabilities	485,094	-
Current liabilities of discontinued operations	3,254,934	3,138,056
Total current liabilities	28,336,212	14,565,931
Non-current liabilities
Line of credit, net of debt discount, less current portion	2,032,315	-
Long-term portion of notes payable, related party	-	2,067,601
Note payable and other obligations, less current portion	2,295	-
Non-current lease obligations	4,705,821	5,040,948
Other non-current liabilities	4,907	-
Nonconvertible Series A prefered stock, related party	10	10
Total non-current liabilities	6,745,348	7,108,559
Total liabilities	35,081,560	21,674,490
Commitments and contingencies	-	-
Roomlinx, Inc. stockholders' deficit
Preferred stock, par value $0.20 per share, 5,000,000 shares authorized:
Class A - 720,000 and nil shares authorized, issued and outstanding (liquidation preference of $144,000 at June 30, 2015 and December 31, 2014)	144,000	-
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized and 1,010 shares designated and outstanding at June 30, 2015 and December 31, 2014
Series A preferred stock, par value $0.01 per share, 1,000 shares designated, 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Series B preferred stock, par value $0.01 per share, 10 shares designated, 10 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 135,040,720 and 115,282,137 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	135,040	115,282
Additional paid-in capital	91,105,732	45,179,249
Accumulated deficit	(110,831,065)	(52,982,385)
Accumulated other comprehensive loss	(6,374)	-
Total Roomlinx, Inc. stockholders' deficit	(19,452,667)	(7,687,854)
Non-controlling interest	(2,750)	-
Total deficit	(19,455,417)	(7,687,854)
Total Liabilities and Deficit	$15,626,143	$13,986,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$5,651,595	$3,358,348	$8,854,456	$6,483,662
Cost of sales, excluding depreciation and amortization which is included in selling, general and administrative expense	3,972,690	2,304,502	6,780,844	4,596,484
Gross margin	1,678,905	1,053,846	2,073,612	1,887,178
Operating Expenses
Selling, general and administrative expense	9,862,111	2,733,744	15,820,838	5,219,348
Impairment of goodwill	-	-	42,847,066	-
Total operating Expenses	9,862,111	2,733,744	58,667,904	5,219,348
Operating loss	(8,183,206)	(1,679,898)	(56,594,292)	(3,332,170)
Other (expense) income
Interest expense, net	(691,711)	(133,587)	(1,149,316)	(664,651)
Other income, net	36,540	73,543	67,178	109,789
Total other (expenses) income	(655,171)	(60,044)	(1,082,138)	(554,862)
Loss from continuing operations before income taxes	(8,838,377)	(1,739,942)	(57,676,430)	(3,887,032)
Income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(8,838,377)	(1,739,942)	(57,676,430)	(3,887,032)
Loss from discontinued operations, net of tax	-	(3,212)	-	(81,122)
Net loss	(8,838,377)	(1,743,154)	(57,676,430)	(3,968,154)
Net loss attributable to the non-controlling interest	2,418	-	2,750	-
Net loss attributable to the Company	(8,835,959)	(1,743,154)	(57,673,680)	(3,968,154)
Other comprehensive (loss) income
Currency translation (loss) gain	(6,374)	-	(6,374)	-
Comprehensive loss	(8,842,333)	(1,743,154)	(57,680,054)	(3,968,154)
Less: Dividends on preferred stock	25,000	150,000	175,000	300,000
Net loss attributable to common shareholders	$(8,867,333)	$(1,893,154)	$(57,855,054)	$(4,268,154)

Loss per share
Basic and diluted loss per common share from
Continuing operations, attributable to commons shareholders	$(0.07)	$(0.02)	$(0.46)	$(0.03)
Discontinued operations, attributable to commons shareholders	-	(0.00)	-	(0.00)
Net loss attributable to common shareholders	$(0.07)	$(0.02)	$(0.46)	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	135,040,756	114,282,138	125,652,685	111,972,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Deficit
For the six months ended June 30, 2015
(unaudited)

	Class A		Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated other	Non-Contolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive loss	Interest	Deficit

Balance at December 31, 2014 - As adjusted for stock reverse split and recapitalization	-	$-	1,000	$-	10	$-	115,282,137	$115,282	$45,179,249	$(52,982,385)	$-	$-	$(7,687,854)
Shares retained by Roomlinx' shareholders in connection with the shares exchange merger transaction	720,000	144,000	-	-	-	-	19,758,619	19,758	35,545,756	-	-	-	35,709,514
Preferred stock dividends of Series A	-	-	-	-	-	-	-	-	-	(175,000)	-	-	(175,000)
Contributed capital from a shareholder	-	-	-	-	-	-	-	-	571,004	-	-	-	571,004
Stock based compensation	-	-	-	-	-	-	-	-	9,365,441	-	-	-	9,365,441
Warrants issued to lenders	-	-	-	-	-	-	-	-	444,282	-	-	-	444,282
Effect of rounding	-	-	-	-	-	-	(36)	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(6,374)	-	(6,374)
Net loss for the period	-	-	-	-	-	-	-	-	-	(57,673,680)	-	(2,750)	(57,676,430)
Balance at June 30, 2015	720,000	$144,000	1,000	$-	10	$-	135,040,720	$135,040	$91,105,732	$(110,831,065)	$(6,374)	$(2,750)	$(19,455,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(unaudited)

	2015	2014
Cash flow from operating activities:
Net loss	$(57,676,430)	$(3,968,154)
Adjustment to reconcile loss to net cash used in operating activities -
Depreciation and amortization	76,703	78,469
Amortization of debt discount and deferred financing costs	162,132	140,138
Amortization of intangible asset	50,000	50,000
Bad debt expense	102,921	35,434
Gain on sale of assets	-	(44,250)
Stock based compensation	9,365,441	-
Impairment of goodwill	42,847,066	-
Non-cash expenses	15,469	-
Loss from discontinued operations	-	81,122
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(166,141)	(472,297)
Increase in prepaid expenses and other current assets	(1,229,228)	(519,116)
Decrease in other assets	118,414	18,422
Increase in accounts payable and accrued expenses	820,575	144,994
Increase in deferred revenue and customer prepayments	946,338	1,142,114
Cash used in discontinued operations, net	(695)	(317,064)
Net cash used in operating activities	(4,567,435)	(3,630,188)
Cash flows from investing activities
Cash acquired from the reverse acquisition	812,756	-
Proceeds on sale of assets	-	45,000
Payment of software development costs	-	(18,587)
Purchase of machinery and equipment	-	(12,056)
Net cash provided by (used in) investing activities	812,756	14,357
Cash flows from financing activities
Contributed capital from principal shareholder	571,004	5,583,500
Payment of line of credit	(33,000)	-
Payment of related party loans	(392,659)	(135,377)
Proceeds from notes payable - related party	520,000	(282,661)
Proceeds from notes payable	1,359,194	-
Proceeds from capital lease transactions, net	213,213	649,853
Payment of Series A preferred stock dividend	(175,000)	(300,000)
Net cash provided by financing activities	2,062,752	5,515,315
Effect of foreign exchange fluctuation in cash	(6,374)	-
Net (decrease) increase in cash	(1,698,301)	1,899,484
Cash, beginning of period	2,510,800	152,520
Cash, end of period	$812,499	$2,052,004

Supplementary disclosure of of cash flow information
Cash paid during the period for —
Interest	$828,150	$435,760
Income taxes	$-	$-

Supplemental disclosure or non-cash investing and financing activities:
Commons stock issued in connection with the merger	$35,565,514	$-
Fixed assets purchased under capital lease obligation	$59,925	$88,000
Equipment purchased under financed lease payable for resale	$-	$757,114
Repayment of capital leases payable made by customer	$54,989	$99,146
Conversion of the Robert DePalo Special Opportunity Fund debt into equity	$-	$3,053,121
Conversion of the Brookville Special Purpose fund debt into equity	$-	$3,098,416
Conversion of the Veritas High Yield Fund debt into equity	$-	$774,073
Software development capitalized cost against accounts payable balance	$39,058	$117,465
Equipment purchased against accounts payable balance	$10,866	$1,203,985
Equipment purchased for resale against accounts payable balance	$178,245	$-
Class A preferred stock assumed in connection with the reverse acquisition	$144,000	$-
Repayment of notes payable made directly by customer	$328,598	$-
Warrants issued to lenders	$444,282	$-

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

For financial accounting purposes, this transaction was treated as a reverse acquisition by SPHC, and resulted in a recapitalization with SPHC being the accounting acquirer and RMLX as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, SPHC and have been prepared to give retroactive effect to the reverse acquisition completed on March 27, 2015, and represent the operations of SPHC.  The consolidated financial statements after the acquisition date, March 27, 2015 include the balance sheets of both companies at historical cost, the historical results of SPHC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

3.  Going Concern Matters

At June 30, 2015, the Company had approximately $812,000 in cash on hand, had incurred a net loss of approximately $57.7 million (including the impairment of goodwill of approximately $42.8 million) and used approximately $4.5 million in cash for operating activities for the six months ended June 30, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $21.8 million. The negative working capital was primarily comprised of approximately $10.6 million of accounts payable, approximately $1.7 million of deferred revenue and customer prepayment, approximately $5.7 million of debt and approximately $3.3 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

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

During the year ended December 31, 2013, SSI terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see Note 4) meeting the definition under applicable accounting standards for discontinued operations.  The liabilities assumed in connection with the reverse acquisition included $117,573 related to Cardinal Hospitalility, Ltd., which has been included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015 under the line item of “Current liabilities of discontinued operations”.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on reported net loss.

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

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of June 30, 2015 and December 31, 2014, $167,820 and $209,775 and $153,835 and $335,640 were accounted as “Accounts Receivable Short Term Direct” and “Accounts Receivable Long Term Direct” was included in “Other assets” in the accompanying consolidated balance sheets, respectively.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of June 30, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $71,000 and $-0-, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of June 30, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

Leases Receivable - Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amounts of leases receivable are reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of June 30, 2015 and December 31, 2014 no valuation allowance was necessary.

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

Software Development - At June 30, 2015 and December 31, 2014, SignalShare had incurred and capitalized $483,276 and $444,218, respectively, in software development costs related to its Live-Fi software system. The amounts capitalized represent the costs incurred for the use of outside vendors and do not include the capitalization of internal software development costs.  The Live-Fi software amount is included in the accompanying consolidated balance sheets under the line item “Other assets.” It is anticipated that the Live-Fi software will be fully developed in 2015 and a useful life will be determined at that time. The software will be amortized over its useful life beginning in the second half of 2015.

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

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States (“US GAAP”), specifically Accounting Standards Codification (“ASC”) 605 “Revenue Recognition,” which requires satisfaction of the following four basic criteria before revenue can be recognized:

a.	There is persuasive evidence that an arrangement exists;
b.	Delivery has occurred or services have been rendered;
c.	The fee is fixed and determinable; and
d.	Collectability is reasonably assured.

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

Company management continually reviews and evaluates the collectability of revenues. For further information, please see “Accounts Receivable and Allowance for Doubtful Accounts.” The Company’s management makes estimates of future customer credits and settlements due to various disputes on pricing and other terms of the contracts, through the analysis of historical trends and known events. Provisions for customer credits and settlements are recorded as a reduction of revenue when incurred and estimable. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

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

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of June 30, 2015 and December 31, 2014, SignalShare recorded $632,219 and $737, respectively, in deferred revenue and $892,627 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

Advertising Costs - Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2015 and 2014 were approximately $10,795 and $13,322, respectively. Advertising expense for the six months ended June 30, 2015 and 2014 were approximately $295,764 and $14,247, respectively.

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

Concentrations - The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company’s orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company. The Company has two major suppliers: Verizon Communications, Inc. and Level 3 that accounted for a combined 49%, and 53% and 49% and 57% of its carrier cost of services for the three and six months ended June 30, 2015 and 2014, respectively. The Company has no other supplier that accounts for greater than 10% of the Company’s costs of services. The Company has no other supplier that accounts for greater than 10% of the Company’s costs of services.

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

The Company determined that at March 31, 2015 the goodwill created through the Company’s reverse acquisition in connection with the SMA could not be supported through the projected future cash flows of the Company. Accordingly, the Company determined that the goodwill arising from the March 27, 2015 reverse acquisition transaction was impaired and an impairment charge of $42,847,066 was included in the operating loss during the six months ended June 30, 2015.

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

Noncontrolling Interest - The Company recognizes non-controlling interest as equity in the consolidated financial statements separate from the parent company’s equity (deficit).  Non-controlling interest results from a partner in Arista Communications, LLC (“Arista”), which the Company owned 50% of Arista. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the consolidated statements of operations and comprehensive loss.  For the three and six months ended June 30, 2015, the non-controlling interests’ share of net loss totaled $2,418 and $2,750 (for the period from the reverse acquisition consummation date, March 27, 2015 through June 30, 2015), respectively. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest member.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Discontinued Operations Presentation

As disclosed above, SPC was closed on June 30, 2013 and all operations at that subsidiary ceased and CHL was closed on December 20, 2013 and all operations at that subsidiary ceased. Therefore, at June 30, 2015 and December 31, 2014, these subsidiaries are presented in the condensed consolidated financial statements as discontinued operations and their financial results are summarized as one-line items in the consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized in the following table.

Loss from Discontinued Operations
(unaudited)

	For the three months ended June 30,

	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	3,212
Other expenses.	-	-
Other income.	-	-
Loss from discontinued operations before income taxes	-	(3,212)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$-	$(3,212)

	For the six months ended June 30,

	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	81,122
Other expenses.	-	-
Other income.	-	-
Loss from discontinued operations before income taxes	-	(81,122)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$-	$(81,122)

Assets and Liabilities of Discontinued Operations

Balance at

	June 30, 2015	December 31, 2014
(unaudited)
Assets
Cash	$-	$-
Total current assets	-	-
Other assets	-	-
Total assets of discontinued operations	$-	$-

Liabilities
Accounts payable and accrued expenses	$3,254,934	$3,138,056
Other liabilities	-	-
Total liabilities of discontinued operations	$3,254,934	$3,138,056

 Accounts payable and accrued expenses of discontinued operations as of June 30, 2015 included $117,573 assumed from CHL in connection with the reverse acquisition transaction completed on March 27, 2014.

7. Leases Receivable

As of June 30, 2015, the Company had approximately $500,904 in leases. These leases have terms of 60 months and an average interest rate of 9.5%. The Company did not enter into any new leases in the six months ended June 30, 2015. The long term portion in included in other assets.

Future minimum receipts on leases receivable are as follows:

Years Ended June 30,	Minimum Receipts

2016	$369,199
2017	126,707
2018	4,998
$500,904

8. Property, Equipment and Software, net

Property, equipment and software consist of the following:

	Balance at

	June 30, 2015	December 31, 2014
	(unaudited)

Property, Equipment and Software
Machinery and equipment	$6,037,319	$5,146,279
Equipment offsite	121,808	121,808
Furniture, fixtures and equipment	773,750	145,154
Software.	279,502	127,060
Trucks and autos	36,040	36,040
Total property, equipment and software	7,248,419	5,576,341
Less: accumulated depreciation	(6,729,268)	(5,130,085)
Property, equipment and software, net	$519,151	$446,256

Depreciation and amortization expense was $54,690 and $33,527 for the three months ended June 30, 2015 and 2014, respectively and $76,703 and $78,469 for the six months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense for all periods was included in the selling, general and administrative expense caption in the accompanying consolidated statements of operations.

9. Capital Lease Obligations

The Company had several capital lease obligations. Property under those capital lease obligations (included in property, equipment and software) at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)

Capital Lease Property
Machinery & equipment	$550,278	$564,228
Software	125,587	125, 587
Less: Accumulated depreciation	(238,402)	(274,815)
Net capital lease property	$437,463	$415,000

Depreciation and amortization expense of leased property under capital lease obligations amounted to $19,230 and $18,231 for the three months ended June 30, 2015 and 2014, respectively and $37,461 and $28,019 for the six months ended June 30, 2015 and 2014, respectively.

SignalShare Lease Transactions - Capital

Future minimum lease obligations under the capital leases consist of the following at June 30:

Year	Amount

2016	$3,712,391
2017	3,574,375
2018	1,441,792
2019	7,379
Total	8,735,937
Less – amounts representing interest	(1,222,147)
Present value of net minimum lease payments	7,513,790
Less: Current portion	(2,937,889)
Net long-term portion	$4,575,901

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

The lease related accounts receivable and the lease obligations, together with the balance sheet caption that contains each amount are as follows:

	Balance at

	June 30, 2015	December 31, 2014
	(unaudited)
Lease accounts receivable
Current portion (accounts receivable)	$139,334	$149,507
Long-term portion (other assets)	129,920	208,086
Total lease accounts receivable	$269,254	$357,593

Lease obligations
Current portion (capital leases payable)	$139,334	$149,507
Long-term portion (non-current lease obligations).	129,920	208,086
Total lease obligations	$269,254	$357,593

Leases payable incurred on behalf of customers during the six months ended June 30, 2015 and 2014 were $0 and $215,670, respectively. Repayment of capital lease payable made by customers directly to the third party leasing company during the three and six months ended June 30, 2015 and 2014 amounted to $50,650 and $49,573 and $78,810 and $99,147, respectively.

Below is the summary of SignalShare lease transactions at June 30, 2015:

	Capital Leases	Finance Leases	Total as of June 30, 2015

Leases payable - current portion	$2,937,889	$139,334	$3,077,223
Leases payable - long tern portion	4,575,901	129,920	4,705,821
Total leases payable	$7,513,790	$269,254	$7,783,044

10. Line of Credit

On June 5, 2009, RMLX entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin, LLC (“Cenfin”), an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of five years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% per annum at June 30, 2015).  The Credit Agreement is collateralized by substantially all of our assets, and requires us to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The amount outstanding under the Credit Agreement was $3,929,000 at June 30, 2015, which is part of the liabilities assumed in connection with the reverse acquisition transaction completed on March 27, 2015.  These advances will be repaid at various dates between 2015 and 2017.

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

The fair value of warrants issued under of the Credit Agreement using the Black-Scholes pricing model was approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of the debt discount was $263,789 at June 30, 2015.  During the three and six months ended June 30, 2015 the Company amortized $71,926 and $75,603 (for the period from March 27, 2015 through June 30, 2015) as debt discount expense. Borrowings outstanding are reported net of the debt discount.

On March 24, 2015, in conjunction with the Subsidiary Merger Agreement, Cenfin entered into an Amended and Restated Revolving Credit Security Agreement with SSI and RMLX (the “CenFIn Infrastructure Credit Agreement”).  Pursuant to the CenFin Infrastructure Credit Agreement, CenFin consented to the contribution of substantially all the assets of RMLX as of the date of the merger to SSI and CenFin was accordingly granted a continuing security interest in all of the assets of SSI and a pledge by RMLX of all of the equity of SSI.  CenFIn’s security interest in the RMLX assets was thereafter limited to certain non-assignable contracts that remained with RMLX following the merger.

Future minimum payments under the line of credit are as follows:

Years ended June 30,	Minimum Payments

2016	$1,632,896
2017	2,296,104
$3,929,000

11. Notes Payable — Related Parties

A summary of the outstanding balance of the various notes payable is as follows:

	Balance at

	June 30, 2015	December 31, 2014
	(unaudited)

Brookville Special Purpose Fund	$2,182,162	$2,284,161
Veritas High Yield Fund, net of $19,746 and $43,258 unamortized debt discount at June 30, 2015 and December 31, 2014, respectively	485,578	615,470
Allied International Fund, Inc.	330,000	-
Total notes payable – related parties	2,997,740	2,899,631
Less: current portion of notes payable – related parties	(2,997,740)	(832,030)
Long-term portion of notes payable, related party	$-	$2,067,601

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

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied International Fund, Inc. (“Allied”) for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year. As of June 30, 2015 the balance of these two loans are $55,000 and $275,000, respectively.

For the three months ended June 30, 2015 and 2014, the Company amortized deferred finance costs and debt discount totaling $17,444 and $17,444, respectively, and for the six months ended June 30, 2015 and 2014, the Company amortized deferred finance costs and debt discount totaling $34,696 and $122,694, respectively.

A schedule of principal payments for the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Allied International Fund Inc. notes payable, by year, is set forth below.

Year	Amount

2016	$3,017,486
Less: unamortized debt discount	(19,746)
Total notes payable – related parties	$2,997,740

12. Note Payable

FCC note - monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.

NFS bridge loans - During the six months ended June 30, 2015, SignalShare received bridge loans totaling $1,075,712 (due September 15 and October 1, 2015) (including interest of $96,518) for Wi-Fi overlay expansion projects. As of June 30, 2015, $328,598 of these loans have been repaid directly by customer.

Seagel short term note - During the six months ended June 30, 2015, the Company borrowed $80,000 on a short term basis. The balance was paid during July 2015.

Tran short term note - During the six months ended June 30, 2015, the Company borrowed $300,000 on a short term basis. The balance was due on August 1, 2015. As of December 8, 2015 the balance is still outstaning.

As of June 30, 2015, the Company had the following outstanding note payable:

Amount

FCC note	$15,216
NFS bridge loans	747,113
Seagell short term note	80,000
Tran short term note	300,000
Total	1,142,329
Less: Current portion	(1,140,034)
Net long-term portion	$2,295

Future minimum payments under the note payable are as follows:

Years ended June 30,	Minimum Payments

2016	$1,140,034
2017	2,295
$1,142,329

13. Related Party Transactions — Stockholders

A significant shareholder of the Company manages the Brookville Special Purpose Fund, and the Veritas High Yield Fund.

The SPHC Series A preferred stock is owned by Allied International Fund, Inc. (“Allied”), a company whose president is the wife of a major shareholder. The Series A preferred stock was issued to Allied for certain guarantees and other consideration. SPHC recognized Series A Preferred Stock dividends in the amount of $25,000 and $150,000 for the three months ended June 30, 2015 and 2014, respectively, and $175,000 and $300,000 for the six months ended June 30, 2015 and 2014, respectively. Preferred stock dividends payable amounted to $0 and $25,000 as of June 30, 2015 and December 31, 2014, respectively, which the December 31, 2014 balance has been included in accrued expenses and was paid in January 2015.  See Note 16.

Allied is also the holder of certain secured notes as described in Note 22 - Subsequent Events.

14. Accrued Expenses

Accrued expenses consist of the following:

	Balance at
	June 30, 2015	December 31, 2014
	(unaudited)

Cost of service	$543,815	$498,193
Selling, general and administrative expense	506,572	278,852
Compensation	825,147	135,016
Total	$1,875,534	$912,061

15. Operating Lease Commitments

The Company leases office space in New Jersey, North Carolina, Colorado and Califoria under operating leases that expire at various dates through 2020. The office leases require the Company to pay escalating rental payments over the terms of the leases. The Company accounts for rent expense in accordance with ASC 840, “Leases” that requires rentals to be charged to income on a straight-line basis. The Company performs a deferred rent analysis when a new lease is entered into and when the current leases have been renewed or amended. Rent expense was $164,000 and $80,382 for the three months ended June 30, 2015 and 2014, respectively, and $272,437 and $159,148 for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the future minimum lease commitments under non-cancelable operating office leases as of June 30, 2015.

March 31,	Amount

2016	$418,298
2017	362,031
2018	342,998
2019	301,161
2020	45,056
Total	$1,469,544

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

As of June 30, 2015, the Company’s equity consists of the following:

Class A Preferred Stock

 The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred Stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of June 30, 2015, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A Preferred Stock dividends accumulated and unpaid as of June 30, 2015 and December 31, 2014, were $217,560 and $211,080, respectively; these dividends are not included in accrued expenses.

Series A Preferred Stock

Pursuant to the SMA the Company contracted to adopt series A preferred stock of SPHC, which was subsequently redeemed by SPHC. The Preferred Stock ranked senior to all of the Common Stock of SPHC, par value $0.001 per share; in each case as to distributions of assets upon liquidation, dissolution or winding up whether voluntary or involuntary. The Preferred Stock had a liquidation value of $5,000 per share.  As of the date of this report, the holder of the Series A Preferred Stock still has a security interest and pursuant to a security agreement and a UCC financing statement outstanding with a lien of $2,700,000 reduced from $3,200,000 as the preferred stock was exchanged for debt.

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

Common Stock

Common Stock:    The Company had authorized 400,000,000 shares of $0.001 par value common stock as of June 30, 2015, there were 135,040,720 shares of Common Stock issued and outstanding.

Contributions by Shareholder

     During the first six months of 2015, the majority shareholder of SPHC contributed $571,004 which amount was recorded as additional paid-in capital and was allocated to contributed capital from the majority shareholder.

17. Warrants, Stock Option Plans and Stock Appreciation Rights

Warrants:

As of June 30, 2015, the Company had 250,547, of warrants outstanding, which were issued in connection with the line of credit (see Note 10) and other lender relationship of SignalShare.  No warrants were issued during the quarter ended June 30, 2015.

The following is a summary of warrant activity for the six months ended June 30, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	-	$-
Issued	250,000	1.80
Warrants assumed through reverse acquisition	15,380	203.88
Expired/Cancelled	(14,833)	201.44
Outstanding and exercisable at June 30, 2015	250,547	$2.39	4.64	$-

The company issued 250,000 warrants to NFS during the first quarter of 2015. The shares were fair valued at $444,282 recorded as deferred finance fees and being amortized over a five-year period. During the three and six months ended June 30, 2015 the Company amortized $22,214 and $51,833 to intesest expense, respectively.

Stock Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of June 30, 2015, options to purchase 5,649,953 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity under the Stock Option Plan is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	795,000	$1.80
Granted and Issued	4,885,000	1.80
Options assumed through reverse acquisition	14,221	97.92
Expired/Cancelled	(44,269)	8.96
Outstanding at June 30, 2015	5,649,953	$1.99	4.69	$-
Exercisable at June 30, 2015	1,737,710	$2.38	4.72	$-
Un-exercisable at June 30, 2015	3,912,243	$1.81	4.68	$-

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

The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the six months ended June 30, 2015:

2015

Expected term	3 years
Expected volatility	216%
Risk free interest rate	0.92%
Dividend yield	0%

A summary of SAR activity is presented below:

	Shares Underlying SARs	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	15,500,000	$0.28
Granted and Issued	9,750,000	0.59
SARs Assumed through reverse acquisition	-	-
Expired/Cancelled	-	-
Outstanding at June 30, 2015	25,250,000	$0.40	2.22	$-
Exercisable at June 30, 2015	7,750,000	$0.28	1.76	$-
Un-exercisable at June 30, 2015	17,500,000	$0.45	2.43	$-

The Company recorded stock-based compensation expense of $6,197,788 and $-0- for the three months ended June 30, 2015 and 2014, respectively, and $9,365,441and $-0- for the six months ended June 30, 2015 and 2014, respectively. The amounts are recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. At June 30, 2015, there was approximately $29.5 million in unrecognized compensation cost related to options and SARs that will be recorded over future periods of approximately three years.

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

Financial information for Arista Communications, LLC, for the three months ended June 30, 2015 and period from March 27, 2015 (date of Acquisition) to June 30, 2015 is as follows:

	Three Months Ended June 30, 2015	Period from March 27, 2015 to June 30, 2015

Revenue	$18,839	$19,617
Direct Costs	(15,325)	(16,407)
Operating expenses	(8,351)	(8,711)
Net loss	$(4,837)	$(5,501)

Weins’ share of the net loss is $2,418 and $2,750 for the three and six months ended June 30, 2015, respectively.

19. Segment Information

Financial information for our segment for the three months ended June 30, 2015 and 2014, is as follows:

	Broadband and VOIP	WiFi	Hospitality	Corporate	Totals

Three months ended June 30, 2015
Revenues	$2,739,594	$1,020,010	$1,891,991	$-	$5,651,595
Operating (loss) income	$(565,630)	$(1,187,310)	$65,535	$(6,495,801)	$(8,183,206)
Net (loss)income attributable to common shareholders	$(565,630)	$(1,439,964)	$67,953	$(6,929,692)	$(8,867,333)

Three months ended June 30, 2014
Revenues	$2,784,435	$573,913	$-	$-	$3,358,348
Operating loss	$(900,475)	$(352,129)	$-	$(427,294)	$(1,679,898)
Net loss attributable to common shareholders	$(900,475)	$(315,063)	$-	$(677,616)	$(1,893,154)

Financial information for our segment for the six months ended June 30, 2015 and 2014, is as follows:

	Broadband and VOIP	WiFi	Hospitality	Corporate	Totals

Six months ended June 30, 2015
Revenues	$5,507,986	$1,366,184	$1,980,286	$-	$8,854,456
Operating loss	$(1,155,081)	$(2,899,638)	$74,101	$(52,613,674)	$(56,594,292)
Net loss attributable to common shareholders	$(1,155,081)	$(3,304,936)	$76,851	$(53,471,888)	$(57,855,054)

Six months ended June 30, 2014
Revenues	$5,676,658	$807,004	$-	$-	$6,483,662
Operating loss	$(1,936,821)	$(881,685)	$-	$(513,664)	$(3,332,170)
Net loss attributable to common shareholders	$(1,936,821)	$(815,813)	$-	$(1,515,520)	$(4,268,154)

Financial information for our segment as of June 30, 2015 is as follows:

As of June 30, 2015
Total Assets	$2,367,264	$11,043,926	$$2,067,101	$147,852	$15,626,143

20. Pro-forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company in connection with the reverse acquisition transaction was completed on March 27, 2015 for the three and six months ended June 30, 2015 and 2014, after giving effect to certain pro-forma adjustments and assuming the reverse acquisition transaction completed as of the beginning of 2014.

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

	For the three months ended June 30, (unaudited)

	2015	2014

Revenues	$5,651,595	$5,254,760
Cost of sales	3,972,690	3,490,050
Gross profit	1,678,905	1,764,710
Selling, general and administrative expenses	9,862,111	3,663,413
Operating loss	(8,183,206)	(1,808,703)
Interest expense, net	691,711	274,726
Other income, net	(36,540)	(141,252)
Loss from continuing operations before income taxes	(8,838,377)	(2,032,177)
Income taxes.	-	-
Net loss from continuing operations	(8,838,377)	(2,032,177)
Loss from discontinued operations	-	(49,869)
Net loss	(8,838,377)	(2,082,046)
Net loss attributable to the non-controlling interest	2,418	2,878
Net loss attributable to the Company	(8,835,959)	(2,079,168)
Currency translation (loss) gain	(6,374)	(5,635)
Comprehensive loss	(8,842,333)	(2,084,803)
Dividends on preferred stock	25,000	150,000
Net loss attributable to common shareholders	$(8,867,333)	$(2,234,803)

	For the six months ended June 30, (unaudited)

	2015	2014

Revenues	$10,664,605	$10,010,231
Cost of sales	7,868,626	6,833,849
Gross profit	2,795,979	3,176,382
Selling, general and administrative expenses	17,212,805	7,156,006
Operating loss	(14,416,826)	(3,979,624)
Interest expense, net	1,342,622	925,787
Other income, net	(67,181)	(186,766)
Loss from continuing operations before income taxes	(15,692,267)	(4,718,645)
Income taxes.	-	-
Net loss from continuing operations	(15,692,267)	(4,718,645)
Loss from discontinued operations	-	(127,779)
Net loss	(15,692,267)	(4,846,424)
Net loss attributable to the non-controlling interest	4,089	5,052
Net loss attributable to the Company	(15,688,178)	(4,841,372)
Currency translation (loss) gain	7,364	(4,427)
Comprehensive loss	(15,680,814)	(4,845,799)
Dividends on preferred stock	175,000	300,000
Net loss attributable to common shareholders	$(15,855,814)	$(5,145,799)

21. Commitments and Contingencies

Non-Income Taxes

The Company remits state excise tax on various telecommunication services, as it is the Company’s position that the telephone service originates in the states where the equipment or customers are located or the services are rendered. State taxing authorities are constantly revising the laws and regulations with regard to telecommunication services and therefore, the Company is subject to potential excise tax in other jurisdictions based upon these constantly changing laws and regulations. However, the Company cannot determine such potential amount as of June 30, 2015.

Litigation

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business is not material, individually or in the aggregate, to the consolidated operating results for the three and six months ended June 30, 2015 and 2014.

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

CLC Networks and Skada

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.   The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014.  As of June 30, 2015 the Company has a liability of approximately $16,820 remaining in accounts payable.

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

On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014. As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys’ fees and costs. Under the settlement agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA. As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. As of June 30, 2015 the Company has the entire liability due TIG recorded in accounts payable.

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

Arrow

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company settled the claim in May 2015 by agreeing to pay Arrow a total of $57,000 over the next 9 months. At June 30, 2015, the Company has the total amount of the settlement recorded in accounts payable.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of June 30, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the condensed consolidated balance sheets in the amounts of approximately $1,262,000.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of June 30, 2015.

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

22. Subsequent Events

Amendment and default of Roomlinx debt

On June 30, 2015, SSI and RMLX entered into the First Amendment to the CenFin Infrastructure Credit Agreement, dated as of June 30, 2015 (the “Amendment”),  with CenFin.

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

On September 30, 2015, Roomlinx and its affiliate SSI, received a notice of default under the Amended and Restated Revolving Credit and Security Agreement dated June 30, 2015 (Agreement).  The notice alleges that the Roomlinx and SSI were in default of the Agreement due to the failure to make payments equaling $252,250 and seeks to enforce its rights under the Agreement.

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

Amendment and default of SignalShare debt

On July 31, 2015, certain wholly owned subsidiaries of Roomlinx identified below entered into the following agreements in connection with the conversion of certain equipment leases into secured loans (collectively referenced as the “NFS Loan Documents”):

●	Lease Schedule Termination Loan and General Release Agreement (the “Termination Agreement”), by and between SignalShare and NFS Leasing, Inc. (“NFS”);
●	Security Agreement by and between Holdings and NFS;
●	Promissory Note issued by SignalShare to NFS in the principal amount of $4,946,213 (the “Note”);
●	Corporate Guaranty Agreement by and between Holdings and NFS; and
●	First Amendment to the Security Agreement by and between SignalShare and NFS.

The NFS Loan Documents provided that amounts owed by SignalShare to NFS pursuant to certain equipment leases would be converted into secured debt as evidenced by the Note. The Note provides for SignalShare to make seventy five consecutive weekly payments of $71,207 with a final payment of $18,887 due upon maturity of the Note on December 19, 2016 (the “Maturity Date”). The Note is secured by subordinated security interests in all of the assets of SignalShare and Holdings. The Note is also guaranteed by Holdings. In addition to the payment obligations under the Note, the Termination Agreement provides that SignalShare will make concurrent weekly payments of $28,793 for payments due pursuant to the Master Equipment Lease Number: 2013-218 dated as of March 11, 2013 through the Maturity Date.

In connection with the NFS Loan Documents, Roomlinx issued to NFS a Warrant to purchase 1,111,111 shares of Common Stock at an exercise price of $1.80 per share with an exercise period of five years.

On September 22, 2015, NFS notified SignalShare of a default for non-payment. On September 28, 2015 NFS withdrew the default. In exchange for the default being withdrawn, NFS, SignalShare and Holdings agreed that unless NFS, on or before Friday, October 2, 2015, is in receipt of payment in the amount of $389,416 or alternatively, if a forbearance arrangement satisfactory to NFS is not executed between the parties by the close of business (5:00 P.M.) on that day,  NFS shall be entitled to issue a new Notice of Default directed to both SignalShare and Holdings (with respect to its guaranty), in which event SignalShare and Holdings each waive all applicable cure periods with respect to such default.

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

●
SignalShare will pay NFS the amount of $28,793 via wire transfer on each Monday, commencing October 12, 2015 through Monday November 16, 2015, on account of the Master Lease. SignalShare has made it first three payment under these terms on October 12, 19 and 26, 2015.

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

●
Upon NFS’s receipt of the foregoing $500,000 payment, NFS, in its sole discretion, may choose to restructure the remaining balance of the Term Note. In such event the $28,793 weekly Master Lease payments will remain in effect until the leases are paid in full.

●	SignalShare shall make a payment to NFS in the amount of $20,000 on or before December 1, 2015 which will be accepted by NFS’ as reimbursement of its attorneys’ fees and other expenses.
●	SignalShare shall pay the past due Personal Property tax due NFS of $50,217 on or before December 15, 2015.
●
One million shares in Roomlinx will be issued to NFS upon, and subject to, NFS’ execution of a mutually agreeable Roomlinx’s Investment Intent Letter confirming that the shares are being acquired for lawful investment purposes under applicable law.

In the event SignalShare or Holdings fails to timely pay to NFS any amounts set forth above, or otherwise fails to timely perform any other obligation set forth above, NFS shall have the right to immediately, upon e-mail notice to SignalShare reinstate the default, with no cure rights. .

On November 18, 2015, NFS gave notice of Default to SignalShare and simultaneously gave notice to SPHC that NFS would be seeking payment under the SignalShare note pursuant to the corporate guarantee given NFS by SPHC as security for the converted SignalShare loans.  The parties entered in negotiations in order to remove the default and restructure the obligations. On November 19, 2015, the parties agreed to restructure the loan and make certain payments to NFS and are presently working on a formal withdrawal of the defaults and formalizing the agreement.  In the meantime, NFS is not pursuing its defaults.

Allied

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year. As of October 22, 2015, a balance of $205,000 of principal is outstanding plus accrued interest of approximately $35,000 on these notes. In addition, Allied is the holder of the Company’s Series A Preferred Stock for which Allied claims dividends are due.   On October 9, 2015, the Company received a notice of default.  On October 12, 2015, the default was withdrawn.  On November 24, 2015, Allied issued a default regarding the march 23, 2015 note with the SPHC in the amount of $240,000.  SPHC has three (3) business days to cure the default, or November 30, 2015.  If the default is not cured, Allied will have the right to the receivables of Signal Point Telecommunications Corp. until the note is repaid. The Parties are currently in negotiations to remove the default and Allied is forebearing against its rights at this time.

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

SignalShare payroll tax matter

SignalShare is in default of its payment obligations for payroll taxes to the IRS for the first and second quarter of 2015. The amount of trust fund taxes outstanding as of September 30, 2015 is $375,815 which does not include penalties and interest.  SignalShare is in negotiations with the IRS regarding payment of this amount.  The IRS intends to file liens against SignalShare and may pursue personal action against the responsible SignalShare management team members if payment of the trust fund balance is not made within 90 days of September 30, 2015. SignalShare has committed to pay the outstanding trust fund amounts by the end of January, 2016. As a result of this matter, the Company has moved SignalShare’s payroll process to its corporate offices in order to strengthen the controls over the payroll functions.

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

On December 7, 2015, SignalShare, LLC. received a demand for payment in the amount of approximately $824,000 associated with equipment purchased by SignalShare from Extreme Networks, Inc.  The demand also provides that interest on the balance, accruing at 18%, per annum, will accrue from the due date of each respective invoice.  The letter further provides that if payment is received by December 15, 2015, Extreme Networks will waive interest on the balance. This balance is included in accounts payable as of June 30, 2015.

Subsequent stock issuances

From June 30, 2015 through December 7, 2015 the Company has issued an additional 700,815 shares of common stock through private placement memorandum at $1.80 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and the consolidated financial statements and related notes thereto included in our December 31, 2014, as amended, Annual Report on Form 10-K, filed with the SEC and with the unaudited interim financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q, as well as our reports on Form 8-K and other SEC filings.

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

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services
●	Delivery of content and advertising
●	Delivery of business and entertainment applications
●	E-commerce
●	The customization of API interfaces and its software
●	Software licensing
●	Delivery of pay-per-view content
●	Sale of video-on-demand systems

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

The Company generates revenue through:

●	Ongoing connectivity service and support contracts
●	Network design and installation services
●	Delivery of content and advertising
●	Software licensing
●	User analytics and reporting

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

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of June 30, 2015 and December 31, 2014, $167,820 and $209,775 and $153,835 and $335,640 were accounted as “Accounts Receivable Short Term Direct” and “Accounts Receivable Long Term Direct” was included in “Other assets” in the accompanying consolidated balance sheets, respectively.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of June 30, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $71,000 and $-0-, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of June 30, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

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

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of June 30, 2015 and December 31, 2014, SignalShare recorded $632,219 and $737, respectively, in deferred revenue and $892,627 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues

Our revenues for the three months ended June 30, 2015 and 2014 were approximately $5.7 million and $3.4 million, respectively, an increase of $2.3 million, or approximately 68.3%, reflecting the addition of revenue from new hospitality segment of approximately $1.9 million, and an increase in Wi-Fi revenue of approximately $446,000, offset by a decrease in Broadband revenue of approximately $45,000. The Increase in Wi-Fi broadband revenue was primarily attributable to slightly higher event revenue. The decrease in Broadband revenue was primarily attributable to the movement of some of our large Chicago based customers to low latency networks and the loss of broadband customers in our New York market.

Wi-Fi

The Wi-Fi product line includes our installations in professional sports stadiums, arenas, convention centers and concert / festival venues.  Revenue for this product line for the three months ended June 30, 2015 was approximately $1.0 million and for the three months ended June 30, 2014 was approximately $574,000. The increase in revenue is primarily attributable to timing of the completion of various installations.

Broadband and VoIP

The Broadband and VoIP product line includes our installations primarily in the New York Tri-state area of wired and wireless broadband, with a variety of VoIP telephone service offerings.  Revenue for these product lines for the three months ended June 30, 2015 and 2014 was approximately $2.7 million and approximately $2.8 million, respectively, a decrease of approximately $0.05 million or 1.6%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company’s largest market.

Cost of Sales

For the three months ended June 30, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $4.0 million and $2.3 million, respectively; an increase of approximately $1.7 million or 72.4%, for the three months ended June 30, 2015. The increase reflects the addition of costs from new hospitality segment of approximately $1.1 million, and an increase in Wi-Fi costs of approximately $837,000 related to various unprofitable installations, offset by a decrease in Broadband revenue of approximately $311,000.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the three months ended June 30, 2015 (excluding non-cash stock based compensation of approximately $6.2 million in the three months ended June 30, 2015) was approximately $3.7 million compared to approximately $2.7 million for the three months ended June 30, 2014, for a net increase of approximately $1.0 million, or an increase of approximately 34.0% between the periods. The increase reflects the addition of costs from new hospitality segment of approximately $0.9 million, and an increase attributable to increased payroll associated with the addition of software developers to help support our live-fi product.

Operating Loss

Our operating loss increased to approximately $8.2 million for the three months ended June 30, 2015 (included non-cash stock based compensation of approximately $6.2 million) compared to approximately $1.7 million for the three months ended June 30, 2014, for an increase of approximately $6.5 million. This increase is primarily attributable the non-cash stock based compensation of approximately $6.2 million.

Non-Operating

Interest expense increased from approximately $134,000 for the three months ended June 30, 2014, to approximately $692,000 for the three months ended June 30, 2015. This increase in interest expense was primarily attributable to the addition of debt assumed through the reverse merger and additional capital leases and other short term notes entered into during the later part of 2014 and early.

For the three months ended June 30, 2015 and 2014, the Company recognized other income, net of approximately $36,000 and $73,000, respectively as included in other (expenses) income in the accompanying unaudited condensed consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the termination of our wholesale telecom business unit in June 2013, resulting in a loss on discontinued operations of approximately $3,212 for the three months ended June 30, 2014.

Net Loss

For the three months ended June 30, 2015 and 2014, the Company experienced net losses attributable to common shareholders of approximately $8.9 million and $1.9 million, respectively, a net increase of approximately $7.0 million. This increase includes stock based compensation recorded in 2015 of approximately $6.2 million. Net loss attributable to common shareholders increase by of approximately $0.6 million with exclusion of stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product and the decrease in operating margins between the three month periods as described above.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED June 30, 2014

Revenues

Our revenues for the six months ended June 30, 2015 and 2014 were approximately $8.9 million and $6.5 million, respectively, an increase of $2.4 million, or approximately 36.6%, reflecting the addition of revenue from new hospitality segment of approximately $2.0 million, and an increase in Wi-Fi revenue of approximately $559,000, offset by a decrease in Broadband revenue of approximately $169,000. The Increase in Wi-Fi broadband revenue was primarily attributable to slightly higher event revenue. The decrease in Broadband revenue was primarily attributable to the movement of some of our large Chicago based customers to low latency networks and the loss of broadband customers in our New York market.

Wi-Fi

The Wi-Fi product line includes our installations in professional sports stadiums, arenas, convention centers and concert / festival venues.  Revenue for this product line for the six months ended June 30, 2015 was approximately $1.4 million and for the six months ended June 30, 2014 was approximately $807,000. The increase in revenue is primarily attributable to timing of the completion of various installations.

Broadband and VoIP

The Broadband and VoIP product line includes our installations primarily in the New York Tri-state area of wired and wireless broadband, with a variety of VoIP telephone service offerings.  Revenue for these product lines for the six months ended June 30, 2015 and 2014 was approximately $5.5 million and approximately $5.7 million, respectively, a decrease of approximately $0.05 million or 1.6%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company’s largest market.

Cost of Sales

For the six months ended June 30, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $6.8 million and $4.6 million, respectively; an increase of approximately $2.2 million or 47.5%, for the six months ended June 30, 2015. The increase reflects the addition of costs from new hospitality segment of approximately $1.2 million, and an increase in Wi-Fi costs of approximately $1.5 million related to various unprofitable installations, offset by a decrease in Broadband revenue of approximately $481,000.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the six months ended June 30, 2015 (excluding non-cash stock based compensation of approximately $9.4 million in the six months ended June 30, 2015) was approximately $6.5 million compared to approximately $5.2 million for the six months ended June 30, 2014, for a net increase of approximately $1.3 million, or an increase of approximately 25.0% between the periods. The increase reflects the addition of costs from new hospitality segment of approximately $718,000, and an increase attributable to increased payroll associated with the addition of software developers to help support our live-fi product.

Operating Loss

Our operating loss increased to approximately $56.6 million for the six months ended June 30, 2015 (included impairment of goodwill of approximately $42.8 million and non-cash stock based compensation of approximately $9.4 million) compared to approximately $3.3 million for the six months ended June 30, 2014, for an increase of approximately $53.3 million. This increase is primarily attributable the impairment of goodwill of approximately $42.8 million and non-cash stock based compensation of approximately $9.4 million.

Non-Operating

Interest expense increased from approximately $665,000 for the six months ended June 30, 2014, to approximately $1.1 million for the six months ended June 30, 2015. This increase in interest expense was primarily attributable to the addition of debt assumed through the reverse merger and additional capital leases and other short term notes entered into during the later part of 2014 and early.

For the six months ended June 30, 2015 and 2014, the Company recognized other income, net of approximately $67,000 and $110,000, respectively as included in other (expenses) income in the accompanying unaudited condensed consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the termination of our wholesale telecom business unit in June 2013, resulting in a loss on discontinued operations of approximately $81,122 for the six months ended June 30, 2014.

Net Loss

For the six months ended June 30, 2015 and 2014, the Company experienced net losses attributable to common shareholders of approximately $57.9 million and $4.3 million, respectively, a net increase of approximately $53.6 million. This increase includes impairment of good will of approximately $42.8 million and stock based compensation recorded in 2015 of approximately $9.4 million. Net loss attributable to common shareholders increase by of approximately $1.4 million with exclusion of the goodwill impairment and stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product and the decrease in operating margins between the three month periods as described above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, the Company had approximately $812,000 in cash on hand, had incurred a net loss of approximately $57.7 million (including the impairment of goodwill of approximately $42.8 million) and used approximately $4.5 million in cash for operating activities for the six months ended June 30, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $21.8 million. The negative working capital was primarily comprised of approximately $10.6 million of accounts payable, approximately $1.7 million of deferred revenue and customer prepayment, approximately $5.7 million of debt and approximately $3.3 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

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

Statements of Cash Flows June 30, 2015 Compared with June 30, 2014

The Company had a working capital deficit (current liabilities exceed current assets) of approximately $21.8 million at June 30, 2015, as compared with a working capital deficit of approximately $9.3 million at December 31, 2014.  There were decreases in cash of approximately $1.7 million and offset by an increase in accounts receivable and leases receivable of approximately $1.0 million, prepaid expenses and other current assets of approximately $1.7 million, and equipment purchased for resale of approximately $0.18 million.

Net cash used in operating activities was approximately $4.6 million for the six months ended June 30, 2015, as compared to net cash used in operating activities of approximately $3.6 million for the six months ended June 30, 2014.

Net cash provided by investing activities during the six months ended June 30, 2015 totaled approximately $813,000 which and was related to the cash acquired from the reverse acquisition transaction completed on March 27, 2015.

Net cash provided by financing activities was approximately $2.1 million and $5.5 million for the six month periods ended June 30, 2015 and 2014, respectively. In 2015 the majority of cash provided was from funds received related various notes of approximately $1.8 million and capital lease transactions of approximately $213,000, and contributed capital received from a principal shareholder of approximately $571,000, offset by repayment of related party debt of approximately $393,000 and payment of dividends to Series A Preferred Stock shareholder of $175,000. In 2014, the majority of the net cash provided was provided by the sale by the former Chief Executive Officer of the Company and principal shareholder, of shares of his personal Common Stock holdings with net proceeds of approximately $5.6 million paid to the Company in the six months ended June 30, 2014.

During each of the six month periods ended June 30, 2015 and 2014, the Company did not pay any income taxes as a result of the operating losses incurred by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as of June 30, 2015 in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of June 30, 2015.  In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organization (COSO) of the Treadway Commission contained in the Internal Control - Integrated Framework (1992).  As of June 30, 2015, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting.  Specifically, due to the limited number of individuals within our accounting functions and department turn-over in the fourth quarter, we had a lack of segregation of duties and a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters.  Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting.  We did not effectively implement comprehensive entity-level internal controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.  Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.  As of June 30, 2015, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identifications of accounting matters.  We will continue to implement appropriate processes and measures to remediate this material weakness.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to the various legal proceedings and claims discussed below as well as certain other non-material legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the “Action”).  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  The Company was provided with a default on November 2, 2015 regarding the settlement agreement payment obligations.  On November 5, 2015, TIG withdrew the default. See Note 21 of Notes to Consolidated Financial Statements for the terms and conditions of the Settlement Agreement with TIG.

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

The Company’s financial statements reflect that it has incurred significant net losses of $10,493,157, $11,996,546 and $48,838,053 (including impairment of goodwill of $42,847,066) for the years ended December 31, 2013 and 2014, and the six-month period ended June 30, 2015, respectively, and an accumulated deficit of $19,455,417 as of June 30, 2015.  The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability.  Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the accompanying financial statements for the period ended June 30, 2015, the Company had approximately $812,000 in cash on hand, had incurred a net loss of approximately $57.7 million (including the adjustment for impairment of goodwill of approximately $42.8 million for the six months ended June 30, 2015) and used approximately $4.5 million in cash for operating activities during the six months ended June 30, 2015.  In addition, the Company had negative working capital of approximately $21.8 million.  The continuation of the Company as a going concern is dependent upon the Company’s ability to raise additional capital and the attainment of profitable operations.  Our independent registered public accounting firm has included an explanation paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2014.

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

While Roomlinx is currently a public reporting company, the continuation of such status will depend on various factors such as continuous and timely filing of audited financial statements and other required periodic reports with the SEC, satisfying the internal control and assessment requirements of the Sarbanes-Oxley Act of 2002, and instituting and monitoring procedures to control the unauthorized use of company information and prevent inside trading violations.  The Company is required to file its Quarterly Report on Form 10-Q for the period ended September 30, 2015, before it will be current in its SEC filings.

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

During the quarter ended June 30, 2015, Robert DePalo, a principal shareholder of the Company, sold an aggregate of 638,888 restricted shares of common stock at $1.80 per share and the Company received net proceeds of approximately $466,000 after payment of sales commissions and expenses.  The shares of Common Stock issued to the investors are exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D promulgated thereunder and/or Rule 903 of Regulation S promulgated under the Act.  The Company is relying upon the representations and warranties of the investors contained in Subscription Agreements that they are either accredited investors or non-U.S. Persons, as such terms are defined under the Act.

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

ROOMLINX, INC.

Date: December 9, 2015	By:	/s/ Aaron Dobrinsky
Aaron Dobrinsky
Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2015	By:	/s/ Steven Vella
Steven Vella
Chief Financial Officer (Principal Financial and Accounting Officer)