Form 10-Q
period 2015-09-30
ROOMLINX INC
filed 2015-12-23
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of December 17, 2015 the issuer had 136,019,348 outstanding shares of Common Stock

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash	$179,871	$2,510,800
Accounts receivable, net	2,938,735	1,051,262
Leases receivable, current portion	288,326	-
Prepaid expenses and deferred cost	1,745,284	581,518
Equipment purchased for resale	2,266,313	1,069,521
Other current assets	526,406	62,173
Total current assets	7,944,935	5,275,274
Property, equipment and software, net	1,003,718	446,256
Intangible assets, net	2,206,925	2,104,167
Goodwill	4,121,284	4,121,284
Security deposits	1,091,592	1,031,136
Other assets	2,675,866	1,008,519
Total Assets	$19,044,320	$13,986,636

Liabilities and Deficit
Current liabilities
Accounts payable	$12,654,735	$6,502,278
Line of credit, net of debt discount, current portion	1,869,085	-
Customer deposits	1,435,226	-
Current maturities of notes payable, related party	2,685,210	832,030
Accrued expenses	2,306,629	912,061
Leases payable	1,376,013	2,425,043
Note payable and other obligations, current portion	4,494,321	-
Deferred revenue and customer prepayments	4,103,025	756,463
Other current liabilities	379,044	-
Current liabilities of discontinued operations	3,249,679	3,138,056
Total current liabilities	34,552,967	14,565,931
Non-current liabilities
Line of credit, net of debt discount, less current portion	1,319,153	-
Long-term portion of notes payable, related party	-	2,067,601
Note payable and other obligations, less current portion	791,202	-
Non-current lease obligations	1,464,872	5,040,948
Other non-current liabilities	1,392	-
Nonconvertible Series A prefered stock, related party	10	10
Total non-current liabilities	3,576,629	7,108,559
Total liabilities	38,129,596	21,674,490
Commitments and contingencies	-	-
Roomlinx, Inc. stockholders' deficit
Preferred stock, par value $0.20 per share, 5,000,000 shares authorized:
Class A - 720,000 and nil shares authorized, issued and outstanding (liquidation preference of $144,000 at September 30, 2015 and December 31, 2014)	144,000	-
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized and 1,010 shares designated and outstanding at September 30, 2015 and December 31, 2014:
Series A preferred stock, par value $0.01 per share, 1,000 shares designated, 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Series B preferred stock, par value $0.01 per share, 10 shares designated, 10 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 136,019,348 and 115,282,137 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	136,018	115,282
Additional paid-in capital	101,558,444	45,179,249
Accumulated deficit	(120,915,321)	(52,982,385)
Accumulated other comprehensive loss	(1,879)	-
Total Roomlinx, Inc. stockholders' deficit	(19,078,738)	(7,687,854)
Non-controlling interest	(6,538)	-
Total deficit	(19,085,276)	(7,687,854)
Total Liabilities and Deficit	$19,044,320	$13,986,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2015 and 2014
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$4,741,911	$3,245,976	$13,596,367	$9,729,638
Cost of sales, excluding depreciation and amortization which is included in selling, general and administrative expense	4,035,099	2,569,608	10,815,943	7,166,092
Gross margin	706,812	676,368	2,780,424	2,563,546
Operating Expenses
Selling, general and administrative expense	9,836,857	3,315,936	25,657,695	8,535,284
Impairment of goodwill	-	-	42,847,066	-
Total operating Expenses	9,836,857	3,315,936	68,504,761	8,535,284
Operating loss	(9,130,045)	(2,639,568)	(65,724,337)	(5,971,738)
Other (expense) income
Interest expense, net	(1,015,613)	(208,735)	(2,164,929)	(873,386)
Other income, net	57,614	35,939	124,792	145,727
Total other (expense) income	(957,999)	(172,796)	(2,040,137)	(727,659)
Loss from continuing operations before income taxes	(10,088,044)	(2,812,364)	(67,764,474)	(6,699,397)
Income tax expense (benefit)	-	-	-	-
Loss from continuing operations	(10,088,044)	(2,812,364)	(67,764,474)	(6,699,397)
Loss from discontinued operations, net of tax	-	(21,809)	-	(102,931)
Net loss	(10,088,044)	(2,834,173)	(67,764,474)	(6,802,328)
Net loss attributable to the non-controlling interest	3,788	-	6,538	-
Net loss attributable to Roomlinx, Inc. Common Shareholders	(10,084,256)	(2,834,173)	(67,757,936)	(6,802,328)
Other comprehensive (loss) income
Currency translation (loss) gain	4,495	-	(1,879)	-
Comprehensive loss	(10,079,761)	(2,834,173)	(67,759,815)	(6,802,328)
Less: Dividends on preferred stock	-	150,000	175,000	450,000
Net loss attributable to Roomlinx, Inc. common shareholders	$(10,079,761)	$(2,984,173)	$(67,934,815)	$(7,252,328)

Loss per share
Basic and diluted loss per common share from
Continuing operations, attributable to Roomlinx, Inc. commons shareholders	$(0.07)	$(0.03)	$(0.53)	$(0.06)
Discontinued operations, attributable to Roomlinx, Inc. commons shareholders	-	(0.00)	-	(0.00)
Net loss attributable to Roomlinx, Inc. common shareholders	$(0.07)	$(0.03)	$(0.53)	$(0.06)
Weighted average number of common shares outstanding
Basic and diluted	135,595,704	114,282,138	129,003,445	112,750,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Deficit
For the nine months ended September 30, 2015
(unaudited)

	Class A		Series A		Series B				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated other	Non-Contolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive loss	Interest	Deficit

Balance at December 31, 2014 - As adjusted for stock reverse split and recapitalization	-	$-	1,000	$-	10	$-	115,282,137	$115,282	$45,179,249	$(52,982,385)	$-	$-	$(7,687,854)
Shares retained by Roomlinx' shareholders in connection with the shares exchange merger transaction	720,000	144,000	-	-	-	-	19,758,619	19,758	35,545,756	-	-	-	35,709,514
Preferred stock dividends of Series A	-	-	-	-	-	-	-	-	-	(175,000)	-	-	(175,000)
Sale of common stock	-	-	-	-	-	-	916,665	916	1,631,043	-	-	-	1,631,959
Shares issued related to settlement	-	-	-	-	-	-	61,927	62	111,407	-	-	-	111,469
Contributed capital from a shareholder	-	-	-	-	-	-	-	-	571,004	-	-	-	571,004
Stock based compensation	-	-	-	-	-	-	-	-	15,744,929	-	-	-	15,744,929
Warrants issued to lenders	-	-	-	-	-	-	-	-	2,419,539	-	-	-	2,419,539
Warrants issued for marketing servies	-	-	-	-	-	-	-	-	355,517	-	-	-	355,517
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(1,879)	-	(1,879)
Net loss for the period	-	-	-	-	-	-	-	-	-	(67,757,936)	-	(6,538)	(67,764,474)
Balance at September 30, 2015	720,000	$144,000	1,000	$-	10	$-	136,019,348	$136,018	$101,558,444	$(120,915,321)	$(1,879)	$(6,538)	$(19,085,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roomlinx Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014
(unaudited)

	2015	2014

Cash flow from operating activities:
Net loss	$(67,764,474)	$(6,802,328)
Adjustment to reconcile loss to net cash used in operating activities -
Depreciation and amortization	129,721	100,901
Amortization of debt discount and deferred financing costs	741,936	157,773
Amortization of intangible asset	75,000	75,000
Bad debt expense, net of recovery	66,254	103,357
Gain on sale of assets	-	(44,250)
Stock based compensation	15,744,929	-
Impairment of goodwill	42,847,066	-
Non-cash expenses	15,469	-
Shares issued in connection with settlement	111,469	-
Loss from discontinued operations	-	102,931
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,920,770)	(705,121)
Increase in prepaid expenses and other current assets	(1,160,216)	(1,471,879)
Decrease (increase) in assets held for sale	803,001	(105,773)
Decrease (increase) in other assets	-	(911,356)
Increase in accounts payable and accrued expenses	1,607,415	300,696
Increase in deferred revenue and customer prepayments	3,245,125	3,800,151
Cash used in discontinued operations, net	(5,950)	(419,813)
Net cash used in operating activities	(5,464,025)	(5,819,711)
Cash flows from investing activities
Cash acquired from the reverse acquisition	812,756	-
Proceeds on sale of assets	-	45,000
Payment of software development costs	-	(19,387)
Purchase of machinery and equipment	-	(15,092)
Net cash provided by investing activities	812,756	10,521
Cash flows from financing activities
Proceeds from issuance of common Stock	1,631,959	-
Contributed capital from principal shareholder	571,004	7,179,300
Payment of line of credit	(573,447)	-
Payment of related party loans	(744,421)	(173,600)
Proceeds from notes payable - related party	520,000	(460,296)
Proceeds from notes payable, net	978,275	-
Proceeds from capital lease transactions, net	113,849	1,879,422
Payment of Series A preferred stock dividend	(175,000)	(475,000)
Net cash provided by financing activities	2,322,219	7,949,826
Effect of foreign exchange fluctuation in cash	(1,879)	-
Net (decrease) increase in cash	(2,330,929)	2,140,636
Cash, beginning of period	2,510,800	152,520
Cash, end of period	$179,871	$2,293,156

Supplementary disclosure of of cash flow information
Cash paid during the period for -
Interest	$1,253,237	$610,900
Income taxes	$-	$-

Supplemental disclosure or non-cash investing and financing activities:
Commons stock issued in connection with the merger	$35,565,514	$-
Fixed assets purchased under capital lease obligation	$59,925	$88,000
Equipment purchased under financed lease payable for resale	$-	$946,894
Repayment of capital leases payable made by customer	$118,218	$103,362
Conversion of the Robert DePalo Special Opportunity Fund debt into equity	$-	$3,053,121
Conversion of the Brookville Special Purpose fund debt into equity	$-	$3,098,416
Conversion of the Veritas High Yield Fund debt into equity	$-	$774,073
Software development capitalized cost against accounts payable balance	$39,058	$212,055
Equipment purchased against accounts payable balance	$548,451	$968,957
Accounts receivable and capital lease obligation for finance transactions	$-	$62,790
Equipment purchased for resale against accounts payable balance	$1,196,792	$-
Class A preferred stock assumed in connection with the reverse acquisition	$144,000	$-
Repayment of notes payable made directly by customer	$328,598	$-
Warrants issued to lenders	$2,419,539	$-
Warrants issued for marketing services	$355,517	$-

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

2. Reverse Acquisition

On March 27, 2015, the Company entered into and completed a Subsidiary Merger Agreement (“SMA”) (more fully discussed in note 16) with SPHC (a private company). Upon closing of the transaction, SPHC’s Shareholders transferred their 100% ownership in SPHC’s common stock and Series A Preferred Stock in exchange for an aggregate of 115,282,137 shares of the common stock of RMLX (approximately 85.4% of voting control of RMLX) for one to one basis plus the assumption of the Class A Preferred Stock of RMLX.  As part of the agreement, RMLX's existing shareholders retained 19,758,619 shares of the Company’s Common Stock and 720,000 shares of class A Preferred Stock (representing approximately 14.6% of voting control of RMLX upon consummation of the reverse acquisition) in exchange for 100% of SPHC common stock and Series A Preferred Stock.  (See Note 22 for further discussion)

For financial accounting purposes, this transaction was treated as a reverse acquisition by SPHC, and resulted in a recapitalization with SPHC being the accounting acquirer and RMLX as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, SPHC and have been prepared to give retroactive effect to the reverse acquisition completed on March 27, 2015, and represent the operations of SPHC.  The consolidated financial statements after the acquisition date, March 27, 2015 include the balance sheets of both companies at historical cost, the historical results of SPHC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

3.  Going Concern Matters

At September 30, 2015, the Company had approximately $180,000 in cash on hand, had incurred a net loss of approximately $67.8 million (including the impairment of goodwill of approximately $42.8 million) and used approximately $5.5 million in cash for operating activities for the nine months ended September 30, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $26.6 million. The negative working capital was primarily comprised of approximately $12.6 million of accounts payable, approximately $4.1 million of deferred revenue and customer prepayment, approximately $10.4 million of debt and approximately $3.2 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

The Company’s cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

During the year ended December 31, 2013, SSI terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see Note 4) meeting the definition under applicable accounting standards for discontinued operations.  The liabilities assumed in connection with the reverse acquisition included $111,623 ($145,808 canadian) related to Cardinal Hospitalility, Ltd., which has been included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015 under the line item of “Current liabilities of discontinued operations”.

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

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of September 30, 2015 and December 31, 2014, $167,820 and $209,775 and $111,880 and $335,640 were accounted as “Accounts Receivable Short Term Direct” and “Accounts Receivable Long Term Direct” which were included in “Accounts Receivable, net” and “Other assets”, respectively, in the accompanying consolidated balance sheets.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of September 30, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $41,000 and $-0-, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of September 30, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

Leases Receivable - Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer’s acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amounts of leases receivable are reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of September 30, 2015 and December 31, 2014 no valuation allowance was necessary.

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

Software Development - At September 30, 2015 and December 31, 2014, SignalShare had incurred and capitalized $483,276 and $444,218, respectively, in software development costs related to its Live-Fi software system. The amounts capitalized represent the costs incurred for the use of outside vendors and do not include the capitalization of internal software development costs.  The Live-Fi software amount is included in the accompanying consolidated balance sheets under the line item “Other assets” at December 31, 2014. As of September 2015 the Live-Fi software was fully developed and reclassified to fixed assets on the September 30, 2015 consolidated balance sheet and will be amortized over a useful life of five years

Accounts Payable Claims and Disputes - The Company has established a systematic approach to record accounts payable based on invoice amount, net of claims filed and acknowledged by vendors, as well as any additional credits received. Billings from carriers frequently require adjustment to reflect the Company’s correct usage of those carrier services. All claims by the Company against vendors are netted against payables to those vendors and expect to be settled through credits issued by vendors. Any additional credits received such as late fees usually waived by vendors, are generally insignificant.

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

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of September 30, 2015 and December 31, 2014, SignalShare recorded $3,238,780 and $737, respectively, in deferred revenue and $1,242,497 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

Advertising Costs - Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2015 and 2014 were approximately $196,439 and $16,300, respectively. Advertising expense for the nine months ended September 30, 2015 and 2014 were approximately $492,203 and $30,547, respectively.

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

Concentrations - The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company’s orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company. The Company has three major suppliers in 2015 and two major suppliers in 2014: Verizon Communications, Inc., Level 3 and Altiva in 2015 and Verizon Communications and Level 3 in 2014, that accounted for a combined59%, and 47% and 58% and 51% of its carrier cost of services for the three and nine months ended September 30, 2015 and 2014, respectively. The Company has no other supplier that accounts for greater than 10% of the Company’s costs of services. The Company has no other supplier that accounts for greater than 10% of the Company’s costs of services.

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

The Company determined that at March 31, 2015 the goodwill created through the Company’s reverse acquisition in connection with the SMA could not be supported through the projected future cash flows of the Company. Accordingly, the Company determined that the goodwill arising from the March 27, 2015 reverse acquisition transaction was impaired and an impairment charge of $42,847,066 was included in the operating loss during the nine months ended September 30, 2015.

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

Noncontrolling Interest - The Company recognizes non-controlling interest as equity in the consolidated financial statements separate from the parent company’s equity (deficit).  Non-controlling interest results from a partner in Arista Communications, LLC (“Arista”), which the Company owned 50% of Arista. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the consolidated statements of operations and comprehensive loss.  For the three and nine months ended September 30, 2015, the non-controlling interests’ share of net loss totaled $3,788 and $6,538 (for the period from the reverse acquisition consummation date, March 27, 2015 through September 30, 2015), respectively. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest member.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We are still evaluating the effect of the adoption of ASU 2014-03.

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

Discontinued Operations Presentation

As disclosed above, SPC was closed on June 30, 2013 and all operations at that subsidiary ceased and CHL was closed on December 20, 2013 and all operations at that subsidiary ceased. Therefore, at September 30, 2015 and December 31, 2014, these subsidiaries are presented in the condensed consolidated financial statements as discontinued operations and their financial results are summarized as one-line items in the consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized in the following table.

Loss from Discontinued Operations
(unaudited)

	For the three months ended September 30,

	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	21,809
Other expenses.	-	-
Other income.	-	-
Loss from discontinued operations before income taxes	-	(21,809)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$-	$(21,809)

	For the nine months ended September 30,

	2015	2014

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	102,931
Other expenses.	-	-
Other income.	-	-
Loss from discontinued operations before income taxes	-	(102,931)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$-	$(102,931)

Assets and Liabilities of Discontinued Operations

Balance at

	September 30, 2015	December 31, 2014
(unaudited)
Assets
Cash	$-	$-
Total current assets	-	-
Other assets	-	-
Total assets of discontinued operations	$-	$-

Liabilities
Accounts payable and accrued expenses	$3,249,679	$3,138,056
Other liabilities	-	-
Total liabilities of discontinued operations	$3,249,679	$3,138,056

 Accounts payable and accrued expenses of discontinued operations as of September 30, 2015 included $111,623 ($145,808 canadian) assumed from CHL in connection with the reverse acquisition transaction completed on March 27, 2014.

7. Leases Receivable

As of September 30, 2015, the Company had approximately $353,864 in leases. These leases have terms of 60 months and an average interest rate of 9.5% per annum. The Company did not enter into any new leases in the nine months ended September 30, 2015. The long term portion in included in other assets.

Future minimum receipts on leases receivable are as follows:

Years Ended September 30,	Minimum Receipts

2016	$288,326
2017	65,538
$353,864

8. Property, Equipment and Software, net

Property, equipment and software consist of the following:

	Balance at

	September 30, 2015	December 31, 2014
	(unaudited)

Property, Equipment and Software
Machinery and equipment	$6,037,319	$5,146,279
Equipment offsite	121,808	121,808
Furniture, fixtures and equipment	828,059	145,154
Software.	762,778	127,060
Trucks and autos	36,040	36,040
Total property, equipment and software	7,786,004	5,576,341
Less: accumulated depreciation	(6,782,286)	(5,130,085)
Property, equipment and software, net	$1,003,718	$446,256

Depreciation and amortization expense was $53,018 and $22,432 for the three months ended September 30, 2015 and 2014, respectively and $129,721 and $100,901 for the nine months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense for all periods was included in the selling, general and administrative expense caption in the accompanying consolidated statements of operations.

9. Capital Lease Obligations

The Company had several capital lease obligations. Property under those capital lease obligations (included in property, equipment and software) at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)

Capital Lease Property
Machinery & equipment	$550,278	$564,228
Software	125,587	125, 587
Less: Accumulated depreciation	(259,149)	(274,815)
Net capital lease property	$416,716	$415,000

Depreciation and amortization expense of leased property under capital lease obligations amounted to $20,747 and $23,742 for the three months ended September 30, 2015 and 2014, respectively and $58,208 and $51,761 for the nine months ended September 30, 2015 and 2014, respectively.

SignalShare Lease Transactions - Capital

Future minimum lease obligations under the capital leases consist of the following at September 30:

Year	Amount

2016	$1,484,064
2017	1,283,061
2018	227,248
Total	2,994,373
Less – amounts representing interest	(391,283)
Present value of net minimum lease payments	2,603,090
Less: Current portion	1,208,142
Net long-term portion	$1,394,948

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

The lease related accounts receivable and the lease obligations, together with the balance sheet caption that contains each amount are as follows:

	Balance at

	September 30, 2015	December 31, 2014
	(unaudited)
Lease accounts receivable
Current portion (accounts receivable)	$167,871	$149,507
Long-term portion (other assets)	69,924	208,086
Total lease accounts receivable	$237,795	$357,593

Lease obligations
Current portion (capital leases payable)	$167,871	$149,507
Long-term portion (non-current lease obligations).	69,924	208,086
Total lease obligations	$237,795	$357,593

Leases payable incurred on behalf of customers during the nine months ended September 30, 2015 and 2014 were $0 and $215,670, respectively. Repayment of capital lease payable made by customers directly to the third party leasing company during the three and nine months ended September 30, 2015 and 2014 amounted to $39,405 and $4,216 and $118,218 and $103,362, respectively.

Below is the summary of SignalShare lease transactions at September 30, 2015:

	Capital Leases	Finance Leases	Total as of September 30, 2015

Leases payable - current portion	$1,208,142	$167,871	$1,376,013
Leases payable - long term portion	1,394,948	69,924	1,464,872
Total leases payable	$2,603,090	$237,795	$2,840,885

10. Line of Credit

On September 5, 2009, RMLX entered into a Revolving Credit, Security and Warrant Purchase Agreement (the “Credit Agreement”) with Cenfin, LLC (“Cenfin”), an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until September 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of five years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% per annum at September 30, 2015).  The Credit Agreement is collateralized by substantially all of our assets, and requires us to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The amount outstanding under the Credit Agreement was $3,388,553 at September 30, 2015, which is part of the liabilities assumed in connection with the reverse acquisition transaction completed on March 27, 2015.  These advances will be repaid at various dates between 2015 and 2017.

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

The fair value of warrants issued under of the Credit Agreement using the Black-Scholes pricing model was approximately $2,760,000 which is being amortized to earnings as additional interest expense over the term of the related indebtedness. The unamortized balance of the debt discount was $200,315 at September 30, 2015.  During the three and nine months ended September 30, 2015 the Company amortized $63,474 and $139,076 (for the period from March 27, 2015 through September 30, 2015) as debt discount expense. Borrowings outstanding are reported net of the debt discount.

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

Future minimum payments under the line of credit are as follows:

Years ended September 30,	Minimum Payments

2016	$2,043,222
2017	1,345,331
$3,388,553

11. Notes Payable — Related Parties

A summary of the outstanding balance of the various notes payable is as follows:

	Balance at

	September 30, 2015	December 31, 2014
	(unaudited)

Brookville Special Purpose Fund	$2,102,496	$2,284,161
Veritas High Yield Fund, net of $7,794 and $43,258 unamortized debt discount at September 30, 2015 and December 31, 2014, respectively	377,714	615,470
Allied International Fund, Inc.	205,000	-
Total notes payable – related parties	2,685,210	2,899,631
Less: current portion of notes payable – related parties	(2,685,210)	(832,030)
Long-term portion of notes payable, related party	$-	$2,067,601

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

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied International Fund, Inc. (“Allied”) for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year. As of September 30, 2015 the balance of these two loans are $-0- and $205,000, respectively.

For the three months ended September 30, 2015 and 2014, the Company amortized deferred finance costs and debt discount totaling $17,636 and $17,636, respectively, and for the nine months ended September 30, 2015 and 2014, the Company amortized deferred finance costs and debt discount totaling $52,605 and $140,330, respectively.

A schedule of principal payments for the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Allied International Fund Inc. notes payable, by year, is set forth below.

Year	Amount

2016	$2,693,004
Less: unamortized debt discount	(7,794)
Total notes payable – related parties	$2,685,210

12. Note Payable

FCC note - monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.

NFS bridge loans - During the nine months ended September 30, 2015, SignalShare received bridge loans totaling $1,075,712 (due September 15 and October 1, 2015) (including interest of $96,518) for Wi-Fi overlay expansion projects. As of September 30, 2015, $657,196 of these loans have been repaid directly by customer.

Seagel short term note - During the nine months ended September 30, 2015, the Company borrowed $80,000 on a short term basis. The balance was paid during July 2015.

Tran short term note - During the nine months ended September 30, 2015, the Company borrowed $300,000 on a short term basis. The balance was due on August 1, 2015. As of December 21, 2015 and through the filing date of this report, the balance is still outstanding.

NFS note – On July 31, 2015 the company converted a series of capital leases into note with the same lender (NFS). The note was for $4,946,213 and is payable in 75 weekly installments of $71,207 including interest at 11.4% per annum.

As of September 30, 2015, the Company had the following outstanding note payable:

Amount

FCC note	$12,117
NFS bridge loans	418,515
Seagell short term note	-0-
Tran short term note	345,000
NFS Note	4,509,891
Total	5,285,523
Less: Current portion	(4,494,321)
Net long-term portion	$791,202

Future minimum payments under the note payable are as follows:

Years ended September 30,	Minimum Payments

2016	$4,494,321
2017	791,202
$5,285,523

13. Related Party Transactions — Stockholders

A significant shareholder of the Company manages the Brookville Special Purpose Fund, and the Veritas High Yield Fund.

The SPHC Series A preferred stock is owned by Allied International Fund, Inc. (“Allied”), a company whose president is the wife of a major shareholder. The Series A preferred stock was issued to Allied for certain guarantees and other consideration. SPHC recognized Series A Preferred Stock dividends in the amount of $0 and $150,000 for the three months ended September 30, 2015 and 2014, respectively, and $175,000 and $300,000 for the nine months ended September 30, 2015 and 2014, respectively. Preferred stock dividends payable amounted to $0 and $25,000 as of September 30, 2015 and December 31, 2014, respectively, $450,000 which the December 31, 2014 balance has been included in accrued expenses and was paid in January 2015.  See Note 16.

Allied is also the holder of certain secured notes as described in Note 22 - Subsequent Events.

14. Accrued Expenses

Accrued expenses consist of the following:

	Balance at
	September 30, 2015	December 31, 2014
	(unaudited)

Cost of service	$646,111	$498,193
Selling, general and administrative expense	679,647	278,852
Compensation	980,871	135,016
Total	$2,306,629	$912,061

15. Operating Lease Commitments

The Company leases office space in New Jersey, North Carolina, Colorado and California under operating leases that expire at various dates through 2020. The office leases require the Company to pay escalating rental payments over the terms of the leases. The Company accounts for rent expense in accordance with ASC 840, “Leases” that requires rentals to be charged to income on a straight-line basis. The Company performs a deferred rent analysis when a new lease is entered into and when the current leases have been renewed or amended. Rent expense was $140,450 and $81,041 for the three months ended September 30, 2015 and 2014, respectively, and $412,887 and $240,189 for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the future minimum lease commitments under non-cancelable operating office leases as of September 30, 2015.

September 30,	Amount

2016	$382,454
2017	350,727
2018	344,780
2019	229,476
2020	30,284
Total	$1,337,721

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

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of common stock to existing stockholders who held 107,007 shares of Common Stock or an aggregate of 12,697,324 shares (9.41% of the fully diluted shares) prior to the consummation of the reverse acquisition transaction.  Cenfin was issued 7,061,295 (5.23% of the fully diluted shares) shares and at consummation, the SPHC shareholders were issued 115,282,137 (85.36% of the fully diluted shares) exclusive of 4,160,000 option shares for one to one basis.  All of the dividend shares and Cenfin shares are subject to a nine-month lock-up agreement, subject to certain registration rights.

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

As of September 30, 2015, the Company’s equity consists of the following:

Class A Preferred Stock

 The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred Stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of September 30, 2015, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A Preferred Stock dividends accumulated and unpaid as of September 30, 2015 and December 31, 2014, were $220,800 and $211,080, respectively; these dividends are not included in accrued expenses.

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

Common Stock

Common Stock:    The Company had authorized 400,000,000 shares of $0.001 par value common stock as of September 30, 2015, there were 136,019,348 shares of Common Stock issued and outstanding.  The Company issued 916,665 shares of restricted common stock at $1.80 per share for an aggregate of $1,649,997.  In connection with these sales the Company also issued 1,277,277 warrants at $1.00 per share.  In addition, the Company issued 61,927 shares of restricted common stock in settlement with a shareholder.  The shares had a fair value of $111,469.

Contributions by Shareholder

During the first nine months of 2015, the majority shareholder of SPHC contributed $571,004 which amount was recorded as additional paid-in capital and was allocated to contributed capital from the majority shareholder.

17. Warrants, Stock Option Plans and Stock Appreciation Rights

Warrants:

As of September 30, 2015, the Company had 2,839,435 of warrants outstanding, which were issued in connection with the line of credit (see Note 10), other lender relationship of SignalShare and for marketing related services.

  The Company issued 250,000 warrants to NFS during the first quarter of 2015 and 1,111,111 during the third quarter of 2015. The warrants were fair valued at $444,282 and $1,975,257, respectively, and recorded as deferred finance fees and being amortized over a five-year period and 75-week period, respectively. During the three and nine months ended September 30, 2015 the Company amortized $260,196 and $312,029 to interest expense, respectively.

The Company issued 200,000 warrants to on outside consultant in connection with marketing services during third quarter 2015. The shares were fair valued at $355,517 and recorded as deferred marketing fees and being amortized over the balance of 2015 to marketing expense. During the three and nine months ended September 30, 2015 the Company amortized $177,759 to marketing expense.

The Company issued 1,277,277 warrants in connection with the sale of stock during the three months ended September 30, 2015 (See Note 16).

  The following are the assumptions utilized in the estimation of fair value of warrants granted during 2015:

Expected term	5 years
Expected volatility	222%
Risk free interest rate	1.60%
Dividend yield	0%

The following is a summary of warrant activity for the nine months ended September 30, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	-	$-
Issued	2,838,888	1.80
Warrants assumed through reverse acquisition	15,380	203.88
Expired/Cancelled	(14,833)	201.44
Outstanding and exercisable at September 30, 2015	2,839,435	$1.85	4.77	$-

Stock Options:

In 2004, the Company adopted a long term incentive stock option plan (the “Stock Option Plan”) which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended. As of September 30, 2015, options to purchase 5,319,952 shares were outstanding. The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity under the Stock Option Plan is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	795,000	$1.80
Granted and Issued	4,885,000	1.80
Options assumed through reverse acquisition	14,221	97.92
Expired/Cancelled	(374,269)	2.65
Outstanding at September 30, 2015	5,319,952	$2.00	4.44	$-
Exercisable at September 30, 2015	1,837,710	$2.34	4.47	$-
Un-exercisable at September 30, 2015	3,482,242	$1.81	4.42	$-

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

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of August 1, 2015:

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

●	Steven Vella, Chief Financial Officer, or an entity of his choosing SARs were authorized for 1,500,000 shares of Common Stock at $0.50 per share, provided Mr. Vella remains employed by the Company.

The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the nine months ended September 30, 2015:

2015

Expected term	3 years
Expected volatility	216%
Risk free interest rate	0.92%
Dividend yield	0%

A summary of SAR activity is presented below:

	Shares Underlying SARs	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	15,500,000	$0.28
Granted and Issued	11,250,000	0.58
SARs Assumed through reverse acquisition	-	-
Expired/Cancelled	-	-
Outstanding at September 30, 2015	26,750,000	$0.41	1.81	$-
Exercisable at September 30, 2015	7,750,000	$0.28	1.25	$-
Un-exercisable at September 30, 2015	19,000,000	$0.46	2.03	$-

The Company recorded stock-based compensation expense of $6,379,488 and $-0- for the three months ended September 30, 2015 and 2014, respectively, and $15,744,929 and $-0- for the nine months ended September 30, 2015 and 2014, respectively. The amounts are recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. At September 30, 2015, there was approximately $25.1 million in unrecognized compensation cost related to options and SARs that will be recorded over future periods of approximately three years.

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

Financial information for Arista Communications, LLC, for the three months ended September 30, 2015 and period from March 27, 2015 (date of Acquisition) to September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Period from March 27, 2015 to September 30, 2015

Revenue	$17,053	$36,670
Direct Costs	(16,276)	(32,693)
Operating expenses	(8,351)	(17,062)
Net loss	$(7,574)	$(13,075)

Weins’ share of the net loss is $3,788 and $6,538 for the three and nine months ended September 30, 2015, respectively.

19. Segment Information

Financial information for our segment for the three months ended September 30, 2015 and 2014, is as follows:

	Broadband and VOIP	WiFi	Hospitality	Corporate	Totals

Three months ended September 30, 2015
Revenues	$2,576,698	$295,562	$1,869,651	$-	$4,741,911
Operating (loss) income	$(696,055)	$(1,773,721)	$210,213	$(6,870,482)	$(9,130,045)
Net (loss) income attributable to Roomlinx, Inc. common shareholders	$(696,055)	$(2,191,993)	$218,496	$(7,410,209)	$(10,079,761)

Three months ended September 30, 2014
Revenues	$2,933,789	$312,187	$-	$-	$3,245,976
Operating loss	$(814,585)	$(1,040,316)	$-	$(784,667)	$(2,639,568)
Net loss attributable to Roomlinx, Inc. common shareholders	$(814,585)	$(1,089,112)	$-	$(1,080,476)	$(2,984,173)

Financial information for our segment for the nine months ended September 30, 2015 and 2014, is as follows:

	Broadband and VOIP	WiFi	Hospitality	Corporate	Totals

Nine months ended September 30, 2015
Revenues	$8,084,684	$1,661,746	$3,849,937	$-	$13,596,367
Operating loss	$(1,851,136)	$(4,673,359)	$284,314	$(59,484,156)	$(65,724,337)
Net loss attributable to Roomlinx, Inc. common shareholders	$(1,851,136)	$(5,496,929)	$295,347	$(60,882,097)	$(67,934,815)

Nine months ended September 30, 2014
Revenues	$8,610,447	$1,119,191	$-	$-	$9,729,638
Operating loss	$(2,751,406)	$(1,922,001)	$-	$(1,298,331)	$(5,971,738)
Net loss attributable to Roomlinx, Inc. common shareholders	$(2,751,406)	$(1,904,925)	$-	$(2,595,997)	$(7,252,328)

Financial information for our segment as of September 30, 2015 is as follows:

As of September 30, 2015
Total Assets	$1,192,369	$16,093,745	$1,657,327	$100,879	$19,044,320

20. Pro-forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company in connection with the reverse acquisition transaction was completed on March 27, 2015 for the three and nine months ended September 30, 2015 and 2014, after giving effect to certain pro-forma adjustments and assuming the reverse acquisition transaction completed as of the beginning of 2014.

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

	For the three months ended September 30, (unaudited)

	2015	2014

Revenues	$4,741,911	$5,287,984
Cost of sales	4,035,099	3,968,016
Gross profit	706,812	1,319,968
Selling, general and administrative expenses	9,836,857	4,265,216
Operating loss	(9,130,045)	(2,945,248)
Interest expense, net	(1,015,613)	(358,918)
Other income, net	57,614	70,966
Loss from continuing operations before income taxes	(10,088,044)	(3,233,200)
Income taxes.	-	-
Loss from continuing operations	(10,088,044)	(3,233,200)
Loss from discontinued operations	-	(21,809)
Net loss	(10,088,044)	(3,255,009)
Net loss attributable to the non-controlling interest	3,788	2,621
Net loss attributable to Roomlinx, Inc. common shareholders	(10,084,256)	(3,252,388)
Currency translation (loss) gain	4,495	(36)
Comprehensive loss	(10,079,761)	(3,252,424)
Dividends on preferred stock	-	150,000
Net loss attributable to Roomlinx, Inc. common shareholders	$(10,079,761)	$(3,402,424)

	For the nine months ended September 30, (unaudited)

	2015	2014

Revenues	$15,406,516	$15,298,215
Cost of sales	11,903,726	10,799,473
Gross profit	3,502,790	4,498,742
Selling, general and administrative expenses	27,049,681	11,413,663
Operating loss	(23,546,891)	(6,914,921)
Interest expense, net	(2,334,731)	(1,322,327)
Other income, net	101,288	318,278
Loss from continuing operations before income taxes	(25,780,334)	(7,918,970)
Income taxes.	-	-
Loss from continuing operations	(25,780,334)	(7,918,970)
Loss from discontinued operations	-	(149,586)
Net loss	(25,780,334)	(8,068,556)
Net loss attributable to the non-controlling interest	7,876	7,673
Net loss attributable to Roomlinx, Inc. common shareholders	(25,772,458)	(8,060,556)
Currency translation (loss) gain	11,873	(4,463)
Comprehensive loss	(25,760,585)	(8,065,346)
Dividends on preferred stock	175,000	450,000
Net loss attributable to Roomlinx, Inc. common shareholders	$(25,935,585)	$(8,515,346)

21. Commitments and Contingencies

Non-Income Taxes

The Company remits state excise tax on various telecommunication services, as it is the Company’s position that the telephone service originates in the states where the equipment or customers are located or the services are rendered. State taxing authorities are constantly revising the laws and regulations with regard to telecommunication services and therefore, the Company is subject to potential excise tax in other jurisdictions based upon these constantly changing laws and regulations. However, the Company cannot determine such potential amount as of September 30, 2015.

Litigation

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business is not material, individually or in the aggregate, to the consolidated operating results for the three and nine months ended September 30, 2015 and 2014.

El Dorado Offices 2, LP

The Company received notice that El Dorado Offices 2, LP (“Landlord”) had filed suit against the Company and SignalShare Infrastructure, Inc. (“SSII”) associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, by the Company associated with the failure to repay the promissory note.  The Company was served with the complaint on November 24, 2015 and must answer within 21 days.  The Court ruled upon a motion and the Company has until January 5, 2016 to retain Counsel and respond to the complaint.  The Company is reviewing the complaint and weighing its options at present.

CLC Networks and Skada

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of “CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.”, commenced in the District Court of Boulder County, Colorado (the “Action”).  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2012.   The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014.  As of September 30, 2015 the Company has a liability of approximately $16,820 remaining in accounts payable.

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

On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014. As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys’ fees and costs. Under the settlement agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA. As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. As of September 30, 2015 the Company has the entire liability due TIG recorded in accounts payable.

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

Arrow

The Company is in receipt of a District Court Civil Summons, dated July 21, 2014, in the matter of “Arrow Electronics, Inc. v. Roomlinx, Inc., d/b/a Cardinal Broadband, d/b/a Roomlinx,” commenced in the District Court of Broomfield County, Colorado.  The plaintiff in such action claims that the Company owes it approximately $85,000 with respect to goods sold and delivered and/or services rendered to the Company by the plaintiff.  The Company settled the claim in May 2015 by agreeing to pay Arrow a total of $57,000 over the next nine months. At September 30, 2015, the Company has the total amount of the settlement recorded in accounts payable.

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

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company’s iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of September 30, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the condensed consolidated balance sheets in the amounts of approximately $1,262,000.

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

The maximum amount of potential future payments under such indemnifications is not determinable. The Company has not incurred significant costs related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2015.

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

22. Subsequent Events

Amendment and default of Roomlinx debt

On June 30, 2015, SSI and RMLX entered into the First Amendment to the CenFin Infrastructure Credit Agreement (the “Amendment”), with CenFin.

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

The NFS Loan Documents provided that amounts owed by SignalShare to NFS pursuant to certain equipment leases would be converted into secured debt as evidenced by the Note. The Note provides for SignalShare to make seventy-five consecutive weekly payments of $71,207 with a final payment of $18,887 due upon maturity of the Note on December 19, 2016 (the “Maturity Date”). The Note is secured by subordinated security interests in all of the assets of SignalShare and Holdings. The Note is also guaranteed by Holdings. In addition to the payment obligations under the Note, the Termination Agreement provides that SignalShare will make concurrent weekly payments of $28,793 for payments due pursuant to the Master Equipment Lease Number: 2013-218 dated as of March 11, 2013 through the Maturity Date.

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

On November 18, 2015, NFS gave notice of Default to SignalShare and simultaneously gave notice to SPHC that NFS would be seeking payment under the SignalShare note pursuant to the corporate guarantee given NFS by SPHC as security for the converted SignalShare loans.  The parties entered in negotiations in order to remove the default and restructure the obligations. On November 19, 2015, the parties agreed to restructure the loan and make certain payments to NFS. The parties formalized the agreement which modified the negotiated settlement resulting from the October 2, 2015 default as follows:

-  The $150,000 payment from the impending customer payment was increased to $250,000.
-  the company’s agreed to share information with NFS and provide status updates.
-  The payment dates associated with NFS’ attorney’s fees and tax obligations were extened.
-  SignalShare agreed to pay NFS 20% of any upfront initial wi-fi installation payment recived.
-  Effecivte 2/2/2016, the note monthly payment will be effective at a rate of $150,000 a month.
-  Upon recipt of an additional $2,000,000 in funding, the term nte will be re-amortize the note to a monthly payment of $250,000 until the note is repaid.

In the meantime, NFS has not taken any action in connection with the default.

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

f)	Pursuant to the Brookville Senior Secured Modification, Roomlinx and Holdings agreed to a new payment schedule in accordance with the terms set forth in the agreement.

Extreme Networks, Inc.Office Lease

On December 7, 2015, SignalShare, LLC. received a demand for payment in the amount of approximately $824,000 associated with equipment purchased by SignalShare from Extreme Networks, Inc.  The demand also provides that interest on the balance, accruing at 18%, per annum, will accrue from the due date of each respective invoice.  The letter further provides that if payment is received by December 15, 2015, Extreme Networks will waive interest on the balance. This balance is included in accounts payable as of September 30, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of September 30, 2015 and December 31, 2014, $167,820 and $209,775 and $111,880 and $335,640 were accounted as “Accounts Receivable Short Term Direct” and “Accounts Receivable Long Term Direct” was included in “Other assets” in the accompanying consolidated balance sheets, respectively.

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of September 30, 2015 and December 31, 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $41,000 and $-0-, respectively.

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

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of September 30, 2015 and December 31, 2014, the inventory obsolescence reserve of $120,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes.

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

SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of September 30, 2015 and December 31, 2014, SignalShare recorded $3,238,780 and $737, respectively, in deferred revenue and $1,242,497 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

Our revenues for the three months ended September 30, 2015 and 2014 were approximately $4.7 million and $3.2 million, respectively, an increase of $1.5 million, or approximately 46.8%, reflecting the addition of revenue from new hospitality segment of approximately $1.9 million, offset by a decrease in Broadband revenue of approximately $300,000. The decrease in Broadband revenue was primarily attributable to the movement of some of our large Chicago based customers to low latency networks and the loss of broadband customers in our New York market.

Wi-Fi

The Wi-Fi product line includes our installations in professional sports stadiums, arenas, convention centers and concert / festival venues.  Revenue for this product line were relatively flat for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 at approximately $296,000 and $312,000, respectively.

Broadband and VoIP

The Broadband and VoIP product line includes our installations primarily in the New York Tri-state area of wired and wireless broadband, with a variety of VoIP telephone service offerings.  Revenue for these product lines for the three months ended September 30, 2015 and 2014 was approximately $2.6 million and approximately $2.9 million, respectively, a decrease of approximately $0.3 million or 10.3%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company’s largest market.

Cost of Sales

For the three months ended September 30, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $4.0 million and $2.6 million, respectively; an increase of approximately $1.4 million or 53.8%. The increase reflects the addition of costs from new hospitality segment of approximately $1.2 million, and an increase in Wi-Fi costs of approximately $608,000 related to various unprofitable installations, offset by a decrease in Broadband costs of approximately $309,000.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the three months ended September 30, 2015 (excluding non-cash stock based compensation of approximately $6.4 million in the three months ended September 30, 2015) was approximately $3.5 million compared to approximately $3.3 million for the three months ended September 30, 2014, for a net increase of approximately $.2 million, or an increase of approximately 6.0% between the periods. The increase reflects the addition of costs from new hospitality segment of approximately $0.5 million, and an increase attributable to increased payroll associated with the addition of software developers to help support our live-fi product, offset by a reduction in consulting fee expense related to fundraising activities.

Operating Loss

Our operating loss increased to approximately $9.1 million for the three months ended September 30, 2015 (included non-cash stock based compensation of approximately $6.4 million) compared to approximately $2.6 million for the three months ended September 30, 2014, for an increase of approximately $6.5 million. This increase is primarily attributable the non-cash stock based compensation of approximately $6.4 million.

Non-Operating

Interest expense increased from approximately $209,000 for the three months ended September 30, 2014, to approximately $1.0 million for the three months ended September 30, 2015. This increase in interest expense was primarily attributable to the addition of debt assumed through the reverse merger and additional capital leases and other short term notes.

For the three months ended September 30, 2015 and 2014, the Company recognized other income, net of approximately $57,000 and $36,000, respectively as included in other (expenses) income in the accompanying unaudited condensed consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the termination of our wholesale telecom business unit in September 2013, resulting in a loss on discontinued operations of approximately $0 and $21,809 for the three months ended September 30, 2015 and 2014, respectively.

Net Loss

For the three months ended September 30, 2015 and 2014, the Company experienced net losses of approximately $10 million and $2.8 million, respectively, a net increase of approximately $7.2 million. This increase includes stock based compensation recorded in 2015 of approximately $6.4 million.  Net loss attributable to common shareholders increase by of approximately $0.7 million with exclusion of stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product and the decrease in operating margins between the three month periods as described above.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED September 30, 2014

Revenues

Our revenues for the nine months ended September 30, 2015 and 2014 were approximately $13.6 million and $9.7 million, respectively, an increase of $3.9 million, or approximately 40.2%, reflecting the addition of revenue from new hospitality segment of approximately $3.8 million, and an increase in Wi-Fi revenue of approximately $543,000, offset by a decrease in Broadband revenue of approximately $526,000. The Increase in Wi-Fi broadband revenue was primarily attributable to slightly higher event revenue. The decrease in Broadband revenue was primarily attributable to the movement of some of our large Chicago based customers to low latency networks and the loss of broadband customers in our New York market.

Wi-Fi

The Wi-Fi product line includes our installations in professional sports stadiums, arenas, convention centers and concert / festival venues.  Revenue for this product line for the nine months ended September 30, 2015 was approximately $1.7 million and for the nine months ended September 30, 2014 was approximately $1.1 million. The increase in revenue is primarily attributable to timing of the completion of various installations.

Broadband and VoIP

The Broadband and VoIP product line includes our installations primarily in the New York Tri-state area of wired and wireless broadband, with a variety of VoIP telephone service offerings.  Revenue for these product lines for the nine months ended September 30, 2015 and 2014 was approximately $8.1 million and approximately $8.6 million, respectively, a decrease of approximately $0.5 million or 5.8%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company’s largest market.

Cost of Sales

For the nine months ended September 30, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $10.8 million and $7.2 million, respectively; an increase of approximately $3.6 million or 50.0%, for the nine months ended September 30, 2015. The increase reflects the addition of costs from new hospitality segment of approximately $2.4 million, and an increase in Wi-Fi costs of approximately $2.0 million related to various unprofitable installations, offset by a decrease in Broadband costs of approximately $790,000.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the nine months ended September 30, 2015 (excluding non-cash stock based compensation of approximately $15.7 million in the nine months ended September 30, 2015) was approximately $9.9 million compared to approximately $8.5 million for the nine months ended September 30, 2014, for a net increase of approximately $1.4 million, or an increase of approximately 16.5% between the periods. The increase reflects the addition of costs from new hospitality segment of approximately $1.2 million, and an increase attributable to increased payroll associated with the addition of software developers to help support our live-fi product.

Operating Loss

Our operating loss increased to approximately $65.7 million for the nine months ended September 30, 2015 (included impairment of goodwill of approximately $42.8 million and non-cash stock based compensation of approximately $15.7 million) compared to approximately $6.0 million for the nine months ended September 30, 2014, for an increase of approximately $59.7 million. This increase is primarily attributable the impairment of goodwill of approximately $42.8 million and non-cash stock based compensation of approximately $15.7 million.

Non-Operating

Interest expense increased from approximately $873,000 for the nine months ended September 30, 2014, to approximately $2.2 million for the nine months ended September 30, 2015. This increase in interest expense was primarily attributable to the addition of debt assumed through the reverse merger and additional capital leases and other short term notes.

For the nine months ended September 30, 2015 and 2014, the Company recognized other income, net of approximately $124,000 and $145,000, respectively as included in other (expenses) income in the accompanying unaudited condensed consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the termination of our wholesale telecom business unit in September 2013, resulting in a loss on discontinued operations of approximately $0 and $102,931for the nine months ended September 30, 2015 and 2014, respectivley.

Net Loss

For the nine months ended September 30, 2015 and 2014, the Company experienced net losses of approximately $67.8 million and $6.8 million, respectively, a net increase of approximately $61 million. This increase includes impairment of good will of approximately $42.8 million and stock based compensation recorded in 2015 of approximately $15.7 million. Net loss attributable to common shareholders increase by of approximately $2.0 million with exclusion of the goodwill impairment and stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product and the decrease in operating margins between the three month periods as described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had approximately $180,000 in cash on hand, had incurred a net loss of approximately $67.8 million (including the impairment of goodwill of approximately $42.8 million) and used approximately $5.5 million in cash for operating activities for the nine months ended September 30, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $26.6 million. The negative working capital was primarily comprised of approximately $12.6 million of accounts payable, approximately $4.1 million of deferred revenue and customer prepayment, approximately $10.4 million of debt and approximately $3.2 million of current liabilities of discontinued operations that is substantially all related to accounts payable.

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

Statements of Cash Flows September 30, 2015 Compared with September 30, 2014

The Company had a working capital deficit (current liabilities exceed current assets) of approximately $26.6 million at September 30, 2015, as compared with a working capital deficit of approximately $9.3 million at December 31, 2014.  There were decreases in cash of approximately $2.3 million and offset by an increase in accounts receivable and leases receivable of approximately $1.9 million, prepaid expenses and other current assets of approximately $1.2 million.

Net cash used in operating activities was approximately $5.5 million for the nine months ended September 30, 2015, as compared to net cash used in operating activities of approximately $5.8 million for the nine months ended September 30, 2014.

Net cash provided by investing activities during the nine months ended September 30, 2015 totaled approximately $813,000 which and was related to the cash acquired from the reverse acquisition transaction completed on March 27, 2015.

Net cash provided by financing activities was approximately $2.3 million and $7.9 million for the nine month periods ended September 30, 2015 and 2014, respectively. In 2015 the majority of cash provided was from funds received related to issuance of common stock of approximately $1.6 million, various notes of approximately $1.5 million and capital lease transactions of approximately $113,000, and contributed capital received from a principal shareholder of approximately $571,000, offset by repayment of related party debt of approximately $744,000, line of credit of approximately $573,000 and payment of dividends to Series A Preferred Stock shareholder of $175,000. In 2014, the majority of the net cash provided was provided by the sale by the former Chief Executive Officer of the Company and principal shareholder, of shares of his personal Common Stock holdings with net proceeds of approximately $7.1 million paid to the Company in the nine months ended September 30, 2014.

During each of the nine month periods ended September 30, 2015 and 2014, the Company did not pay any income taxes as a result of the operating losses incurred by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow time decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as of September 30, 2015 in ensuring that material information we are required to disclose in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management assessed the effectiveness of the Company’s internal control over its financial reporting as of September 30, 2015.  In undertaking this assessment, management used the criteria established by the Committee of the Sponsoring Organization (COSO) of the Treadway Commission contained in the Internal Control - Integrated Framework (1992).  As of September 30, 2015, based on management’s assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting.  Specifically, due to the limited number of individuals within our accounting functions and department turn-over in the fourth quarter, we had a lack of segregation of duties and a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters.  Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness in internal control over financial reporting.  We did not effectively implement comprehensive entity-level internal controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.  Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.  As of September 30, 2015, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identifications of accounting matters.  We will continue to implement appropriate processes and measures to remediate this material weakness.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SignalShare recived a demand letter from counsel for Winncom Technologies, Inc. demanding payment due under a note previously issued by SignalShare.  The demand seeks payment of the $10,000 outstanding payment.  The demand further states that if the payment is not made, Winncomm will seek payment on the entire note amount, $837,589, and threatens legal action.  SignalShare has contacted Winncom’s counsel and will seek to settle the matter amicably.

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

The Company received notice that El Dorado Offices 2, LP (“Landlord”) had filed suit against the Company and SignalShare Infrastructure, Inc. (“SSII”) associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, associated with the failure to repay the promissory note.  The Company was served with the complaint on November 24, 2015 and must answer within 21 days. The Company submitted a pro se request for an extension to its response time on December 14, 2015 asking that the response date be extended until January 15, 2015.  The Company has not received the court’s response yet.  The Company is reviewing the Complaint and weighing its options at present.

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

The Company’s financial statements reflect that it has incurred significant net losses of approximately $10.5 million, $12.0 million and $67.8 million (including impairment of goodwill of approximately $42.8 million) for the years ended December 31, 2013 and 2014, and the nine-month period ended September 30, 2015, respectively, and total deficit of approximately $19.1 million as of September 30, 2015.  The Company expects to continue to have losses and negative cash flows for the foreseeable future, and it is possible that the Company may never reach profitability.  Therefore, there is a significant risk that public investors may lose some or all of their investment.

Our financial statements have been prepared assuming that the Company will continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the accompanying financial statements for the period ended September 30, 2015, the Company had approximately $180,000 in cash on hand, had incurred a net loss of approximately $67.8 million (including the adjustment for impairment of goodwill of approximately $42.8 million for the nine months ended September 30, 2015) and used approximately $5.5 million in cash for operating activities during the nine months ended September 30, 2015.  In addition, the Company had negative working capital of approximately $26.6 million.  The continuation of the Company as a going concern is dependent upon the Company’s ability to raise additional capital and the attainment of profitable operations.  Our independent registered public accounting firm has included an explanation paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2014.

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

During the quarter ended September 30, 2015, Robert DePalo, a principal shareholder of the Company, sold an aggregate of 638,888 restricted shares of common stock at $1.80 per share and the Company received net proceeds of approximately $466,000 after payment of sales commissions and expenses.  The Company issued approximately 916,665 shares of restricted common stock at $1.80 per share for an aggregate of $1,649,997.  The shares of Common Stock issued to the investors are exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D promulgated thereunder and/or Rule 903 of Regulation S promulgated under the Act.  The Company is relying upon the representations and warranties of the investors contained in Subscription Agreements that they are either accredited investors or non-U.S. Persons, as such terms are defined under the Act.

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

ROOMLINX, INC.

Date: December 22, 2015	By:	/s/ Aaron Dobrinsky
Aaron Dobrinsky
Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2015	By:	/s/ Steven Vella
Steven Vella
Chief Financial Officer (Principal Financial and Accounting Officer)