Form 10-K
period 2015-12-31
M2 nGage Group, Inc.
filed 2016-08-30
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-26213

M2 nGage Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

433 Hackensack Avenue 6th Floor, Continental Place, Hackensack, NJ 07601
(Address of principal executive offices)

(201) 968-9797
(Registrant's telephone number)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐   NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒   NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES   ☐    NO   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing sale price of $2.00 for the common stock on June 30, 2015, the last business day of the registrant's most recently completed second quarter, as reported on other OTC markets, was approximately $165,109,778.  This market capitalization was a result of the Company's March 27, 2015 merger described herein.  The Company was a smaller reporting Company at December 31, 2015.

As of August 18, 2016, the registrant's had 136,019,348 issued and outstanding shares of common stock.

Documents incorporated by reference:  None.

M2 nGage Group, Inc.

PART I
FORWARD LOOKING STATEMENTS

Statements contained in this Report include "forward‑looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward‑looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward‑looking statements not to occur or be realized.  Statements regarding future events, developments, the Company's future performance, as well as management's expectations, beliefs, intentions, plans, estimates or projections relating to the future are forward-looking statements within the meaning of these laws. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management's expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as "believes," "expects," "anticipates," "estimates," "projects," "intends," "seeks," "future," "continue," "contemplate," "would," "will," "may," "should," and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others:

•	statements concerning the benefits that we expect will result from our business activities and results of operation that we contemplate or have completed, such as increased revenues; and
•	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Among the factors that could cause actual results, performance or achievements to differ materially from those indicated by such forward-looking statements are:

•	our ability to continue to raise funds until such time, if ever, we generate profits;
•	our ability to implement our business strategies and future plans of operations;
•	expectations regarding the size of our market;
•	our expectation regarding the future market demand for our services;
•	our ability to achieve sustained profitability;
•	any future claims made by or against Robert DePalo, one of our principal shareholders or his affiliates, that concern the Company;
•	the establishment, development and maintenance of relationships with telecommunications carriers, vendors and customers;
•	compliance with applicable laws and regulatory changes;
•	our ability to identify, attract and retain qualified personnel and the loss of key personnel;
•	general economic conditions in the United States, as well as the economic conditions affecting the industry in which we operate;
•	maintaining our intellectual property rights and litigation involving intellectual property rights;
•	our ability to anticipate and adapt to a developing market(s) and to technological changes; acceptance by customers of any new products;
•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
•	the ability to develop and upgrade our technology and information systems; and
•	our ability to provide superior customer service.
•	consequences from the sale of substantially all of the assets of Signal Share Infrastructure, Inc. (the former operations of M2 nGage Group, Inc. (formerly Roomlinx, Inc.)) in a foreclosure sale:

Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by applicable law or regulation, M2 nGage, Inc. undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1.  DESCRIPTION OF BUSINESS
Background
M2 nGage Group, Inc. (formerly Roomlinx, Inc.) (the "Company", "Roomlinx" or "M2 Group") was formed in 1998 under the laws of the State of Nevada.  On March 27, 2015, the Company entered into and completed (the "Closing") a Subsidiary Merger Agreement (the "SMA") by and among the Company, Signal Point Holdings Corp. ("SPHC"), SignalShare Infrastructure, Inc. ("SSI") and RMLX Merger Corp.  Upon the terms and conditions of the SMA, the Company's wholly-owned subsidiary RMLX Merger Corp., a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly-owned subsidiary of the Company (the "Subsidiary Merger").  The existing business of Roomlinx was transferred into a newly-formed, wholly-owned subsidiary named SignalShare Infrastructure Inc.  In connection with the Subsidiary Merger, the Company's President and Chief Executive Officer, Michael S. Wasik, resigned from all positions with the parent Company and was named President and Chief Executive Officer of SSI.  As a result of the Subsidiary Merger, the shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of approximately 85% of the Fully Diluted (as defined therein) common stock of the Company.  The merger consideration was determined by the Company, after a thorough review of prospective acquisitions, the benefits of the proposed transaction, including access to capital, increased market opportunities and reach, perceived synergies, efficiencies and other financial considerations, as well as a strategic growth plan contemplated by management of the combined entity.
On May 11, 2016, SSI, a wholly-owned subsidiary of the Company completed the Foreclosure Sale of substantially all assets of SSI (other than certain excluded agreements) pursuant to Article 9 of the Uniform Commercial Code.  SSI, which held the operations of the Company prior to the Subsidiary Merger, terminated all of its employees and ceased operations.
On October 1, 2010, the Company acquired 100% of the membership interests of Canadian Communications, LLC and its wholly owned subsidiaries, Cardinal Connect, LLC, a non-operating entity, Cardinal Broadband, LLC, and Cardinal Hospitality, Ltd, entity.  The acquisition of Canadian Communications, LLC also included a 50% joint venture interest in Arista Communications, LLC.

Cardinal Broadband, LLC was formed in 2005 as a Colorado Limited Liability Company.  Pursuant to the acquisition of Canadian Communications, LLC on October 1, 2010, the Company became the 100% member of Cardinal Broadband, LLC.  Subsequent to the acquisition, Cardinal Broadband became a division of the Company.

SPHC and Subsidiary Business
SPHC is a digital technology, media, communications holding company that, through its various subsidiaries, provides integrated solutions including high density Wi-Fi for sports stadiums, concert and festival venues and convention centers. These integrated solutions not only provide the full design and installation of the Wi-Fi networks, but also through the use of software, works with the venues on selling advertising and sponsorship opportunities on those networks. SPHC through its subsidiaries also provides broadband (wireless and wired) and Voice over Internet Protocol (VoIP) services to corporate customers primarily in the New York tri-state area.
SPHC was formed on October 3, 2012, pursuant to a reorganization when it acquired 100% of the issued and outstanding common stock and became the parent company of Signal Point Corp., a New York corporation ("SP Corp.") and M2 nGage Communications, Inc. (formerly Signal Point Telecommunications Corp.), a New York corporation ("SPTC" or "M2 Communications")).  On September 27, 2012, SP Corp. acquired the assets and assumed certain liabilities of Wave2Wave Communications, Inc. and its subsidiaries ("W2W") in a Section 363 Asset Sale under the Bankruptcy Code.  The portion of these assets that were associated with the W2W entity were transferred to SPTC by SP Corp., while those that were associated with other business lines remained with SP Corp. and subsequently the stock of SPTC and SP Corp. was acquired by SPHC in a corporate restructuring.  SP Corp. expanded certain assets acquired in the W2W Acquisition while either reducing or eliminating other unprofitable assets.  SP Corp. is no longer an operating subsidiary.  M2 Communications is the subsidiary that provides broadband, VoIP services and Wi-Fi to corporate customers and all references to these services refer to M2 Communications.

In January 2013, SPHC acquired SignalShare LLC ("SSLLC"), a Delaware limited liability company and diversified its products and services.  SignalShare provides high density Wi-Fi solutions for sports stadiums, concert and festival venues and convention centers.
On December 9, 2014, SPHC and its wholly-owned subsidiary, M2 nGage, Inc. (formerly SignalShare Software Development Corp.) ("SSSD" or M2 nGage") and Incubite, Inc. ("Incubite") and its members entered into an Agreement and Plan of Reorganization whereby Incubite exchanged the assets of Incubite for interest in SPHC that were distributed to the Incubite Members. M2 nGage is a software development company and provides Wi-Fi related services as part of its media offering to its customers provides data analytics for the networks they monitor allowing advertisers to better target their advertisement placements and providing additional revenue opportunities for M2 nGage.
The M2 Communications and M2 nGage subsidiaries of SPHC were transferred to a new holding company, Digital Media Acquisition Group Corp. (DMAG), and that entity now the 100% shareholder of both subsidiaries. The Company is the sole owner of DMAG.
Rebranding

On July 28, 2016, we changed the name of the Company to M2 nGage Group, Inc.  Moreover, the names of the operating subsidiaries were changed to reflect the new branding of the Company.  We believe that this streamlined branding will allow for better name recognition, as well as helping cross-sell our various services. As part of the rebranding process, services that where formerly offered by M2 Communications (e.g., Wi-Fi services) will be transitioned to M2 nGage.
M2 nGage Group, Inc., has the following two operating divisions:

•	M2 nGage Communications, Inc. (formerly known as Signal Point Telecommunications Corp.), is our Broadband Voice & Data division, and
•	M2 nGage, Inc. (formerly known as SignalShare Software Development Corp and Signal Point Media Corp.), is our Wi-Fi networking division.

Through its subsidiaries, M2 Group, provides the following services:

•	Wi-Fi networking;
•	Wi-Fi for events, parks and venues
•	Wi-Fi network engineering
•	Wi-Fi temporary and permanent installations
•	Wi-Fi for concerts and corporate events
•	Wi-Fi offloading for cellular carriers
•	Wi-Fi for hotels and convention centers

•	Enterprise Broadband
•	Voice and Data services for small to mid-sized businesses in the Northeast and Midwest United States;
•	Wireless Point-to-Point and Multi Point connections
•	Professional IT services
•	Backhaul aggregation services

•	Media
•	Mobile & WiFi applications for guest and fan engagement experiences
•	Marketing Data Analytics & Reporting
•	Media Content for events and hospitality customers
•	Sponsorship partnerships and advertising opportunities.

Business Strategy

We continue to execute on all aspects of our business, including our Wi-Fi networking, digital technology and media business serving the sports, entertainment and convention center market and our business where we provide broadband, VoIP services, and value added hospitality services to the commercial market. We have found that truly successful businesses find ways of taking fixed assets and generating multiple revenue opportunities over those fixed, preferably on a contractual monthly recurring revenue model, thereby improving profitability.

Our communications business stems from the assets we purchased in 2012. Our goal is to provide our business customers with their basic broadband and VoIP services, and then as a trusted vendor to these customers, to provide them with additional value added services. Since we are paying for the infrastructure required to provide these services with the revenues generated from these customers, each additional valued added service we provide allows us to generate an increased profit margin and maximizing the infrastructure already in place.

In the same fashion of generating additional revenue from our customers utilizing the common infrastructure we already have in place to provide our basic services, we also utilize that same infrastructure to provide services for third parties. As an example, AT&T provides many of the Parks in the New York City and surrounding boroughs with free Wi-Fi service. M2 Communications is the company that set up the Wi-Fi in the parks for AT&T and is providing the broadband for these parks, utilizing antennas on the roofs of nearby buildings where we are already providing services to the business tenants of those buildings. Here again, we are generating additional revenue utilizing a fixed asset we already have in place, intended to increase our profit margin.

We consider our digital technology, media and Wi-Fi business to be our high growth business. The business started as a provider of High Density Wi-Fi networks for large audiences. Without disclosing proprietary technology we deploy, what we have figured out is a way to provide a high quality of service in extremely densely populated stadiums, arenas and convention centers.

We have taken steps over the past year to take this business and transform it into not only an installation revenue business, but a business that generates monthly recurring revenues. The way we have done this is two-fold:

First, is by adding a maintenance component to our service offerings so not only do we get installation revenue but the venues will pay us on a monthly basis for a maintenance fee for the network;

Second, and more importantly, we have taken advantage of access to the wireless network by collecting all of the data analytics of what happens on the network and utilizing these analytics to sell advertising sponsorship opportunities through our Fan/Guest nGage media products.  M2 nGage is the branding we use for our data analytics and sponsorship software platform. We have tested both the technology and our ability to sell these sponsorship opportunities and we were extremely pleased with the results. This has given us the confidence to now go to existing customers, as well as all of the new stadiums and venues we are working with, and offer our advertising sponsorship services whereby we jointly sell with the venue and we have a revenue sharing agreement alongside our network installation agreement. In theory, we are acting as a partner to the teams, providing the teams and venues with a vehicle for a Return on Investment (ROI) to pay for their capital expense building their WiFi networks.  Our software platform also serves as a Fan Engagement portal that allows the team to connect with the fans before, during and after the game, and we are working on plans to expand those fan engagement opportunities to the many fans not attending the games in-stadium, which is something teams have told us they are looking for but have not found the way to do.

The value of these networks really starts to shine when you look at how many potential eyeballs or users we have for the networks we install.

Through this unique approach of combining network infrastructure installation with media sales, we have started to gain momentum in the market and are building brand awareness.

We continue to aggressively push new sales and installation opportunities, and are in discussions with NHL teams, NBA teams, NFL teams, and several NCAA teams and convention centers.  No assurance can be given, however, that we will conclude any of these potential contracts.

Another area we continue to focus on is our music festival and corporate events business. This utilizes the same technology we use in the large stadiums and arenas, but whereas those are permanent installations, theses music and corporate events are installed as temporary installations. What we do is build the temporary Wi-Fi networks capable of handling high density performance, and then again plan to sell sponsorship and advertising packages in conjunction with the event owners based on the data analytics that we collect.

Business Segments

 DMAG operating subsidiaries are organized into three primary business units: (1) Wi-Fi; (2) enterprise broadband services, including voice, data and wireless / IT support; and (3) media content/data analytics and advertising, all of which together provides a comprehensive solution for business and media partners.

Wi-Fi Networking

DMAG's subsidiaries provide a wide variety of wireless offerings catering to specific vertical markets.  The various Wi-Fi services provided include the following:

Wi-Fi for Stadiums – We have installed Wi-Fi networks in major stadiums and arenas where high-density connectivity for massive audiences has been an issue. We are one of the few companies to have solved that problem. Once the networks are installed, we will have long-term contracts for maintenance of the network; data analytics of transactions processed on the networks and offers various media content services which will be described below.

Wi-Fi Network Engineering – We provide installation services for enterprise corporate clients through M2 Communications.  One such example is the rollout for AT&T of Wi-Fi networks in the New York City Public Parks, for which AT&T paid M2 Communications  an initial fee and is continuing to pay a monthly recurring fee for the broadband connectivity. Existing and previous customers also include IBM, Google, NBC and Viacom.

Wi-Fi for Events - We offer Wi-Fi based services for special events, such as concerts, music festivals, corporate gatherings and sporting events.  The Company is paid by the organizers for the installation and maintenance of the network before and during the event, and for an additional fee provides analytical data to the customers, showing consumer trends. Our executive and sales team members have previously serviced and generated sales from customers including Austin City Limits, Live Nation, AEG, and iHeart Radio.

Wi-Fi Offloading - M2 Communications leverages the wireless tower rights it currently has on the roofs of buildings in New York City in order to start building out our Wi-Fi Network.  M2 Communications currently has many rooftop rights on buildings in New York and as funding and opportunity allows, has plans to acquire more. The concept is not to offer Wi-Fi services under M2 Communications' brand, but to offer access to the network to the major wireless cellular carriers. This access will allow the carriers to have their customers offload the data traffic onto M2 Communications' network, which in turn frees up the carriers network for more voice calls.  With access to the rooftop locations on these buildings pursuant to various building services Agreements ("BSA"), the Company provides transmitters, wireless equipment and telecommunications transmission facilities necessary to service customers and providers.  Our transmitters are programmed with the ability to accept transmissions from carrier networks, like AT&T, and those carrier customers are allowed access to our network.  These transmissions are then carried on dedicated high capacity telecommunications circuits to the desired destinations.  M2 Communications has successfully completed a pilot with AT&T in New York City for this service and has signed a definitive Wi-Fi roaming agreement, as well as other services.  M2 Communications believes that it is the first and only company to have a signed carrier offloading agreement with AT&T.

M2 Communications intends to carry forward preliminary discussions with other major U.S. based cellular carriers to run similar trials in others cities as well. The potential revenue for this business is difficult to project as it is relying on the millions of customers the carriers have in any one market at any given time.

Enterprise Broadband

Enterprise Voice and Data - We offer Enterprise Corporate customers a complete package of integrated products that includes wired and wireless broadband Internet access services, VoIP telephone services, data and email hosting, point-to point connections, collocation services, VPNs, and web hosting. Existing customers include Rolex, Versace, Christian Louboutin, New Jersey Sports and Exposition Authority (NJSEA), amongst many others.

Media Content / Analytics

Data Analytics - through the millions of potential users on our various networks, we accumulate consumer data analytics which can be monetized with owners, sponsors and major consumer brands.  Based on existing events, DMAG has access to certain user data from over 30 million potential visitors over our networks.

 Media Content - DMAG, through its subsidiaries is able to provide improved and cutting edge fan engagement for all of its venues, as well as VIP hospitality guests, which will create marketing opportunities. This includes working with venues and owners on advertising sponsorship opportunities, as well as providing specific target market media content.  In 2016 M2 nGage has started to roll this out and revenues are minimal at this time.

Market Opportunity

 We seek to capitalize on the convergence of wireless, broadband, and content-based service models. Growth in new applications in wireless voice and multimedia services, increasing demand for high quality mobile voice and high definition video entertainment services, and the desire of cellular carriers to efficiently manage valuable spectrum, drive the underlying demand for our wireless broadband products and systems. It is widely accepted that existing networks and technologies cannot fulfill this demand.

DMAG Historical Business

The various businesses that DMAG acquired have provided communication services to small to mid-sized businesses in the Northeast and Midwest United States with a complete package of integrated products that includes wired and wireless broadband Internet access services, Voice over Internet Protocol, or VoIP, data, email hosting, point-to point connections, managed network services, collocation, virtual private networks, or VPNs, web hosting, Wi-Fi and wireless internet.  These subsidiaries have successfully implemented and sold fixed wireless broadband solutions in the Northeast United States since our inception. Following SPHC's acquisition of the assets of Wave2Wave through the Section 363 auction, M2 Communications is selling services to businesses primarily through a direct sales force, channel partners and telemarketing. While M2 Communications markets these services to many customer segments, it focuses on selling to customers in multi-tenant office buildings (in-building) and to remote locations (stand-alone buildings).  It currently has active Building Service Agreements, or BSAs, with building owners throughout New York, New Jersey, Connecticut, and Chicago. Under these BSAs, it either pays the building owners monthly rent or a revenue share to allow it to sell throughout their buildings. The term of these BSAs are typically multi-year in length, with automatic renewals. M2 Communications has found that revenue share agreements give the building owners an incentive to promote our services to new tenants, and will help it increase penetration rates in terms of the number of tenants per building. It also helps with the securing of roof top rights for our Wi-Fi network. This legacy now helps M2 Communications differentiates itself from its competition and creates a mutually beneficial relationship between it, the building owners and tenants.

M2 Communications leverages the wireless towers it currently has on the roofs of buildings in New York City in order to start building out our Wi-Fi network.  M2 Communications plans to acquire more rights to use buildings roofs providing that the funds and opportunity is available and prudent.  The concept is not to offer Wi-Fi services under M2 Communications' brand, but to offer access to the network to the major wireless cellular carriers. This access will allow the carriers to have their customers offload the data traffic onto M2 Communications' network, which in turn frees up the carriers network for more voice calls.  M2 Communications has successfully completed a pilot with AT&T in New York City for this service and has signed a definitive Wi-Fi roaming agreement, as well as other services.

M2 Communications is also doing Wi-Fi rollouts and maintenance for third parties through its IT services business. One such example is the build out in 2012/2013 for AT&T of Wi-Fi networks in various New York public parks. It was paid for the rollout by AT&T, and is paid a monthly recurring fee from them for the broadband connectivity. The M2 Communications and M2 nGage subsidiaries of SPHC were transferred to a new holding company, Digital Media Acquisition Group Corp. (DMAG), and DMAG is the 100% shareholder of both subsidiaries. The Company is the sole owner of DMAG.

SignalShare Operations

SignalShare was created to meet the demand for mobile Wi-Fi access as users increase their integration of digital technology into their daily lives.  The proliferation of Wi-Fi enabled mobile devices has dramatically grown and will continue to expand.  Signal Share offered new products and services designed to provide permanent and temporary Wi-Fi and data collection and analysis for live sporting and entertainment events. Signal Share provided all of the technology, infrastructure and resources necessary to construct a broadband wireless network for an event. Regardless of the location, event type or duration, Signal Share connected fans in a whole new way.

On July 5, 2016, SignalShare, LLC filed for bankruptcy voluntarily pursuant to Chapter 7 of the Bankruptcy Code.  The case was filed in the U.S. Bankruptcy Court, District of New Jersey and is captioned case no. 16-23003.
Arista Communications, LLC

Arista Communications, LLC is a joint venture between Cardinal Broadband and Wiens Real Estate Ventures, LLC, with each entity having a 50% membership interest.  Wiens is the developer of the Arista residential/retail/office development in Broomfield, Colorado.  The joint venture was formed to provide telecommunication services to the Arista community.  Arista Communications provides telephone, television, and internet connectivity to the residents and businesses of the Arista development, including the 1st Bank Center, an 8,000-seat music and sports venue. The Company owned a 50% membership interest in Arista Communications through its Cardinal Broadband division.  Cardinal Broadband manages the operations of Arista Communications.  The financial statements of Arista Communications, LLC are consolidated with the Company in accordance with ASC Topic 810, Consolidation. The Company's interest in Arista Communications, LLC were sold as part of the Cardinal Broadband sale agreement effective May 1, 2016.

SignalShare Infrastructure

SignalShare Infrastructure ("SSI") conducted the existing business operations of Roomlinx following the merger with SPHC.  On May 11, 2016, SSI completed the Foreclosure Sale of substantially all assets of SSI (other than certain excluded agreements) pursuant to Article 9 of the Uniform Commercial Code.  SSI terminated all of its employees and ceased operations.  The Foreclosure Sale resulted from SSI's inability to pay $3,622,275 of indebtedness to SSI's senior lender, Cenfin, LLC.  The winning bid was made by Single Digits, Inc., an unaffiliated New Hampshire corporation and accepted by Cenfin. There was no relationship between SSI or its affiliates and Single Digits prior to the transaction. The consideration was $700,000 plus SSI's cash on hand at Closing less $207,106.72, such amount representing 75% of deposits received by SSI prior to closing for future installations for which work had not been substantially completed for Hyatt (see below).  The amount of accounts receivables included in the transferred assets was approximately $440,000 as of May 9, 2016.

The primary business of SSI focused on providing in-room media, entertainment, and HD television programming solutions along with wired networking solutions and Wireless Fidelity networking solutions, also known as Wi-Fi, for high speed Internet access to hotels, resorts, and time share properties. The Company also provided both wired and wireless Internet access, HD satellite television service, and telephone service both Plain Old Telephone Service ("POTS") and Voice over Internet Protocol ("VOIP"), to residential and business customers.

On May 3, 2016 at 10:00 A.M. (Local Time) Cenfin, the senior secured lender of SSI, sold all right, title and interest in substantially all personal property of SSI to the highest qualified bidder at a public auction pursuant to Article 9 of the Uniform Commercial Code.  The auction took place at the offices of DLA Piper LLP, 203 N. LaSalle Street, Chicago, Illinois 60601.  There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated  and the operations of SSI ceased

Hyatt Master Services Agreement

On March 12, 2012, the Company and Hyatt Corporation ("Hyatt") entered into a Master Services and Equipment Purchase Agreement (the "MSA") pursuant to which SSI agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Under the MSA, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

On November 16, 2015, SSI entered into a Settlement, Mutual Release, and Indemnification Agreement (the "Settlement Agreement") with Hyatt which had claimed that the Company had breached the MSA and various Hotel Services and Equipment Purchase Agreements (the "HSAs").  Pursuant to the terms of the Settlement Agreement, the parties terminated various HSAs and SSI agreed to sell and assign iTV services for the remainder of the amended HSAs to third party providers and to provide Transition Services (as defined) for up to ninety (90) days after an HSA is terminated.  All of such administrative costs for such services are capped at $250,000 and shall be deducted from the deposits currently on hand with SSI, for which Hyatt had demanded repayment.

The parties agreed to extend the terms of the amended HSAs for an additional thirty-six (36) months from the date of expiration to provide High Speed Internet Access ("HSIA"), subject to approval of the owners of hotel properties.  After payment of the above-described administrative costs not to exceed $250,000, the remainder of the $966,036 of deposits owed by SSI shall be applied toward a 15% credit for any hotel HSIA installations after November 16, 2015 until the deposits re exhausted.  SSI was granted the right to bid upon any new WiFi installations and upgrades of any hotel convention center business, subject to Hyatt's right to accept or reject SSI's bid at Hyatt's sole discretion.  Pursuant to the above described foreclosure sale, of SSI's operations, including the MSA, were sold to a non-affiliated third party.

Residential Media and Communications

We provide residential and business customers telecommunication services including telephone, satellite television, and wired and wireless internet access. Telephone service is provided through traditional, analog "twisted pair" lines, as well as digital "VoIP".  Analog phone service is typically provided via an interconnection agreement with CenturyLink, Inc., which allows the Company to resell CenturyLink service through their wholesale and retail accounts with CenturyLink.  VoIP service is provided at properties where the Company maintains a broadband internet service to the end customer, allowing the Company to provide digital phone service (VoIP) over the same lines as their internet service.

Television service is typically provided via the Company's agreements with DISH Network and DirecTV.  Most television service is provided via a head-end distribution system, or an L-Band digital distribution system.   Television service is offered in high definition whenever possible.

Internet service is provided via both wired and wireless network design. The Company provisions and manages broadband access to the residential customers through both wholesale and resale methods.  Wholesale methods exist when the Company owns and controls the internet circuit and resale methods exist when the Company uses an affiliated third party to provide the internet circuit.

We generate revenue through:

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

Patents and Trademarks

We own the registered trademarks of "SuiteSpeed®," "SmartRoom®," and "Roomlinx®." We also have proprietary processes and other trade secrets that we utilize in our business.

Customer Support Systems

We provide live support from our call centers 24 hours a day, seven days per week, and 365 days a year. Support representatives are specifically trained to enable them to offer customers customized support depending on the product or service at issue. We utilize industry standard coaching and employee development and training programs to help achieve high quality customer interactions. As such, most callers will reach a live representative in less than one minute and, when they do; trained agents work to address any concerns or issues on that very first call into the support system. Customer care operations strive to ensure first call resolutions are over 80% for customer issues and those issues escalated to a higher level are handled quickly by senior engineers.  Customer care centers cater to the diverse needs and preferences of its customers.

Network Architecture and Deployment

We offer an integrated voice and data network as an advanced and secure network, sophisticated voice and data applications, as well as outstanding, reliability, redundancy, and security. The diversity and resiliency of our network are designed to insulate customers from network failures by providing diverse network access points in each market and multiple private peering arrangements.  All of this is supported by power backup and a self-healing high capacity fiber optic backbone. We are able to manage and control the entire network: equipment, points of presence, and fiber optic backbone—providing customers with reliability, high availability service, and security. We believe that such network deployment strategies will allow it to enter new markets rapidly and to offer customers flexible technological solutions tailored to their specific needs.

Our network was built from the ground up by professionals with many years of combined engineering and design experience in voice and data technologies. This network infrastructure and operations support systems enable it to control the types of services that it offers, how these services are packaged and how they are integrated to serve customers. Through the installation of IP routers at its switch sites, we deploy packet-based technology to augment its traditional circuit-switching technology. Its customer-specific voice and data solutions are driven by customer preferences and priorities, as it strives to provide industry-leading packet delivery, latency, and backbone availability over its core IP network, enabling rapid, secure, and accurate transmissions. By providing the latest in IP technologies, we seek to maintain an advanced architecture that supports converged technologies. This allows it to deliver cutting-edge products, features and services to customers efficiently over a single, next-generation network—including unified messaging, IP video and trunking, presence management, and online feature management—allowing customers to combine voice and data services to increase efficiency and reduce costs.

We rely on various equipment vendors and integration partners to provide us with equipment and services to offer our services. We anticipate that these vendors have adequate supply and technology to meet our deployment and institutional needs.  Moreover, SignalShare Software Development Corp. has its own development team associated with its products.

Network Operations Command Center (NOCC).

 We provide pro-active, real-time monitoring to protect customer services. Our Network Operations Command Center (NOCC) in Hackensack, New Jersey provides 24/7/365 surveillance of its network elements to support our customers' services. The NOCC is equipped with proactive monitoring tools to ensure quick identification and resolution of network issues. In addition to this constant surveillance of individual network elements, we will perform routine equipment audits to ensure reliability. The network is highly sectionalized, with remote access to all devices that allows us to communicate with devices such as modems and routers to speed detection and repair.  We employ the latest telecommunications standards to ensure that we maintain the low mean-time-to-repair performance. In addition, it adheres to stringent "maintenance window" schedules, where repairs are done overnight to minimize or eliminate any impact on its customers. The NOCC provides advanced, "always-on" monitoring for latency, jitter, utilization and packet loss in real time. Customer Premise Equipment, local loops and backbone elements are constantly under surveillance with proactive monitoring systems for fast failure detection and recovery. Because of these capabilities, many problems are identified and rectified before customers are even aware there is an issue. Our highly trained staff is provided with the right tools, training and state-of-the-art equipment to maintain network reliability and keep the network and its customers up and running.

Stringent Security Regulations.

 We meet the most demanding security standards and regulations to safeguard customers' critical data and processes against disruption, and provide privacy protection.  For example, M2 Communications complies with the FCC's stringent Customer Network Proprietary Information, or CPNI, standards that safeguard customer proprietary information and prevent "data mining."

Competition

 The primary competitors in the marketplace include hardware manufacturers of access points and switches, Incumbent Local Exchange Carriers, or ILECs, such as Verizon and AT&T, and other national and international providers such as Level 3 Communications, LLC, XO Communications and Cogent Communications, Inc. Additionally; regional and local providers such as Broadview Networks, Inc. and Paetec/Windstream, GuestTek and Sonifi also compete in some of our market offerings. Although many are much larger organizations, they may be less apt to handle the small to mid-size market that is SPHC's focus. The Company believes that it is able to compete effectively in the marketplace by solution oriented sales, personal and prompt client support and services, and competitive pricing. It further believes that its technology and offerings are well positioned to compete in this marketplace, provide a superior experience for end users, and provide for the most efficient use of network resources. While there are other companies offering such services, M2 Communications is one of a limited number of companies that has the ability to offer combined Wi-Fi services, broadband service and Media & Content services to major corporations, consumer brands and sporting owners.

Regulatory Obligations

 As a telecommunications carrier and under the FCC's recently adopted broadband rules, SPHC and its affiliates offering regulated services are subject to a variety of miscellaneous regulations at the federal and state level that can have cost or operational implications. The regulations, for instance, require the filing of periodic revenue and service quality reports, the provision of services to customers with hearing or speech disabilities and associated funding of telecommunications relay services, protection of Customer Proprietary Network Information (CPNI), the capability to associate a physical address with a calling party's telephone number (E-911) and cooperation with law enforcement officials engaged in lawful investigations. The FCC's stringent CPNI, standards safeguard customer proprietary information, including the services selected and call records, and prevent "data mining" by requiring customer authentication before disclosing CPNI which significantly curtails "data mining."  Moreover, the CPNI rules require yearly certifications of compliance and immediate reports to the FCC and the Federal Bureau of Investigation in situations where CPNI is disclosed in violation of the rules. SPHC is required to file quarterly and yearly reports with the Universal Service Administration Company ("USAC") disclosing its telecommunications revenues.  These filings are used for certain public interest assessments, e.g., USF and TRS, which support universal service and programs for persons with certain disabilities.  The FCC has jurisdiction over the management and licensing of the electromagnetic spectrum for all commercial users. The FCC routinely reviews its spectrum policies and may change its position on spectrum use and allocations from time to time. We believe that the FCC is committed to allocating spectrum to support wireless broadband deployment throughout the United States and will continue to modify its regulations to foster such deployment, which will help us implement our existing and future business plans. SPHC primarily uses unlicensed spectrum in order to provide its Wi-Fi services and the Company must comply with equipment and transmission standards associated with use of the spectrum in order to avoid interference.  Noncompliance with these and other provisions can result in administrative fines and penalties.

In 2015, the FCC reversed its previous rulings that Internet services are interstate information services that are not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. The FCC determined that broadband providers are common carriers subject to FCC regulation similar to telephone providers, but decided to forbear much of the more onerous regulations applicable to telephone providers.  Accordingly, our broadband Internet services are, therefore, not subject to many of the regulatory requirements imposed on wireless and wireline telecommunications service providers. For example, we are not currently required to contribute a percentage of gross revenues from our Internet access services to the universal service funds used to support local telephone service and advanced telecommunications services for schools, libraries and rural health care facilities. Our wireless broadband Internet services are, however, subject to a number of federal regulatory requirements, including the Communications Assistance for Law Enforcement Act ("CALEA") requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity and the FCC's CPNI rules.

With respect to services based on customer analytics raises privacy concerns that can impact state and federal law pertaining to personal information and data protection depending on if the data is personally identifiable or non-personally identifiable.  Monitoring of programs to insure that personally identifiable information is not disclosed will be necessary to insure the company does not violate state and federal law.  Moreover, data collection associated with minors may impose differing and more stringent obligations on our use of such data.  Our terms of service with customers and users will require proper disclosure of our uses of the information in order to obtain proper consent from users and customers in order to avoid privacy concerns and potential consumer protection law violations.

Intellectual Property

 To protect its proprietary rights, we rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with its employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

 Trademarks. As of December 31, 2015, SPHC maintained the following trademarks:  "SignalPoint Communications" and "SignalPoint". Roomlinx, Inc. maintains the following trademarks:  "Roomlinx" and "SmartRoom."

 Copyrights.  SPHC has not registered any copyrights. All works of original authorship fixed in a tangible form that may exist are unregistered.

 Patents.  We maintain one patent for "Communications System and Call Forwarding Management" Patent No. US 8,036,362 B1.  The Company's M2 nGage subsidiary has filed one provisional patent for "A One-Tap Operation on Mobile Device Touchscreens to Instantly Send a New Text Message Chosen From a User-Customizable Set of Phrases Displayed in a Keyboard-like Grid."

 Other Materials.  From time to time, employees will report on potential intellectual property opportunities for the company. These opportunities may include new product and service offerings, and potential proprietary information association with such services which may warrant application for formal IP protection. Regarding potential patentable material, personnel will conduct interviews with the inventors, may perform initial prior art searches, and if a determination is made that the proprietary material is valuable enough to the company to warrant patent protection, such applications will be made with the assistance of third-party patent counsel with support of our own in-house counsel. In addition, the company will also seek to maintain certain intellectual property and proprietary know-how as trade secrets, and generally require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, as applicable, to protect our intellectual proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of trademarks.

Employees

 As of August 25, 2016, we had approximately 33 employees companywide; however, the number of employees may increase or decrease as we deem fit. None of our employees is subject to a collective bargaining agreement or an employment agreement.

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

Risks Relating to Our Business

We have a history of losses from operations which may continue, and which may harm our ability to obtain financing and continue our operations.

The Company's financial statements reflect that it has incurred significant losses since inception, including net losses of $81,479,644 and $11,996,546 for the years ended December 31, 2015, and 2014, respectively.  The Company expects to continue to have losses and negative cash flow for the foreseeable future and it is possible we may never reach profitability.  Therefore, there is a significant risk that public investors may lose all or some of their investment.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The audit report of our independent auditors dated August 29, 2016 on our consolidated financial statements for the year ended December 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors' doubts are based on our recurring net loss of $81.5 million, and negative cash generated from operating activities of $4.6 million for the year ended December 31, 2015 and our negative working capital of $30.0 million as of December 31, 2015.  Our ability to continue as a going concern will be determined by our ability to improve our business profitability, our ability to generate sufficient cash flow from our operations and our ability to obtain additional funding in the short term to meet our operating needs and the current portion of our required obligation payments for the next twelve months from the date of this report.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Subsidiary Merger with Signal Point caused some disruption of our business, has diluted our stockholders and may harm our business, financial condition or operating results.

Our March 2015 subsidiary merger with SPHC (the "Subsidiary Merger") has and could subject us to a number of risks, including, but not limited to:  the consideration for the Subsidiary Merger and share issuance to our secured lender resulted in substantial dilution to our existing stockholders;  the acquired company or technologies has not improved market position as planned; and personnel of the acquired company, as the combined operations have placed significant demands on the Company's management, technical, financial and other resources; key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition; we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting; we may assume or be held liable for risks and liabilities as a result of our acquisition, some of which we may not have been able to discover during our due diligence or adequately adjust for in our acquisition arrangements; our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises; we may incur one-time write-offs or restructuring charges in connection with the acquisition; and we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings.

We cannot assure you that we will successfully integrate all of our business.  In addition, we cannot assure you that, our continued business will achieve sales levels, profitability, efficiencies or synergies that justify acquisition or that the acquisition will result in increased earnings for us in any future period.  These factors could have a material adverse effect on our business, financial condition, prospects and operating results.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company's internal control over financial reporting in its annual report, which contains management's assessment of the effectiveness of the company's internal control over financial reporting. In addition, if in future years, we were to meet certain market capitalization and other benchmarks, our independent registered public accounting firm would also report on the effectiveness of our internal control over financial reporting.  As of December 31, 2015, our management concluded that our internal control over our financial reporting was not as effective as they can be.

In connection with their audit of our consolidated financial statements for the year ended December 31, 2015, our management and our independent registered public accounting firm identified and communicated to us material weaknesses in our internal control over financial reporting as defined in the standards established by the U.S. Public Company Accounting Oversight Board ("PCAOB") that there is reasonable possibility that a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected on a timely basis by our internal controls. The material weaknesses identified by our independent auditors include lack of adequate resources and experience within the accounting and finance department to ensure timely identification, resolution and recording of accounting matters.

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

Risks Related to DMAG, SPHC and their Affiliates Business and Industry

Our market is extremely competitive and we face intense competition from other providers of communications services that have significantly greater resources.

The market for broadband and VoIP related services is highly competitive and we compete with several companies within each of our markets. We face competition from several different sources including wireless carriers, incumbent local exchange carriers, cable operators and Internet service providers. Many of these operators have substantially greater resources and greater brand recognition than we have. Further, there is no guarantee that they will not enter the wireless Internet connectivity market and compete directly with us for our subscriber base, which could have a material adverse effect on our future operations.

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

We rely on various equipment vendors and integration partners to provide us with equipment and services.  M2 Communications entered into a Unilateral Wi-Fi Roaming Agreement with AT&T in New York City to offer AT&T access to M2 Communications' network to have AT&T customers offload the data traffic to M2 Communications' network. This, in turn, frees up the carrier network for more voice calls. We cannot be certain that we will be able to rollout our Wi-Fi network in this manner or that it will be attractive to other carriers.  The failure to do so may have a material adverse effect on our business and operating results. This could negatively impact our business strategy.

The "Wholesale or "Neutral Host" model may require capital expenditures without having agreements from customers.

Our ability to profitably capture mobile wireless data users in each building is predicated on being able to secure sufficient "wholesale" revenue from wireless carriers who wish to off-load bandwidth from their "out-of-building" networks. We will have to scout locations and enter into wholesale agreements with significant wireless carriers in addition to AT&T to make the wholesale model work. It is likely that we will have to expend substantial capital to deploy our in-building wireless networks before we have additional commitments from wireless carriers to purchase its wholesale services.

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

Many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources and larger networks than us and a broader portfolio of services, control transmission lines and have strong name recognition and loyalty, long-standing relationships with our target customers, and economies of scale which can result in a lower cost structure for transmission and related costs. These competitors include, among others, AT&T, Verizon Business, Sprint and Verizon. We will also compete with numerous other long distance providers, some of which focus their efforts on the same customers targeted by us. Increased competition in the United States as a result of the foregoing, and other competitive developments could have an adverse effect on our future business, results of operations, prospects and financial condition.

Our relationships with vendors, suppliers and customers are material to our operations and many of our contracts with such entities are out of term and in renewal terms.

We contract with many vendors, suppliers and customers that account for significant portions of our revenues or infrastructure. Many of the contracts we acquired upon our acquisition in bankruptcy of Wave2Wave Communications ("W2W") were "out of term" (i.e., the original term of the contract had expired) when we assumed them and are in renewal terms (i.e., the contract is extended for some period of time depending on its terms) or "evergreen" (i.e., the terms of the former agreement continue while the parties renegotiate the agreement) while the parties negotiate replacement terms. Termination or renegotiation requests associated with these agreements may come at any time and negotiations, especially in the case of complex agreements, such as telecommunications interconnection agreements, can be extended. Any disruptions experienced by these vendors, suppliers and customers as a result of these negotiations or the sudden termination of an agreement may affect our ability to deliver products or services and impact our revenues and could have an adverse effect on our business.

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

We depend on local telephone companies for the installation and maintenance of our customers' access lines and other network elements and facilities.

Our customers' access lines are sometimes installed and maintained by local telephone companies in each of our markets.  If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. We expect to experience routine delays in the installation of access lines by the local telephone companies to our customers in each of our markets, although these delays are not expected to result in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides our services in one of our markets could result in substantial delays in activating new customers' lines and could materially harm our future operations. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company's collocation facility would cause disruptions in our service.

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

We rely heavily on the expertise, experience and continued services of Aaron Dobrinsky, our Chairman of the Board, Christopher Broderick, our Chief Operating Officer, Andrew Bressman, Managing Director and Head of Corporate Development, as well as other key employees.  Although Messrs. Broderick and Bressman are employed under employment contracts, the loss of any of their services and the inability to replace any of them and/or attract or retain other key individuals, could materially adversely affect us.  If any of the three persons or other key executive employees were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any success obtains the necessary training and experience.  We do not have key man life insurance policies on our management.

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

In addition to our merger with SPHC, to the extent we acquire any business entity, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

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

Our results of operations can be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Stresses experienced by global capital markets over the last few years have resulted in continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, uncertain real estate markets, increased volatility and diminished expectations for the economy. These factors, combined with volatile oil prices, high unemployment levels and any decline in business and consumer confidence may have an adverse effect on our business.

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

In addition, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the relative priorities of our inventions and third parties' inventions. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

If we were unable to obtain any necessary license following an adverse determination in litigation or in interference or other administrative proceedings, we would have to redesign our products to avoid infringing a third-party's patent and could temporarily or permanently have to discontinue manufacturing and selling the infringing products. If this were to occur, it would negatively impact future sales and could harm our business, financial condition and operating results.

Our business activities require additional financing that might not be obtainable on acceptable terms, if at all, which could have a material adverse effect on our financial condition, liquidity and our ability to operate going forward.

We need to raise additional capital from equity or debt sources in order to meet our working capital and capital expenditure requirements, as well as other potential cash needs to finance future growth, including the deployment of our network for Wi-Fi offloading by carriers and the expansion of service within existing markets and to new markets, which can be capital intensive.  As a result of the deterioration of the equity markets, in general, and the decline in our stock price, we have had difficulty in raising money during 2015 and into 2016.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. In order to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. In addition, any indebtedness we incur in the future could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business as described above. If we raise funds by selling more stock, your ownership in us will be diluted, and we may grant future investors preferred rights superior to those of the Common Stock that you own. If we are unable to obtain additional capital when needed, we will have to delay, modify or abandon some of our expansion plans, including, but not limited to, the deployment of our network for Wi-Fi offloading by carriers. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges, and otherwise materially harm our financial condition and results of operations.

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

As a result of the Wave2Wave acquisition, the principal amount of SPHC's indebtedness to the senior lenders thereunder totaled approximately $15,328,397 at the end of 2012. (Both Senior Lenders are affiliates of Robert DePalo, currently the Company's principal stockholder.)  In a 2012 exchange and redemption offering to Brookville and Veritas holders by SPHC, such holders accepted 6,156,213 shares of Common Stock, at a then valuation of $1.20 per share, in exchange for a portion of their respective Brookville and Veritas debt holdings.  In 2014, the Company issued an additional 2,581,657 shares of Common Stock in exchange for the cancellation of $3,872,489 of debt held by Brookville and Veritas. The 2012 exchange and redemption transaction resulted in a reduction of approximately $7,388,603 in the total amount of principal and accrued interest on SPHC indebtedness to the Senior Lenders, and the shares of Common Stock issued to the exchanging holders of the Senior Lenders were contributed to SPHC's treasury by Mr. DePalo from his personal holdings.

Despite such reduction, SPHC's outstanding senior indebtedness, which carries a weighted annual interest rate of 14%, was approximately $2,488,000 plus interest as of December 31, 2015, of which no additional principal indebtedness had been paid as of August 11, 2016.  Such indebtedness, which is substantial in relation to our size, has adversely affected the Company's financial position, and limit our available cash and the Company's access to additional capital.  As a result of the Subsidiary Merger, the Company currently needs to obtain additional financing to repay this and other outstanding indebtedness.  From time to time, we have been unable to obtain additional financing, and have been declared in default in the repayment of such debt, which has had a material adverse effect on our financial position, results of operations and related cash flows.

The level of SPHC's indebtedness has had important consequences, including:

●     a substantial portion of our cash flow from operations has been dedicated to debt service and has not been available for other purposes;

●     limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●     limiting our ability to obtain financing for working capital, capital expenditures and general corporate purposes, including acquisitions, and may impede our ability to secure favorable terms;

●     making us more vulnerable to economic and industry downturns which may limit our ability to withstand competitive pressures;

●     placing us at a competitive disadvantage to our competitors with less indebtedness;

●     limiting our ability to fund working capital, capital expenditures, and other general corporate purposes; and

●     reducing our flexibility in responding to changing business and economic conditions.

The terms of our Senior Lenders' credit facilities contain restrictions and limitations that have significantly impacted our ability to operate our business.

SPHC is required to maintain compliance with certain financial covenants and our credit facilities contain certain restrictions and limitations that have significantly limited our ability to operate our business. In the absence of any required waiver or consent, these restrictions may limit its ability to:

●     incur or guarantee additional indebtedness;

●     create liens on our assets;

●     make investments;

●     engage in mergers and acquisitions;

●     redeem capital stock

●     make capital expenditures;

●     sell any of our assets;

●     maintain certain leverage ratios on a quarterly basis; and

●     declare any dividends.

Therefore, we have needed to seek permission from our Senior Lenders in order to engage in some corporate and commercial actions that we believe were in the best interest of our business, and a denial of permission has made it difficult for us to successfully execute our business strategy and effectively compete with companies that are not similarly restricted. Our Senior Lenders' interests have been different, at times, from our interests or our stockholders' interests, and we cannot guarantee that we will be able to obtain our Senior Lenders' permission when needed.

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

We are highly leveraged and may incur substantial additional debt, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and make debt service payments.  If we increase the amount of our indebtedness in the future, our high level of indebtedness could have important consequences to stockholders.

Highly leveraged companies are significantly more vulnerable to unanticipated downturns and setbacks, whether directly related to their business or flowing from a general economic or industry condition, and therefore are more vulnerable to a business failure or bankruptcy.

We May Incur Additional Liabilities as a Result of the Foreclosure Sale of our SSI Operations.

On May 11, 2016, SSI completed the foreclosure sale under Article 9 of the UCC of substantially all of its assets, which consisted of the operations of Roomlinx prior to the Subsidiary Merger.

The sale resulted from SSI's inability to pay approximately $3.6 million of indebtedness to SSI's senior lender.  While the Company intends to have SSI liquidated under Chapter 7 of the Bankruptcy Code, there can be no assurance SSI and/or the Company will not incur additional liabilities.

We May Acquire or Make Investments in Companies or Technologies That Could Cause Loss of Value to Our Stockholders and Disruption of Our Business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future.  Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

●	Failure to integrate the acquired assets and/or companies with our current business;
●	The price we pay may exceed the value we eventually realize;
●	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;
●	Potential loss of key employees from either our current business or the acquired business;
●	Entering into markets in which we have little or no prior experience;
●	Diversion of management's attention from other business concerns;
●	Assumption of unanticipated liabilities related to the acquired assets; and
●	The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

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

Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems' security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. We have, to a limited extent, begun to serve as a conduit for personal information to third-party credit processors, service partners and others, and it is likely we will do so more regularly. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, FCC consumer proprietary network information regulations, FTC consumer protection regulations, and Payment Card Industry ("PCI") data security standards and, for the Healthcare division, the requirements of the Health Insurance Portability and Accountability Act ("HIPAA") and regulations thereunder. While we believe we have taken the steps necessary to assure compliance with all applicable regulations and have made necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.

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

We Operate in a Very Competitive Industry, Which May Negatively Impact Our Prices for Our Services or Cause Us to Lose Business Opportunities.

The market for our services is becoming increasingly competitive. Our competitors may use the same products and services in competition with us. With time and capital, it would be possible for competitors to replicate our services and offer similar services at a lower price. We expect that we will compete primarily on the basis of the functionality, breadth, quality and price of our services. Our current and potential competitors include:

●	Other wireless high speed internet access providers, such as SDSN, Guest-Tek Wayport, Greentree, Core Communications and Stay Online;
●	Other viable network carriers, such as SBC, Comcast, Sprint and COX Communications; and
●	Other internal information technology departments of large companies.

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

We may be subject to claims that DMAG, SPHC and its employees or our employees may have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers or competitors.  Litigation may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.   If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain products, which could severely harm our business.

Our Quarterly Operating Results are Subject to Significant Fluctuations and, As A Result, Period-To-Period Comparisons of Our Results of Operations are Not Necessarily Meaningful.

●	The success of our brand building and marketing campaigns;
●	Price competition from potential competitors;
●	The amount and timing of operating costs and capital expenditures relating to establishing the Company's business operations;
●	The demand for and market acceptance of our products and services;
●	Changes in the mix of services sold by our competitors;
●	Technical difficulties or network downtime affecting communications generally;
●	The ability to meet any increased technological demands of our customers; and
●	Economic conditions specific to our industry.

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

Covenants under our Credit Facilities may restrict our future operations and adverse consequences could result in the event of non-compliance

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

Many of our Key Functions Are Concentrated in a Single Location, and a Natural Disaster or Act of Terrorism Could Seriously Impact Our Ability to Operate.

Our IT systems, production, inventory control systems, executive offices and finance/accounting functions, among others, are primarily centralized in our Broomfield, Colorado facility. A natural disaster, such as a tornado, could seriously disrupt our ability to continue or resume normal operations for some period of time.  Similarly, an act of terrorism could disrupt our facility.  While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We may experience business interruptions and could incur substantial losses beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

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

There are now in effect, or pending, at the federal and state levels of government, numerous regulatory programs and proposals of general application to the industry, Internet providers and competitive carriers, many of which have or may have important effects on the operations of the Company and/or its affiliates in many areas, including licensing, tax, regulatory compliance, fees, charges and interconnection rights and obligations.  The number and scope of such programs and proposals are significant. Some examples of these matters include state investigation of access charges, the FCC's review of intercarrier compensation charges, special access charges and Universal Service Fund assessments.
Our broadband Internet access services are subject to various attempts to impose so-called "net neutrality" rules, some of which were affirmed and others vacated on appeal by the U.S. District Court for the District of Columbia in early 2014. Proponents of these rules want to limit the ways that a broadband Internet access service provider can structure business arrangements and manage its network. Some of these parties have urged the FCC to "reclassify" broadband Internet access service as a "telecommunications service" under Title II of the Communications Act, thus subjecting these services to traditional utility-style regulation which the FCC did on February 26, 2015, releasing the order on March 12, 2015 (See Report and Order on Remand, Declaratory Ruling, and Order, Protecting and Promoting the Open Internet, GN Docket No. 14-28, FCC 15-24 (rel. Mar. 12, 2015).  The order classifies broadband internet as a "telecommunications" service subject to common carrier regulation under Title II of the Communications Act of 1934, as amended.

The scope of the rules and potential litigation is uncertain and implementing rules are being appealed in the courts (See United States Telecom Association, No. 15-1063 (D.C. Cir.). The further regulation of broadband, wireless, and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.   The FCC's net neutrality rules could limit our flexibility in managing our broadband networks and delivering broadband services, and could have an adverse effect on certain of our business operations and restrict our ability to compete in the marketplace. The new rules would also require enhanced disclosure in our terms and conditions to the extent such new disclosures are required. Finally, end users may bring action at the FCC if they feel a provider has breached the rules or the FCC may institute an enforcement action upon its own motion.

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

Voice over Internet Protocol, or VoIP, can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has ruled that some VoIP arrangements are not regulated as telecommunications services, but that a conventional telephone service that uses Internet protocol in its backbone is a telecommunications service. The FCC has initiated a proceeding to review the regulatory status of VoIP services and the possible application of various regulatory requirements, including the payment of access charges, which are not required at the present time. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us, while carriers dispute its charges during the FCC's review of the issue. We cannot predict whether or when VoIP providers may be required to pay or be entitled to receive access charges, or the extent to which users will substitute VoIP calls for traditional wireline communications. Furthermore, if, as planned in our business strategy, we carry wireless carrier originated voice traffic over the Wi-Fi network, this traffic may be considered interconnected VoIP traffic under the FCC's rules and may be subject to separate regulatory requirements for us and the wireless carriers.

Judicial review and FCC decisions pursuant to the Federal Telecommunications Act of 1996 may adversely affect our business.

The Telecommunications Act of 1996 provides for significant changes and increased competition in the telecommunications industry. This federal statute and its related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect the legislation will have on us, our operations and our competitors. In addition to reviewing intercarrier compensation and access to last mile facilities, the FCC is also reviewing applying more common carrier regulation to internet services.  Depending on the classifications and reach of such regulations, if implemented, it may create burdens to competition or increase compliance costs.

Risks Relating to Our Common Stock

All of the shares to be issued and outstanding after the consummation of the Subsidiary Merger are restricted and not freely transferrable.

Upon completion of the Subsidiary Merger, only a very small portion of the shares of Common Stock issued and outstanding following the Reverse Split have the same status of registered and publicly tradable securities.  In addition, all of the restricted Dividend Shares (9.4% of the fully diluted shares) Cenfin shares (5.2% of fully diluted shares) and the shares issued to SPHC shareholders (85.4% of fully diluted shares) were subject to a nine (9) month lock-up, which expired at December 31, 2015.  The holders of such shares continue to be subject to restrictions and limitations on transfer, and will be required to comply with the provisions of the Securities Act and SEC rules concerning registration requirements and/or exemptions from such requirements prior to seeking to dispose of such shares.

Even if an active public market for our securities develops, it is not possible to predict the extent, liquidity and duration of any public trading market for our shares.

The size and nature of the trading market for our securities post-merger has been sporadic and subject to fluctuations.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of the Company's Common Stock. There can be no assurance that a more active market for the Company's Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our Common Stock, and has had a material adverse effect on the market price of  the Company's Common Stock and on our ability to raise additional capital.

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

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Articles of Incorporation provides, however, that our officers and directors shall have no personal liability to us or our stockholders for damages for any breach of duty owed to us or our stockholders, unless they breached their duty of loyalty, did not act in good faith, knowingly violated a law, or received an improper personal benefit.  Our Articles of Incorporation and By-Laws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur by reason of their serving in such capacities, provided that they do not breach their duty of loyalty, act in good faith, do not knowingly violate a law, and do not received an improper personal benefit. Additionally, we have entered into individual  Indemnification Agreements with each of our directors and officers to implement with more specificity the indemnification provisions provided by the Company's By-Laws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such director or officer against any and all losses, expenses and liabilities arising out of such director's or officer's service as a director or officer of the Company, as the case may be. The Indemnification Agreements also contain detailed provisions concerning expense advancement and reimbursement.

In addition, pursuant to the terms of the Subsidiary Merger, the Company assumed the Consulting Agreements of Robert DePalo and SAB Management LLC (the "Consultants").  Their consulting agreements each provide that in the event of any litigation, investigation or other matter naming Robert DePalo, SAB Management LLC or Andrew Bressman (Managing Member of SAB Management), the Company will pay 100% of legal fees to lawyers of their choice.  Moreover, the settlement agreement between Brookville, Veritas, Allied and certain SPHC Subsidiaries provides for indemnification of Mr. DePalo.  See Item 3.  "Legal Proceedings - Recent Events Concerning Our Principal Shareholder, Robert DePalo."

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

Resale of Shares Could Adversely Affect the Market Price of Our Common Stock and Our Ability to Raise Additional Equity Capital

If our stockholders sell substantial amounts of our common stock in the public market, including shares issuable upon the effectiveness of a registration statement, upon the expiration of any statutory holding period under Rule 144, any lock-up agreement or shares issued upon the exercise of outstanding  options, warrants or restricted stock awards, it could create a circumstance  commonly  referred to as an "overhang" and, in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.
In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell into the market our common stock all of their shares, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding shares 136,019,348 as of August 11, 2016 or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restriction after they have been held one year.

Further Issuances of Equity Securities May Be Dilutive to Current Stockholders.

We are required to seek additional capital. This capital funding could involve one or more types of equity securities, including convertible debt, common or convertible preferred stock and warrants to acquire common or preferred stock.  We are currently seeking funds via convertible preferred stock and warrants.  Such equity securities could be issued at or below the then-prevailing market price for our common stock.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of our Common Stock.  Any issuance of additional shares of our common stock will be dilutive to existing stockholders and could adversely affect the market price of our common stock.

Articles of Incorporation Grants the Board of Directors the Power to Designate and Issue Additional Shares of Preferred Stock.

Our Articles of Incorporation grants our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our board of directors' ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

Limited Market Due To Penny Stock Related to SPHC Capital Structure.  See "Risks" below.

Our stock differs from many stocks, in that it is considered a penny stock. The SEC has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Exchange Act. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars ($5.00) per share; (ii) that are not traded on a "recognized" national exchange; and (iii) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the SEC requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, are significant and may increase in the future.  See Risk Factors - "Both our Management and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting.  If we are unable to correct these weaknesses, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and the market price of our shares may be adversely impacted."

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
●   adoption of new accounting standards affecting our industry;
●   additions or departures of key personnel;
●   introduction of new products by us or our competitors;
●   sales of our Common Stock or other securities in the open market; and
●   other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company.

Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

Insiders will continue to have substantial control over the Company, which could delay or prevent a change in corporate control or result in the entrenchment of management or our board of directors.

As of August 24, 2016 Robert DePalo, together with any affiliates and related persons, beneficially owns, in the aggregate, approximately 43,260,969 (32%) shares of our 136,019,348 outstanding shares of common stock.  As a result, Mr. DePalo may have the ability to influence the outcome of matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets.  Mr. DePalo may have the ability to influence the management and affairs of the Company in the foreseeable future.  The foregoing could have the effect of:

●     delaying, deferring or preventing a change in control;
●     entrenching or changing our management or our Board of Directors;
●     impeding a merger, consolidation, takeover or other potential transaction affecting our business or the control of our Company.

In October 2015 and April 2016, the Company entered into various Debt and Preferred Stock Restructuring Documents with Robert Depalo and affiliated entities as set forth in Item 13.  "Certain Relationships and Related Transaction and Director Independence."  Pursuant to these agreements, the Company agreed (subject to shareholder approval not yet obtained) to amend its charter and other relevant documents to provide for certain restrictions which would provide Mr. DePalo with further control over various matters.

Risks Related to Capital Structure

Because the Subsidiary Merger may be characterized as a "reverse merger," we may not be able to attract the attention of brokerage firms.

The Subsidiary Merger may be characterized as a "reverse merger." Accordingly, additional risks may exist as a result of such characterization. For example, securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We cannot provide assurance that we will be able to maintain the status of a public reporting company.

While M2 Group is currently a public reporting company, the continuation of such status will depend on various factors such as continuous and timely filing of audited consolidated financial statements and other required periodic reports with the SEC, satisfying the internal control and assessment requirements of the Sarbanes-Oxley Act of 2002, and instituting and monitoring procedures to control the unauthorized use of company information and prevent inside trading violations.

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

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

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

Provisions of our charter, bylaws, and Nevada law may make an acquisition of us or a change in our management more difficult.
Certain provisions of our certificate of incorporation and Bylaws that are in effect could discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. Shareholders who wish to participate in these transactions may not have the opportunity to do so.

Furthermore, these provisions could prevent or frustrate attempts by our shareholders to replace or remove our management. These provisions:

●     allow the authorized number of directors to be changed only by resolution of our board of directors;
●     authorize our board of directors to issue without shareholder approval blank check preferred stock that, if issued, could operate as a "poison pill" to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;
●     establish advance notice requirements for shareholder nominations to our board of directors or for shareholder proposals that can be acted on at shareholder meetings;
●     authorize the Board of Directors to amend the By-laws;
●     limit who may call shareholder meetings; and
●     require the approval of the holders of a majority of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our certificate of incorporation.
Section 78.438 of the NRS prohibits a publicly held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last two years has owned 10% of voting stock, for a period of two years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner, or falls within certain exemptions under the NRS.  As a result of these provisions in our charter documents under Nevada law, the price investors may be willing to pay in the future for shares of our common stock may be limited.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

 The Company leases approximately 10,885 square-feet of office space at 433 Hackensack Avenue Hackensack, New Jersey 07601; and a small meeting office in New York. The Company does not own any real estate and believes its existing facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

Co-Location Space

In addition to the Hackensack office described above, M2 Group leases several co-location sites throughout the region.  These sites are leased to provide secure locations for mission-critical equipment within its network.  These sites allow it to locate network switching, server and storage equipment in secure, geographically diverse sites, and interconnect to a variety of telecommunications and other network service provider(s) with a minimum of cost and complexity. These sites include: 111 8th Avenue in NYC, 21 Harborview, Stamford, CT,  111 Pavonia, Jersey City, NJ and 111 North Canal, Chicago, ILL.  These serve as primary POPs, "point of presence," and are the anchor locations for the geographically redundant network architecture. All of these locations are equipped with high levels of physical security including 24 hours per day, seven days per week, guard services. These locations are also equipped with redundant power facilities including generators and/or back up battery power systems to guard against any type of power related outages. The cooling systems in these facilities are continuously maintained to avoid any type of heat related issues with network switching equipment. Signal Point provides most of the technical and facilities support to co-locations at these building by dispatching technicians when necessary.  However, in certain key locations, Signal Point will also deploy "remote hands", or contract services to other telecommunications technicians to provide emergency technical or facilities related support.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to the various legal proceedings and claims discussed below as well as certain other non-material legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business.

El Dorado Offices 2, LP

The Company received notice that El Dorado Offices 2, LP ("Landlord") had filed suit against the Company and SignalShare Infrastructure, Inc. associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, associated with the failure to repay the promissory note.  The Company was served with the complaint on November 24, 2015 and answered the Complaint.

On June 1, 2016, the Company settled this matter for a total payment of $125,000, payable in installments ending in October of 2016. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

CLC Networks and Skada

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of "CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.", commenced in the District Court of Boulder County, Colorado (the "Action").  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described above under Business.  The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014.  As of December 31, 2015 the Company had paid its liability in full. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

SignalShare payroll tax matter

SignalShare LLC is in default of its payment obligations for payroll taxes to the IRS for the first and second quarter of 2015. The amount of trust fund taxes, including penalties and interest, is approximately $673,888. The IRS has also placed liens on SignalShare, LLC and attempted to levy certain of its receivables.  The IRS has also indicated that it intends to pursue responsible persons for the amounts due.  As a result of this matter, the Company has moved SignalShare's payroll process to its corporate offices in order to strengthen the controls over the payroll functions. As a result of the SSI bankruptcy, these amounts are included as part of the liabilities of discontinued operations.

SignalShare Office Lease

SignalShare received notice on October 1, 2015 that its lease with Aerial Realty Corp. for office space in Morrisville, NC was being terminated due to non-payment and that the office's locks were changed.  The Landlord expressed its intention to avail itself of all remedies under the lease including the collection of waived rent (equal to $21,875), attorney's fees, brokerage fees and any other amounts due under the Lease which was under term until March 31, 2020 and approximating total cost of $287,000. The Company is reviewing its options and the Landlord's claims and cannot determine the ultimate outcome at this time. As a result of the SignalShare bankruptcy, these amounts are included in the liabilities of discontinued operations.

TIG

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the "Action").  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.  On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014.  As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys' fees and costs.  Under the Settlement Agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA.  As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. On April 5, 2016, counsel for TIG approached the Company regarding payment deficiencies under the settlement agreement and threatened further legal action.    As of December 31, 2015 the Company had the entire liability due TIG recorded in accounts payable. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included as part of the liabilities of discontinued operations.

ScanSource

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of "ScanSource v. Roomlinx, Inc.", commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which SSI agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource.  Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

WFG

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC ("WFG") demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company evaluated all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment and formally responded in a letter dated December 1, 2014 in which the Company denied WFG's claims and additionally made separate counter-claims against WFG. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

AGC

The Company is in receipt of a letter dated April 10, 2015 on behalf of America's Growth Capital, LLC d/b/a AGC Partners ("AGC") demanding payment from the Company for amounts relating to the occurrence of a strategic transaction between the Company and Signal Point Holdings Corp in the amount of $300,000.  The Company has evaluated all of its options, including legal options, with respect to the validity of the AGC letter and the alleged grounds for demanding payment and formally responded in a letter dated April 16, 2015 in which the Company denied AGC's claims. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included as part of the discontinued operations.

NFS AND RELATED MATTERS

On January 28, 2016, NFS Leasing, Inc. ("NFS") filed suit against SignalShare, LLC and Signal Point Holdings Corp. ("SPHC"), wholly-owned subsidiaries of the Company, for non-payment of amounts due under certain agreements with NFS and two employees of SignalShare, LLC.  NFS seeks $7,828,597, plus interest and attorneys' fees, from SignalShare, LLC and seeks enforcement of certain guarantees of the debt by SPHC and named officers of SignalShare, LLC.  In July 2015, SignalShare, LLC converted certain equipment leases from NFS into a secured Term Loan.  The Note evidencing the loans is secured by a subordinated security interest in the assets of SignalShare and SPHC and is guaranteed by SPHC.  NFS has also sought to include subsidiaries of the Company in the litigation, including DMAG.   Pursuant to an Intercreditor, Modification and Settlement Agreement, dated as of November 13, 2015 by and among NFS, SPHC, SignalShare LLC and the Company's senior lenders, such Intercreditor agreement excluded any security interest in the parent company, Roomlinx, Inc. or of the subsidiaries of SPHC, which are M2 nGage, M2 Communications, SPC and SSI.  Thus, NFS' suit and claims reside solely in SignalShare LLC and SPHC, but none of the assets (other than SignalShare LLC) of SPHC.  The case was filed in the U.S. District Court for the District of Massachusetts (Civ Action No. 16-10130). SPHC and SignalShare answered the complaint and are in the process of litigating the matter.  SignalShare LLC and SPHC intend to vigorously defend the matter.

Notwithstanding the foregoing, NFS amended its complaint and added the new subsidiary of the Company, Digital Media Acquisition Group Corp. ("DMAG"), to the case.  It also filed a motion for a preliminary injunction to prevent the corporate restructuring resulting from the Brookville/Veritas/Allied court actions.  On June 15, 2016, NFS withdrew its request for injunctive relief regarding DMAG and was granted an injunction regarding SignalShare, LLC. to prevent the company from making certain payments and required certain information regarding SignalShare. The Company believes the new amended claims are without merit, is opposing such actions and has filed motions to dismiss the claim as it relates to DMAG. The companies will vigorously defend these matters if the parties are unable to resolve the dispute. As a result of the SignalShare bankruptcy filing, the case related to SignalShare is stayed.  On the same day, Joseph Costanzo, a former employee of SignalShare and a codefendant in the litigation, filed a cross claim against SignalShare and SPHC and related parties ("SPHC Parties") alleging that he was induced by SignalShare and the SPHC Parties into entering certain agreements related to NFS.  Any disputes between Costanzo, the SPHC Parties and SignalShare were settled pursuant to a settlement agreement executed between the parties.  Pursuant to the terms of the Settlement Agreement, the parties mutually released each other from any claims and SPHC agreed to pay Joseph Costanzo $92,000 over a period of a year associated with amounts due.

Hyatt

The Company received a request for indemnification from Hyatt Corporation ("Hyatt") dated July 3, 2013 in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company's e-concierge software as allegedly infringing Ameranth's patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company's liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

On March 12, 2012, the Company and Hyatt Corporation ("Hyatt") entered into a Master Services and Equipment Purchase Agreement (the "MSA") pursuant to which the Company has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Under the MSA, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company's iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the consolidated balance sheets in the amounts of approximately $1,262,000.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the "Hyatt Consent Agreement"), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company's assets contemplated thereunder, including the assignment to SSI of the Company's right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the "HSAs") entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the "September 29th Letter") notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the "Hotels"). Hyatt's September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSI with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt's September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the "November 14th Letter") received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt's November 14th Letter and again determining that Hyatt's grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt's claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the "March 26th Letter") in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt's right to terminate the MSA.  The Company believes Hyatt's arguments and conclusion are without merit.

The Parties began negotiations to rectify the disputes between them and entered into a Settlement Agreement on November 17, 2015 providing for the orderly termination of iTV services at Hyatt locations.  The Settlement Agreement also provided for the extension of high speed internet services for 36 months in retained Hyatt locations and gave the Company the right to bid on all future Wi-Fi installations at hotels and business center locations. The Settlement Agreement also provided that the deposit would be used to fund transitional services and future installation costs. Finally, the Settlement Agreement provided for mutual releases.  See Note 18 "Commitments and Contingencies"  in the accompanying consolidated financial statements.

Wincomm v. SignalShare.

SignalShare, LLC. received a demand letter from counsel for Winncom Technologies, Inc. demanding payment due under a note previously issued by SignalShare.  The demand seeks payment of the $10,000 outstanding payment.  The demand further states that if the payment is not made, Winncomm will seek payment on the entire note amount, $837,589, and threatens legal action.  SignalShare has contacted Winncom's counsel and will seek to settle the matter amicably.  SignalShare intends to settle the matter but has not provided WinnComm with a settlement offer as of this date. As a result of the SignalShare bankruptcy, these amounts are included in the liabilities of discontinued operations.

Network Cabling V. SignalShare.

On February 19, 2016, Network Cabling sued SignalShare, LLC. seeking $47,755 in damages for failure to pay amounts due.  As a result of the SignalShare bankruptcy, these amounts will now be handled as part of the liabilities of discontinued operations.

See also "Legal Proceedings Concerning Our Principal Shareholder, Robert DePalo.

Cenfin Corporate Guaranty

On November 19, 2015, SignalShare Infrastructure, Inc. ("SSI") and the Company entered into a Guaranty and Payment Agreement with Cenfin LLC, a senior lender of the Company, whereby the M2 Communications borrowed $150,000 from SSI in exchange for an unsecured guaranty of the debt of SSI up to $1,500,000 until the $150,000 will be paid back to SSI.  The Company believes its obligations, if any, under the Guaranty were satisfied and no amount is due. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included as part of the liabilities of discontinued operations.

Cenfin Default

On September 30, 2015, Roomlinx and its subsidiary SSI received a notice of default under the Amended and Restricted Revolving Credit and Surety Agreement with Cenfin LLC dated March 24, 2014 (the "Credit Agreement").  SSI was unable to pay the amounts due to  Cenfin, LLC and the parties agreed to allow Cenfin to foreclose under Agreement.  This relates to approximately $3,622,275 of indebtedness including approximately $308,772 of accrued interest incurred by SSI which holds Roomlinx's operations prior to the Company's March 27, 2015 acquisition of Signal Point Holdings Corp.  On May 11, 2016 SSI completed the foreclosure sale of substantially all assets of SSI to a non-affiliated third party at a public auction pursuant to Article 9 of the Uniform Commercial Code, and these amounts are included as part of the liabilities of discontinued operations.  The auction took place at the offices of DLA Piper LLP, 203 N. LaSalle Street, Chicago, Illinois 60601.  There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of SSI ceased.

Cardinal Broadband, LLC. Sale:

The Company is in the process of selling its Cardinal Broadband, LLC subsidiary for approximately $375,000.  In accordance with applicable settlement agreement and lender documentation, the proceeds of the sale have been pledged to Cenfin, LLC, a senior debt holder of SSI without any offset.  The transaction closed effective May 1, 2016 and all assets of Cardinal, including its interest in Arista Communications, LLC., have been sold.

IT Hospitality Solutions LLC. v, SignalShare, LLC. And Signal Point Telecommunications Corp.

On February 16, 2016, SignalShare, LLC ("SSLLC") and Signal Point Telecommunications Corp. ("M2 Communications") were served with a complaint filed in Iredell County, North Carolina by IT Hospitality Solutions LLC, a former contractor of SSLLC, seeking damages for breach of contract from SSLLC and M2 Communications.  The companies are reviewing the merit of the complaint and seek to vigorously defend the matter.

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

Legal Proceedings Concerning Our Principal Shareholder, Robert DePalo

Robert DePalo currently owns approximately 31% of the issued and outstanding common stock of M2 Group.  In connection with the SMA described in Item 1 above, Mr. DePalo resigned as a director, officer and/or employee of SPHC (and any subsidiaries thereof), as of March 27, 2015.  As a result, Mr. DePalo has not been and will not be involved in the day to day management of the Company or any of its subsidiaries.  On May 20, 2015, the New York County District Attorney charged Robert DePalo with various offenses relating to foreign investors. Simultaneously, the SEC commenced an action against Mr. DePalo (et al.) in the Southern District of New York based on the same facts alleged by the New York District Attorney.  A copy of the complaint can be found on the SEC's website, www.sec.gov.   The Company takes seriously the New York County District Attorney and SEC actions and will monitor these actions very closely.

The Company has no knowledge and cannot provide any further details regarding these proceedings against Mr. Depalo.  The actions described therein have no relation to the Company or its wholly-owned subsidiaries, SPHC, SSI or DMAG.  However, pursuant to the terms of Mr. DePalo's consulting agreement, the Company is obligated to pay 100% of Mr. DePalo's legal fees whether or not related to the agreement.

On February 24, 2016, Brookville Special Purpose Fund, LLC. ("Brookville"), Veritas High Yield Fund LLC ("Veritas") and Allied International Fund, Inc. ("Allied") (collectively the "Plaintiffs") filed suit in separate actions in the U.S. District Court for the Southern District of New York against Signal Point Holdings Corp., Signal Point Software Development Corp. and Signal Point Telecommunications Corp. ("Defendants") seeking foreclosure on the secured loans with the Defendants and the imposition of a temporary restraining order.  On April 7, 2016, the parties entered into a settlement agreement in lieu of foreclosure upon the following terms:

-   The Defendants affirmed the amounts owed under the secured loans
-   The Defendants made payments to cure the defaults related to Brookville and Veritas and entered into a payment arrangement to cure the arrears related to Allied.
-   Plaintiffs agreed to forbear from foreclosure provided the Defendants entered into a Restructuring, Omnibus Pledge, Security and Intercreditor Agreement which provides for, among other things, the transfer of 100% of the shares of Signal Point Telecommunications Corp. and SignalShare Software Development Corp. to a new holding company under Roomlinx, Inc.
-   The Defendants agreed to meet with the Plaintiffs weekly to discuss operations and other matters.
-   The Defendants agreed to provide notice to Plaintiffs of certain expenses over $25,000.
-   The Defendants reduced the compensation of certain members of the management team.
-   The Parties agreed to mutual releases.
-   The Defendants agreed to indemnify the Plaintiffs for certain claims.

The settlement agreement was filed with the court and, in accordance with its terms, the Plaintiffs ceased foreclosure proceedings.  On April 11, 2016, a Court Order was entered before J. Vernon S. Broderick in the U.S. District Court SDNY, detailing that in lieu of foreclosure proceedings, the Company will transfer the excluded entities into a new holding company with all equity of such entity pledged to Brookville, Veritas and Allied, as well as perfecting  liens against all of the assets.  In exchange for the forbearance of the foreclosure on the assets of the Debtors, the Company agreed to transfer the subsidiaries of SPHC (specifically, M2 Communications and M2 nGage), with the exception of SignalShare LLC and Signal Point Corp., to "NEWCO," a new subsidiary of the Company, so that the subsidiaries of SPHC will become subsidiaries of NEWCO.  The Debtors granted the Secured Parties a lien on the assets of the Debtors and pledged the securities of NEWCO, M2 Communications and M2 nGage to the Secured Parties (collectively, the "Collateral"). NEWCO was formed as Digital Media Acquisition Group Corp. ("DMAG") and the shares of M2 Communications and M2 nGage were transferred to DMAG and the senior secured creditors received stock pledges in the shares of M2 Communications and M2 nGage owned by DMAG as required by the terms of the Settlement Agreement and the relevant loan documents.

Please refer to Section 13 "Certain Relationships and Related Transactions and Director Independence for a description of the relationship of the Plaintiffs to Mr. DePalo.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SYMBOL	TIME PERIOD	LOW	HIGH

MTWO	April 1, - June 30, 2016	$0.27	$0.38
	January 1, - March 31, 2016	$0.21	$0.39

	January 1 - March 31, 2015	$3.00	$10.20
	April 1 - June 30, 2015	$1.90	$5.50
	July 1 - September 30, 2015	$0.85	$2.00
	October 1 - December 31, 2015	$0.21	$1.75

	January 1, - March 31, 2014	$5.40	$24.00
	April 1, - June 30, 2014	$12.00	$18.00
	July 1, - September 30, 2014	$7.20	$16.80
	October 1, - December 31, 2014	$2.40	$8.40

RMLXP	April 1 - June 30, 2016	$0.10	$0.11
	January 1 - March 31, 2016	$0.10	$0.16

	January 1 - March 31, 2015	$0.17	$0.18
	April 1 - June 30, 2015	$0.20	$0.18
	July 1 - September 30, 2015	$0.22	$0.18
	October 1, - December 31, 2015	$0.20	$0.16

	January 1, - March 31, 2014	$6.00	$8.40
	April 1, - June 30, 2014	$12.60	$15.60
	July 1, - September 30, 2014	$12.60	$14.40
	October 1, -December 31, 2014	$10.20	$14.40

The closing bid for the Company's Common Stock on the OTC Pink Limited on August 24, 2016 was $0.26.  As of August 11, 2016, 136,019,348 shares of Common Stock were issued and outstanding (giving retroactive effect to the 1 for 60 reverse stock split and subsequent dividend) which were held of record by approximately 400 stockholders.  As of August 11, 2016, 720,000 shares of Class A Preferred Stock were issued and outstanding which were held of record by a single shareholder although we believe that an estimated 40 beneficial shareholders own Class A Preferred Stock.  As of August 11, 2016, 2,495,000 shares of Series B Preferred Stock were issued and outstanding which were held of record by 17 shareholders.

Dividends

The Company has not paid any cash dividends on its stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends on the Class A Preferred Stock, which bears a 9% cumulative dividend. As of December 31, 2015 accumulated but unpaid Class A Preferred Stock dividends aggregated $224,040. Payments must come from funds legally available for dividend payments.  It is the current intention of the Company to retain any earnings in the foreseeable future to finance the growth and development of its business and not pay dividends on the common stock.

Issuer Purchases of Equity Securities

During 2015, the Company did not repurchase any shares of its common or preferred stock.

Recent Sales of Unregistered Securities

The following sales of unregistered securities occurred during the year ended December 31, 2015, which were not previously reported:

On April 24, 2015, the Company issued 12,603,473 shares of common stock as dividends to its existing shareholders.  The dividend shares are restricted and could not be transferred without the prior written consent of the Company prior to December 31, 2015.  The dividend shares are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") as not involving a "sale" as such term is defined in Section 2(a)(3) of the Securities Act.

On July 30, 2015, the Company issued 61,927 restricted shares to Alan J. Werksman TTEE UTD 2/8/96 in settlement of a claim.  The issuance was exempt from registration pursuant to Section 4(a)(2) under the Securities Act.  The Company relied upon the representations and warranties made by Alan Werksman in the settlement agreement.

There were no placement agents or underwriters involved in the above transactions and no sales commissions were paid.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, the allowance for doubtful accounts, property, plant and equipment valuation and goodwill impairment. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company's reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company's reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible.

Revenue Recognition – M2 Communications derives the majority of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network, carrier and subscription services.

Monthly recurring fees include the fees billed by M2 Communication's network and carrier services customers for lines in service and additional features on those lines. M2 Communication primarily bills monthly recurring fees in advance, and recognizes the fees in the period in which the service is provided.

Usage-based fees consist of fees billed by M2 Communication's network and carrier services customers for each call made. These fees are billed in arrears and recognized in the period in which the service is provided.

Subscriber fees include monthly recurring fees billed by M2 Communication's end-user subscribers for lines in service, additional features on those lines, and usage-based per-call and per-minute fees. Subscriber fees also consist of provision of access to data, wireless, and VoIP services. These fees are billed in advance for monthly recurring items and in arrears for usage-based items, and revenues are recognized in the period in which service is provided.

Deferred Revenue and Customer Prepayments - M2 Communication bills customers in advance for certain of its telecommunications services. If the customer makes payment before the service is rendered to the customer, M2 Communication records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the communications services when the customer receives and utilizes that service, at which time the earnings process is complete.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Our revenues for the years ended December 31, 2015 and 2014 were approximately $10.6 million and $11.3 million, respectively, a decrease of approximately $0.7 million or 6.1%. This decrease primarily relates to a change in the mix of customer services to slightly lower priced products and the loss of some broadband customers due to extremely competitive pricing in the Company's largest market.

Cost of Sales

For the years ended December 31, 2015 and 2014, the cost of sales, excluding depreciation and amortization expenses, which is included in selling, general and administrative expense, were approximately $6.9 million and $8.1 million, respectively; a decrease of approximately $1.2 million or 13.9%, for the year ended December 31, 2015. The decrease reflects a reduction in Broadband and VoIP costs due to less volume plus cost savings due to continued efforts in removing redundancies and excess costs.

Selling, General and Administrative Expense

Total selling, general and administrative expense for the year ended December 31, 2015 and 2014 (excluding non-cash stock based compensation of approximately $21.6 million and $1.9 million in the years ended December 31, 2015 and 2014, respectively) was approximately $7.5 million and $8.5 million, respectively. The net decrease of approximately $1.0 million, or a decrease of approximately 11.8% between the periods reflects cost related to ongoing cost containment efforts.

Operating Loss

Our operating loss increased to approximately $25.4 million for the year ended December 31, 2015 (included non-cash stock based compensation of approximately $21.6 million) compared to approximately $7.2 million (included non-cash stock based compensation of approximately $1.9 million) for the year ended December 31, 2014, for an increase of approximately $18.2 million. This increase is primarily attributable to an increase in non-cash stock based compensation of approximately $19.7 million offset by the resulting improvement in gross margin and cost controls as discussed above.

Non-Operating

Interest expense increased from approximately $0.9 million for the year ended December 31, 2014, to approximately $1.0 million for the year ended December 31, 2015. This increase in interest expense was primarily attributable to the additional interest related to conversion of preferred stock to a note during 2015 and additional financing cost related to managing existing debt.

For the years ended December 31, 2015 and 2014, the Company recognized other expense, net of approximately $15,000 and $98,000, respectively as included in other (expenses) income in the accompanying consolidated statements of operations.

Discontinued Operations

Discontinued operations are the result of the bankruptcy of SignalShare, the Article 9 sale of the assets of SSI and the sale of Cardinal Broadband in the first half of 2016 and the termination of our wholesale telecom business unit in September 2013, resulting in a loss on discontinued operations of approximately $55.1 million (including impairment of goodwill of approximately $46.9) and $3.8 million for years ended December 31, 2015 and 2014, respectively.

Net Loss

For the years ended December 31, 2015 and 2014, the Company experienced net losses attributable to common shareholders of approximately $81.7 million and $12.6 million, respectively, a net increase of approximately $69.0 million. This increase includes impairment of good will included in discontinued operations of approximately $46.9 million and additional stock based compensation recorded in 2015 of approximately $21.6 million. Net loss attributable to common shareholders increased by approximately $2.4 million with exclusion of the goodwill impairment and stock based compensation, which is primarily attributable to the increased payroll costs associated with the addition of software developers to help support our live-fi product, an increase in interest expense and the decrease in operating margins between the years as described above.

Related Party Transactions

CenFin LLC

Since June 5, 2009, the Company has maintained a Revolving Credit, Security and Warrant Purchase Agreement (the "Credit Agreement") with Cenfin LLC ("Cenfin"), an entity principally owned by significant shareholders of the Company (see Note 6 to the Consolidated Financial Statements).  On March 24, 2015, in connection with the closing of the Subsidiary Merger, the Company entered into an amended and restated Revolving Credit and Security Agreement with Cenfin (the "Revolver").  Cenfin consented to the transfer of all of the Company's assets to SSI in consideration of (i) payment of $750,000 to CenFin reducing the balance owed to $3,962,000; and (ii) 7,061,295 shares of M2 Group common stock (5.07% of M2 Group's fully diluted shares).  In addition, all subsequent payments are adjusted based on a pro-ration of the accelerated payment.  The revolving loan is secured by the assets of SSI, but not secured by those of M2 Group (except to the extent not assigned to SSI) and not secured by any assets of SPHC, DMAG or their subsidiaries.  Under a Stock Pledge Agreement, dated as of March 24, 2015, the Company pledged to Cenfin all equity interests of SSI and Cardinal Broadband LLC.  Interest is accrued at the Federal Funds Rate plus 5% per annum, payable quarterly, with a default rate of 13% per annum.  The loan is repayable during the period ending March 15, 2017.  The Revolver provides that CenFin, at its discretion, may lend up to an aggregate of $10,000,000.  The Revolver contains covenants and restrictions customary for a facility of this size.

During the year ended December 31, 2015, the Company made interest payments to Cenfin of $61,431 and principal payments of $573,447.  Amounts outstanding under the Credit Agreement were $3,240,160 plus accrued interest of $160,931 as of December 31, 2015.
On June 30, 2015, the Company entered into the First Amendment (the "First Amendment) to the Amended and Restated Revolving Credit Agreement, dated as of June 30, 2015 (the "Credit Agreement"), by and among the Company, SSI and Cenfin. The material terms of the First Amendment provided that Cenfin would be entitled to 33% of the gross proceeds raised in any equity or debt financing activities by either the Company or SSI, not including operational leases, for so long as there is any outstanding balance under the Credit Agreement for which only SSI is obligated (the "Cenfin Equity Payment Obligation").  In consideration of the First Amendment, the Company and SSI released Cenfin from all claims related to the loan documents.
On October 7, 2015, in settlement of a non-payment default, the Company and SSI entered into a Forbearance Agreement with Cenfin upon the following terms:

●     The interest rate on each Revolving Loan (as defined) was increased to the Federal Funds Rate plus 13%, from 5%.

●     Subject to compliance by the Company and SSI with the terms and conditions of the Second Amendment and the Loan Agreement, Cenfin agreed to forebear from exercising its rights and remedies against SSI with respect to the default for non-payment on September 29, 2015 until the earlier of November 7, 2015 or a Forbearance Default (as defined) occurs (the "Forbearance Period").  SSI also agreed during the Forbearance Period not to make any payments to creditors or lenders of SSI without Cenfin's prior written consent, except for contractual payments, in the ordinary course of business to vendors of SSI.
●     M2 Group (formerly Roomlinx) agreed during the Forbearance Period not to make any payments to any of the creditors or lenders of the Company (other than NFS Leasing) without first giving Cenfin two (2) business days prior written notice, except for contractual payments to vendors in the ordinary course of business.

On November 19, 2015, the Company entered into a Guaranty and Payment Agreement pursuant to which the Company Guaranteed a $150,000 intercompany loan from SSI to the Company and an additional installment payment of $75,000 was made to Cenfin.  Until such time as the $150,000 is repaid to SSI, the Company guaranteed up to $1,500,000 of SSI debt to Cenfin.

On May 11, 2016, completed the Foreclosure Sale of substantially all assets of SSI (other than certain excluded agreements) pursuant to Article 9 of the Uniform Commercial Code.  SSI terminated all of its employees and ceased operations.  The Foreclosure Sale resulted from SSI's inability to pay approximately $3,622,275 of indebtedness to SSI's senior lender, Cenfin, LLC.  The winning bid was made by Single Digits, Inc., an unaffiliated New Hampshire corporation and accepted by Cenfin. There was no relationship between SSI or its affiliates and Single Digits prior to the transaction. The consideration was $700,000 plus SSI's cash on hand at Closing less $207,106.72, such amount representing 75% of deposits received by SSI prior to closing for future installations for which work had not been substantially completed for Hyatt.  The amount of accounts receivables included in the transferred assets was approximately $440,000 as of May 9, 2016.

NFS Leasing, Inc.

On July 31, 2015, certain wholly owned subsidiaries of the Company identified below entered into the following agreements in connection with the conversion of certain equipment leases into secured loans (collectively referenced as the "NFS Loan Documents"):

•	Lease Schedule Termination and Loan Agreement (the "Termination Agreement"), by and between SignalShare, LLC ("SignalShare") and NFS Leasing, Inc. ("NFS");
•	Security Agreement by and between Signal Point Holdings Corp. ("SPHC") and NFS;
•	Promissory Note issued by SignalShare to NFS in the principal amount of $4,946,212 (the "Note");
•	Corporate Guaranty Agreement by and between SPHC and NFS; and
•	First Amendment to the Security Agreement by and between SignalShare and NFS.

The NFS Loan Documents provided that amounts owed by SignalShare to NFS pursuant to certain equipment leases would be converted into secured debt as evidenced by the Note.  The Note provides for SignalShare to make seventy-five consecutive weekly payments of $71,207 with a final payment of $18,887 due upon maturity of the Note on December 19, 2016 (the "Maturity Date"). The Note is secured by subordinated security interests in all of the assets of SignalShare and SPHC.  The Note is also guaranteed by SPHC.  In addition to the payment obligations under the Note, the Termination Agreement provides that SignalShare will make concurrent weekly payments of $28,793 for payments due pursuant to the Master Equipment Lease Number: 2013-218 dated as of March 11, 2013 through the Maturity Date.

In connection with the NFS Loan Documents, the Company issued NFS a Warrant to purchase 1,111,111 shares of Common Stock at an exercise price of $1.80 per share with an exercise period of five years (the "Warrant").

On September 22, 2015, NFS notified SignalShare of a default for non-payment. On September 28, 2015 NFS withdrew the default. In exchange for withdrawing the default, NFS, SignalShare and SPHC agreed that unless NFS, on or before Friday, October 2, 2015, is in receipt of payment in the amount of $389,416 or alternatively, if a forbearance arrangement satisfactory to NFS were not executed between the parties by the close of business (5:00 P.M.) on that day,  NFS would be entitled to renew its Notice of Default to SignalShare and SPHC (with respect to its guaranty), in which event SignalShare and SPHC each would waive all applicable cure periods with respect to such default.

On October 2, 2015, NFS gave notice of default to SignalShare and SPHC and stated that NFS would seek payment from SignalShare under the Note and from SPHC under the Corporate Guaranty Agreement given to NFS by SPHC as security for the converted SignalShare loans.   The parties negotiated a settlement upon the following material terms:

●     SignalShare shall pay NFS via wire transfer the sum of $150,000 within one business day of its receipt of the final payment from one of its customers, which is expected to be received on or about October 30, 2015.

●     SignalShare shall pay NFS the amount of $28,793 via wire transfer on each Monday, commencing October 12, 2015 through Monday November 16, 2015, under the Master Lease. SignalShare has made its first three payments under these terms on October 12, 19 and 26, 2015.
●     SignalShare shall, on or before October 23, 2015, cause UCC termination statements to be filed by each of Brookville and Veritas.
●     On or before November 16, 2015, if SignalShare and SPHC close a bridge loan funding, or any other similar funding event, NFS will receive a $500,000 payment which NFS will apply against the outstanding Term Note in accordance with the provisions of the Note.
●     Upon NFS' receipt of the aforementioned $500,000 payment, NFS, in its sole discretion, may choose to restructure the remaining balance of the Note. In such event the $28,793 weekly Master Lease payments will remain in effect until the leases are paid in full.
●     SignalShare shall, make a payment to NFS in the amount of $20,000 on or before December 1, 2015 as reimbursement of NFS's attorneys' fees and other expenses.
●     SignalShare shall pay the past due Personal Property tax of $50,217 owed to NFS on or before December 15, 2015.
●     One million shares of the Company's common stock will be issued to NFS upon, and subject to, NFS' execution of an Investment Intent Letter agreed to by the Company confirming that the shares are being acquired only for lawful investment purposes under applicable law.
In the event SignalShare or SPHC fails to timely pay to NFS any amounts set forth above, or otherwise fails to timely perform any other obligation set forth above, NFS shall have the right to immediately, upon e-mail notice to SignalShare reinstate the default, with no cure rights.
On November 18, 2015, NFS gave notice of Default to SignalShare and simultaneously gave notice to SPHC that NFS would be seeking payment under the SignalShare note pursuant to the corporate guarantee given NFS by SPHC as security for the converted SignalShare loans.  The parties entered in negotiations in order to remove the default and restructure the obligations.  On November 19, 2015, the parties agreed to restructure the loan and make certain payments to NFS.  The parties formalized the agreement which modified the negotiated settlement resulting from the October 2, 2015 default as follows:

•	The $150,000 payment from the impending customer payment was increased to $250,000.
•	The Company's agreed to share information with NFS and provide status updates.
•	The payment dates associated with NFS' attorneys' fees and tax obligations were extended.
•	SignalShare agreed to pay NFS 20% of any upfront initial Wi-Fi installation payment received.
•	Effective 2/2/2016, the note monthly payment will be effective at a rate of $150,000 a month.
•	Upon receipt of an additional $2,000,000 in funding, the term note will be re-amortized to a monthly payment of $250,000 until the note is repaid.

See Item 3 "Legal Proceedings" regarding the current lawsuit brought by NFS. Subsequently, SignalShare filed for bankruptcy, and these amounts are included in the liabilities of discontinued operations.

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2015, the Company had approximately $36,000 in cash and cash equivalents.  Working capital at December 31, 2015 was a deficit of approximately ($30.0) million as compared to approximately ($9.3) million at December 31, 2014.  The increase in working capital deficit of approximately $20.7 million is primarily due to (i) a reduction in cash approximating $1.5 million, (ii) the additional working capital deficit resulted from the reverse merger of approximately $6.5 million, (iii) an increase in current maturities of debt related to the Company's various existing and new borrowings of approximately $10.8 million, and (iv) increase in deferred revenue of approximately $2.6 million.  The remaining increase in working capital deficit of approximately $2.5 million is the net change in the working capital assets and liabilities.

Operating Activities

Net cash used in operating activities was approximately $4.6 million and $10.2 million for the years ended December 31, 2015 and 2014, respectively.  The decrease in cash used in operations of $5.6 million was primarily attributable to insufficient funds to pay off past due liabilities and the management of accounts payable during 2015.

Investing Activities

Net cash provided by investing activities was approximately $0.8 million for the year ended December 31, 2015 compared to net cash used in investing activities of approximately $0.2 for the year ended December 31, 2014.  Net cash provided by investing activities of approximately $0.8 million for the year ended December 31, 2015 was the cash acquired upon the reverse merger effective March 27, 2015.

Financing Activities

Net cash provided by financing activities was approximately $2.2 million and $11.9 million for the years ended December 31, 2015 and 2014, respectively. In 2015 the majority of cash provided by was from funds received related to issuance of common stock of approximately $1.6 million, various notes of approximately $1.5 million, and contributed capital received from a principal shareholder of approximately $615,000, offset by repayment of related party debt of approximately $0.8 million, payment of dividends to Series A Preferred Stock shareholder of $175,000 and repayments of debt related to discontinued operations of approximately $588,000. In 2014, the majority of the net cash provided by was from the proceed of the sale by the former Chief Executive Officer of the Company and principal shareholder, of shares of his personal Common Stock holdings with net proceeds of approximately $7.8 million paid to the Company and net proceeds received primarily related to capital leases of approximately $5.5 million offset by the net repayment of related party note of  approximately $644,000 and the payment of dividends to Series A Preferred Stock shareholder of $625,000 .

Contractual Obligations

We have operating lease commitments, note payable commitments, and a line of credit commitment. The following table summarizes these commitments at December 31, 2015:

Years ended	Line of	Note		Capital/Finance	Operating	Minimum
December 31,	Credit	Payable		Leases	Leases	Payments
	(Discontinued operations)	(Continuing and Discontinued operations)		(Discontinued operations)	(Continuing and Discontinued operations)	(Continuing and Discontinued operations)
					(b)
2016	$3,240,160	$8,191,905	(a)	$2,580,700	$412,589	$17,082,504
2017	-	281,680		-	339,434	621,114
2018	-	305,056		-	346,567	651,623
2019	-	330,375		-	157,348	487,723
2020	-	357,796		-	15,216	373,012
Thereafter	-	523,678		-	-	523,678
	$3,240,160	$9,990,490		$2,580,700	$1,271,154	$17,082,504

(a)	Included $4,943,782 related to discontinued operations
(b)	Includes $134,564, $55,972, $57,658, $59,384 and $15,216 related to discontinued operations for 2016, 2017, 2018, 2019 and 2020, respectively

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily changes in U.S. and LIBOR interest rates and risk from potential changes in the U.S./Canadian currency exchange rates as they relate to our services and purchases for our Canadian customers.

Foreign exchange gain / (loss)

Transactions denominated in a foreign currency give rise to a gain (loss) which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2015 and 2014, transaction losses were not material.
Translation of Financial Results

Because we translate a portion of our financial results from Canadian dollars to U.S. dollars, fluctuations in the value of the Canadian dollar directly effect our reported consolidated results.  We do not hedge against the possible impact of this risk.  A ten percent adverse change in the foreign currency exchange rate would not have a significant impact on our consolidated results of operations and comprehensive loss or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

M2 nGage Group, Inc. and Subsidiaries
(Formerly Roomlinx, Inc. and Subsidiaries)

Index to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
M2 nGage Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of M2 nGage Group, Inc. (Formerly Roomlinx, Inc.) and Subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M2 nGage Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has incurred recurring net losses, used cash in operating activities, and had negative working capital, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  RBSM LLP

August 29, 2016
New York, New York

M2 nGage Group, Inc. and Subsidiaries (Formerly Roomlinx, Inc. and Subsidiaries) Consolidated Balance Sheets As of December 31, 2015 and 2014

	2015	2014

Assets
Current assets
Cash	$35,570	$1,584,541
Accounts receivable, net	232,388	314,941
Prepaid expenses and deferred cost	237,493	180,268
Deferred finance fees - current	208,858	-
Other current assets	45,613	62,173
Current assets of discontinued operations	9,565,096	3,133,351
Total current assets	10,325,018	5,275,274
Property, equipment and software, net	61,516	10,828
Intangible assets, net	2,004,166	2,104,167
Security deposits	684,179	775,341
Other assets	-	20,575
Other assets of discontinued operations	-	5,800,450
Total Assets	$13,074,879	$13,986,635

Liabilities and Deficit
Current liabilities
Accounts payable	$5,159,171	$4,310,346
Current maturities of notes payable, related party	3,160,622	832,030
Accrued expenses	1,455,098	864,368
Note payable and other obligations, current portion	87,500	-
Deferred revenue and customer prepayments	825,859	756,052
Other current liabilities	702,283	-
Current liabilities of discontinued operations	28,892,528	7,803,134
Total current liabilities	40,283,061	14,565,930
Non-current liabilities
Long-term portion of notes payable, related party	1,798,585	2,067,601
Nonconvertible Series A prefered stock, related party	-	10
Other liabilities of discontinued operations	-	5,040,948
Total non-current liabilities	1,798,585	7,108,559
Total liabilities	42,081,646	21,674,489
Commitments and contingencies	-	-

Deficit
M2 nGage Group, Inc. stockholders' deficit
Preferred stock, par value $0.20 per share, 5,000,000 shares authorized:
Class A - 720,000 and nil shares authorized, issued and outstanding (liquidation preference of $144,000 and $0 at December 31, 2015 and 2014, respectively)	144,000	-
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized and nil and 1,010 shares designated and outstanding at December 31, 2015 and 2014, respectively:
Series A preferred stock, par value $0.01 per share, 1,000 shares designated, nil and 1,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Series B preferred stock, par value $0.01 per share, 10 shares designated, nil and 10 shares issued and outstanding at December 31, 2015 and 2014, respectively	-	-
Common stock, par value $0.001 per share, 400,000,000 shares authorized, 136,019,348 and 115,282,137 shares issued and outstanding at December 31, 2015, and 2014, respectively	136,018	115,282
Additional paid-in capital	105,353,800	45,179,249
Accumulated deficit	(134,629,262)	(52,982,385)
Accumulated other comprehensive loss	(3,556)	-
Total M2 nGage Group, Inc. stockholders' deficit	(28,999,000)	(7,687,854)
Non-controlling interest - discontinued operations	(7,767)	-
Total deficit	(29,006,767)	(7,687,854)
Total Liabilities and Deficit	$13,074,879	$13,986,635

The accompanying notes are an integral part of these consolidated financial statements.

M2 nGage Group, Inc. and Subsidiaries
(Formerly Roomlinx, Inc. and Subsidiaries)
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2015 and 2014

	2015	2014

Revenues	$10,610,520	$11,294,276
Cost of sales, excluding depreciation and amortization which is included in selling, general and administrative expense	6,933,066	8,053,486
Gross margin	3,677,454	3,240,790
Operating Expenses
Selling, general and administrative expense	29,070,604	10,417,592
Total operating Expenses	29,070,604	10,417,592
Operating loss	(25,393,150)	(7,176,802)
Other expense
Interest expense, net	(982,252)	(896,298)
Other (expense) income, net	(14,776)	(97,686)
Total other expense	(997,028)	(993,984)
Loss from continuing operations before income taxes	(26,390,178)	(8,170,786)
Income tax expense (benefit)	-	-
Loss from continuing operations	(26,390,178)	(8,170,786)
Loss from discontinued operations, net of tax	(55,089,466)	(3,825,760)
Net loss	(81,479,644)	(11,996,546)
Less: Net loss attributable to non-controlling interest - discontinued operations	7,767	-
Net loss attributable to M2 nGage Group, Inc.	(81,471,877)	(11,996,546)
Less: Dividends on preferred stock	(175,000)	(600,000)
Net loss attributable to M2 nGage Group, Inc. common shareholders	$(81,646,877)	$(12,596,546)

Other comprehensive loss
Net loss	$(81,479,644)	$(11,996,546)
Currency translation loss	(3,556)	-
Comprehensive losss	(81,483,200)	(11,996,546)
Comprehensive loss attributable to non-controlling - discontinued operations	(11,323)	-
Comprehensive loss attributable to M2 nGage Group, Inc. common shareholders	$(81,471,877)	$(11,996,546)

Loss per share
Basic and diluted loss per common share from
Continuing operations, attributable to M2 nGage Group, Inc. commons shareholders	$(0.20)	$(0.08)
Discontinued operations, attributable to M2 nGage Group, Inc. commons shareholders	(0.42)	(0.03)
Net loss attributable to M2 nGage Group, Inc. common shareholders	$(0.62)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted	130,771,837	113,136,711

The accompanying notes are an integral part of these consolidated financial statements.

M2 nGage Group, Inc. and Subsidiaries (Formerly Roomlinx, Inc. and Subsidiaries) Consolidated Statements of Changes in Deficit For the years ended December 31, 2015 and 2014

											Accumulated	Non-Contolling
	Class A		Series A		Series B				Additional		other	Interest -
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Discontinued	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	loss	Operations	Deficit

Balance at December 31, 2013, as adjusted for reverse stock split and recapitalization	-	$-	1,000	$-	10	$-	109,156,213	$109,157	$26,701,156	$(40,385,839)	$-	$-	$(13,575,526)
Contributed capital from a principal shareholder	-	-	-	-	-	-	-	-	7,826,753	-	-	-	7,826,753
Issuance of common stock for conversion of the Robert DePalo Special Opportunity Fund, related party	-	-	-	-	-	-	2,544,268	2,544	3,050,577	-	-	-	3,053,121
Issuance of common stock for conversion of the Brookville Special Purpose Fund, related party	-	-	-	-	-	-	2,065,606	2,065	3,096,351	-	-	-	3,098,416
Issuance of common stock for conversion of the Veritas High Yield Fund, related party	-	-	-	-	-	-	516,050	516	773,557	-	-	-	774,073
Common stock issued in connection with the acquisition of Incubite	-	-	-	-	-	-	1,000,000	1,000	1,799,000	-	-	-	1,800,000
Stock based compensation	-	-	-	-	-	-	-	-	1,931,855	-	-	-	1,931,855
Preferred stock dividends	-	-	-	-	-	-	-	-	-	(600,000)	-	-	(600,000)
Net loss for the period	-	-	-	-	-	-	-	-	-	(11,996,546)	-	-	(11,996,546)
Balance at December 31, 2014	-	-	1,000	-	10	-	115,282,137	115,282	45,179,249	(52,982,385)	-	-	(7,687,854)
Shares retained by Roomlinx' shareholders in connection with the shares exchange merger transaction	720,000	144,000	-	-	-	-	19,758,619	19,758	35,545,756	-	-	-	35,709,514
Preferred stock dividends of Series A	-	-	-	-	-	-	-	-	-	(175,000)	-	-	(175,000)
Buyback and cancellation of Series A Preferred Stock	-	-	(1,000)	-	-	-	-	-	(2,100,042)	-	-	-	(2,100,042)
Cancellation of Series B Preferred Stock	-	-	-	-	(10)	-	-	-	10	-	-	-	10
Sale of common stock	-	-	-	-	-	-	916,665	916	1,631,043	-	-	-	1,631,959
Shares issued related to settlement	-	-	-	-	-	-	61,927	62	111,407	-	-	-	111,469
Contributed capital from a shareholder	-	-	-	-	-	-	-	-	615,004	-	-	-	615,004
Stock based compensation	-	-	-	-	-	-	-	-	21,596,317	-	-	-	21,596,317
Warrants issued to lenders	-	-	-	-	-	-	-	-	2,419,539	-	-	-	2,419,539
Warrants issued for marketing servies	-	-	-	-	-	-	-	-	355,517	-	-	-	355,517
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(3,556)	-	(3,556)
Net loss for the period	-	-	-	-	-	-	-	-	-	(81,471,877)	-	(7,767)	(81,479,644)
Balance at December 31, 2015	720,000	$144,000	-	$-	-	$-	136,019,348	$136,018	$105,353,800	$(134,629,262)	$(3,556)	$(7,767)	$(29,006,767)

The accompanying notes are an integral part of these consolidated financial statements.

M2 nGage Group, Inc. and Subsidiaries (Formerly Roomlinx, Inc. and Subsidiaries) Consolidated Statements of Cash Flows For the years ended December 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net loss	$(81,479,644)	$(11,996,546)
Adjustment to reconcile loss to net cash used in operating activities -
Depreciation and amortization	3,622	49,472
Amortization of debt discount and deferred financing costs	457,325	175,408
Amortization of intangible asset	100,000	100,000
Bad debt expense, net of recovery	59,440	101,680
Stock based compensation	21,596,317	1,931,855
Non-cash expenses	15,469	-
Stock issued for settlement expense	111,469
Loss from discontinued operations	55,089,466	3,825,760
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	23,113	(131,365)
Increase in prepaid expenses and other current assets	(40,665)	(1,150)
Increase in other assets	(643,211)	(33,466)
Increase in accounts payable and accrued expenses	1,360,290	400,609
Increase in deferred revenue and customer prepayments	69,807	301,476
Cash used in discontinued operations, net	(1,324,000)	(4,930,509)
Net cash used in operating activities	(4,601,202)	(10,206,776)
Cash flows from investing activities
Purchase of machinery and equipment	-	(8,990)
Cash provided by (used) in investing activities of discontinued operations, net	812,756	(169,255)
Net cash provided by (used in) investing activities	812,756	(178,245)
Cash flows from financing activities
Proceeds from issuance of common Stock	1,631,959	-
Contributed capital from principal Shareholder	615,004	7,826,753
Payment of related party loans	(790,980)	(78,044)
Proceeds from notes payable - related party, net	760,000	(644,220)
Proceeds of notes payable, net	789,783	-
Proceeds from (repayment of) capital lease transactions, net	-	(17,643)
Payment of Series A preferred stock dividend	(175,000)	(625,000)
Cash used in financing activities of discontinued operations, net	(587,735)	5,472,630
Net cash provided by financing activities	2,243,031	11,934,476
Effect of foreign exchange fluctuation in cash	(3,556)	-
Net (decrease) increase in cash	(1,548,971)	1,549,455
Cash, beginning of period	1,584,541	35,086
Cash, end of period	$35,570	$1,584,541

Supplementary disclosure of cash flow information
Cash paid during the period for -
Interest	$1,338,638	$866,763
Income taxes	$-	$-

Supplemental disclosure or non-cash investing and financing activities:
Common stock issued in connection with the merger	$35,565,514	$-
Common stock issued in connection with the acquisition of Incubite	$-	$1,800,000
Fixed assets purchased under capital lease obligation	$59,925	$88,000
Equipment purchased under financed lease payable for resale	$-	$33,551
Repayment of capital leases payable made directly by customer	$166,320	$190,697
Conversion of the Robert DePalo Special Opportunity Fund debt into equity	$-	$3,053,121
Conversion of the Brookville Special Purpose fund debt into equity	$-	$3,098,416
Conversion of the Veritas High Yield Fund debt into equity	$-	$774,073
Software development capitalized cost against accounts payable balance	$33,858	$42,820
Equipment purchased against accounts payable balance	$10,636	$-
Accounts receivable and capital lease obligation for finance transactions	$-	$215,670
Equipment purchased for resale and deferred costs incurred against accounts payable balance	$1,947,102	$953,730
Class A preferred stock assumed in connection with the reverse acquisition	$144,000	$-
Repayment of notes payable made directly by customer	$995,753	$466,866
Warrants issued to lenders	$2,419,539	$-
Warrants issued for marketing services	$355,517	$-
Software development costs reclassified into fixed assets	$483,276	$-
Buyback and termination of preferred stock series A and B	$2,100,032	$-
Capital leases converted to as notes payable	$4,946,213	$-

The accompanying notes are an integral part of these consolidated financial statements.

M2 nGage Group, Inc. and Subsidiaries
(Formerly Roomlinx, Inc. and Subsidiaries)
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

1.   Organization

Description of Business – M2 nGage Group, Inc. (formerly Roomlinx, Inc.)  (the "Company", "RMLX' or "M2 Group" or the "Registrant") was incorporated under the laws of the state of Nevada.  The Company, through its subsidiaries, provides high speed wired and wireless broadband services to customers located throughout the United States, turnkey services including all technology, infrastructure and expertise necessary to construct both temporary and permanent broadband wireless networks at large event forums, such as stadiums and concert venues and sells, installs, and services in-room media and entertainment solutions for hotels, resorts, and time share properties; including its proprietary Interactive TV platform, internet, and free to guest and video on demand programming.  The Company also sells, installs and services telephone, internet, and television services for residential consumers.  The Company develops software and integrates hardware to facilitate the distribution of Hollywood, adult, and specialty content, business applications, national and local advertising, and concierge services.  The Company also sells, installs and services hardware for wired networking solutions and wireless fidelity networking solutions, also known as Wi-Fi, for high-speed internet access to hotels, resorts, and time share locations. The Company installs and creates services that address the productivity and communications needs of hotel, resort and time share guests, as well as residential consumers. The Company may utilize third party contractors to install such hardware and software.

Merger - On March 14, 2014, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Signal Point Holdings Corp. ("SPHC" or "Holdings") and Roomlinx Merger Corp., a wholly-owned subsidiary of the Company ("Merger Subsidiary" or "RMLX Merger Corp.").  On February 10, 2015, the Company and SPHC terminated the Merger Agreement due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the Subsidiary Merger Agreement (the "SMA") described in Note 13.  Upon the terms and subject to the conditions set forth in the SMA, RMLX Merger Corp. was merged with and into SPHC, a provider of domestic and international telecommunications services, with SPHC continuing as the surviving entity in the merger as a wholly-owned subsidiary of the Company (the "Subsidiary Merger").  The existing business of the Company was transferred into a newly-formed, wholly-owned subsidiary named SignalShare Infrastructure, Inc. ("SSI").  See Note 13 for additional information.

SPHC is comprised of its wholly owned subsidiaries; M2 nGage Communications, Inc. (formerly Signal Point Telecommunication Corp) ("M2 Communications" or "SPTC"), M2 nGage, Inc. (formerly SignalShare Software Development Corp.) ("M2 nGage" or "SignalShare Software"), SignalShare LLC ("SignalShare") and Signal Point Corp. ("SPC") (see "discontinued operations" Note 6 related to SignalShare and SPC)

SignalShare Infrastructure, Inc. ("SSI") is comprised of its wholly owned subsidiaries Canadian Communications LLC ("CCL"), Cardinal Connect, LLC ("Connect"), Cardinal Broadband, LLC ("CBL"), and Arista Communications, LLC ("Arista"), a 50% owned subsidiary controlled by SSI and Cardinal Hospitality, Ltd. ("CHL") (see "discontinued operations" Note 6).

On July 28, 2016, the Company changed its name from Roomlinx, Inc to M2 nGage Group, Inc.  and subsequently changed the names of its two operating subsidiaries to reflect the new  branding of the Company.  Signal Point Telecommunications Corp. was changed to M2 nGage Communications, Inc. and SignalShare Software Development Corp. was changed to M2 nGage, Inc.

In addition, the corporate structure was changed to realign the businesses pursuant to a settlement agreement related to a related party note payable (see note 8). The M2 Communications and M2 nGage subsidiaries of SPHC were transferred to a new holding company, Digital Media Acquisition Group Corp. (DMAG), and DMAG is the 100% shareholder of both subsidiaries. The Company is the sole owner of DMAG.

The Company is registered to transact businesses within various states throughout the United States.

2.   Reverse Acquisition

On March 27, 2015, the Company entered into and completed a Subsidiary Merger Agreement ("SMA") (more fully discussed in note 13) with SPHC (a private company). Upon closing of the transaction, SPHC's Shareholders transferred their 100% ownership in SPHC's common stock and Series A Preferred Stock in exchange for an aggregate of 115,282,137 shares of the common stock of RMLX (approximately 85.4% of voting control of the Company) on a one-to-one basis plus the assumption of the Class A Preferred Stock of RMLX.  As part of the agreement, RMLX's existing shareholders retained 19,758,619 shares of the Company's Common Stock and 720,000 shares of class A Preferred Stock (representing approximately 14.6% of voting control of RMLX upon consummation of the reverse acquisition) in exchange for 100% of SPHC common stock and Series A Preferred Stock.

For financial accounting purposes, this transaction was treated as a reverse acquisition by SPHC, and resulted in a recapitalization with SPHC being the accounting acquirer and RMLX as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, SPHC, and have been prepared to give retroactive effect to the reverse acquisition completed on March 27, 2015, and represent the operations of SPHC.  The consolidated financial statements after the acquisition date, March 27, 2015 include the balance sheets of both companies at historical cost, the historical results of SPHC and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

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

The fair value of the consideration effectively transferred by SPHC and the group's interest in RMLX is $35,565,514 (19,758,619 shares), the remaining 14.6% of ownership with a per share fair value of $1.80).  Management of the Company followed the guidance of the reverse acquisitions on fair value of the consideration transferred pursuant to ASC 805-40-55-9 to 55-12 and concluded that SPHC's per share fair value of $1.80 is deemed the most reliable measure.

3.   Going Concern Matters

At December 31, 2015, the Company had $35,570 in cash on hand, had incurred a net loss of approximately $81.5 million (including the impairment of goodwill of approximately $47 million) and net cash used of approximately $4.6 million in operating activities for the year ended December 31, 2015.  In addition, the Company had negative working capital (current liabilities exceeded current asset) of approximately $30.0 million. The negative working capital was primarily comprised of approximately $5.2 million of accounts payable, approximately $2.3 million of accrued expenses, deferred revenue and customer prepayment, approximately $3.2 million of debt and approximately $19.3 million of working capital deficit of discontinued operations that is substantially all related to debt and accounts payable.

The Company's cash balance and revenues generated are not currently sufficient and cannot be projected to cover its operating expenses for the next twelve months from the date of this report.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtain additional working capital funds through equity and debt financing arrangements, and restructure on-going operations to eliminate inefficiencies to raise cash balance in order to meet its anticipated cash requirements for the next twelve months from the date of this report.  However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company's ongoing capital expenditures, working capital, and other requirements.  Management intends to make every effort to identify and develop sources of funds.  The outcome of these matters cannot be predicted at this time.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

4.   Summary of Significant Accounting Policies and Principles of Consolidation

Basis of Consolidation - The Company's consolidated financial statements include the financial statements of RMLX and its wholly-owned subsidiaries, SPHC, SSI and DMAG. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations – On May 3, 2016 Cenfin, the senior secured lender of SSI, sold all right, title and interest in substantially all personal property of SSI to the highest qualified bidder at a public auction pursuant to Article 9 of the Uniform Commercial Code.   There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of the company ceased. Meeting the definition under applicable accounting standards of a discontinued operation, all periods presented have been reclassified to present these operations as discontinued operations. Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of the discontinued operations for all periods presented (See Note 6).

Effective May1, 2016, the stock of CBL (including its 50% interest in Arista) were sold. Meeting the definition under applicable accounting standards of a discontinued operation, all periods presented have been reclassified to present these operations as discontinued operations. Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of the discontinued operations for all periods presented (See Note 6).

During January 2016, the Company closed down the operations of SignalShare. This decision was made as a result of a continuing decline in revenue and increasing costs. As a result of the decision to shut down SignalShare, all applicable employees were terminated. On July 5, 2016, SignalShare filed for bankruptcy voluntarily pursuant to Chapter 7 of the Bankruptcy Code.  Accordingly, SignalShare has been classified as discontinued operations in all periods presented. Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of the discontinued operations for all periods presented (See Note 6).

During the year ended December 31, 2013, SPHC closed down the operations of SPC. This decision was made as a result of a continuing decline in revenues, increasing costs and Federal and state regulatory environment that continued to pressure margins in the SPC businesses. As a result of the decision to shut down SPC, all applicable employees were terminated, as were leases for facilities and office space. Meeting the definition under applicable accounting standards of a discontinued operation, all periods presented have been reclassified to present these operations as discontinued operations. Financial information in the consolidated financial statements and related notes have also been revised to reflect the results of the discontinued operations for all periods presented (See Note 6).

SPC operated in the communications services industry providing voice, data, and Internet services through residential and commercial telephone service, Voice over Internet Protocol ("VoIP") enabled services, prepaid and post-paid calling cards, conference calling, and wholesale carrier terminations. It was a registered and certified competitive local exchange carrier ("CLEC") providing local exchange services primarily in the New England region, and was also a licensed and registered interexchange carrier ("IXC") or "long distance" carrier, providing domestic and international long distance services. SPC marketed its services to customers either directly or through reseller channels.

During the year ended December 31, 2013, SSI terminated all hotel contracts serviced by Cardinal Hospitality, Ltd. (see Note 6) meeting the definition under applicable accounting standards for discontinued operations.  The liabilities assumed in connection with the reverse acquisition included $114,012 related to Cardinal Hospitality, Ltd., which has been included in the accompanying consolidated balance sheet as of December 31, 2015 under the line item of "Current liabilities of discontinued operations".

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accounting estimates that require management's most significant and subjective judgments include revenue recognition, the valuation of long-lived assets, goodwill, the valuation and recognition of stock-based compensation expense and acquired indefinite-lived intangible assets. In addition, the Company has other accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, the determination of the useful lives of long-lived assets, the recognition of the fair value of assets acquired and liabilities assumed in business combinations, accruals for estimated tax and legal liabilities, valuation allowance for deferred tax assets, and cost of revenue disputes for communications services. Actual results may differ from these estimates under different assumptions or conditions and such differences could be material.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts - The Company extends credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company's reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company's reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible.

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

The Company performs periodic internal reviews to determine depreciable lives of its property, equipment and software based on input from Company personnel, actual usage and the physical condition of the Company's property, equipment and software.

Accounts Payable Claims and Disputes - The Company has established a systematic approach to record accounts payable based on invoice amount, net of claims filed and acknowledged by vendors, as well as any additional credits received. Billings from carriers frequently require adjustment to reflect the Company's correct usage of those carrier services. All claims by the Company against vendors are netted against payables to those vendors and expect to be settled through credits issued by vendors. Any additional credits received such as late fees usually waived by vendors, are generally insignificant.

Revenue Recognition – M2 Communications derives the majority of its revenue from monthly recurring fees and usage-based fees that are generated principally by sales of its network, carrier and subscription services.

Monthly recurring fees include the fees billed by M2 Communications's network and carrier services customers for lines in service and additional features on those lines. M2 Communications primarily bills monthly recurring fees in advance, and recognizes the fees in the period in which the service is provided.

Usage-based fees consist of fees billed by M2 communications' network and carrier services customers for each call made. These fees are billed in arrears and recognized in the period in which the service is provided.

Subscriber fees include monthly recurring fees billed by M2 communications' end-user subscribers for lines in service, additional features on those lines, and usage-based per-call and per-minute fees. Subscriber fees also consist of provision of access to data, wireless, and VoIP services. These fees are billed in advance for monthly recurring items and in arrears for usage-based items, and revenues are recognized in the period in which service is provided.

Deferred Revenue and Customer Prepayments - M2 Communications bills customers in advance for certain of its telecommunications services. If the customer makes payment before the service is rendered to the customer, M2 Communications records the payment in a liability account entitled customer prepayments and recognizes the revenue related to the communications services when the customer receives and utilizes that service, at which time the earnings process is complete.

Advertising Costs - Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2015 and 2014 were approximately $0 and $269, respectively.

Prepaid Expenses and Other Current Assets - Prepaid expenses and other current assets consist of services, insurance, maintenance contracts and refundable deposits. Other than refundable deposits, prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Cost of sales - Cost of sales consists primarily of leased transport charges and usage costs for local and long distance calls. Leased transport charges are the payments the Company makes to lease the telephone and data transmission lines it uses to connect customers to the Company's network and to connect the Company's network to the networks of other carriers. Usage costs for local and long distance calls are the costs incurred to connect the calls made by customers that are terminated on the networks of other carriers. These costs may include an estimate of charges for which invoices have not yet been received, and may be based upon the estimated number of transmission lines and facilities in service, estimated minutes of use, estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company's service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to have a   material impact on the operating results based on management's historical experience.

Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations or settle any litigation. Actual results may differ from estimates and such differences could be material.

Selling, General and Administrative Expenses - The Company's selling, general and administrative expenses are defined as expenses incurred by the Company that relate directly to the day-to-day operations and the administration of the Company. These costs consist primarily of, but are not limited to, compensation, depreciation and amortization, commissions, selling and marketing, customer service, billing, corporate administration, engineering, personnel and other costs.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and accounts receivable. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for customer credit losses and maintains allowances for anticipated losses. The Company places its cash and cash equivalents in financial institutions insured by the Federal Depository Insurance Corporation, to the maximum amount of that coverage. Additionally, the Company limits its amount of credit exposure to any one institution. The Company has never experienced any losses in these accounts and believes that its credit risk exposure with respect to cash balances held by depository institutions is limited.

Concentrations - The Company currently leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of renewing favorable supplier contracts and timeliness of the supplier in processing the Company's orders for customers, and is at risk related to regulation and regulatory developments that govern the rates to be charged to the Company and, in some instances, whether certain facilities are required to be made available to the Company. The Company has three major suppliers: Verizon Communications, Inc., Level 3 Communications, LLC and Altiva, LLC that account for approximately 59% of its cost of services for the year ended December 31, 2015 and two major suppliers: Verizon Communications, Inc. and Alteva LLC that account for a combined 50% of its cost of services for the year ended December 31, 2014. Verizon, Level 3 Communications and Alteva LLC accounted for a combined 29% of the balance in accounts payable at December 31, 2015. Verizon and Alteva LLC accounted for a combined 28% of the balance in accounts payable at December 31, 2014.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In accordance with the provisions of ASC 350 "Intangibles — Goodwill and Other" ("ASC 350"), the Company does not amortize goodwill or other acquired intangible assets with indefinite useful lives. The Company has identified two reporting units as defined in ASC 350. Goodwill is assessed for impairment at least annually, based upon the Company's estimate of the fair value of the reporting units.

The Company assesses the carrying value of its goodwill at December 31 of each fiscal year. In accordance with the Intangibles - Goodwill and Other Topic, goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by the "Intangibles – Goodwill and Other Topic," that could potentially reduce the fair value of the reporting unit below its carrying value.

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

The Company determined that at March 31, 2015, the goodwill created through the Company's reverse acquisition in connection with the SMA could not be supported through the projected future cash flows of the Company. Accordingly, the Company determined that the goodwill arising from the March 27, 2015 reverse acquisition transaction was impaired and an impairment charge of $42,847,066 was included in the loss from discontinued operations during the year ended December 31, 2015.

In addition, The Company determined that at December 31, 2015, the goodwill remaining on its books from the 2013 acquisition of SignalShare could not be supported through the projected future cash flows of the Company due to the operations being discontinued in January 2016. Accordingly, the Company determined that the goodwill was impaired and an impairment charge of $4,121,284 was included in the loss from discontinued operations during the year ended December 31, 2015.

Impairment of Long Lived Assets - In accordance with ASC 360 "Property, Plant, and Equipment" (the "PP&E Topic"), long-lived assets are periodically evaluated for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In the event that periodic assessments determine that the carrying amount of the asset exceeds the sum of the undiscounted cash flows (excluding interest on any borrowings used to fund the assets) that are expected to result from the use and eventual disposition of the asset, the Company would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. The Company estimates the fair value using available market information or other industry valuation techniques such as present value calculations.
There has been no indication since then that the fair value of that property, plant and equipment has declined.

Deferred finance fees - current - Deferred finance fees - current consist of deferred financing costs associated with debt that has been reclassified as current due to their default status.

Other Assets - Other assets consist primarily of long term leases receivable and long term accounts receivables- leases and direct.

Fair Value of Financial Instruments - We adopted the guidance of ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 -  Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 -  Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 -  Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, loans payable, deferred revenue and other current liabilities approximate their fair market value based on the short term maturity of these instruments. ASC 825-10 "Financial Instruments," allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Foreign Currency Translation and Comprehensive Income (Loss) - The US Dollar is the functional currency of the Company. Assets and liabilities denominated in foreign currencies are re-measured into US Dollars at each reporting period-end exchange rates. Income and expenses are translated at an average exchange rate for the reporting periods, equity is translated at historical rates and the resulting translation gain (loss) adjustments are accumulated as a separate component of the deficit.

Foreign currency gains and losses from transactions denominated in other than respective local currencies are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Earnings Per Share - The Company computes earnings per share by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants.  Potentially dilutive securities, purchase stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares. Outstanding stock options and warrants are not considered in the calculation as the impact of the potential common stock would be anti-dilutive.

Income Taxes - The Company accounts for income taxes using the asset/liability method prescribed by ASC 740, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes," which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Legal and Contingency Reserves - The Company accounts for legal and other contingencies in accordance with ASC 450 "Contingencies." Loss contingencies are accrued by a charge to income if two conditions are met. The first condition is that information existing prior to the issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the fact of the loss. The second condition is that the amount of the loss can be reasonably estimated. There were no legal or contingency reserves that met the requirements to be recorded. See Note 18 for discussion of commitments and contingency matters.

Recent Accounting Pronouncements

ASU 2016-01

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

ASU 2015-17

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company's net deferred tax assets.

ASU 2015-16

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement – Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

ASU 2015-15

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We have adopted ASU 2015-03 on January 1, 2016.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

5.   Acquisitions

Acquisition of Assets of Incubite, Inc. – On December 9, 2014, SPHC and its wholly-owned subsidiary, M2nGage, Inc. (formerly SignalShare Software Development Corp/Signalpoint Media Corp) and Incubite, Inc. ("Incubite") and its members entered into an Agreement and Plan of Reorganization whereby Incubite exchanged the assets of Incubite for interest in SPHC that were distributed to the Incubite Members. The acquisition of Incubite has been accounted for as an asset acquisition.

SPHC paid consideration to the members of Incubite of $1,800,000 comprised of 1,000,000 shares of Common Stock of SPHC issued to the Incubite Members at the Closing.

The following table summarizes the recognized amounts of assets acquired.

Identifiable intangible assets.	$1,800,000
Total consideration	$1,800,000

6.   The Shutdown of SPC, CHL, SignalShare, CBL and SSI and their Presentation as Discontinued Operations

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

Shutdown of CHL

On December 20, 2013, SSI closed down the operations of CHL. This decision was made as a result of a continuing decline in revenues and SSI's decision to not invest in upgrading old technology and the hotels not willing to purchase newer technology.

Shutdown of SignalShare

During January 2016, the Company closed down the operations of SignalShare. This decision was made as a result of a continuing decline in revenue and increasing costs. On July 5, 2016, SignalShare filed for voluntary bankruptcy pursuant to Chapter 7 of the Bankruptcy Code.

Sale of CBL

Effective May 1, 2016, the stock of CBL (including its 50% interest in Arista) were sold to an unaffiliated third party.

Shutdown of SSI

On May 3, 2016 Cenfin, the senior secured lender of SSI, sold all right, title and interest in substantially all personal property of SSI to the highest qualified bidder at a public auction pursuant to Article 9 of the Uniform Commercial Code.   There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of SSI ceased.

Discontinued Operations Presentation

As disclosed above, SPC was closed on June 30, 2013 and all operations at that subsidiary ceased, CHL was closed on December 20, 2013 and all operations at that subsidiary ceased.  SignalShare was closed in January 2016 and filed for bankruptcy on July 5, 2016 and all operations at that subsidiary ceased.  CBL was sold on May 1, 2016 and all operations at that subsidiary ceased.  SSI was closed on May 11, 2016 and all operations at that subsidiary ceased. Therefore, at December 31, 2015 and 2014, these subsidiaries are presented in the consolidated financial statements as discontinued operations and their financial results are summarized as one-line items in the consolidated financial statements.

The primary components of the amounts reported as discontinued operations are summarized in the following table:

Loss from Discontinued Operations

	For the years ended December 31,

	2015	2014

Revenues	$8,378,753	$5,630,918
Cost of sales	7,880,958	5,708,659
Gross profit	497,795	(77,741)
Selling, general and administrative expenses	5,923,213	3,357,619
Impairment of goodwill	46,968,350	-
Other expenses.	(2,845,104)	(526,710)
Other income.	149,406	136,310
Loss from discontinued operations before income taxes	(55,089,466)	(3,825,760)
Income taxes.	-	-
Loss from discontinued operations, net of tax.	$(55,089,466)	$(3,825,760)

Assets and Liabilities of Discontinued Operations

	Balance at December 31,
	2015	2014
Assets
Cash	$267,952	$926,258
Accounts receivable, net	2,230,635	736,321
Leases receivable, current portion	250,464	-
Prepaid expenses and deferred cost	1,431,550	401,250
Equipment Purchased for Sale	2,058,396	1,069,522
Security Deposits	345,261	-
Property, plant and equipment held for sale	867,280	-
Other current assets	2,113,558	-
Total current assets of discontinued operations	9,565,096	3,133,351
Property, plant and equipment, net	-	435,428
Goodwill	-	4,121,284
Security Deposits	-	255,795
Other assets	-	987,943
Total assets of discontinued operations	$9,565,096	$8,933,801

Liabilities
Accounts payable and accrued expenses	$13,808,274	$5,377,354
Line of credit, net of discount, current portion	3,240,161	-
Capital leases payable	2,580,700	2,425,043
Customer deposits	1,767,761	-
Note payable and other obligations, current portion	4,943,782	-
Deferred revenue and Customer Prepayments	2,551,850	737
Total current liabilities of discontinued operations	28,892,528	7,803,134
Non-current lease obligations	-	5,040,948
Total liabilities of discontinued operations	$28,892,528	$12,844,082

Summary of Significant Accounting Policies Related to Discontinued Operations

Accounts Receivable and Allowance for Doubtful Accounts in discontinued operations - The Company extended credit to certain customers in the normal course of business, based upon credit evaluations, primarily with 30 – 60 day terms. The Company's reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company's reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Accounts are written off when they are deemed uncollectible. Further, during 2014, SignalShare entered into an agreement with one of its customers, whereby the collections would be made in 36 monthly installments. As of December 31, 2015 and 2014, $167,820 and $167,820 and $69,925 and $335,640 were accounted as "Accounts Receivable Short Term Direct" and "Accounts Receivable Long Term Direct" which were included in "Accounts receivable, net" and "Other current assets", respectively, in the accompanying consolidated balance sheets as current assets of discontinued operations and as presented above, "Assets and Liabilities of Discontinued Operations".

The Company evaluated outstanding customer invoices for collectability. The assessment and related estimates are based on current credit-worthiness and payment history.  As of December 31, 2015 and 2014, the Company recorded an allowance for doubtful accounts in the amount of approximately $80,000 and $-0-, respectively.

Inventory in discontinued operations - Inventory, principally large order quantity items which are required for the Company's media and entertainment installations, is stated at the lower of cost (first-in, first-out) basis or market.  The Company generally maintains only the inventory necessary for contemplated installations.  Work in process represents the cost of equipment related to installations which were not yet completed.

The Company performs an analysis of slow-moving or obsolete inventory periodically, and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed.  As of December 31, 2015 and 2014, the inventory obsolescence reserve of approximately $113,000 and $-0-, respectively, was mainly related to raw materials, and results in a new cost basis for accounting purposes. Inventory balances are recorded in other current assets in the assets of discontinued operations

Leases Receivable in discontinued operations- Leases receivable represent direct sales-type lease financing to cover the cost of installation.  These transactions result in the recognition of revenue and associated costs in full upon the customer's acceptance of the installation project and give rise to a lease receivable equal to the gross lease payments and unearned income representing the implicit interest in these lease payments.  Unearned income is amortized over the life of the lease to interest income on a monthly basis.  The carrying amounts of leases receivable are reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on an assessment of current creditworthiness and payment history.  As of December 31, 2015 and 2014 no valuation allowance was necessary.

Software Development in discontinued operations- At December 31, 2015 and 2014, SignalShare had incurred and capitalized $483,276 and $444,218, respectively, in software development costs related to its Live-Fi software system. The amounts capitalized represent the costs incurred for the use of outside vendors and do not include the capitalization of internal software development costs.  The Live-Fi software amount is included in the accompanying consolidated balance sheets under the line item "Other assets" at December 31, 2014. During September 2015 the Live-Fi software was fully developed and reclassified to property, plant and equipment held for sale on the December 31, 2015 consolidated balance sheet.

Accounts Payable Claims and Disputes- The Company has established a systematic approach to record accounts payable based on invoice amount, net of claims filed and acknowledged by vendors, as well as any additional credits received. Billings from carriers frequently require adjustment to reflect the Company's correct usage of those carrier services. All claims by the Company against vendors are netted against payables to those vendors and expect to be settled through credits issued by vendors. Any additional credits received such as late fees usually waived by vendors, are generally insignificant.

Revenue Recognition of discontinued operations- SignalShare derives revenues from the construction of both temporary and permanent broadband installation services at large event forums.

SignalShare product sales are only recognized as revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery or service is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

SignalShare also recognizes revenue on the basis of the milestone method for revenue recognition for services delivered related to the installation of temporary or permanent wireless Internet solutions as per the contract arrangement and when the performance and acceptance criteria have been met and agreed to by the customer.

Revenue arises from setting up a Wi-Fi network for an event, an equipment sales contract, an equipment rental contract, consulting services and support and maintenance contracts. The table below describes the accounting for the various components of SignalShare's revenues.

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

SSI enters into contractual arrangements to provide multiple deliverables which may include some or all of the following - system installations and a variety of services related to high speed internet access, free-to-guest, video on demand and iTV systems as well as residential phone, internet and television.  Each of these elements must be identified and individually evaluated for separation. The term "element" is used interchangeably with the term "deliverable" and SSI considers the facts and circumstances as it relates to its performance obligations in the arrangement and includes product and service elements, a license or right to use an asset, and other obligations negotiated for and assumed in the agreement.  Analyzing an arrangement to identify all of the elements requires the use of judgment.  In the determination of the elements included in Roomlinx agreements, embedded software and inconsequential or perfunctory activities were taken into consideration.

Once the Deliverables have been identified, we determine the relative fair value of each element under the concept of Relative Selling Price ("RSP") for which SSI applied the hierarchy of selling price under ASC Topic 605 as follows:

VSOE - Vendor specific objective evidence ("VSOE") is still the most preferred criteria with which to establish fair value of a deliverable. VSOE is the price of a deliverable when a company sells it on an open market separately from a bundled transaction.

TPE - Third party evidence ("TPE") is the second most preferred criteria with which to establish fair value of a deliverable. The measure for the pricing of this criterion is the price that a competitor or other third party sells a similar deliverable in a similar transaction or situation.

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

Hospitality Installation Revenues

Hospitality installations include High Speed Internet Access ("HSIA"), Interactive Television ("iTV"), Free to Guest ("FTG") and Video on Demand ("VOD").  Under the terms of these typical product sales and equipment installation contracts, a 50% deposit is due at the time of contract execution and is recorded as deferred revenue.  Upon the completion of the installation process, deferred revenue is realized.  However, in some cases related to VOD installations or upgrades, the Company extends credit to customers and records a receivable against the revenue recognized at the completion of the installation.

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

At times, SSI entered into arrangements with its customers in which a minimum revenue amount earned from content in a specific hotel will be agreed to by both parties. If the revenue earned by the Company exceeds this minimum revenue amount for a defined period ("Revenue Overage"), SSI may be required to pay to the customer an amount up to the Revenue Overage. The related Revenue Overage amount is recorded as a reduction of the hospitality services revenue.

Residential Revenues

Residential revenues consist of equipment sales and installation charges, support and maintenance of voice, internet, and television services, and content provider residuals, installation commissions, and management fees.  Installations charges are added to the monthly service fee for voice, internet, and television, which is invoiced in advance creating deferred revenue to be realized in the appropriate period.  SSI's policy prohibits the issuance of customer credits during the month of cancelation. SSI earns residuals as a percent of monthly customer service charges and a flat rate for each new customer sign up.  Residuals are recorded monthly. Commissions and management fees are variable and therefore revenue is recognized at the time of payment.

The Company recognizes revenue in accordance with accounting principles generally accepted in the United States ("US GAAP"), specifically Accounting Standards Codification ("ASC") 605 "Revenue Recognition," which requires satisfaction of the following four basic criteria before revenue can be recognized:

a.	There is persuasive evidence that an arrangement exists;
b.	Delivery has occurred or services have been rendered;
c.	The fee is fixed and determinable; and
d.	Collectability is reasonably assured.

The Company bases its determination of the third and fourth criteria above on the Company's judgment regarding the fixed nature of the fee it has charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause it to determine that these criteria likely will not be met for some future transactions, revenue recognized for any reporting period could be materially adversely affected.

Company management continually reviews and evaluates the collectability of revenues. For further information, please see "Accounts Receivable and Allowance for Doubtful Accounts." The Company's management makes estimates of future customer credits and settlements due to various disputes on pricing and other terms of the contracts, through the analysis of historical trends and known events. Provisions for customer credits and settlements are recorded as a reduction of revenue when incurred and estimable. Since any revenue allowances are recorded as an offset to revenue, any future increases or decreases in the allowances will positively or negatively affect revenue by the same amount.

Deferred Revenue and Customer Prepayments of discontinued operations- SignalShare, from time to time, enters into leasing transactions to finance certain customer projects. In these leasing transactions, SignalShare receives payment from the third-party leasing company and uses the cash received to fund the project. All revenues related to these types of projects are deferred until the project is completed and the customer has approved the installation. At that time, SignalShare records the revenue previously deferred as it has no further obligation to the customer and the earnings process is complete. As of December 31, 2015 and 2014, SignalShare recorded $2,351,755 and $737, respectively, in deferred revenue and $937,005 and $398,732, respectively, in prepaid expenses for incomplete customer projects.

Leases Receivable of discontinued operations- As of December 31, 2015, the Company had approximately $269,514 in leases. These leases have terms of 60 months and an average interest rate of 9.5% per annum. The Company did not enter into any new leases in the year ended December 31, 2015. The long term portion in included in other current assets.

Future minimum receipts on leases receivable are as follows:
Years Ended December 31,	Minimum Receipts

2016	$250,464
2017	19,050
$269,514

Property, Plant and Equipment of discontinued operations, net:

Property, equipment and equipment consist of the following:

	Balance at
	December 31,
	2015	2014

Property, Plant and Equipment
Machinery and equipment	$1,402,263	$511,224
Furniture, fixtures and equipment	632,530	3,934
Software.	762,779	127,060
Total property, equipment and software	2,797,572	642,218
Less: accumulated depreciation	(1,930,292)	(206,790)
Property, plant and equipment, net	$867,280	$435,428

During 2014, the Company sold certain assets held for resale for total proceeds of $45,000. The Company recognized a gain of $44,250 on the sale related to this transaction. In addition, during 2014, management evaluated the carrying value of assets held for resale and recorded a write off of $102,238.  Accordingly, the Company recognized $57,988 as loss on sales of assets, net for the year ended December 31, 2014.

Capital Lease Obligations of discontinued operations:

The Company had several capital lease obligations. Property under those capital lease obligations (included in property, equipment and software as per above) at December 31, 2015 and 2014 consist of the following:

	December
	2015	2014

Capital Lease Property
Machinery & equipment	$550,278	$564,228
Software	125,587	125, 587
Less: Accumulated depreciation	(279,800)	(274,815)
Net capital lease property	$396,065	$415,000

Depreciation and amortization expense of leased property under capital lease obligations amounted to $78,859 and $82,303 for the years ended December 31, 2015 and 2014, respectively.

SignalShare Lease Transactions - Capital

Future minimum lease obligations under the capital leases consist of the following at December 31, 2015:

Year	Amount

2016	$2,713,655
Total	2,713,655
Less – amounts representing interest	(338,095)
Present value of net minimum lease payments	2,375,560
Less: Current portion	(2,375,560)
Net long-term portion	$-

SignalShare Lease Transactions – Finances

SignalShare finances certain sales to customers through a third-party leasing company on their behalf. Once the equipment installation is complete, SignalShare recognizes the revenues and costs related to these transactions. Payments to the third-party leasing company are made directly by SignalShare's customer and, if applicable, the customer has the option to purchase the equipment at the end of the lease for an additional payment.

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

SignalShare is the lessee and is ultimately responsible for the payments under the lease. Since the equipment is installed on the customer's property, the customer controls the equipment and the ultimate decision with regard to purchasing the equipment at the end of the lease term, SignalShare records an accounts receivable and a lease liability in its accounting books and records. The accounts receivable and lease liability are offset each month as the customer makes payments directly to the third-party leasing company. Where leases extend beyond twelve months, the related accounts receivable and payable are discounted at the imputed interest rate in the lease. In effect, SignalShare is a guarantor of the lease in the event that its customer does not make the required lease payments. Since the inception of this program in mid-2013, SignalShare has not had to make any lease payments on behalf of any customer.

The lease related accounts receivable and the lease obligations, together with the balance sheet caption that contains each amount are as follows:

	Balance at
	December 31,
	2015	2014

Lease accounts receivable
Current portion (accounts receivable)	$151,672	$149,507
Long-term portion (other assets)	53,468	208,086
Total lease accounts receivable	$205,140	$357,593

Lease obligations
Current portion (capital leases payable)	$205,140	$149,507
Long-term portion (non-current lease obligations).	-	208,086
Total lease obligations	$205,140	$357,593

Leases payable incurred on behalf of customers during the years ended December 31, 2015 and 2014 were $0 and $215,670, respectively. Repayment of capital lease payable made by customers directly to the third party leasing company during the years ended December 31, 2015 and 2014 amounted to $166,320 and $190,697, respectively.

Below is the summary of SignalShare lease transactions at December 31, 2015:

	Capital Leases	Finance Leases	Total

Leases payable - current portion	$2,375,560	$205,140	$2,580,700
Leases payable - long term portion	-	-	-
Total leases payable	$2,375,560	$205,140	$2,580,700

Below is the summary of SignalShare lease transactions at December 31, 2014:

	Capital Leases	Finance Leases	Total

Leases payable - current portion	$2,275,536	$149,507	$2,425,043
Leases payable - long term portion	4,832,862	208,086	5,040,948
Total leases payable	$7,108,398	$357,593	$7,465,991

During the year ended December 31, 2015 and 2014, the Company recorded interest expenses related to these leases of $775,922 and $229,060, respectively.

Accrued interest amounted to $177,926 and $0 as of December 31, 2015 and 2014, respectively, which has been included in accrued expenses in accompanying consolidated balance sheets of discontinued operations.

Line of Credit- Related Party of discontinued operations:

On September 5, 2009, RMLX entered into a Revolving Credit, Security and Warrant Purchase Agreement (the "Credit Agreement") with Cenfin, LLC ("Cenfin"), an entity principally owned by significant shareholders of the Company.  The Credit Agreement permitted us to borrow up to $25 million until September 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of five years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrued interest through October 7, 2015, payable quarterly on the unpaid principal at a rate equal to the Federal Funds Rate at July 15 of each year plus 5%.  On October 7, 2015 the Company and Cenfin executed a forbearance agreement increasing the interest to a rate equal to the Federal Funds Rate at July 15 of each year plus 13% (approximately 13.13% per annum at December 31, 2015). The Credit Agreement is collateralized by substantially all of the assets of SSI, and requires us to maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

The amount outstanding under the Credit Agreement was $3,388,554 at December 31, 2015, which is part of the liabilities assumed in connection with the reverse acquisition transaction completed on March 27, 2015.  These advances will be repaid at various dates between 2015 and 2017.

The Credit Agreement requires that, in conjunction with each advance, RMLX issue Cenfin warrants to purchase shares of our common stock equal to 50% of the principal amount funded divided by (i) $120.00 on the first $5,000,000 of borrowings on or after July 15, 2010 ($4,712,000 as of December 31, 2012) or (ii) thereafter the fair market value of the Company's common stock on the date of such draw for advances in excess of $5,000,000.  The exercise price of the warrants is $120.00 for the warrants issued on the first $5,000,000 of borrowings made after July 15, 2010 and, thereafter, the average of the high and low market price for the Company's common stock on the date of issuance. The exercise period of these warrants expired three years from the date of issuance.

The fair value of warrants issued under of the Credit Agreement using the Black-Scholes pricing model was approximately $2,760,000 which is being amortized and charged to operating results as additional interest expense over the term of the related indebtedness. The unamortized balance of the debt discount was $148,393 at December 31, 2015.  During the year ended December 31, 2015, the Company amortized $190,998 (for the period from March 27, 2015 through December 31, 2015) as debt discount expense. Borrowings outstanding are reported net of the debt discount.

On March 24, 2015, in conjunction with the Subsidiary Merger Agreement, Cenfin entered into an Amended and Restated Revolving Credit Security Agreement with SSI and RMLX (the "Cenfin Infrastructure Credit Agreement").  Pursuant to the Cenfin Infrastructure Credit Agreement, Cenfin consented to the contribution of substantially all the assets of RMLX as of the date of the merger to SSI and Cenfin was accordingly granted a continuing security interest in all of the assets of SSI and a pledge by RMLX of all of the equity of SSI.  Cenfin's security interest in the RMLX assets was thereafter limited to certain non-assignable contracts that remained with RMLX following the merger.

During the year ended December 31, 2015, the Company made interest payments to Cenfin of $61,431 and principal payments of $573,447.  Net amounts outstanding under the Credit Agreement were $3,240,160 plus accrued interest of $160,931 as of December 31, 2015.

On June 30, 2015, Roomlinx entered into the First Amendment (the "First Amendment) to the Amended and Restated Revolving Credit Agreement, dated as of June 30, 2015 (the "Credit Agreement"), by and among the Company, SSI and Cenfin. The material terms of the First Amendment provided that Cenfin would be entitled to 33% of the gross proceeds raised in any equity or debt financing activities by either the Company or SSI, not including operational leases, for so long as there is any outstanding balance under the Credit Agreement for which only SSI is obligated (the "Cenfin Equity Payment Obligation").  In consideration of the First Amendment, the Company and SSI released Cenfin from all claims related to the loan documents.

On October 7, 2015, in settlement of a non-payment default, Roomlinx and SSI entered into a Forbearance Agreement with Cenfin upon the following terms:
●    The interest rate on each Revolving Loan (as defined) was increased to the Federal Funds Rate plus 13%, from 5%.
●    Subject to compliance by the Company and SSI with the terms and conditions of the Second Amendment and the Loan Agreement, Cenfin agreed to forebear from exercising its rights and remedies against SSI with respect to the default for non-payment on September 29, 2015 until the earlier of November 7, 2015 or a Forbearance Default (as defined) occurs (the "Forbearance Period").  SSI also agreed during the Forbearance Period not to make any payments to creditors or lenders of SSI without Cenfin's prior written consent, except for contractual payments, in the ordinary course of business to vendors of SSI.
●    Roomlinx agreed during the Forbearance Period not to make any payments to any of the creditors or lenders of the Company (other than NFS Leasing) without first giving Cenfin two (2) business days prior written notice, except for contractual payments to vendors in the ordinary course of business.
On November 19, 2015, the Company entered into a Guaranty and Payment Agreement pursuant to which the Company Guaranteed a $150,000 intercompany loan from SSI to the Company and an additional installment payment of $75,000 was made to Cenfin.  Until such time as $150,000 is repaid to Cenfin, the Company guaranteed up to $1,500,000 of SSI debt to Cenfin.

Future minimum payments under the line of credit are as follows:

Years ended December 31,	Minimum Payments

2016	$3,388,554
Unamortized Debt Discount	(148,393)
Net line of credit balance	3,240,161
Less Current Portion	(3,240,161)
Net line of credit balance	$-

During the year ended December 31, 2015 and 2014, the Company recorded interest expenses of $207,040 and $0, respectively.

During the year ended December 31, 2015 and 2014, the Company recorded amortization of debt discount of $190,998 and $0, respectively.

Accrued interest amounted to $160,931 and $0 as of December 31, 2015 and 2014, respectively, which has been included in accrued expenses in accompanying consolidated balance sheets of discontinued operations.

Notes Payable of discontinued operations:

FCC note - monthly principal and interest payment of $1,188; interest at 11% per annum; and matures in August 2016.

NFS bridge loans - During the year ended December 31, 2015, SignalShare received bridge loans totaling $1,075,712 (due on September 15, 2015 and October 1, 2015) (including interest of $96,518) for Wi-Fi overlay expansion projects. As of December 31, 2015, $995,753 of these loans have been repaid directly by SignalShare. This note is in default.  See Note 18 "Commitments and of Contingencies."

Tran short term note - During the year ended December 31, 2015, SignalShare borrowed $300,000 on a short term basis. The balance was due on August 1, 2015. On September 11, 2015, SignalShare executed the First Amendment and Allonge to Promissory Note and on November 19, 2015 the Second Allonge and Amendment to Promissory Note which added the accrued interest of $45,000 to the principal balance of the note and establish monthly payment terms with the final payment due in May 2016.

NFS note – On July 31, 2015, the SignalShare converted a series of capital leases into note with the same lender (NFS). The note was for $4,946,213 and is payable in 75 weekly installments of $71,207 including interest at 11.4% per annum. This note is in default. In respect to this arrangement, the Company recorded the deferred financing fees of $377,746 to be amortized over 75 weeks.

For the years ended December 31, 2015 and 2014, the Company amortized $125,915 and $-0- of deferred financing fees, respectively. Unamortized deferred financing costs amounted to $251,830 and $-0- as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had the following outstanding notes payable of discontinued operations:

Amount

FCC note	$8,932
NFS bridge loans	79,959
Tran short term note	345,000
NFS note	4,509,891
Total	$4,943,782

During the year ended December 31, 2015, the Company recorded interest expenses related to discontinued operations of $2,153,886.

Accrued interest amounted to $479,233 as of December 31, 2015, which has been included in accrued expenses in the accompanying consolidated balance sheets of discontinued operations

Noncontrolling Interest of discontinued operations - The Company recognizes non-controlling interest as equity in the consolidated financial statements separate from the parent company's equity (deficit).  Non-controlling interest results from a partner in Arista Communications, LLC ("Arista"), which the Company owned 50% of Arista. The amount of net income (loss) attributable to non-controlling interests is included in consolidated net income (loss) on the consolidated statements of operations and comprehensive loss.  For the year ended December 31, 2015, the non-controlling interests' share of net loss totaled $7,767 (for the period from the reverse acquisition consummation date, March 27, 2015 through December 31, 2015). Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest member.

7.   Property, Equipment and Software, net

Property, equipment and software consist of the following:

	Balance at
	December 31,
	2015	2014

Property, Equipment and Software
Machinery and equipment	$4,635,055	$4,635,055
Equipment offsite	121,808	121,808
Furniture, fixtures and equipment	195,529	141,220
Trucks and autos	36,040	36,040
Total property, equipment and software	4,988,432	4,934,123
Less: accumulated depreciation	(4,926,916)	(4,923,295)
Property, equipment and software, net	$61,516	$10,828

Depreciation and amortization expense was $3,622 and $49,471 for the years ended December 31, 2015 and 2014, respectively. Depreciation and amortization expense for all periods was included in the selling, general and administrative expense caption in the accompanying consolidated statements of operations.

8.   Notes Payable — Related Parties

A summary of the outstanding balance of the various notes payable is as follows:

	Balance at
	December 31,
	2015	2014

Brookville Special Purpose Fund	$2,102,496	$2,284,161
Veritas High Yield Fund, net of $0 and $43,258 unamortized debt discount at December 31, 2015 and 2014, respectively	385,509	615,470
Allied International Fund, Inc.	371,161	-
Allied International Fund Series A	2,100,042	-
Total notes payable – related parties	4,959,208	2,899,631
Less: current portion of notes payable – related parties	(3,160,623)	(832,030)
Long-term portion of notes payable, related party	$1,798,585	$2,067,601

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

Accrued interest related to the Brookville Special Purpose Fund, the Veritas High Yield Fund and the Robert DePalo Special Opportunity Fund was capitalized as part of the balance of these notes payable at December 31, 2013 and are included in the repayment obligations of the Brookville Special Purpose Fund and the Veritas High Yield Fund. The capitalized interest on the Robert DePalo Special Opportunity Fund was included in the conversion of that note payable to SPHC's common equity on March 14, 2014.

For the years ended December 31, 2015 and 2014, the Company amortized $43,259 and $117,708, respectively, of debt discount and $20,575 and $57,702 of deferred financing costs, respectively.

During the year ended December 31, 2015 and 2014, the Company recorded interest expenses of $719,273 and $908,047, respectively, and during the year ended December 31, 2015, the Company recorded interest expenses of $52,304, which has been included in accrued expenses in accompanying consolidated balance sheets.

Accrued interest amounted to $498,321 and $94,935 as of December 31, 2015 and 2014, respectively, which has been included in accrued expenses in accompanying consolidated balance sheets.

On March 27, 2015 and March 30, 2015, the Company entered into two notes with Allied International Fund, Inc. ("Allied") for $255,000 and $275,000, respectively, which were due and payable on April 3, 2015 and April 15, 2015, respectively. Both notes carry interest at twenty percent (20%) per year. As of December 31, 2015 the balance of these two loans are $166,161 and $205,000, respectively.  During the year ended December 31, 2015, the Company recorded interest expenses of $52,304, which has been included in accrued expenses in accompanying consolidated balance sheets.

On October 26, 2015, SPHC and all of SPHC's subsidiaries (the "Subsidiaries") entered into Series A Preferred Termination, Loan and General Release Agreement (the "Series A Agreement"), by and among SPHC, Allied International Fund, Inc. ("Allied") and Roomlinx, whereby the Company agreed to cancel the series A preferred stock in exchange for a Secured Promissory Note, issued by SPHC and all of its subsidiaries to Allied providing total aggregate payments (principal and interest) of $2,700,000 (the "Allied Note"), which is secured by the existing Security Agreement by and between SPHC and Allied, dated as of July 31, 2015.  As of December 31, 2015, the outstanding balance was $2,100,042 and during the year ended December 31, 2015, the Company recorded interest expenses of $27,863, which has been included in accrued expenses in accompanying consolidated balance sheets.

Accrued interest amounted to $80,167 as of December 31, 2015, which has been included in accrued expenses in accompanying consolidated balance sheets.

On February 23, 2016, Brookville Special Purpose Fund, LLC. ("Brookville"), Veritas High Yield Fund and ("Veritas") and Allied (collectively "Plaintiffs") filed suit in separate actions in the U.S. District Court for the Southern District of New York against Signal Point Holdings Corp., Signal Point Software Development Corp. and Signal Point Telecommunications Corp. ("Defendants") seeking foreclosure on the secured loans with the Defendants and the imposition of a temporary restraining order.

On April 7, 2016, M2 Group and Brookville, et al. settled the litigation as follows. SPHC in order to forebear the current foreclosures with its secured lenders, entered into a Restructuring, Omnibus Pledge, Security and Intercreditor Agreement (the "Omnibus Agreement") which M2 Group consented to.

In exchange for the forbearance of the foreclosure on the assets of the Debtors (i.e., SPHC, M2 nGage Communications, Inc. and M2 nGage, Inc.), the Company agreed to transfer the subsidiaries of SPHC (specifically, M2 Communications and M2 nGage), with the exception of SignalShare LLC and SPC, to "Digital Media Acquisition Group Corp., ("DMAG")," a new subsidiary of the Company, so that the subsidiaries of SPHC will become subsidiaries of DMAG.  The Debtors granted the Secured Parties a lien on the assets of the Debtors and pledged the securities of DMAG, M2 Communications and M2 nGage to the Secured Parties (collectively, the "Collateral").

The Parties: (i) reaffirmed the priorities of the Secured Parties in the Collateral; and (ii) agreed that the Secured Parties' subordinated security interest in the assets of Signal Share LLC shall be governed by the terms of the Intercreditor, Modification and Settlement Agreement dated as of November 13, 2015 by and among SPHC, Signal Share, the Secured Parties and NFS Leasing, Inc. ("NFS")  in which agreement NFS acknowledged that it never has, nor will it ever have any security interest in the SPHC Excluded Entities which included a) M2 Communications, b) SPC, c) M2 nGage, d) the Company, e) Signal Point Infrastructure, Inc. and their respective Affiliates.

The Parties agreed to representations, warranties and covenants consistent with the prior Loan Documents.  Upon an event of default, the Secured Parties shall have all remedies confirmed in the Loan Documents at law and equity, and all rights and remedies of a secured party under the UCC.  Any deficiency upon a disposition of the Collateral will bear interest at 15% per annum plus reasonable attorneys' fees.

A schedule of principal payments for the Brookville, Veritas, Allied and Allied International Fund Series A notes payable, by year, is set forth below.

Year	Amount

2016	$3,160,622
2017	281,680
2018	305,056
2019	330,375
2020	357,796
Thereafter	523,678
Total	$4,959,207

9.   Note Payable

 Zencos note – On October 19, 2015, the SPHC borrowed $87,500 on a short term basis from Zencos Consulting LLC. The note was due on November 19, 2015 with interest of $10,000. The note accrued interest at the default rate of 35%. As of the December 31, 2015, no payments have been made on this note.

During the year ended December 31, 2015, the Company recorded interest expenses of $14,363 which has been accrued and included in accrued expenses in the accompanying consolidated balance sheets.

10.   Related Party Transactions — Stockholders

A significant shareholder of the Company manages the Brookville Special Purpose Fund, and the Veritas High Yield Fund.

The SPHC Series A preferred stock is owned by Allied a company whose president is the wife of a major shareholder. The Series A preferred stock was issued to Allied for certain guarantees and other consideration. SPHC recognized Series A Preferred Stock dividends in the amount of $175,000 and $600,000 for the years ended December 31, 2015 and 2014, respectively. Preferred stock dividends payable amounted to $0 and $25,000 as of December 31, 2015 and 2014, respectively, which the December 31, 2014 balance has been included in accrued expenses and was paid in January 2015.  See Note 13.

SAB Management LLC ("SAB") of which Andrew Bressman, Managing Director and Head of Business Development, is a Member, provides consulting services to the Company relating to strategic planning, product development and general business and financial matters.  SAB is being paid at the rate of $425,000 per year.

11.   Accrued Expenses

Accrued expenses consist of the following:

	Balance at
	December 31,
	2015	2014

Cost of service	$446,031	$466,016
Selling, general and administrative expense	867,594	269,916
Compensation	141,473	128,436
Total	$1,455,098	$864,368

12.   Operating Lease Commitments

The Company leases office space in New Jersey under an operating lease that expires in April 2019. The office lease requires the Company to pay escalating rental payments over the terms of the lease. The Company accounts for rent expense in accordance with ASC 840, "Leases" that requires rentals to be charged to operations on a straight-line basis. The Company performs a deferred rent analysis when a new lease is entered into and when the current leases have been renewed or amended. Rent expense for continuing operations was $297,284 and $278,203 for the years ended December 31, 2015 and 2014, respectively.

The following table summarizes the future minimum lease commitments under the non-cancelable operating office lease as of December 31, 2015.

December 31,	Amount

2016	$278,025
2017	283,462
2018	288,909
2019	97,964
Total	$948,360

13.  Equity

On March 27, 2015, the Company and SPHC signed and completed the "SMA". Pursuant to the terms and conditions of a SMA by and among the Company, SPHC, SSI and RMLX Merger Corp., the Company completed the merger with SPHC (the "Closing").  Following the February 10, 2015 termination of a prior Merger Agreement, the SMA was negotiated based upon, among other things, significantly revised settlement agreements with the Company's major creditors.  These included, among other things, Cenfin LLC, the Company's secured lender, obtaining 5% of the approximately 15% of the issued and outstanding fully diluted common stock of the Company following the Merger.  Under the SMA, the Company's wholly-owned subsidiary RMLX Merger Corp., a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly-owned subsidiary of the Company (the "Merger").  The existing business of Roomlinx was transferred into a newly-formed, wholly-owned subsidiary named SSI.  The Company's President and Chief Executive Officer, Michael S. Wasik, resigned from all positions with the parent Company and was named President and Chief Executive Officer of SSI.  As a result of the Merger, the shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of approximately 85% of the Fully Diluted (as defined therein) common stock of the Company in exchange for 100% ownership interest in SPHC's common stock and Series A Preferred Stock.  The merger consideration was determined by the Company, after a thorough review of prospective acquisitions, the benefits of the transaction, including access to capital, increased market opportunities and reach, perceived synergies, efficiencies and other financial considerations, as well as a strategic growth plan contemplated by management of the combined entity.  This transaction has been accounted for as a reverse acquisition where SPHC is the accounting acquirer and RMLX is the acquired company or the accounting acquiree.  Accordingly, the historical financial statements prior to the consummation of the reverse acquisition transaction are those of SPHC.

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

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of common stock to existing stockholders who held 107,007 shares of Common Stock or an aggregate of 12,697,324 shares (9.41% of the fully diluted shares) prior to the consummation of the reverse acquisition transaction.  Cenfin was issued 7,061,295 (5.23% of the fully diluted shares) shares and at consummation, the SPHC shareholders were issued 115,282,137 (85.36% of the fully diluted shares) exclusive of 4,160,000 option shares for one to one basis.  All of the dividend shares and Cenfin shares are subject to a nine-month lock-up agreement, subject to certain registration rights.  Prior to the merger, on March 20, 2015, the Company effected a one-for-sixty reverse stock split (the "Reverse Stock Split") resulting in 107,007 shares of Common Stock to be outstanding.

The foregoing summary of the terms and conditions of the SMA does not purport to be complete, and is qualified in its entirety by reference to the full text of the SMA, which is attached as an exhibit to the Company's Form 8-K filed on April 2, 2015.

As of the closing date, all outstanding shares of the Company's preferred stock described below shall continue to be outstanding until such time as determined by the Company's Board of Directors.  All outstanding Company options are exercisable (at $36.00 or more per share) and all outstanding warrants, continue to be exercisable for the same number of shares at the exercise price, adjusted for the Reverse Stock Split.

In addition to the 115,282,137 shares of common stock issued to the former SPHC shareholders, the 4,160,000 options held by the SPHC option holders and 250,000 warrants held by warrant holders were exchanged on a one for one basis for options and warrants in the Company.

As of December 31, 2015, the Company's equity consisted of the following:

Class A Preferred Stock

 The Company has authorized 5,000,000 preferred shares with a $0.20 par value, of which 720,000 shares have been designated as Class A Preferred Stock.  The Class A Preferred Stock has a liquidation preference of $0.20 per share and is entitled to receive cumulative annual dividends at the rate of 9%, payable in either cash or additional shares of Class A Preferred Stock, at the option of the Company.  As of December 31, 2015, there were 720,000 shares of Class A Preferred Stock issued and outstanding.  Undeclared Class A Preferred Stock dividends accumulated and unpaid as of December 31, 2015 and 2014, were $224,040 and $211,080, respectively; these dividends are not included in accrued expenses.

Series B Preferred Stock.

See Note 19 "Subsequent Events" for information concerning the authorization of Series B Preferred Stock in January 2016.

SPHC Series A Preferred Stock

Pursuant to the SMA, the Company contracted to adopt series A preferred stock of SPHC, which was subsequently redeemed by SPHC. The Preferred Stock ranked senior to all of the Common Stock of SPHC, par value $0.001 per share; in each case as to distributions of assets upon liquidation, dissolution or winding up whether voluntary or involuntary. The Preferred Stock had a liquidation value of $5,000 per share.

On October 26, 2015, M2 Group, SPHC and all of SPHC's subsidiaries (the "Subsidiaries") entered into Series A Preferred Termination, Loan and General Release Agreement (the "Series A Agreement"), by and among SPHC, Allied and M2 Group, whereby the Company agreed to cancel the series A preferred stock in exchange for a Secured Promissory Note, issued by SPHC and all of its subsidiaries to Allied providing total aggregate payments (principal and interest) of $2,700,000 (the "Allied Note"), which is secured by the existing Security Agreement by and between SPHC and Allied, dated as of July 31, 2015.

Dividends payable on the shares of Series A Preferred Stock were initially an aggregate amount equal to one percent (1%) of the aggregate gross revenues per month of the Company and any of its consolidated subsidiaries, joint ventures, partnerships and/or licensing arrangements. Subsequent to entering into the Allied Preferred Stock transaction, the dividend terms were amended such that the amount of the monthly dividend was changed to 1% of revenue or $50,000 per month, whichever calculation produces a higher dividend. As of April 2015, no additional dividends have been declared by the board of directors and pursuant to the buyout no additional dividends are payable.  SPHC recognized Series A Preferred Stock dividends in the amount of $175,000 and $600,000 for the years ended December 31, 2015 and 2014, respectively. Preferred stock dividends payable amounted to $0 and $25,000 as of December 31, 2015 and 2014, respectively, which the December 31, 2014 balance has been included in accrued expenses and was paid in January 2015.

SPHC Series B Preferred Stock

In July 2013, SPHC authorized the issuance of 10 shares of Series B preferred stock ("Series B Preferred Stock") to its majority shareholder. There are no cash and/or cumulative dividends authorized for the Series B Preferred Stock, but the provisions of the Series B Preferred Stock permitted the holder to exercise control over a broad range of the Company actions.

On October 26, 2015, the Company, SPHC and all of SPHC's subsidiaries (the "Subsidiaries") entered into Series B Preferred Termination, Consulting Agreement Modification and Settlement Agreement (the "Series B Agreement"), by and among the Company, SPHC, the Subsidiaries and Robert DePalo ("DePalo"), whereby the Series B preferred stock was cancelled in exchange for the Company agreeing that (subject to shareholder approval and the applicable laws and regulations) it would amend its charter and other relevant documents to provide for (a) the Company not approving any reverse stock splits without the affirmative vote of the holders of at least fifty one percent (51%) of the issued and outstanding common stock (b) for a period of two (2) years the Company will not issue any class of stock with supermajority voting rights, (c) DePalo will have the right to appoint one member to the Board of Directors of the Company, subject to such person not being a relative of DePalo and independent of DePalo, and (d) Until the expiration of the Consulting Agreement, by and between the Company and DePalo, DePalo will be entitled to a monthly payment of $17,500 that shall not be paid, but shall accrue, until the Company and DePalo agree or the Company obtains funding in the amount of $8,000,000 and thereafter payments of accrued arrears and regular payments will continue on a monthly basis for the term of the Consulting Agreement.

Common Stock

Common Stock:    The Company had authorized 400,000,000 shares of $0.001 par value common stock as of December 31, 2015, there were 136,019,348 shares of Common Stock issued and outstanding. As of December 31, 2014 the Company had 115,282,137 shares issued and outstanding.

Contributions by Shareholder

     During 2015, the majority shareholder of SPHC contributed $615,004 which amount was recorded as additional paid-in capital and was allocated to contributed capital from the majority shareholder.

     During 2014, the Company's majority shareholder contributed $7,826,753 which amount was recorded as additional paid-in capital and was allocated to contributed capital from majority shareholder.

Sale of common shares

     During 2015, the Company sold 916,665 shares of its common stock at a price of $1.80 which amount was recorded as additional paid-in capital and was allocated to contributed capital from the majority shareholder.

Common shares issued in settlement

On July 30, 2015, the Company issued 61,927 of its common stock valued at $111,469 in settlement of a claim with a shareholder.  The Company relied upon the representations and warranties made by the shareholder in the settlement agreement.

The purchase of Incubite on December 9, 2014

On December 9, 2014, in exchange for the assets of Incubite, Holdings issued 1,000,000 shares of Common Stock of the Company valued at $1.8 million.

Conversion of debt to equity

On October 14, 2014, in connection with signing the merger agreement, the $3,053,121 balance of The Robert DePalo Special Opportunity Fund was converted into equity using an agreed upon $1.20 per common share exchange price.

In addition, on March 31, 2014, there were additional conversions of Brookville Special Purpose Fund and Veritas High Yield Fund notes payable to equity, both conversions using an exchange price of $1.50 per common share. There were conversions of $3,098,416 of the principal amount of Brookville Special Purpose Fund notes payable into 2,065,607 shares of Holdings' common stock. There were conversions of $774,073 of the principal amount of Veritas High Yield Fund notes payable into 516,050 shares of Holdings' common stock.

14.   Warrants, Stock Option Plans and Stock Appreciation Rights

Warrants:

As of December 31, 2015, the Company had 2,838,888 of warrants outstanding, which were issued in connection with a lender relationship of SignalShare, for marketing related services, and as part of the sale of company common stock under a private placement, as set forth below.

The Company issued 250,000 warrants to NFS during the first quarter of 2015 and 1,111,111 during the third quarter of 2015. The warrants were fair valued at $444,282 and $1,975,257, respectively, and recorded as deferred finance fees and being amortized over a five-year period and 75-week period, respectively. During the year ended December 31, 2015, the Company amortized $691,218 to interest expense related to these warrants. The same was presented and disclosed under the line items "discontinued operations".

The Company issued 200,000 warrants to an outside consultant in connection with marketing services during the third quarter of 2015. The shares were fair valued at $355,517 and recorded as deferred marketing fees and amortized over the balance of 2015 to marketing expense.

Also, during the year ended December 31, 2015 1,277,777 warrants issued with sale of common stock, the same was not valued being the cost of equity transactions.

The following are the assumptions utilized in the estimation of fair value of warrants granted during 2015:

Expected term	5 years
Expected volatility	222%
Risk free interest rate	1.60%
Dividend yield	0%

The following is a summary of warrant activity for the year ended December 31, 2015:

	Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	-	$-	-	$-
Issued	250,000	1,80	4.92	-
Outstanding at January 1, 2015	250,000	1.80	4.92	-
Issued	2,588,888	1.80	4.57	-
Warrants assumed through reverse acquisition	11,214	170.17	-	-
Expired/Cancelled	(11,214)	170.17	-	-
Outstanding and exercisable at December 31, 2015	2,838,888	$1.80	4.51	$-

Stock Options:

In 2004, the Company adopted a long term incentive stock option plan (the "Stock Option Plan") which covers key employees, officers, directors and other individuals providing bona fide services to the Company. On December 27, 2012, subject to stockholder approval, the board of directors voted to amend the Stock Option Plan to (i) adjust the maximum allowable shares of common stock upon exercise of options which may be granted from 1,200,000 to 2,000,000 shares of common stock and (ii) remove the provision from the Stock Option Plan which provided that any shares that are surrendered to or withheld by the Company in connection with any award or that are otherwise forfeited after issuance shall not be available for purchase pursuant to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended.

Pursuant to the terms of the Subsidiary Merger Agreement, in April 2015, the Company adopted the SPHC 2015 employees, Directors and Consultants Equity Incentive Plan (the "2015 Plan").  The purpose of the 2015 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2015 Plan, we are authorized to issue up to 12,000,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2015 Plan will be administered by our board of directors until authority has been delegated to a committee of the Board of Directors.  The options vest as determined by the Board of Directors and are exercisable for a period of no more than 10 years.

A summary of stock option activity under the Stock Option Plan is presented below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	-	$-	-	$-
Granted and Issued	795,000	1.80	4.90
Outstanding at December 31, 2014	795,000	1.80	4.90	-
Granted and Issued	4,885,000	1.80	3.95	-
Options assumed through reverse acquisition	14,221	97.92	-	-
Expired/Cancelled	(484,396)	2.46	-	-
Outstanding at December 31, 2015	5,209,825	2.00	4.18	-
Exercisable at December 31, 2015	2,043,105	2.31	4.18	-
Un-exercisable at December 31, 2015	3,166,720	$1.80	4.19	-

The following are the assumptions utilized in the estimation of stock-based compensation related to the stock options granted for the years ended December 31, 2015 and 2014:

	2015	2014

Expected term	5 years	5 years
Expected volatility	254%	195%
Risk free interest rate	0.58%	1.07%
Dividend yield	0%	0%

Stock Appreciation Right Agreements

On August 12, 2014, the Board of Directors of SPHC authorized Stock Appreciation Rights Agreements (the "Agreements") by and between SPHC and a consultant for the Company (the "Recipients").  These Agreements were adopted by RMLX upon the completion of the reverse merger.  The Agreements granted stock appreciation rights ("SARs") as an inducement for the Recipients to promote the best interests of the Company and its stockholders. The spread between the then fair market value of the Company's common stock, par value $0.001 per share ("Common Stock") on the grant date and the then fair market value of the stock on the date of exercise shall be payable to the Recipients, less applicable tax withholdings.

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of October 30, 2014.

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs vested 50% on January 10, 2015 and 50% on January 10, 2016 and the SARs may only be exercised in the year in which they vest.  Thus, 50% was forfeited.  Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient's employment or other service with the Company is terminated for any reason.
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

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of March 20, 2015:

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest on January 10, 2017 and the SARs may only be exercised in the year in which they vest., thus, 50% were forfeited. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient's employment or other service with the Company is terminated for any reason.

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

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of March 27, 2015:

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest 50% on January 10, 2017 and 50% on January 10, 2018 and the SARs may only be exercised in the year in which they vest. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient's employment or other service with the Company is terminated for any reason.

●	Two executives of SignalShare, SARs were authorized for 2,000,000 shares of Common Stock at $1.80 per share, provided they remain employed by the Company.

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs issued as of August 1, 2015:

The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested. The SARs will vest 50% on January 10, 2017 and 50% on January 10, 2018 and the SARs may only be exercised in the year in which they vest. Vested SARs that remain unexercised at the end of a vesting year will expire at that time. Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient's employment or other service with the Company is terminated for any reason.

●	Steven Vella, Chief Financial Officer, or an entity of his choosing SARs were authorized for 1,500,000 shares of Common Stock at $0.50 per share, provided Mr. Vella remains employed by the Company.

The following are the assumptions utilized in the estimation of stock-based compensation related to the SARs granted for the years ended December 31, 2015:

2015

Expected term	3 years
Expected volatility	216%
Risk free interest rate	0.92%
Dividend yield	0%

A summary of SAR activity is presented below:

	Shares Underlying SARs	Weighted Average Exercise Price	Weighted Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	-	$-	-	$-
Granted and Issued	15,500,000	0.28	2.0	-
Outstanding at January 1, 2015	15,500,000	0.28	2.0	-
Granted and Issued	11,250,000	0.44	1.37	-
Expired/Cancelled	(7,750,000)	0.28	-	-
Outstanding at December 31, 2015	19,000,000	0.37	1.78	-
Exercisable at December 31, 2015	-	-	-	-
Un-exercisable at December 31, 2015	19,000,000	$0.37	1.78	$-

The Company recorded stock-based compensation expense of $21,596,317 and $1,931,855 for the years ended December 31, 2015 and 2014, respectively. The amounts are recorded in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. At December 31, 2015, there was approximately $19.2 million in unrecognized compensation cost related to options and SARs that will be recorded over future periods of approximately three years.

Due to the discontinuance of certain operations via sale and shutdown (see note 19, 1 million unvested SARS and approximately 2.7 million options (1.2 million vested and 1.5 million unvested) terminated through August 18, 2016.

15.   Income Taxes

Tax returns for M2 Group and its subsidiaries have not been prepared and filed for the year ended December 31, 2015. It is not expected that M2 Group and its subsidiaries would have a tax liability for any periods included in the accompanying consolidated financial statements.

At December 31, 2015 and 2014, the Company had federal and state net operating loss carry forwards of approximately $133.1 million and $51.6 million, respectively, that begin to expire in 2022.

	December 31,
	2015	2014

Statutory federal income tax rate	35.0%	35.0%
Combined average statutory state and local income tax rate (7.4%) net of federal benefits	4.8%	4.8%
Net operating losses and other tax benefits for which no current benefit is being realized	(39.8)%	(39.8)%
Effective tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing the deferred tax asset and liabilities result principally from the following for the years ended December 31, 2015 and 2014.
	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$46 ,586,000	$18,071,000
State and local operating loss carryforwards	6,389,000	2,478,000
Less: valuation allowance	(52,975,000)	(20,549,000)
Net deferred tax asset	$-	$-

The Company has not completed its evaluation of NOL utilization Limitations under IRC Section 382, change of ownership rules. If the Company has had a change in ownership the NOL's would be limited as to the amount that could be utilized each year, based on the Internal Revenue Code, as amended.

16.   Arista Communications, LLC.

SSI has a 50% joint venture ownership in, and manages the operations for Arista Communications, LLC ("Arista").  The other 50% of Arista is owned by Wiens Real Estate Ventures, LLC, a Colorado limited liability company ("Weins").  SSI acquired its 50% interest in Arista through its acquisition of Canadian Communications, LLC, on October 1, 2010.

Arista provides telephone, internet, and television services to residential and business customers located in the Arista community in Broomfield, Colorado.  As the operations manager for Arista, in accordance with ASC 810, Consolidation, the Company determined that Arista is a variable interest entity that must be consolidated. M2 Group reports 100% of Arista revenues and expenses in its consolidated statements of operations and comprehensive loss and 100% of Arista assets, liabilities, and equity transactions on its consolidated balance sheets.  M2 Group then records the non-controlling interest allocation.

Financial information for Arista Communications, LLC, for the period from March 27, 2015 (date of Acquisition) to December 31, 2015 is as follows:

Period from March 27, to December 31, 2015

Revenue	$53,991
Direct Costs	(43,663)
Operating expenses	(25,862)
Net loss	$(15,534)

Weins' share of the net loss is $7,767 for the period from March 27, 2015 (date of Acquisition) to December 31, 2015.

Arista has been classified as discontinued operations under SSI, see Note 6.

17.   Pro-forma Financial Information

The following presents the pro-forma combined results of operations of the Company in connection with the reverse acquisition transaction completed on March 27, 2015 for the years ended December 31, 2015 and 2014, after giving effect to certain pro-forma adjustments and assuming the reverse acquisition transaction completed as of the beginning of 2014.

These pro-forma results are presented in compliance with the adoption of Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, and are not necessarily indicative of the actual consolidated results of operations had the acquisitions actually occurred on January 1, 2014 or of future results of operations of the consolidated entities:

	For the years ended December 31,
	2015	2014

Revenues	$10,610,520	$11,294,276
Cost of sales	6,933,066	8,053,486
Gross profit	3,677,454	3,240,790
Selling, general and administrative expenses	29,070,604	10,417,592
Operating loss	(25,393,150)	(7,176,802)
Interest expense, net	(982,252)	(896,298)
Other income, net	(14,776)	(97,686)
Loss from continuing operations before income taxes	(26,081,396)	(8,170,786)
Income taxes.	-	-
Loss from continuing operations	(26,390,178)	(8,170,786)
Loss from discontinued operations	(13,105,307)	(6,496,780)
Net loss	(39,495,485)	(14,667,566)
Net loss attributable to the non-controlling interest – discontinued operations	9,106	8,243
Net loss attributable to M2 nGage Group, Inc.	(39,486,379)	(14,659,323)
Less: Dividends on preferred stock	(175,000)	(600,000)
Net loss attributable to M2 nGage Group, Inc. common shareholders	(39,661,379)	(15,259,323)
Other comprehensive income - currency translation loss	10,196	10,520
Comprehensive loss	$(39,651,183)	$(15,248,803)

These pro-forma financial statements reflect the results of SSI and Signalshare being classified as discontinued operations and therefore being reflected in the lin item above as loss from discontinued operations.

18.   Commitments and Contingencies

Non-Income Taxes

The Company remits state excise tax on various telecommunication services, as it is the Company's position that the telephone service originates in the states where the equipment or customers are located or the services are rendered. State taxing authorities are constantly revising the laws and regulations with regard to telecommunication services and therefore, the Company is subject to potential excise tax in other jurisdictions based upon these constantly changing laws and regulations. However, the Company cannot determine such potential amount as of December 31, 2015.

Litigation

The Company is party to various legal proceedings and claims related to its normal business operations. In the opinion of management, the Company has substantial and meritorious defenses for these claims and proceedings in which it is a defendant, and believes these matters will be ultimately resolved without a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. The aggregate provision for losses related to contingencies arising in the ordinary course of business is not material, individually or in the aggregate, to the consolidated operating results for the years ended December 31, 2015 and 2014.

El Dorado Offices 2, LP

The Company received notice that El Dorado Offices 2, LP ("Landlord") had filed suit against the Company and SignalShare Infrastructure, Inc. associated with amounts due under a terminated office space lease and an associated promissory note.  The Landlord seeks approximately $326,000, plus costs, associated with the failure to repay the promissory note.  The Company was served with the complaint on November 24, 2015 and answered the Complaint.  On June 1, 2016 the matter was settled during court ordered mediation for a total amount of $125,000 paid in installments until October, 2016. Subsequently, the Company had a Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

CLC Networks and Skada

The Company is in receipt of a District Court Civil Summons, dated May 29, 2012, in the matter of "CLC Networks, Inc. and Skada Capital, LLC v. Roomlinx, Inc.", commenced in the District Court of Boulder County, Colorado (the "Action").  The plaintiffs in the Action claimed that the Company owed them certain unpaid sales commissions, including with respect to Hyatt Corporation in connection with that certain Master Services and Equipment Purchase Agreement, as described above under Business. The Company and the plaintiffs executed a settlement agreement in February 2014 for $106,528 to be paid in 19 even monthly installments commencing March of 2014.  As of December 31, 2015 the Company had paid its liability in full.  Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

SignalShare payroll tax matter

SignalShare LLC is in default of its payment obligations for payroll taxes to the IRS for the first and second quarter and part of third quarter of 2015. The amount of trust fund taxes outstanding as of December 28, 2016 March, 2016 is $673,888.63 which includes penalties and interest.  The IRS has filed liens against SignalShare and may pursue personal action against the responsible SignalShare management team members if payment of the trust fund balance is not made.  As a result of this matter, the Company has moved SignalShare's payroll process to its corporate offices in order to strengthen the controls over the payroll functions. Subsequently, the SignalShare filed bankruptcy, these amounts are included in the liabilities of discontinued operations.

SignalShare Office Lease
SignalShare received notice on October 1, 2015 that its lease with Aerial Realty Corp. for office space in Morrisville, NC was being terminated due to non-payment and that the office's locks were changed.  The Landlord expressed its intention to avail itself of all remedies under the lease including the collection of waived rent (equal to $21,875.), attorney's fees, brokerage fees and any other amounts due under the Lease which was under term until March 31, 2020 and approximating total cost of $287,000.  The Company is reviewing its options and the Landlord's claims and cannot determine the ultimate outcome at this time.  A a result of the SignalShare bankruptcy, these amounts are included in the liabilities of dicontinued operations.

TIG

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the "Action").  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.   On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014.  As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys' fees and costs.  Under the Settlement Agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA.  As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. On April 5, 2016, counsel for TIG approached the Company regarding payment deficiencies under the settlement agreement and threatened further legal action.  As of December 31, 2015 the Company has the entire liability due TIG recorded in accounts payable.  Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

ScanSource

The Company received a District Court Civil Summons, dated August 23, 2013, in the matter of "ScanSource v. Roomlinx, Inc.", commenced in the District Court of Greenville County, South Carolina.  The plaintiffs in such action claimed that the Company owed them approximately $473,000 with respect to inventory purchased by the Company. The amount is recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014.   On March 31, 2015, the Company and ScanSource entered into a settlement agreement with respect to such action in which Roomlinx agreed to pay ScanSource a total of $471,000 plus interest as follows: (a) payment of $100,000 on or before June 1, 2015, (b) beginning June 1, 2015, interest accruing on the outstanding balance of 12% per annum until the balance is paid in full, (c) beginning July 1, 2015 and continuing for 12 months thereafter, payment of $8,000 per month, and (d) following the initial 12 month payment schedule set forth in (b), payment of $316,715 in 24 monthly payments according to an amortization schedule agreed to by the Company and ScanSource. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

WFG

The Company is in receipt of a letter dated November 10, 2014 on behalf of Wi-Fi Guys, LLC ("WFG") demanding payment from the Company for amounts relating to development and software services in the amount of $297,000.  The Company evaluated all of its options, including legal options, with respect to the validity of the WFG letter and the alleged grounds for demanding payment and formally responded in a letter dated December 1, 2014 in which the Company denied WFG's claims and additionally made separate counter-claims against WFG. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

Hyatt

The Company received a request for indemnification from Hyatt Corporation ("Hyatt") dated July 3, 2013 in connection with a case brought in US Federal Court in California by Ameranth, Inc., against, among others, Hyatt.  In connection with such case, the plaintiffs have identified the Company's e-concierge software as allegedly infringing Ameranth's patents.  The Company licenses the e-concierge software from a third party and accordingly has made a corresponding indemnification request to such third party.  The Company believes that any such claim may also be covered by the Company's liability insurance coverage and accordingly the Company does not expect that this matter will result in any material liability to the Company.

On March 12, 2012, the Company and Hyatt Corporation ("Hyatt") entered into a Master Services and Equipment Purchase Agreement (the "MSA") pursuant to which the Company has agreed to provide in-room media and entertainment solutions, including its proprietary Interactive TV (or iTV) platform, high speed internet, free-to-guest, on-demand programming and related support services, to Hyatt-owned, managed or franchised hotels that are located in the United States, Canada and the Caribbean.  Under the MSA, Hyatt will use its commercially reasonable efforts to cause its managed hotels to order the installation of the Company's iTV product in a minimum number of rooms in Hyatt hotels within certain time frames.

In December 2012, the Company and Hyatt mutually agreed to suspend certain Hyatt obligations under the MSA that had not been met; including the suspension of the obligations of Hyatt to cause a certain number of rooms in both Hyatt owned and managed properties to place orders for the Company's iTV products within certain time frames. At the time of the December 2012 suspension of these Hyatt obligations, the Company had installed certain services and products in approximately 19,000 rooms (including approximately 9,000 installs of its iTV product) in Hyatt hotels.  During the year ended December 31, 2013, the Company completed the installation of approximately 1,000 additional rooms.  As of December 31, 2015 and December 31, 2014, deposits received on statements of work for Hyatt properties are recorded as customer deposits in the consolidated balance sheets in the amounts of approximately $1,262,000.

In connection with the Merger Agreement, the Company and Hyatt entered into a Waiver and Consent Agreement dated as of March 11, 2014 (the "Hyatt Consent Agreement"), pursuant to which Hyatt provided its conditional consent and approval to the transactions contemplated by the Merger Agreement and any assignment of the Company's assets contemplated thereunder, including the assignment to SSI of the Company's right, title and interest under the MSA and under the Hotel Services & Equipment Purchase Agreements (the "HSAs") entered into by the Company with individual hotel owner entities.

On September 29, 2014, the Company received a letter from Hyatt (the "September 29th Letter") notifying the Company that Hyatt is terminating the HSAs with respect to the following five hotels in which the Company has yet to install any equipment or provide any services – the Hyatt Regency Indianapolis, the Hyatt Regency Greenwich, the Grand Hyatt New York City, the Hyatt Regency Coconut Point and the Hyatt Regency Lake Tahoe (collectively, the "Hotels"). Hyatt's September 29th Letter does not affect any Hyatt hotels under the MSA currently being serviced by the Company.  Hyatt's termination of the HSAs is based on alleged noncompliance by the Company and SSH with certain provisions of the Hyatt Consent Agreement. The Company evaluated the validity of the Hyatt Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit.

Hyatt's September 29th Letter also requested repayment of deposits in the aggregate amount of $966,000 paid to the Company by the Hotels in connection with the HSAs.  A second letter dated November 14, 2014 (the "November 14th Letter") received by the Company from Hyatt demanded repayment of such deposits by November 21, 2014.  Upon evaluating the validity of Hyatt's November 14th Letter and again determining that Hyatt's grounds for terminating the HSA and demanding the return of the aforementioned deposits are without merit, the Company formally responded in a letter to Hyatt dated March 3, 2015 wherein the Company denied Hyatt's claims.  The Company subsequently received a third letter from Hyatt dated March 26, 2015 (the "March 26th Letter") in which Hyatt again demanded the repayment of the aforementioned deposits.  The Company has evaluated the validity of the March 26th Letter and the alleged grounds for terminating the HSAs for the Hotels, and believes such grounds are without merit. The Company has not made any such repayment to Hyatt. On May 4, 2015, the Company received a letter from Hyatt alleging that the Hyatt Consent Agreement did not apply to the merger between Signal Point Holdings Corporation and the Company and further contends that such merger triggered Hyatt's right to terminate the MSA.  The Company believes Hyatt's arguments and conclusion are without merit.

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

AGC

The Company is in receipt of a letter dated April 10, 2015 on behalf of America's Growth Capital, LLC d/b/a AGC Partners ("AGC") demanding payment from the Company for amounts relating to the occurrence of a strategic transaction between the Company and Signal Point Holdings Corp in the amount of $300,000.  The Company has evaluated all of its options, including legal options, with respect to the validity of the AGC letter and the alleged grounds for demanding payment and formally responded in a letter dated April 16, 2015 in which the Company denied AGC's claims.  See Note 19 "Subsequent Events." Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

NFS LITIGATION AND RELATED MATTERS

On January 28, 2016, NFS Leasing, Inc. ("NFS") filed suit against SignalShare, LLC and SPHC, wholly-owned subsidiaries of the Company, for non-payment of amounts due under certain agreements with NFS and two employees of SignalShare, LLC.  NFS seeks $7,828,597, plus interest and attorneys' fees, from SignalShare, LLC and seeks enforcement of certain guarantees of the debt by SPHC and named officers of SignalShare, LLC.  In July 2015, SignalShare, LLC converted certain equipment leases from NFS into a secured Term Loan.  The Note evidencing the loans is secured by a subordinated security interests in the assets of SignalShare and SPHC and is guaranteed by SPHC.  Pursuant to an Intercreditor, Modification and Settlement Agreement, dated as of November 13, 2015 by and among NFS, SPHC, SignalShare LLC and the Company's senior lenders, such Intercreditor agreement excluded any security interest in the parent company, Roomlinx, Inc. or of the subsidiaries of SPHC, which are M2 nGage, M2 Communications, SPC and SSI.  Thus, NFS' suit and claims reside solely in SignalShare LLC and SPHC, but none of the assets (other than SignalShare LLC) of SPHC.  The case was filed in the U.S. District Court for the District of Massachusetts (Civ Action No. 16-10130).   SPHC and SignalShare answered the complaint and are in the process of litigating the matter.    SignalShare LLC and SPHC intend to vigorously defend the matter.

NFS has also sought to include the subsidiaries of the Company in the litigation, including the DMAG.  Pursuant to an Intercreditor, Modification and Settlement Agreement, dated as of November 13, 2015 by and among NFS, SPHC, SignalShare LLC and the Company's senior lenders, such Intercreditor agreement excluded any security interest in the parent company, M2 Group, or of the subsidiaries of SPHC, which are M2 nGage, M2 Communications, SPC and SSI.  Thus, NFS' suit and claims reside solely in SignalShare LLC and SPHC, but none of the assets (other than SignalShare LLC) of SPHC.  However, NFS amended its complaint and added the new subsidiary of the Company, Digital Media Acquisition Group Corp. ("DMAG"), to the case.  It also filed a motion for a preliminary injunction to prevent the corporate restructuring resulting from the Brookville/Veritas/Allied court actions.  On June 15, 2016, NFS withdrew its request for injunctive relief regarding DMAG and was granted an injunction regarding SignalShare, LLC. to prevent the company from making certain payments and required certain information regarding SignalShare. The Company believes the new amended claims are without merit, is opposing such actions and has filed motions to dismiss the claim as it relates to DMAG. The companies will vigorously defend these matters if the parties are unable to resolve the dispute. As a result of the SignalShare bankruptcy filing, the case related to SignalShare is stayed.  On the same day, Joseph Costanzo, a former employee of SignalShare and a codefendant in the litigation, filed a cross claim against SignalShare and SPHC and related parties ("SPHC Parties") alleging that he was induced by SignalShare and the SPHC Parties into entering certain agreements related to NFS.  Any disputes between Costanzo, the SPHC Parties and SignalShare were settled pursuant to a settlement agreement executed between the parties.  Pursuant to the terms of the Settlement Agreement, the parties mutually released each other from any claims and SPHC agreed to pay Joseph Costanzo $92,000 over a period of a year associated with amounts due. Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, these amounts are included in the liabilities of discontinued operations.

Wincomm v. SignalShare.

SignalShare, LLC. received a demand letter from counsel for Winncom Technologies, Inc. demanding payment due under a note previously issued by SignalShare.  The demand seeks payment of the $10,000 outstanding payment.  The demand further states that if the payment is not made, Winncomm will seek payment on the entire note amount, $837,589, and threatens legal action.  SignalShare has contacted Winncom's counsel and will seek to settle the matter amicably.  SignalShare intends to settle the matter but has not provided WinnComm with a settlement offer as of this date.  As a result of the SignalShare bankruptcy, these amounts are included in the liabilities of discontinued operations.

Network Cabling V. SignalShare

Network Cabling sued SignalShare, LLC. seeking $47,755 in damages for failure to pay amounts due.  As a result of the SingalShare bankruptcy, these amounts are included in the liabilities of discontinued operations.

IT Hospitality Solutions, LLC.  v. SignalShare and Signal Point Telecommunications Corp.

On January 27, 2016, IT Hospitality Solutions, LLC. filed suit against Signal Point Telecommunications Corp. ("SPTC") and SignalShare, LLC. in the Superior Court of Irenell County, North Carolina alleging failure to pay certain amounts due in the amount of approximately $453,850.  On April 11, 2016, SPTC and SignalShare filed motions to dismiss for failure to state claims upon which relief can be granted.  The companies intend to vigorously defend this case. As a result of the SingalShare bankruptcy, any claims related to SignalShare will be addressed by the bankruptcy court.

See also "Legal Proceedings Concerning Our Principal Shareholder, Robert DePalo.

Cenfin Corporate Guaranty

On November 19, 2015, SignalShare Infrastructure, Inc. ("SSI") and the Company entered into a Guaranty and Payment Agreement with Cenfin LLC, a senior lender of the Company, whereby the SPTC borrowed $150,000 from SSI in exchange for an unsecured guaranty of the debt of SSI up to $1,500,000 until the $150,000 was paid back to Cenfin.  As of this date, the amount has been paid in full.

Cenfin Default

On September 30, 2015, M2 Group and its subsidiary SSI received a notice of default under the Amended and Restricted Revolving Credit and Surety Agreement with Cenfin LLC dated March 24, 2014 (the "Credit Agreement").  SSI was unable to pay the amounts due to  Cenfin, LLC and the parties agreed to allow Cenfin to foreclose under Agreement.  This relates to approximately $3,622,275 of indebtedness including approximately $308,772 of accrued interest incurred by SSI  which holds RoomLinx's operations prior to the Company's March 27, 2015 acquisition of Signal Point Holdings Corp.  On May 11, 2016 SSI completed the foreclosure sale of substantially all assets of SSI to a non-affiliated third party at a public auction pursuant to Article 9 of the Uniform Commercial Code.  The auction took place at the offices of DLA Piper LLP, 203 N. LaSalle Street, Chicago, Illinois 60601.  There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of the company ceased.
Cardinal Broadband, LLC. Sale:

The Company is in the process of selling its Cardinal Broadband, LLC subsidiary for approximately $375,000.  In accordance with applicable settlement agreement and lender documentation, the proceeds of the sale have been pledged to Cenfin, LLC, a senior debt holder of the Signal Share Infrastructure, Inc., without any offset.  The transaction closed on May 1, 2016, as a result all assets and operations for Cardinal Broadband, including its interest in Arista Communications, Inc., were sold.

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

Legal Proceedings Concerning Our Principal Shareholder, Robert DePalo

Robert DePalo currently owns approximately 31% of the issued and outstanding common stock of M2 nGage Group, Inc.  In connection with the SMA described in Item 1 above, Mr. DePalo resigned as a director, officer and/or employee of SPHC (and any subsidiaries thereof), as of March 27, 2015.  As a result, Mr. DePalo has not been and will not be involved in the day to day management of the Company or any of its subsidiaries.  On May 20, 2015, the New York County District Attorney charged Robert DePalo with various offenses relating to foreign investors. Simultaneously, the SEC commenced an action against Mr. DePalo (et al.) in the Southern District of New York based on the same facts alleged by the New York District Attorney.  A copy of the complaint can be found on the SEC's website, www.sec.gov.   The Company takes seriously the New York County District Attorney and SEC actions and will monitor these actions very closely.

M2 nGage Group, Inc. has no knowledge and cannot provide any further details regarding these proceedings against Mr. DePalo.  The actions described therein have no relation to the Company or its wholly-owned subsidiary, SPHC.  However, pursuant to the terms of Mr. DePalo's consulting agreement, the Company is obligated to pay 100% of Mr. DePalo's legal fees whether or not related to the agreement.

Other

The Company is dependent on the use of incumbent local exchange carriers' local and transport networks and access services to provide telecommunications services to its customers. Charges for leasing local and transport network components and purchasing special access services historically have made up a significant percentage of both the Company's and the Predecessor Company's overall cost of providing telecommunications services to its customers. These network components and services are purchased in each market through interconnection agreements, special access contracts, commercial agreements or a combination of such agreements from the incumbent local exchange carrier, or, where available, from other wholesale network service providers. These costs are recognized in the period in which the services are delivered and are included as a component of the Company's cost of sales.

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

19.   Subsequent Events

DePalo Related Entity Litigation:

On February 23, 2016, Brookville, Veritas and Allied ("Plaintiffs") filed suit in separate actions in the federal District Court for the Southern District of New York against SPHC, M2 Communications and M2 nGage  ("Defendants") seeking foreclosure on the secured loans with the Defendants and the imposition of a temporary restraining order.

On April 7, 2016, the Company and Brookville et al. settled the litigation as follows.   The Company, in order to forebear the current foreclosures with its secured lenders, entered into a Restructuring, Omnibus Pledge, Security and Intercreditor Agreement (the "Omnibus Agreement").   The Omnibus Agreement is among the Company, SPHC, a wholly-owned subsidiary of the Company, M2 Communications, a wholly-owned subsidiary of SPHC, and M2 nGage, a wholly-owned subsidiary of SPHC.  SPHC, M2 Communications and M2 nGage are collectively referred to as the "Debtors."  Brookville, Veritas and Allied are collectively referred to as the "Secured Parties," and collectively with the Debtors, referred to as the "Parties."

In exchange for the forbearance of the foreclosure on the assets of the Debtors, the Company agreed to transfer the subsidiaries of SPHC (specifically, M2 Communications and M2 nGage) with the exception of SignalShare LLC and SPHC to "NEWCO," a new subsidiary of the Company, so that the subsidiaries of SPHC will become subsidiaries of NEWCO.  The Debtors granted the Secured Parties a lien on the assets of the Debtors and pledged the securities of NEWCO, M2 Communications and M2 nGage to the Secured Parties (collectively, the "Collateral").

The Parties: (i) reaffirmed the priorities of the Secured Parties in the Collateral; (ii) agreed that the Secured Parties' subordinated security interest in the assets of Signal Share LLC shall be governed by the terms of the Intercreditor, Modification and Settlement Agreement dated as of November 13, 2015 by and among SPHC, Signal Share, the Secured Parties and NFS Leasing, Inc. ("NFS")  in which agreement NFS acknowledged that it never has, nor will it ever have any security interest in the SPHC Excluded Entities which included a) M2 Communications, b) SPC,  c) M2 nGage, d) the Company, e) Signal Point Infrastructure, Inc. and their respective Affiliates and (iii) agreed the Secured Parties and SPTC shall notice EBF Lending to the transactions contemplated by the Omnibus Agreement, since EBF has filed liens on SPTC redated to an accounts receivable line of financing to which the Secured Parties have consented and any payments or amounts owed EBF will continue as is as was from either NEWCO or other applicable entity.

The Parties agreed to representations, warranties and covenants consistent with the prior Loan Documents.  Upon an event of default, the Secured Parties shall have all remedies confirmed in the Loan Documents at law and equity, and all rights and remedies of a secured party under the UCC.  Any deficiency upon a disposition of the Collateral will bear interest at 15% per annum plus reasonable attorneys' fees.

Please refer to Item 13 "Certain Relationships and Related  Transactions  and Director Independence" -  for a description of the relationship of the Plaintiffs to Mr. DePalo.

TIG

The Company received a letter from Technology Integration Group ("TIG") demanding payment of approximately $2,430,000 with respect to inventory and services that the Company purchased from TIG.  TIG subsequently filed an action in California State Court (Case No. 37-2012-00046436-CU-BC-NC (the "Action").  On September 23, 2014, the Company entered into a Settlement Agreement and Mutual General Release with TIG.  The Settlement Agreement was conditioned on the SPHC merger taking place.   On March 24, 2015, the Company, Michael S. Wasik, Anthony DiPaolo and SSI entered into the Settlement Agreement and Mutual General Release with PC Specialists Inc. (d/b/a TIG), replacing the agreement signed in the fourth quarter of 2014.  As of March 23, 2015, the Company owed TIG $3,003,267, consisting of $2,064,223 for equipment purchased and stored, $879,998 of interest on such amount and $59,046 of attorneys' fees and costs.  Under the Settlement Agreement, the Company agreed to pay a settlement amount of $1,919,239, of which $400,000 was paid by SPHC upon the closing of the SMA.  As a result, the Company, Wasik and DiPaolo were released from the Action and TIG consented to the transfer of rights and obligations under the Settlement Agreement to SSI with no recourse to the Company or SPHC. On April 5, 2016, counsel for TIG approached the Company regarding payment deficiencies under the settlement agreement and threatened further legal action.  The parties are in discussions regarding becoming current and potential restructuring on the settlement agreement terms.  On May 5, 2016, TIG defaulted SSI and sought to enforce its rights under the Settlement Agreement.  As of December 31, 2015 the Company had the entire liability due TIG recorded in accounts payable.   Subsequently, the Company completed the Foreclosure Sale of substantially all assets of SSI, and these amounts are included in the liabilities of discontinued operations.

IT Hospitality Solutions, LLC.  v. SignalShare and Signal Point Telecommunications Corp.

On January 27, 2016, IT Hospitality Solutions, LLC. filed suit against Signal Point Telecommunications Corp. ("SPTC") and SignalShare, LLC. in the Superior Court of Irenell County, North Carolina alleging failure to pay certain amounts due in the amount of approximately $453,850.01.  On April 11, 2016, SPTC and SignalShare filed motions to dismiss for failure to state claims upon which relief can be granted.  The companies intend to vigorously defend this case.

Cenfin Default

On September 30, 2015, Roomlinx and its subsidiary SSI received a notice of default under the Amended and Restricted Revolving Credit and Surety Agreement with Cenfin LLC dated March 24, 2014 (the "Credit Agreement").  SSI was unable to pay the amounts due to Cenfin, LLC and the parties agreed to allow Cenfin to foreclose under Agreement.  This relates to approximately $3,622,275 of indebtedness including approximately $308,772 of accrued interest incurred by SSI which holds Roomlinx's operations prior to the Company's March 27, 2015 acquisition of Signal Point Holdings Corp.  On May 11, 2016, SSI completed the foreclosure sale of substantially all assets of SSI to a non-affiliated third party at a public auction pursuant to Article 9 of the Uniform Commercial Code, these amounts will now be included as part of the discontinued operations.  The auction took place at the offices of DLA Piper LLP, 203 N., LaSalle Street, Chicago, Illinois 60601.  There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of the company ceased.

Cardinal Broadband, LLC. Sale:

On May 1, 2016 the Company sold Cardinal Broadband, LLC a subsidiary of SSI for approximately $375,000.  In accordance with applicable settlement agreement and lender documentation, the proceeds of the sale have been pledged to Cenfin, LLC, a senior debt holder of SSI, without any offset. Accordingly, CBB has been classified as discontinued operations, see Note 6.

Shutdown of SignalShare:

During January 2016, the Company closed down the operations of SignalShare. This decision was made as a result of a continuing decline in revenue and increasing costs. On July 5, 2016, SignalShare filed for voluntary bankruptcy pursuant to Chapter 7 of the Bankruptcy Code.  Accordingly, Signalshare has been classified as discontinued operations, see Note 6.

Shutdown of  SSI:

On May 3, 2016 Cenfin, the senior secured lender of SSI, sold all right, title and interest in substantially all personal property of SSI to the highest qualified bidder at a public auction pursuant to Article 9 of the Uniform Commercial Code.   There was one bidder and the transaction closed on May 11, 2016 and all employees of SSI were terminated and the operations of the company ceased.  Accordingly, SSI has been classified as discontinued operations, see Note 6.

Issuance of Series B Preferred Stock

Subsequent to December 31, 2015 the company issued 2,495,000 shares of preferred series B stock for $2,495,000 to 17 shareholders. The stock carries an annual interest of 10% and is convertible into common stock of the company at $0.28 per share at the Company's option. In addition, for every Series B Preferred share purchased a warrant to purchase three shares of the Company's common stock for $.40 was issued.

Amendments to Articles of Incorporation or Bylaw

Subsequent to December 31, 2015, the Company filed an Amendment to Certificate of Designation After Issuance of Class or Series (the "Amendment") for the Series B Convertible Preferred Stock ("Preferred Stock") with the Secretary of State of Nevada on March 25, 2016.  The Amendment increased the number of Series B Preferred Stock from 2,000,000 shares authorized to 3,000,000 shares authorized.

On July 28, 2016, Roomlinx, Inc., a Nevada corporation, amended its Articles of Incorporation to change its name to M2 nGage Group, Inc.  In addition, the Company's trading symbol in the over-the-counter market has been changed to MTWO from RMLX.

Change in Officers

On July 7, 2016, the Board of directors appointed Aaron Dobrinsky president and Christopher Broderick Treasurer of M2 Group. On May 5, 2016, Joseph Costanzo resigned all positions with M2 Group and its affiliated companies.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, because our internal controls over financial reporting are not effective, as described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").  Management assessed the effectiveness of the Company's internal control over its financial reporting as of December 31, 2015. In undertaking this assessment, management used the criteria set forth by the Committee of the Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework.

As of December 31, 2015, based on management's assessment as described above, we have determined that the Company did not maintain effective controls over financial reporting. Specifically, due to the limited number of individuals within our accounting functions and department turn-over in the fourth quarter, we had a lack of segregation of duties and a lack of adequate resources, including headcount, to ensure timely identification, resolution and recording of accounting matters. Since these controls have a pervasive effect across the organization, management has determined that these circumstances constitute a significant deficiency in internal control over financial reporting. We did not effectively implement comprehensive entity-level internal controls and financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts. Due to a significant deficiency identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.  As of December 31, 2015, the Company has implemented certain internal control procedures related to the purchase order cycle and review procedures to address timely identification of accounting matters.  We will continue to implement appropriate processes and measures to remediate this significant deficiency. A search for a permanent Chief Financial Officer is under way.

In light of this significant dificiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with U.S. GAAP.  Accordingly, management believes that despite our signficant deficiency, our consolidated financial statements for the year ended April Dedember 31, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

The Company has just discovered and confirmed that management's report was subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC, Sarbanes Oxley Act Section 404(b) on the effectiveness of the Company's internal control over financial reporting for incusion in this Annual Report on Form 10-K.  The Company will engage a third party SOX consulting firm to assist the formal documentation of management's assessment of the Company's internal control over financial reporting.  Also, the Company will engage its registered public accounting firm to conduct an audit on its internal control over financial reporting.  The Company will amend its Form 10-K upon completion of the audit and will include an attestation report of its registered public accounting firm in its amendment to Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION:

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND COROPORATE GOVERNANCE

As set forth above under "Item 1.  Business - Subsidiary Merger Agreement ("SMA")," all officers and directors of the Company resigned on March 27, 2015, pursuant to the terms and conditions of the SMA.  Set forth below is certain background and biographical information concerning our directors:
Name	Age	Position

Aaron Dobrinsky	52	Chairman of the Board and President.

Christopher Broderick	54	Chief Operating Officer, Treasurer, Interim Chief Financial Officer and Director.

The following table sets forth the names, positions and ages of our executive officers and directors as of this report; directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Aaron Dobrinsky was elected Chairman of the Board and a Director of the Company on March 27, 2015 and President on July 7, 2016.  He served as Chief Executive Officer of the Company from March 27, 2015 until January 4, 2016.  He had been the President of SPHC from December 12, 2012 until January 4, 2016.  Prior to that he served as Chief Executive Officer of Wave2Wave from September 2010 to July 2012. Since January 2006, Mr. Dobrinsky has served as President of Dobrinsky Management, Inc. (DMI), a management consulting and advisory firm providing strategic, operational and financial guidance to startup and mid-stage companies. Mr. Dobrinsky also served as interim-chief executive officer of KSR, an online national specialty supermarket from June 2009 through September 2010. Mr. Dobrinsky was an executive member of the board of directors of Roomlinx, Inc. from June 2004 through November 2005, where he also served as chief executive officer from June 2004 through November 2005. Mr. Dobrinsky founded GoAmerica (now Purple Communications) in 1996, and from 1996 to June 2008, he served as the chairman of its board of directors. He also served as president of GoAmerica until November 2000 and chief executive officer until January 2003. Mr. Dobrinsky served as chairman of the board of directors of Purple Communications from 2003 through 2009 and rejoined the board of directors in March 2010 as a director. He also served as a strategic advisor to the board of directors of Purple Communications. Mr. Dobrinsky has served as a board advisor and board member for several private companies and non-profit organizations. Mr. Dobrinsky received his BA in Economics and Finance from Yeshiva University and he attended New York University School of Business where he studied Marketing and Finance.   The Company determined that Mr. Dobrinsky is qualified to serve on the Board of Directors based on his prior service to the Company, as well as his particular knowledge and extensive experience in the telecommunications industry, including that with SPHC.
Christopher Broderick was elected Chief Operating Officer and a Director of the Company on March 27, 2015.  He was named Interim Chief Financial Officer in January 2016 and Treasurer on July 7, 2016.   He has served as Chief Operating Officer of SPHC since October 17, 2012. Mr. Broderick has 30 years of experience in the telecommunications industry and is responsible for the Company's domestic network operations of wired and wireless topologies, supporting voice, data, internet products and services. He is also the operational leader for the development and build-out of SPHC's continued network expansion.  Prior to joining SPHC Mr. Broderick served as Senior Director of Business Client Services for FairPoint Communications from 2008 to 2011. Mr. Broderick was responsible for Retail Business segment, outside sales support, billing, and SMB sales across Northern New England. Previously, Mr. Broderick served as Chief Operating Officer and Vice President of Operations at IntelliSpace and Wave2Wave from February 2000 to January 2008. Mr. Broderick was responsible for the design, implementation and day-to-day U.S. and U.K. operations of the company.
Mr. Broderick spent the majority of his career at New York Telephone, NYNEX, and Bell Atlantic where he was highly successful in the management of all facets of the telephone company's Field Operations, Central Offices and outside plant facilities in New York City business districts. He also led sales and support "mega" call-center operations, for complex business accounts. In addition to his technical background, Mr. Broderick has an extensive education in quality process management, systems efficiency and design. He has utilized his extensive background to help build SPHC into one of the most reliable "Converged Networks" in the USA.  The Company determined that Mr. Broderick's 30 years of particular knowledge and experience in the telecommunications industry, and his position with SPHC, strengthens the Board's collective qualifications, skills and experience.

Set forth below is certain background and biographical information concerning our officers and key employees as of December 31, 2015.
Name	Age	Position

Aaron Dobrinsky	52	Chairman and President

Christopher Broderick	53	Chief Operating Officer and Director

Steven Vella	51	Chief Financial Officer

Andrew Bressman	51	Managing Director and Head of Business Development

Joseph Costanzo	46	Chief Technology Officer

Michael S. Wasik	45	President SignalShare Infrastructure

Chris Barnes	49	Executive Vice President Strategic Relations

Peter Walsh	57	Vice President - Sports & Entertainment

Steve Tran	43	Senior Vice President - Mobile Products

Aaron Dobrinsky - see biography above under Board of Directors.
Christopher Broderick – see biography above under Board of Directors.
Steve Vella, - joined SPHC as Chief Financial Officer in June 2014 and was Chief Financial Officer of the Company from August 1, 2015 to January 22, 2016.  Mr. Vella was responsible for the financial operations for the SPHC, and will be instrumental in the development, implementation, and measurement of financial and operational strategy. Mr. Vella has over 25 years of experience in finance and accounting. Prior to joining SPHC, Mr. Vella was the Interim CFO and Corporate Controller of TransCare Corporation. TransCare is one of the nation's largest for-profit ambulance and paratransit companies operating throughout the East Coast. Prior to that Mr. Vella was the Vice President of Finance of Environmental Logistics Services (ELS), CFO of Loving Care Agency as well as serving in various finance and accounting management positions for publicly traded and privately owned companies. He began his career working in public accounting firms including the big four firm Deloitte & Touche LLP. Mr. Vella is a Certified Public Accountant.
Andrew Bressman, was elected Managing Director and Head of Business Development of the Company on March 27, 2015.  He was Managing Director and Head of Business Development of Wave2Wave from November 1999 and has continued in that position with SPHC since October 2012.  Mr. Bressman participates with the Company's executive team in overseeing the day-to-day operations and management of the Company; locates and develops new strategic opportunities; generates business and strategic relationships; and interfaces with technology partners and vendors.  Mr. Bressman was one of Wave2Wave's original founders and was one of its key employees from that company's founding in November 1999 until November 2003 and from June 2005 until October 2012 when he assumed those positions with SPHC.
Mr. Bressman is a member of SAB Management LLC, which acts as consultant to SPHC, and is employed as Managing Director of SPHC.  See "Employment and Consulting Agreements" below.
The SAB Management LLC Consulting Agreement and Andrew Bressman's Employment Agreement have been filed as exhibits to the Company's  Form 8-K for March 27, 2015 and are available at the SEC's website, www.sec.gov.
You may want to consider the background history and past proceedings against Mr. Bressman and others:

Prior to joining Wave2Wave, Mr. Bressman spent five and a half years, from January 1990 until July 1996, working on Wall Street. From January 1990 through August 1992, Mr. Bressman was a registered representative at D.H. Blair & Co., Inc., a registered broker-dealer. In August 1992, Mr. Bressman left D.H. Blair to become a registered representative and president of A.R. Baron & Co., Inc., which was also a registered broker-dealer. In February 1993, Mr. Bressman became a registered principal at A.R. Baron and in September 1993 he began serving as its chief executive officer. Mr. Bressman's employment with A.R. Baron ended in July 1996 when the company was placed into liquidation pursuant to the Securities Investors Protection Act.

The SEC alleged that, during his association with D.H. Blair and A.R. Baron, Mr. Bressman and others engaged in a scheme to manipulate the market for the common stock of several public companies marketed by D.H. Blair and A.R. Baron and engaged in certain abusive sales practices. In November 1999, Mr. Bressman entered into a consent decree with the SEC which resolved all SEC allegations without Mr. Bressman admitting or denying them. As part of the settlement, Mr. Bressman agreed to the entry of an injunction enjoining him from committing future violations of the U.S. securities laws, including the antifraud provisions set forth in Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Mr. Bressman also agreed to a permanent bar from associating with any securities broker or dealer. In addition, Mr. Bressman agreed to and paid monetary penalties and disgorgement of profits over a five-year period. Bear Stearns Securities Corp., A.R. Baron's clearing house, agreed to contribute $30 million to a restitution fund for A.R. Baron's investors and the Securities Investors Protection Company recovered sufficient money to permit it to reimburse the majority of A.R. Baron's customers for their full out-of-pocket losses.

In December 1997, Mr. Bressman pled guilty to New York State charges of enterprise corruption and grand larceny based on some of the same conduct while employed at A.R. Baron for which he settled with the SEC. Mr. Bressman served 18 months of confinement in a New York State prison for these offenses commencing in November 2003, after which he was released to a work release program for the next 18 months; his term of parole supervision was terminated early.

Joseph Costanzo, Chief Technology Officer of the Company is a technology leader and visionary with deep expertise in business intelligence and analytics, having worked with companies ranging from Fortune 100 to the U.S. Department of Defense, to devise and implement business intelligence strategies.  Mr. Costanzo joined SignalShare in 2013 upon its acquisition of SPHC and served until May 5, 2016.  Mr. Costanzo has extensive technical knowledge in the areas of data warehouse architecture and design, customer relationship management (CRM) and analytics. He is also an experienced trainer and international speaker, with expertise in serving the retail, telecommunications, media, entertainment and financial industries.  Mr. Costanzo attended the Citadel and the University of North Carolina at Wilmington, studying Business Economics and receiving his B.S. in Management Information Systems.

Michael S. Wasik, was elected President and Chief Executive Officer of SignalShare Infrastructure, Inc. on March 27, 2015 and served until May 13, 2016.  Prior thereto, he served as the Company's Chief Executive Officer and member of the Board from November 2, 2005.  Mr. Wasik joined the Roomlinx Executive Management team in August of 2005 after executing the merger of his company, SuiteSpeed, with Roomlinx.   During Mr. Wasik's first three years as CEO, he successfully restructured Roomlinx' balance sheet, eliminating debt and raising just under ten million dollars in debt and equity financing.    He also took Roomlinx from a non-reporting, pink sheet company to a fully reporting company with the SEC currently trading on the OTC exchange.  .

Prior to joining Roomlinx, Mr. Wasik was the CEO/Founder of SuiteSpeed Inc. a wireless Internet provider within the hospitality market.  Having launched SuiteSpeed in late 2002, Mr. Wasik was responsible for defining technology architecture, market direction, and the overall vision for this fast growing WiFi company.  Mr. Wasik expanded the company's geographical coverage from its Denver backyard to serving hotel chains and independents across the U.S.  Under his direction, SuiteSpeed was on Mercury's top 100 fastest growing companies list for 2003 and 2004.

Mr. Wasik was also the Founder and Chairman of the Board of TRG Inc., an IT consulting company.  Having launched TRG in late 1997 with no outside funding, Mr. Wasik was responsible for the overall sales and marketing effort, and defined TRG's overall vision. Under his leadership, the company achieved average growth of 300% per year, over the first four years with positive EBITDA.  Mr. Wasik expanded the company's billable resources from 6 consultants in 1997 to 60 consultants in 2000 serving Fortune 500 corporations across the U.S.  Mr. Wasik has managed over 60 people in 4 offices throughout the United States.  Mr. Wasik was nominated for the 2005 Ernst and Young Entrepreneur of the Year award.

Christopher Barnes, Executive Vice President - Strategic Relations of the Company until February 2015, is a seasoned business development and sales executive with extensive experience developing technology and service businesses across industries.  Mr. Barnes has been vetted at every level of operations and sales, from management through executive. He has built national sales organizations from the bottom up and has played a key role in company successes, including his first startup IPO effort, which carried a market cap in excess of $1.2 Billion. Prior to SignalShare's acquisition by SPHC in January 2013, Mr. Barnes was employed by Zencos Consulting LLC, where he managed global customers and the U.S. roll-out of European and Asian data systems. He has also held positions at National Data Corp, CAIS Internet, and Matrics Technology, as well as spent time in commercial real estate. Barnes has a B.A. in Marketing from Morehouse College.

Peter Walsh, Vice President of Sports and Entertainment of the Company, is to accelerate deployment of Live-Fi™ technology in major stadiums and arenas to enrich the live event experience. Previously, Mr. Walsh was principal architect for the Sports & Entertainment division at AT&T, where he provided technical vision and guidance to major sports and entertainment venues globally for their new builds and retro-fits. Prior to AT&T, Mr. Walsh was head of technology for the Dallas Cowboys, where he designed and developed the information strategic plan and headed up the technology implementation for the Cowboys' new AT&T Stadium.  Mr. Walsh has four decades of senior management level technology and business experience at companies including Nokia, Rockwell International, United Space Alliance and Lockheed Martin.   Mr. Walsh holds a Bachelor of Arts degree in Business Administration – Finance concentration from California State University, Fullerton and is a member of the Advisory Council for the School of Business at the University of Texas at Arlington.

Steve Tran, Senior Vice President of Mobile Products, has over 20 years of experience in products, finance and entrepreneurship.  He was most recently founder and CEO of Incubite, a developer of mobile messaging apps acquired by SPHC in December 2014.  Prior to founding Incubite, he was VP of Strategy and BD at Nuance Communications. He was Co-founder of BeVocal, one of the world's largest providers of cloud based speech-enabled call automation which was acquired by Nuance in 2007. Previously, he held positions in business development at Cadence Design Systems, investment banking at Petrie Parkman (acquired by Merrill Lynch) and engineering at Compaq Computer.  He holds a BSEE from Rice University and an MBA from the Tuck School at Dartmouth College.

Committees

The Company does not currently have any independent directors and the entire Board of Directors is performing all duties of the Audit, Nominating and Corporate Governance and Compensation Committees.

Code of Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our Code of Ethics is filed with the SEC as an exhibit and is also available without charge upon written request directed to M2 nGage Group, Inc., Attention:  Secretary, Continental Plaza, 6th Floor, 433 Hackensack Avenue, Hackensack, New Jersey 07601.

Subsequent Events

DePalo Related Entity Litigation:

On February 23, 2016, Brookville, Veritas and Allied ("Plaintiffs") filed suit in separate actions in the federal District Court for the Southern District of New York against SPHC, M2 Communications and M2 nGage  ("Defendants") seeking foreclosure on the secured loans with the Defendants and the imposition of a temporary restraining order.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, named executive officers and persons holding more than 10% of a registered class of the equity securities of the Company to file with the SEC and to provide us with initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer during the fiscal years ended December 31, 2015 and 2014, and (ii) each other individual that served as an executive officer at the conclusion of the fiscal years ended December 31, 2015 and 2014, and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the "named executive officers").

Name and Principle Position	Year	Salary	Bonus	Stock Awards	Stock Based Comp	Non-Equity Incentive Plan Comp	Non-qualified Deferred Comp Earnings	All Other Comp	Total

Aaron Dobrinsky, PEO and President of SHC (1)	2015 2014	$330,534 $264,583	$47,496						$330,534 $312,079

Michael S. Wasik,	2015	$245,773	$188,317						$434,090
PEO and interim CFO (2)	2014	$200,000							$200,000

Steve Vella, PFO (3)	2015	$225,559							$225,559

Alan Fine,	2014	$73,000							$73,000
interim PFO (4)

Chris Broderick, COO of SPHC (5)	2015 2014	$265,170 $235,493	$35,000						$265,170 $270,493

Andrew Bressman, Managing Director and Head of Business Development (6)	2015 2014	$155,271 $91,874	$425,000 $790,625						$580,271 $882,499

Joseph J. Costanzo, CTO of SPHC (8)	2015 2014	$298,294 $250,000	$60,417 $226,324						$358,711 $476,324

Christopher Barnes, EVP Strategic Relations of SPHC (9)	2015 2014	$332,653 $250,000	$60,417 $225,539						$393,071 $475,539

(1)  Mr. Dobrinsky resigned as Chief Executive Officer of the Company as of January 3, 2016.
(2)  Mr. Wasik resigned as Chief Executive Officer of the Company as of March 27, 2015 upon the completion of the Subsidiary Merger.
(3)  Mr. Vella resigned as Chief Financial Officer of the Company on January 29, 2016.
(4)  Alan Fine resigned from M2 nGage Group, Inc. on July 3, 2014.
(5)  Mr. Broderick was elected Chief Operating Officer of M2 nGage Group, Inc. as of March 27, 2015.
(6)  Mr. Bressman was the Managing Director and Head of Business Development for SPHC in 2014 and holds the same positions with the Company.
(7)  Substantially all of this amount was paid to SAB Management LLC ("SAB"), of which Mr. Bressman is a member, under the Consulting Agreement with SPHC.  On March 27, 2015, the Company entered into a new five-year Consulting Agreement with SAB.
(8)  Includes $205,620 of commissions paid under Mr. Costanzo's employment agreement.
(9)  Includes $205,051 of commissions paid under Mr. Barnes' Employment Agreement.

Compensation Discussion and Analysis

The primary objectives of the Board of Directors with respect to executive compensation will be to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability and increase stockholder value and to reward superior performance and contributions to the achievement of corporate objectives.  Upon the completion of this Offering, the Company expects to enter into employment and/or consulting agreements with key management of the companies.

We expect that the focus of our executive pay strategy will be to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives' incentives with stockholder value creation. To achieve these objectives, the Company will develop and maintain a compensation plan that ties a substantial portion of executives' overall compensation to the Company's sales, operational, and regulatory performance. Because we believe that the performance of every employee is important to our success, we will be mindful of the effect our executive compensation and incentive program has on all of our employees.

Our compensation plan will be designed to attract and retain the best possible talent, and we recognize that different elements of compensation are more or less valuable depending on the individual. For this reason, we will offer a broad range of compensation elements. We intend to offer our executive team salaries that are competitive with the market, executive bonuses that are in line with our corporate goals, and dependent on measurable results, plus stock option plans designed to retain talent, promote a sense of company ownership, and tie corporate success to monetary rewards. Specifically, all management employed by the Company or one of its subsidiaries will be entitled to participate in an equity incentive plan that will compensate management if certain financial performance and milestones are met.  The Company reserves the right to increase the size of the plan as it deems necessary, at its sole discretion.

We expect that base salaries for our executive officers will be determined based on the scope of their job responsibilities, prior experience, and uniqueness of industry skills, education, and training. Compensation paid by industry competitors for similar positions, as well as market demand will also take into account. Base salaries will be reviewed annually as part of our performance management program, whereby merit or equity adjustments may be made. Merit adjustments will be based on the level of success in which individual and corporate performance goals have been met or exceeded. Equity adjustments may be made to ensure base salaries are competitive with the market and will be determined using benchmark survey data.

Our compensation structure will be primarily comprised of base salary, annual performance bonus and stock options. In setting executive compensation, the Board of Directors will consider the aggregate compensation payable to an executive officer and the form of the compensation. The Board will seek to achieve an appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

Options - 2015 Plan

On April 15, 2013, the SPHC board of directors and stockholders adopted the 2015 Employees, Directors and Consultants Equity Incentive Plan (the "2015 Plan").  The purpose of the 2015 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship, and to stimulate an active interest of these persons in our development and financial success. Under the 2015 Plan, we are authorized to issue up to 12,000,000 shares of Common Stock, including incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2015 Plan will be administered by our board of directors until authority has been delegated to a committee of the Board of Directors.

The 2014 Stock Appreciation Rights Agreements

The Board of Directors of SPHC authorized the Company to enter into a Stock Appreciation Rights agreement (the "Agreement") by and between the Company and four current officers and a consultant for the Company (the "Recipients").  The Agreement granted stock appreciation rights ("SARs") as an inducement for the Recipients to promote the best interests of the Company and its stockholders.  The spread between the then fair market value of the Company's common stock, par value $0.001 per share ("Common Stock") and the then fair market value of the stock on the date of exercise shall be payable to the Recipients, less applicable tax withholdings.

The SARs will be granted upon the consummation by the Company of any transaction or series of transactions (the "Transaction" that results in (i) shares of the Common Stock being registered under Section 12 of the Exchange Act; or (ii) shares of Common Stock being exchanged for equity interests of an entity that is listed or authorized for trading on a national securities exchange, or the OTC Electronic Bulletin Board, or is an entity with a class of securities registered under Section 12 of the Exchange Act.  To the extent that there are changes in the number or kind of Common Stock outstanding as a result of a business transaction (e.g., merger, reorganization or any extraordinary or unusual event), the number of SARs granted to the Recipients will be appropriately adjusted to reflect any increase or decrease in the number of shares related to that business transaction.  The SARs are subject to graded vesting provisions and may only be exercised when the Recipients SARs have vested.  The SARs granted prior to the SMA vest 50% on January 10, 2015 and 50% on January 10, 2016 and the SARs may only be exercised in the year in which they vest.  The SARs granted as of March 27, 2015 will vest 100% on January 10, 2017.  Vested SARs that remain unexercised at the end of a vesting year will expire at that time.  Any unvested SARs will be immediately forfeited and canceled in the event that a Recipient's employment or other service with the Company is terminated for any reasons.

Set forth below is information with regard to the individuals, number of shares and exercise price of the SARs:

●    Aaron Dobrinsky, Chief Executive Officer, or an entity of his choosing, SARs were authorized for an aggregate of 5,250,000 shares (1,750,000 of which were forfeited for non-exercise) of Common Stock for $.50 per share, provided Mr. Dobrinsky remains employed by the Company.
●    Christopher Broderick, Chief Operating Officer, or an entity of his choosing, SARs were authorized for an aggregate of 5,250,000 shares (1,750,000 of which were forfeited for non-exercise) of Common Stock for $.50 per share, provided Mr. Broderick remains employed by the Company.
●    SAB Management LLC, an entity owned by Andrew Bressman, Managing Director, and his wife, SARS were authorized for an aggregate of 12,750,000 shares (4,250,000 of which were forfeited for non-exercise) of Common Stock for $.10 per share, provided Mr. Bressman remains employed by the Company.

●   Christopher Barnes, Executive Vice President of Strategic Alliances & Business Development of Signal Share, SARs were authorized for 1,000,000 shares of Common Stock for $1.80 per share, provided Mr. Barnes remains employed by the Company.
●    Joseph Costanzo, Chief Technology Officer of SignalShare, SARs were authorized for 1,000,000 shares (all of which were forfeited in 2016) of Common Stock for $1.80 per share, provided Mr. Costanzo remains employed by the Company.
Employment Agreements

Mr. Dobrinsky received a salary of $325,000 and is eligible to earn annual variable compensation at the sole discretion of the Compensation Committee based upon SPHC's achievement of stated goals, as established by the Compensation Committee.  Since January 4, 2016, Mr. Dobrinsky has been compensated at the rate of $225,000 with the balance accrued by the Company.  Mr. Dobrinsky was awarded SARS for 3,500,000 shares of Common Stock, which can be exchanged for an equal number of shares of the Company's Common Stock.  One half (50%) of the SARS vested on January 10, 2015 (which was forfeited) and the remaining 50% of such shares shall vest on January 10, 2016.  Mr. Dobrinsky was awarded, on March 27, 2015, an additional SARS agreement for 1,750,000 shares of Common Stock, 100% of which will vest on January 10, 2017. The Base Price of each SAR is $0.50.  The exercise price of SARS shall be payable in cash or on a cashless basis.  Vested SARS may only be exercised during the calendar year in which SARS vest.  All unvested SARS shall be immediately forfeited and cancelled in the event the recipient's employment or other service with the Company is terminated prior to the applicable vesting date.  A form of such SARS agreement has been filed as an exhibit to the Company's Form 8-K for March 27, 2015.

The employment agreement is terminable for Cause (as defined) or the employee terminates his employment without Good Reason (as defined) in which case the employee shall not be entitled to any compensation other than accrued benefits.  In the event the employment agreement is terminated other than for Cause or by the employee with Good Reason, the employee shall be entitled to receive severance equals to 12 months of his base salary.

Excluding the Merger with the Company, in the event of a Change of Control (as defined) 100% of the Employee's unvested SARS, options or shares shall immediately vest, and if the employee is no longer employed by the Company he shall be entitled to receive 12 months' severance.  Any benefits to be received by employee in the event of a Change of Control that would constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code (the "Code") will be reduced to the extent necessary so that no excise tax is due.  To the extent any payment under the employment agreement constitutes an amount payable under a "Non-Qualified Deferred Compensation Plan (as defined in Section 409A of the Code), such payment could not be made to the employee earlier than the date that is six months from termination of employee's separation from service.

The Employment Agreement contains a restricted period of nine (9) months from any termination date during which the employee cannot directly or indirectly compete with SPHC, nor solicit the services of any employee of SPHC on the termination date, or solicit or provide services to any customer of SPHC on the termination date or who was a customer during the one-year period preceding the termination date.

SPHC entered into an Executive Employment Agreement with Christopher Broderick as Chief Operating Officer and a Director, on the same terms as that with Mr. Dobrinsky, except as noted herein.  Mr. Broderick is entitled to receive a Base Salary of $250,000 per annum.  Since February 2016, Mr. Broderick has been compensated at the rate of $250,000 with the balance accrued by the Company.  He was granted SARS for 3,500,000 and 1,750,000 shares, respectively, on the same terms as Mr. Dobrinsky.

SPHC entered into an Executive Employment Agreement with Andrew Bressman, as Managing Director on the same terms as Mr. Dobrinsky, except as noted herein, Mr. Bressman is entitled to receive a Base Salary of $125,000 per annum.  Since February 2016, he has been compensated at the rate of $125,000, with the balance accrued by the Company.

Consulting Agreement with SAB Management LLC

On March 27, 2015, SPHC entered into a five (5)-year Consulting Agreement with SAB Management LLC ("Consultant"), of which Andrew Bressman is a Member.  Consultant shall render consulting services to SPHC relating to strategic planning, product development and general business and financial matters.  Consultant shall not be required to devote more than 2,000 hours per year to SPHC.  Consultant is being paid at the rate of $425,000 per year. SAB was granted SARS for 8,500,000 and 4,250,000 shares, respectively, with a base price of $0.10 per share, but otherwise, on the same terms as Mr. Dobrinsky. Upon voluntary termination, the Consultant shall only receive consulting fees earned, but yet paid.  If the consultant is terminated for Cause (as defined), it shall be entitled to consulting fees earned but not yet paid.  In the event of any litigation, investigation or other matter naming Andrew Bressman or SAB Management LLC, the Company will pay 100% of legal fees to a lawyer of their choice.  Consultant is subject to a 12 month non-solicitation restriction from the end of the term.

Outstanding Equity Awards At Fiscal Year-End (Fiscal Year-End December 31, 2015

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Aaron Dobrinsky (2)	3,500,000 (2)	1,750,000	1,750,000	$0.50	12/31/17	1,750,000	-	-	-

Christopher Broderick (2)	3,500,000	1,750,000	1,750,000	$0.50	12/31/17	1,750,000	-	-	-

S&B Management LLC (3)	8,500,000(3	4,250,000	4,250,000	$0.10	12/31/17	4,250,000	-	-	-

(1)  The closing price of the Company's common stock on December 31, 2015 was $0.21 per share.
(2)  Does not include 1,750,000 shares of common stock forfeited as of December 31, 2015 for non-exercise of Stock Appreciation Rights.
(3)  Does not include 4,250,000 shares of common stock forfeited as of December 31, 2015 for non-exercise of Stock Appreciation Rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock and preferred stock as of August 18, 2016, by (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock (reflecting the effect of the Reverse Stock Split and Stock Dividend); (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group.  Beneficial Ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally include voting or warrant power with respect to the securities.  In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person under options or warrants exercisable within 60 days of this report are deemed beneficially owned by such person and are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other stockholders.

Name and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock Beneficially Owned

Aaron Dobrinsky (3)	1,750,000	(4)	1.29%

Christopher Broderick (3)	1,750,000	(4)	1.29%

All executive officers and directors (2 persons)	3,500,000		2.57%

Matthew Hulsizer (5)	9,996,070		7.35%
Jennifer Just
c/o Roomlinx, Inc.
11101 W. 120th Avenue
Broomfield, CO 80021

Robert DePalo (6)	43,260,969		31.81%
570 Lexington Avenue,
22nd Floor
New York, NY 10022

George S. Mennen Trust (7)	10,000,000		7.35%
FBO John H. Mennen U/A/D 11/25/1970, Kevin M. Kilcullen Trustee
c/o Steven A. Kilcullen, LLC
325 Columbia Turnpike
Suite 110, P.O. Box 992
Florham Park, NJ 07932-0992

Andrew Bressman	4,250,000	(8)	3.12%
Signal Point Communications, Inc.
Continental Plaza, 6th Floor
433 Hackensack Avenue
Hackensack, NJ 07601

Joshua Gladtke	9,500,000		6.98%
180 Long Pond Road
Hewitt, NJ 07421

Cenfin, LLC (9)	7,899,344		5.81%
141 W. Jackson Blvd., Suite 500
Chicago, IL 60604

1	Unless otherwise indicated, the address of each beneficial owner listed below is c/o M2 nGage Group, Inc., 433 Hackensack Avenue, Hackensack, New Jersey 07601.
2
Based on 136,019,348 shares of common stock issued and outstanding as of August 18, 2016.  There were 720,000 shares of Series A Preferred Stock and 2,945,000 shares of Series B Preferred Stock convertible into approximately 12,798,814 shares of common stock at $0.28 per share.  No officer and director held any shares of preferred stock and no person was entitled to 5% or more of the Company's common stock on an as converted basis.

3
This person was elected an executive officer of the Registrant on March 27, 2015, in connection with the Subsidiary Merger.  These shares are issuable upon exercise of Stock Appreciation Rights ("SARs") granted by Signal Point Holdings Corp. on October 30, 2014, and assumed by the Registrant as of March 27, 2015, which vested and became exercisable on January 10, 2016 and will terminate on December 31, 2016.  The shareholdings in the table do not include:   an additional 1,750,000 SARs granted on March 27, 2015 which will vest on January 10, 2017, if employment is not terminated prior to the vesting date and will terminate on December 31, 2017.

4
These shares are issuable upon exercise of SARs, which vested and became exercisable on January 1, 2016 and will terminate on December 31, 2016.  Shareholdings do not include 1,750,000 SARs granted on March 27, 2015, which will vest on January 1, 2017 if employment is not terminated prior to vesting and will terminate on December 31, 2017.

5
Includes (i) 1,928,998 shares of Common Stock jointly owned by Matthew Hulsizer and Jennifer Just, JT TEN (ii) 83,864 shares of Common Stock owned by the Hulsizer Descendant Trust, (iii) 7,899,344 shares of Common Stock owned by Cenfin LLC, an affiliate of Jennifer Just; and (iv)  83,864 shares of common stock owned by the Just Descendant Trust

6	Shares of common stock owned or controlled by Mr. DePalo, who resigned from all positions with SPHC as of March 27, 2015 upon the Subsidiary Merger.
7	Kevin M. Kilcullen, Trustee, has the power to vote and dispose of these shares.
8
These shares are held by SAB Management LLC, of which Andrew Bressman, Managing Director of the Company is a member.  These shares are issuable upon exercise of SARs which vested and became exercisable on January 1, 2016 and will terminate on December 31, 2016.  Shareholdings do not include an additional 4,250,000 SARs granted on March 27, 2015, which will vest on January 10, 2017 if employment is not terminated prior to vesting and will terminate on December 31, 2017.

9	Matthew Hulsizer has the power to vote and dispose of these shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company or one of our subsidiaries may occasionally enter into transactions with certain "related persons." Related persons include our executive officers, directors, nominees for directors, a beneficial owner of 5% or more of our common stock and immediate family members of these persons. We refer to transactions in which the amount involved exceeded or is expected to exceed the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years and in which the related person has a direct or indirect material interest as "related person transactions".

Subsidiary Merger Agreement

On February 10, 2015, the Company and SPHC terminated their Agreement and Plan of Merger dated March 14, 2014, due to unexpected delays in meeting the closing conditions by the then extended termination date almost one year after the original agreement was entered into.  Robert DePalo was then the principal shareholder of SPHC and became the principal shareholder of the Company.  On March 27, 2015, the Company and SPHC agreed upon new terms for the transaction and simultaneously signed and completed the Subsidiary Merger Agreement (the "SMA").  The SMA was negotiated based upon, among other things, significantly revised settlement agreements with the Company's major creditors.  These included, among other things, Cenfin LLC, the Company's secured lender, obtaining 5% of the approximately 15% of the issued and outstanding Fully Diluted common stock following the Subsidiary Merger  retained by existing Roomlinx shareholders.

Upon the Closing, the Company assumed certain obligations of SPHC and transferred substantially all of the assets and liabilities (other than assets consisting of contracts for which no consent to assignment has been obtained) into SignalShare Infrastructure, Inc. ("SSI"), a newly-formed Nevada corporation wholly owned by the Company.  As a result of the foregoing, SSI and SPHC and their respective subsidiaries were the principal operating subsidiaries of the Company.

Pursuant to the terms of the SMA, the Company made a $750,000 cash payment to Cenfin, reducing the amount of the Revolving Loan with Cenfin to $3,962,000, bearing interest at approximately 5% per annum, and Cenfin received 7,061,295 shares of Common Stock.  This revolving loan is secured by the assets of SSI, but not those of the parent Company (except to the extent not assigned to SSI) and not by any assets of SPHC.  Pursuant to the SMA, SPHC agreed to make a $600,000 cash contribution available to the Company for ongoing operations, of which $400,000 was paid directly by SPHC to Technology Integration Group, a principal vendor to the Company, pursuant to the terms and conditions of a Settlement Agreement and Mutual General Release, a copy of which has been filed with the SEC.  As a condition to the SPHC cash contribution, the Company was required to demonstrate and successfully demonstrated that its cash, accounts receivable and leasehold/lease receivables were equal to or greater than current accounts payable and that the Company had between $350,000 and $500,000 in cash prior to Closing and the $600,000 cash contribution by SPHC.

Pursuant to the terms and conditions of the SMA, the Board of Directors of the Company declared a dividend of 12,590,317 shares of Common Stock to existing stockholders who held 107,007 shares of Common Stock or an aggregate of 12,697,324 shares (9.4% of the Fully Diluted Shares).  Cenfin was issued 7,061,295 (5.23%) shares and the SPHC shareholders were issued 115,282,137 (85.39% of Fully Diluted Shares) of a total of 135,040,756 shares issued and outstanding exclusive of 4,160,000 option shares and 25,250,000 stock appreciation rights.  All of the dividend shares and Cenfin Shares were subject to a nine (9) month lock-up agreement, subject to certain registration rights.

The foregoing summary of the terms and conditions of the SMA does not purport to be complete, and is qualified in its entirety by reference to the full text of the SMA, which was filed as an exhibit to the Company's Form 8-K for March 27, 2015 and is available at the SEC website, www.sec.gov.

Pursuant to the terms and condition of the SMA, all officers and directors of the Company resigned as of March 27, 2015.  As set forth under Item 10 "Directors, Executive Officers and Corporate Governance.  Aaron Dobrinsky was elected Chairman of the Board, Chief Executive Officer (he resigned as of January 4, 2016) and a Director and Christopher Broderick was elected Chief Operating Officer and a Director.  These two persons constitute the entire Board of Directors of the Company.  Messrs. Dobrinsky and Broderick also became the initial officers and directors of SSI, together with Michael S. Wasik, formerly President and Chief Executive Officer of the Company, who became President and Chief Operating Officer of SSI.

There are no arrangements, known to the Company, including any pledge by any person of any securities of the Company or any of its parents, the operation of which may, at a subsequent date, result in a change in control of the Company.

On June 5, 2009 we entered into a Revolving Credit, Security and Warrant Purchase Agreement (the "Credit Agreement") with Cenfin LLC, an entity principally owned by significant shareholders of the Company.  The Credit Agreement permits us to borrow up to $25 million until June 5, 2017.  On May 3, 2013, the Company and Cenfin executed a fourth amendment to the Credit Agreement which provided Cenfin sole and absolute discretion related to funding any advance requested by Roomlinx.  Advances must be repaid at the earlier of 5 years from the date of borrowing or at the expiration of the Credit Agreement. The principal balance may be repaid at any time without penalty.  Borrowings accrue interest, payable quarterly on the unpaid principal and interest at a rate equal to the Federal Funds Rate at July 15 of each year plus 5% (approximately 5.09% at December 31, 2014).  The Credit Agreement is collateralized by substantially all of our assets, and requires we maintain a total outstanding indebtedness to total assets ratio of less than 3 to 1.

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

Principal Stockholder Agreements with Robert DePalo

The following is a description of material transactions engaged in by Robert DePalo and affiliated entities, either with SPHC or its predecessors. Mr. DePalo is a principal stockholder of the Company as a result of the Merger.  See "Recent Events Concerning Our Principal Shareholder, Robert DePalo," for information concerning an indictment and SEC proceedings brought against Mr. DePalo, unrelated to the Company's business and the Company's actions regarding these material agreements.

Consulting Agreement

On January 9, 2014, SPHC entered into a Consulting Agreement with Robert DePalo, which was assumed by the Company on March 27, 2015.  The agreement is for a seven (7) year term (the "Term") commencing on March 1, 2014 and ending on February 28, 2021, subject to earlier termination.  Pursuant to a Board of Directors vote, the Company is accruing all payments to Mr. DePalo under this agreement.  Mr. DePalo is not involved in the day-to-day management or operations of the Company and its subsidiaries and is not providing consulting services to the Company.  Mr. DePalo was to render consulting services related to strategic planning, product development and general business and financial matters. He was not required to devote more than 100 hours per year under the agreement. Mr. DePalo was to be paid $210,000 per year during the Term of the Agreement.  In addition, pursuant to the terms of the Agreement, in the event of any litigation involving Robert DePalo, the Company will pay 100% of legal fees to a lawyer of Mr. DePalo choice.  Mr. DePalo can terminate the contract on 30 days' prior written notice if he voluntarily terminates his consulting or if terminated for Cause (as defined). Upon termination, Mr. DePalo shall only be entitled to earned, but unpaid, consulting fees. Mr. DePalo agreed to a one-year non-solicitation provision from the date of termination of employment.

Preferred Stock Cancellation and Debt Modification

On October 26, 2015, the Company, SPHC and all of SPHC's subsidiaries (the "Subsidiaries") entered into the following transactions with certain preferred stock holders of SPHC and senior secured debt holders of the Company and SPHC in order to reduce the overall financial exposure of the Company and to give the Company the maximum flexibility in management and for raising additional capital, while eliminating the preferences and certain controls of the Preferred Stock holders.

On October 26, 2015, Mr. DePalo, the holder of the Series B Preferred Stock of SPHC, agreed to the cancellation of the Series B Preferred Stock.  In connection with the cancellation of the SPHC Series B Preferred Stock, the Company agreed that (subject to shareholder approval and the applicable laws and regulations) it would amend its charter and enter into other applicable agreements to provide for the following:

(a)     the Company will not approve any reverse stock splits without the affirmative vote of the holders of at least fifty one percent (51%) of the issued and outstanding common stock;

(b)     for a period of two (2) years the Company will not issue any class of stock with supermajority voting rights;

(c)     DePalo will have the right to appoint one member to the Board of Directors of the Company, subject to such person not being a relative of DePalo and independent of DePalo; and

(d)     Until the expiration of the Consulting Agreement between the Company and  DePalo, DePalo will be entitled to a monthly payment of $17,500 which payment shall accrue, until the Company and DePalo agree otherwise, or the Company obtains at least $8,000,000 in funding at which time DePalo will be paid all accrued and unpaid monthly payments and regular payments will begin and continue on a monthly basis for the term of the Consulting Agreement.

Brookville Special Purpose Fund, LLC

On March 24, 2011, Wave2Wave entered into a senior secured loan and security agreement with Brookville in the amount of $11.2 million (the "Brookville Loan"). Robert DePalo is the Managing Member of Brookville and acted as the agent for Brookville. The Brookville Loan has a maturity date of November 15, 2015 and has an annual interest rate of 14%. A portion of the Brookville Loan was converted into equity as of March 31, 2014 at an exchange rate of $1.50 per share. The Brookville Loan was secured by a senior security interest (subordinated to the DIP Lender defined below) in and lien against substantially all assets of the Wave2Wave and each of its wholly-owned subsidiaries: (i) RNK, Inc. ("RNK"); (ii) RNK VA, LLC; (iii) Wave2Wave VOIP Communications, LLC; (iv) Wave2Wave Data Communications, LLC; and (v) Wave2Wave Communications Midwest Region, LLC (collectively, the "Subsidiaries"). The Subsidiaries were co-guarantors of the Brookville Loan and pledged their assets as collateral for the Brookville Loan. In addition, Wave2Wave and RNK executed a Patent Security Agreement and Trademark Security Agreement in favor of Brookville, further collateralizing the Brookville Loan with all of the Wave2Wave's right, title and interest in and to their patents, applications, registrations and recordings, as well as Wave2Wave's right, title and interest in and to any trademarks, trade names, tradestyles and service marks.

On February 24, 2016, Brookville Special Purpose Fund, et al. commenced a Strict Foreclosure Action against Signal Point Holdings Corp. et al. calling the Notes that were in default and had matured. The Parties however, agreed to modify the Loan Documents and reached a settlement, together with mutual releases.

On April 7, 2016, the Company and Brookville et al. settled the litigation as follows.  The Company in order to forebear the current foreclosures with its secured lenders, entered into a Restructuring, Omnibus Pledge, Security and Intercreditor Agreement (the "Omnibus Agreement").  The Omnibus Agreement is among the Company, SPHC, a wholly-owned subsidiary of the Company, M2 Communications, a wholly-owned subsidiary of SPHC, and M2 Communications, a wholly-owned subsidiary of SPHC.  SPHC, M2 Communications and M2 nGage are collectively referred to as the "Debtors."  Brookville, Veritas and Allied are collectively referred to as the "Secured Parties," and collectively with the Debtors, referred to as the "Parties."

In exchange for the forbearance of the foreclosure on the assets of the Debtors, the Company agreed to transfer the subsidiaries of SPHC (specifically, M2 Communications and M2 nGage), with the exception of SignalShare LLC and SPC, to "NEWCO," a new subsidiary of the Company, so that the subsidiaries of SPHC will become subsidiaries of NEWCO.  The Debtors granted the Secured Parties a lien on the assets of the Debtors and pledged the securities of NEWCO, M2 Communications and M2 nGage to the Secured Parties (collectively, the "Collateral").

The Parties: (i) reaffirmed the priorities of the Secured Parties in the Collateral; (ii) agreed that the Secured Parties' subordinated security interest in the assets of Signal Share LLC shall be governed by the terms of the Intercreditor, Modification and Settlement Agreement dated as of November 13, 2015 by and among SPHC, Signal Share, the Secured Parties and NFS Leasing, Inc. ("NFS")  in which agreement NFS acknowledged that it never has, nor will it ever have any security interest in the SPHC Excluded Entities which included a) M2 Communications b) SPC c) M2 nGage d) the Company e) Signal Point Infrastructure, Inc. and their respective Affiliates and (iii) agreed the Secured Parties and M2 Communications shall notice EBF Lending to the transactions contemplated by the Omnibus Agreement, since EBF has filed liens on M2 Communications related to an accounts receivable line of financing to which the Secured Parties have consented and any payments or amounts owed EBF will continue as is as was from either NEWCO or other applicable entity.

The Parties agreed to representations, warranties and covenants consistent with the prior Loan Documents.  Upon an event of default, the Secured Parties shall have all remedies confirmed in the Loan Documents at law and equity, and all rights and remedies of a secured party under the UCC.  Any deficiency upon a disposition of the Collateral will bear interest at 15% per annum plus reasonable attorneys' fees.

As of December 31, 2015, an aggregate of $2,102,496 of principal indebtedness was outstanding to Brookville.

As of August 9, 2016, an aggregate of $2,471,845 with interest accrued at 14% per annum was outstanding to Brookville.

Veritas High Yield Fund LLC

From August 25, 2011 through November 30, 2011, RNK and Wave2Wave entered into a subordinated senior secured loan and security agreement, whereby RNK and Wave2Wave obtained through a series of transactions from Veritas High Yield Fund LLC ("Veritas") a $4,750,000 loan (the "Veritas Loan"). Robert DePalo is Managing Member of Veritas. A portion of the Veritas Loan has a maturity date of March 5, 2016 and has an annual interest rate of 14%.  A portion of the Veritas Loan was converted into equity as of March 31, 2014, at an exchange rate of $1.50 per share. The Veritas Loan was secured by a senior subordinated security interest in and lien against substantially all assets of the Wave2Wave and its subsidiaries, subordinated only to the DIP Lender (see below).  The Subsidiaries were co-guarantors of the Veritas Loan and have pledged their assets as collateral for the Veritas Loan. In addition, Wave2Wave and RNK executed a Patent Security Agreement and Trademark Security Agreement in favor of Veritas, further collateralizing the Veritas Loan with all of Wave2Wave's rights, title and interest in and to their patents, applications, registrations and recording, as well as Wave2Wave's right, title and interest in and to any trademarks, trade names,,  trade styles and service marks.

As of December 31, 2015, an aggregate of $385,508 of principal indebtedness was outstanding to Veritas.  As of August 9, 2016, an aggregate of $518,790, with interest accrued at 14% per annum was outstanding to Veritas.

Allied International Fund, Inc.

See Item 3 Legal Proceedings - DePalo Related Entity Litigation" for information concerning legal proceedings involving Allied International Fund, Inc. ("Allied") an entity controlled by Rosemarie DePalo, Robert DePalo's wife, of which entity Mr. DePalo disclaims beneficial ownership.

Robert DePalo Special Opportunity Fund, LLC

On March 19, 2012, the Robert DePalo Special Opportunity Fund, LLC (the "DIP Lender") entered into a financing agreement to provide Wave2Wave debtor in possession financing in the amount of $3,600,000 for Wave2Wave pursuant to approval from the U.S. Bankruptcy Court in New Jersey (the "Bankruptcy Court"), provided additional funding to Wave2Wave totaling $3,500,000 (the "DIP Financing"). Robert DePalo is Managing Member of the DIP Lender. The DIP Financing had a maturity date of September 13, 2012. The DIP Financing was extended until the prior merger agreement with Roomlinx was signed in March 2014 and the loan was converted into equity at an exchange rate of $1.50 per share. The DIP Financing was secured by a super priority security interest and lien on all of the assets of Wave2Wave and RNK, as approved by the Bankruptcy Court. The DIP Financing provided that debt payments would continue to be made to Brookville and Veritas in accordance with the terms of the Veritas Loan and the Brookville Loan.

Restructuring, Omnibus Pledge, Security and Intercreditor Agreement

On February 24, 2016, Brookville Special Purpose Fund, et al. commenced a Strict Foreclosure Action against Signal Point Holdings Corp. et al. calling the Notes that were in default and had matured. The Parties however, agreed to modify the Loan Documents and reached a settlement, together with mutual releases.

On April 7, 2016, the Company and Brookville et al. settled the litigation as follows.  The Company in order to forebear the current foreclosures with its secured lenders, entered into a Restructuring, Omnibus Pledge, Security and Intercreditor Agreement (the "Omnibus Agreement").  The Omnibus Agreement is among the Company, SPHC, a wholly-owned subsidiary of the Company, M2 Communications, a wholly-owned subsidiary of SPHC, and M2 Communications, a wholly-owned subsidiary of SPHC.  SPHC, M2 Communications and M2 nGage are collectively referred to as the "Debtors."  Brookville, Veritas and Allied are collectively referred to as the "Secured Parties," and collectively with the Debtors, referred to as the "Parties."

In exchange for the forbearance of the foreclosure on the assets of the Debtors, the Company agreed to transfer the subsidiaries of SPHC (specifically, M2 Communications and M2 nGage), with the exception of SignalShare LLC and SPC, to "NEWCO," a new subsidiary of the Company, so that the subsidiaries of SPHC will become subsidiaries of NEWCO.  The Debtors granted the Secured Parties a lien on the assets of the Debtors and pledged the securities of NEWCO, M2 Communications and M2 nGage to the Secured Parties (collectively, the "Collateral").

The Parties: (i) reaffirmed the priorities of the Secured Parties in the Collateral; (ii) agreed that the Secured Parties' subordinated security interest in the assets of Signal Share LLC shall be governed by the terms of the Intercreditor, Modification and Settlement Agreement dated as of November 13, 2015 by and among SPHC, Signal Share, the Secured Parties and NFS Leasing, Inc. ("NFS")  in which agreement NFS acknowledged that it never has, nor will it ever have any security interest in the SPHC Excluded Entities which included a) M2 Communications b) SPC c) M2 nGage d) the Company e) Signal Point Infrastructure, Inc. and their respective Affiliates and (iii) agreed the Secured Parties and M2 Communications shall notice EBF Lending to the transactions contemplated by the Omnibus Agreement, since EBF has filed liens on M2 Communications related to an accounts receivable line of financing to which the Secured Parties have consented and any payments or amounts owed EBF will continue as is as was from either NEWCO or other applicable entity.

The Parties agreed to representations, warranties and covenants consistent with the prior Loan Documents.  Upon an event of default, the Secured Parties shall have all remedies confirmed in the Loan Documents at law and equity, and all rights and remedies of a secured party under the UCC.  Any deficiency upon a disposition of the Collateral will bear interest at 15% per annum plus reasonable attorneys' fees.

See Item 11 "Executive Compensation" for information concerning employment agreements and consulting agreements with Management and Principal Shareholders.

Other than as set forth above, there were no related party transactions in 2015 and none are currently contemplated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND RELATED FEES, TAX FEES AND ALL OTHER FEES

On June 24, 2015, the Company dismissed KMJ Corbin & Company ("KMJ") as the Company's independent registered public accounting firm and appointed RBSM LLP ("RBSM") as our independent registered public accounting firm for the year ended December 31, 2015.  RBSM provided accounting and audit services to SPHC in 2014.  SPHC was subsequently acquired by the Company on March 27, 2015.  RBSM has audited our consolidated financial statements for the year ended December 31, 2015.

On February 24, 2015, the Company dismissed GHP Horwath, PC ("GHP") as our independent registered public accounting firm and appointed KMJ as our independent registered public accounting firm for the year ended December 31, 2014.  KMJ has audited our consolidated financial statements for the year ended December 31, 2014.

The following table sets forth the fees billed by our principal independent accountants, RBSM LLP, for professional services rendered for the years ended December 31, 2015 and 2014.  These fees are for work performed in the years indicated and billed by RBSM LLP.

	Years Ended December 31,
Category	2015	2014

Audit Fees	$175,000	$75,000
Audit Related Fees	$25,000	$0
Tax Fees	$0	$20,000
All Other Fees	$0	$0

Audit fees.   Consists of fees billed for the audit of our annual consolidated financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees", review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees.  Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

BOARD OF DIRECTORS ADMINISTRATION OF THE ENGAGEMENT

Before RBSM LLP and KMJ Corbin & Company LLP were each engaged by the Company for the 2015 and 2014 audits, respectively, RBSM's and KMJ's engagement and engagement letter were approved by the Company's Board of Directors.

 PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1
Subsidiary Merger Agreement dated as of March 27, 2015, by and among SignalPoint Holdings Corp., Roomlinx, SignalShare Infrastructure Inc. and RMLX Merger Corp. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2015.*

2.2
Termination and Release Agreement dated as of February 10, 2015 by and among the Registrant, Signal Point Holdings Corp. and Roomlinx Merger Corp. is incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 13, 2015.

2.3	Stock Purchase Agreement dated as of May 6, 2016, by and between Digital Media Acquisition Group Corp., and Signal Point Holdings Corporation.**

3.1	Amended and Restated Articles of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2010.

3.2	Amended and Restated By-Laws of the registrant is incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

3.3
Certificate of Correction to Articles of Incorporation of Roomlinx dated March 26, 2015 is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 2, 2015.

3.4
Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock is incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 8, 2016.

3.5	Amendment to Certificate of Designation of Series B Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 30, 2016.

4.1
Form of Revolving Credit Note issued to Cenfin LLC, included as Exhibit A to the Revolving Credit, Security and Warrant Purchase Agreement attached as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 11, 2009.

4.2
Incentive Stock Option Agreement, dated June 5, 2009, between Roomlinx, Inc. and Michael S. Wasik, incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed on June 11, 2009.

4.3
Form of Common Stock Investor Warrants issued in connection with Series B Preferred Stock Offering is incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 8, 2016.

10.1	Roomlinx, Inc. Long Term Incentive Plan is incorporated by reference to Annex A to the definitive proxy statement filed by the registrant with the SEC on January 30, 2009.

10.2
Revolving Credit, Security and Warrant Purchase Agreement, dated June 5, 2009, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on June 11, 2009.

10.3
First Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated March 10, 2010, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on March 11, 2010.

10.4
Form of Director Indemnification Agreement, dated July 30, 2010, between Roomlinx, Inc. and each of its directors and officers, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on August 19, 2010.

10.5
Third Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated December 21, 2011, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 23, 2011.

10.6
Master Services and Equipment Purchase Agreement, dated March 12, 2012, by and between Hyatt Corporation and Roomlinx, Inc., incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q/A filed on July 27, 2012.

10.7
Fourth Amendment to Revolving Credit, Security and Warrant Purchase Agreement, dated as of May 3, 2013, between Roomlinx, Inc. and Cenfin LLC, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 13, 2013.

10.8
Form of Indemnification Agreement between Roomlinx, Inc. and each of Alan Fine, Jason Andrew Baxter and Robert Wagener, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2013.

10.9
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Andrew Bressman is incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.10
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Aaron Dobrinsky is incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.11
Executive Employment Agreement dated as of March 20, 2015 by and between Signal Point Holdings Corp. and Christopher Broderick .is incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.12
Consulting Agreement dated as of March 24, 2015 by and between Signal Point Holdings Corp. and SAB Management LLC is incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.13
Consulting Agreement dated as of January 9, 2014 by and between Signal Point Holdings Corp. and Robert P. DePalo, Sr. is incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.14	Form of Stock Appreciation Right Agreement is incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.15
Settlement Agreement and Mutual General Release dated as of March 27, 2015 by and among PC Specialists, Inc. (d/b/a Technology Integration Group) and Roomlinx Inc., Michael S. Wasik, Anthony DiPaolo and SignalShare Infrastructure Inc. is incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed on April 2, 2015.

10.16
Amended and Restated Revolving Credit and Security Agreement dated as of March 24, 2015 by and between SignalShare Infrastructure, Inc. and Cenfin LLC is incorporated by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K filed on May 18, 2015.

10.17
Employment Agreement dated March 27, 2015, by and between Michael S. Wasik and SignalShare Infrastructure, Inc is incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K filed on May 18, 2015.

10.18
First Amendment to Amended and Restated and Revolving Credit Agreement, dated as of June 30, 2015, by and between the Registrant, SSI and Cenfin, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 6, 2015.

10.19
Second Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of October 7, 2015 by and between the Registrant, SSI and Cenfin, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on October 14, 2015.

10.20	Lease Termination and Loan Agreement, by and between SignalShare and NFS Leasing, incorporated by reference to the Registrant's Report on Form 8-K filed on October 14, 2015.

10.21	Lease Termination and Loan Security Agreement, by and between SignalShare and NFS herein is incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.22	Security Agreement by and between SPHC and NFS, incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.23	Promissory Note, issued by SignalShare to NFS in the principal amount of $4,946,212, incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.24	Corporate Guaranty Agreement, by and between SPHC and NFS, incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.25	First Amendment to the Security Agreement, by and between SignalShare and NFS, incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.26	Warrant to purchase 1,111,111 shares of Common Stock issued by the Company to NFS, incorporated by reference to Exhibit 10.6 of the Registrant's Report on Form 8-K filed on August 6, 2015.

10.27
Series A Preferred Termination, Loan and General Release Agreement, by and among SPHC, the Subsidiaries, Allied and the Company, incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K, filed on October 30, 2015;

10.28
Series B Preferred Termination, Consulting Agreement Modification and Settlement Agreement, by and among the Company, SPHC, the Subsidiaries and DePalo, incorporated by reference to Exhibit 10.2 of the Registrant's Report on Form 8-K, filed on October 30, 2015.

10.29	Secured Promissory Note, issued by SPHC to Allied, incorporated by reference to Exhibit 10.3 of the Registrant's Report on Form 8-K, filed on October 30, 2015.

10.30
First Allonge and Amendment to the Promissory Note issued by SPHC to Allied, dated October 27, 2015, incorporated by reference to Exhibit 10.4 of the Registrant's Report on Form 8-K, filed on October 30, 2015.

10.31
Modification Letter Agreement, by and among the Company, SPHC and Allied, dated as of October 27, 2015 is incorporated by reference to Exhibit 10.5 of the Registrant's Report on Form 8-K filed on October 30, 2015.

10.32
Modification Letter Agreement, by and among the Company, SPHC and Brookville, dated as of October 27, 2015, incorporated by reference to Exhibit 10.6 the Registrant's Report on Form 8-K, filed on October 30, 2015.

10.33
Settlement, Mutual Release and Indemnification Agreement by and between Signal Share, Infrastructure, Inc. and Hyatt Corporation incorporated by reference to Exhibit No.10.1 of the Registrant's Current Report on Form 8-K filed on November 20, 2015

10.34
Pledge and Security Agreement dated May 6, 2016, by and between Digital Media Acquisition Group Corp., SignalShare Software Development Corp., to Brookville Special Purpose Fund, LLC, Veritas High Yield Fund, LLC and Allied Investment Fund, Inc. incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 12, 2016.

10.35
Bill of Sale dated May 21, 2016, by and between SignalShare Infrastructure, Inc., Single Digits Inc. and Cenfin, LLC Incorporated by reference to Exhibit 10.1 of the Registration Current Report on Form 8-K filed on May 18, 2016.

14.1	Code of Ethics. **

16.1	Letter re: change in certifying accountant, is incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2015

16.2	Letter re: change in certifying accountant is incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2015.

21.1	Subsidiaries of the Registrant. **

31.1	Certification of the interim chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the interim chief financial officer and interim chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

**  Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2016.

M2 nGage Group, Inc.

By:	/s/ Christopher Broderick
Christopher Broderick
Chief Operating Officer and Director (Interim Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 29, 2016	By:	/s/ Aaron Dobrinsky
Aaron Dobrinsky
Chairman of the Board

August 29, 2016	By:	/s/ Christopher Broderick
Christopher Broderick
Chief Operating Officer and Director
(Interim Principal Executive Officer)
(Interim Principal Accounting Officer)