Form 10-Q
period 2021-03-31
Troika Media Group, Inc.
filed 2021-06-03
CIK 1021096

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response....... 186.82

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission File Number: 001-40329

Troika Media Group, Inc.
Exact name of registrant as speciﬁed in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)

1715 N. Gower Street, Los Angeles, California	90028
(Address of principal executive oﬃces)	(Zip Code)

(323) 965-1650

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former ﬁscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $.001 par value	TRKA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☐ Yes     ☒ No

The Registrant became a reporting company on April 19, 2021.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated ﬁler	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court. ☐ Yes     ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 2, 2021
Common Stock, $.001 par value	38,930,751

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,426,000	$1,706,000
Accounts receivable, net	3,248,000	841,000
Prepaid expenses	121,000	143,000
Other assets - short term portion	20,000	1,000
Total current assets	4,815,000	2,691,000

Other assets -long term portion	534,000	615,000
Property and equipment, net	273,000	344,000
Operating lease right-of-use assets	7,404,000	8,297,000
Intangible assets, net	2,572,000	4,191,000
Goodwill	17,362,000	17,362,000
Total assets	$32,960,000	$33,500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,553,000	$8,137,000
Convertible notes payable	535,000	1,435,000
Note payable - related party - short term portion	452,000	452,000
Contract liabilities	6,647,000	3,327,000
Operating lease liability - short term portion	2,922,000	2,255,000
Derivative liabilities	98,000	-
Stimulus loan program - short term portion	16,000	849,000
Total current liabilities	21,223,000	16,455,000

Long term liabilities:
Operating lease liability - long term portion	6,327,000	7,003,000
Note payable - related party – long term portion	2,198,000	1,975,000
Stimulus loan program - long term portion	553,000	855,000
Rental deposits	94,000	105,000
Liabilities of discontinued operations - long term portion	107,000	107,000
Total liabilities	30,502,000	26,500,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, 720,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	7,000	7,000
Series B Convertible Preferred Stock ($0.01 par value: 3,000,000 shares authorized, 2,495,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	25,000	25,000
Series C Convertible Preferred Stock ($0.01 par value: 1,200,000 shares authorized, 911,149 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	9,000	9,000
Series D Convertible Preferred Stock ($0.01 par value: 2,500,000 shares authorized, 1,979,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020)	20,000	20,000
Common stock, ($0.001 par value: 300,000,000 shares authorized; 15,020,512 and 15,454,623 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively)	15,000	16,000
Additional paid-in-capital	182,717,000	176,262,000
Stock payable	156,000	1,300,000
Accumulated deficit	(180,115,000)	(170,892,000)
Other comprehensive (gain)/loss	(376,000)	253,000
Total stockholders’ equity (deficit)	2,458,000	7,000,000
Total liabilities and stockholders’ equity (deficit)	$32,960,000	$33,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Project revenues, net	$3,854,000	$3,620,000	$12,437,000	$20,759,000
Cost of revenues	1,941,000	2,256,000	6,360,000	11,106,000
Gross profit	1,913,000	1,364,000	6,077,000	9,653,000

Operating expenses:
Selling, general and administrative expenses	6,813,000	6,089,000	14,864,000	19,483,000
Professional fees	136,000	98,000	1,274,000	527,000
Depreciation expense	34,000	90,000	95,000	281,000
Amortization expense of intangibles	540,000	1,003,000	1,619,000	3,010,000
Goodwill impairment expense	-	1,387,000	-	1,387,000
Total operating expenses	7,523,000	8,667,000	17,852,000	24,688,000
Loss from operations	(5,610,000)	(7,303,000)	(11,775,000)	(15,035,000)

Other income (expense):
Contribution revenue from stimulus funding	831,000	-	2,535,000	-
Amortization expense of note payable discount	-	(786,000)	(409,000)	(786,000)
Interest expense	11,000	(49,000)	(35,000)	(247,000)
Foreign exchange gain	(11,000)	18,000	(48,000)	9,000
Gain on early termination of operating lease	-	170,000	-	170,000
Other income	122,000	136,000	378,000	567,000
Other expenses	1,000	(3,000)	154,000	127,000
Total other income (expense)	954,000	(514,000)	2,575,000	(160,000)

Net loss from continuing operations before income tax	(4,656,000)	(7,817,000)	(9,200,000)	(15,195,000)
Provision for income tax	(23,000)	-	(23,000)	-
Net loss	$(4,679,000)	$(7,817,000)	$(9,223,000)	$(15,195,000)
Foreign currency translation adjustment	(130,000)	60,000	(629,000)	10,000
Comprehensive loss	$(4,809,000)	$(7,757,000)	$(9,852,000)	$(15,185,000)

Basic earnings and diluted (loss) per share
Continuing operations	$(0.31)	$(0.51)	$(0.58)	$(0.99)
Net loss attributable to common stockholders	$(0.31)	$(0.51)	$(0.58)	$(0.99)

Weighted average basic and diluted shares	15,110,400	15,454,623	15,874,783	15,413,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Three and Nine months Ending March 31, 2021 and 2020
(Unaudited)

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional				Stockholders’
	$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.001 Par Value		Paid In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)

BALANCE — July 1, 2019	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,881,500	$19,000	15,211,290	$15,000	$169,400,000	$1,743,000	$(156,445,000)	$50,000	$14,823,000

Sale of preferred stock - series D							42,500	-			417,000				417,000
Retirement of common stock									(416,667)	-	-				-
Issuance of common stock related to stock payable									660,000	1,000	442,000	(443,000)			-
Stock-based compensation on options											49,000				49,000
Stock-based compensation on warrants											2,646,000				2,646,000
Imputed interest on convertible note payable											9,000				9,000
Foreign currency translation gain														(57,000)	(57,000)
Net loss													(4,573,000)		(4,573,000)

BALANCE — September 30, 2019	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,924,000	$19,000	15,454,623	$16,000	$172,963,000	$1,300,000	$(161,018,000)	$(7,000)	$13,314,000

Sale of preferred stock - series D							55,000	1,000			549,000				550,000
Stock-based compensation on options											285,000				285,000
Stock-based compensation on warrants											462,000				462,000
Imputed interest on convertible note payable											4,000				4,000
Foreign currency translation gain														7,000	7,000
Net loss													(2,804,000)		(2,804,000)

BALANCE — March 31, 2019	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$174,263,000	$1,300,000	$(163,822,000)	$-	$11,818,000

Sale of preferred stock - series D											9,000				9,000
Stock-based compensation on options											529,000				529,000
Stock-based compensation on warrants											312,000				312,000
Warrants related to legal settlement											33,000				33,000
Discount on convertible note payable											1,093,000				1,093,000
Imputed interest on convertible note payable											22,000				22,000
Foreign currency translation gain														60,000	60,000
Net loss													(7,818,000)		(7,818,000)

BALANCE — March 31, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,261,000	$1,300,000	$(171,640,000)	$60,000	$6,058,000

BALANCE — July 1, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000

Issuance of common stock related to convertible note payables									499,222	-	1,400,000	-			1,400,000
Issuance of common stock related to stock payable									1,733,333	2,000	1,298,000	(1,300,000)			-
Stock-based compensation on options											166,000				166,000
Stock-based compensation on warrants											154,000				154,000
Imputed interest on convertible note payable											4,000				4,000
Foreign currency translation loss														(93,000)	(93,000)
Net loss													(3,921,000)		(3,921,000)

BALANCE — September 30, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	17.687.179	$18,000	$179,284,000	$-	$(174,813,000)	$160,000	$4,710,000

Stock-based compensation on options											263,000				263,000
Stock-based compensation on warrants											301,000				301,000
Imputed interest on convertible note payable											3,000				3,000
Beneficial conversion features on convertible promissory notes											144,000				144,000
Warrants granted for convertible promissory note											12,000				12,000
Shares to be issued for convertible promissory note												156,000			156,000
Foreign currency translation gain														(406,000)	(406,000)
Net loss													(623,000)		(623,000)

BALANCE — December 31, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	17,687,179	$18,000	$180,007,000	$156,000	$(175,436,000)	$(246,000)	$4,560,000

Retirement of common stock									(2,666,667)	(3,000)	3,000				-
Stock-based compensation on options											271,000				271,000
Stock-based compensation on warrants											2,427,000				2,427,000
Imputed interest on convertible note payable											9,000				9,000
Foreign currency translation gain														(130,000)	(130,000)
Net loss													(4,679,000)		(4,679,000)

BALANCE — March 31, 2021	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,020,512	$15,000	$182,717,000	$156,000	$(180,115,000)	$(376,000)	$2,458,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,223,000)	$(15,195,000)
Depreciation	95,000	281,000
Amortization of intangibles	1,619,000	3,010,000
Amortization of discount on convertible note payables	409,000	786,000
Amortization of right-of-use assets	893,000	1,386,000
Impairment of goodwill	-	1,387,000
Stock-based compensation on options	700,000	863,000
Stock-based compensation on warrants	2,882,000	3,420,000
Warrants related to legal settlement	-	33,000
Imputed interest for note payable	16,000	35,000
Gain on early termination of operating lease	-	(170,000)
Recognition of contribution revenue from stimulus funding	(2,535,000)	-
(Recovery) and provision for bad debt	(202,000)	133,000
Change in operating assets and liabilities:
Accounts receivable	(2,205,000)	985,000
Prepaid expenses	21,000	195,000
Other assets	63,000	(48,000)
Accounts payable and accrued expenses	2,418,000	1,876,000
Deferred expenses	-	(660,000)
Rental deposits	(11,000)	(6,000)
Operating lease liability	(10,000)	(1,732,000)
Contract liabilities	2,462,000	565,000
Net cash used in operating activities	(2,608,000)	(2,856,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(24,000)	(89,000)
Net cash used in investing activities	(24,000)	(89,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of series D convertible preferred shares for cash	-	976,000
Proceeds from stimulus loan programs	2,258,000	-
Proceeds from convertible note payable	500,000	1,400,000
Payments to convertible note payable	-	(44,000)
Net cash provided by financing activities	2,758,000	2,332,000

CASH FLOWS FROM DISCONTINUED OPERATIONS
Change in accounts payable and accrued expenses	-	(27,000)
Net cash used in discontinued operations - operating activities	-	(27,000)
Net cash (used in) provided by discontinued operations	-	(27,000)
Effect of exchange rate on cash	(406,000)	10,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(280,000)	$(630,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,706,000	1,589,000
CASH AND CASH EQUIVALENTS — end of period	$1,426,000	$959,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$-
Noncash investing and financing activities:
Retirement of common stock	$2,666,667	$6,000
Beneficial conversion features on convertible promissory notes	$144,000	$1,093,000
Warrants granted for convertible promissory note	$12,000	$-
Shares to be issued for convertible promissory note	$156,000	$-
Record derivative liability on convertible notes	$98,000	$-
Conversion of convertible note payable	$1,400,000	$-
Issuance of common stock related to stock payable	$1,300,000	$443,000
Right-of-use assets acquired through adoption of ASC 842	$-	$13,092,000
Right-of-use assets acquired through operating leases	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TROIKA MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine months Ended March 31, 2021 and 2020

NOTE 1 – PRESENTATION OF THE FINANCIAL STATEMENTS

The terms “Troika,” “the Company,” “we,” “our” and “us” each refer to Troika Media Group, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP or GAAP, for interim financial information and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures have been condensed or omitted.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report for the year ended June 30, 2020.

RISKS & UNCERTAINTIES

Liquidity

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows until fiscal year 2022. For the nine months ended March 31, 2021, the Company had a net loss of $9,223,000 which increased the accumulated deficit to $180.1 million at March 31, 2021 from $170.9 million at June 30, 2020. At March 31, 2021, the Company had approximately $1.4 million in cash and cash equivalents and a total of $4.8 million in current assets in relation to $21.2 million in current liabilities. While the Company continues to find efficiencies with its acquisitions of Troika Design Group, Inc. and Mission Group, the departure of Mission’s President and Founder in fiscal year 2019 together with the coronavirus (COVID-19) pandemic in fiscal years 2020 and 2021 impacted revenue more than anticipated.

With the acquisition of Mission Group, the Company anticipated increasing Troika’s footprint in a major media markets, such as NY and London. The Company also continues to expand its consulting services and breadth of product offering with existing Mission and Troika clients and increase business development in NY and London as a result of the Mission acquisition. Additionally, the Company intends to add to Mission business development due to Troika’s existing clientele.

During the fiscal year ended June 30, 2020, the Company entered into an agreement with a financial advisory firm to analyze potential financing transactions including preparing the Company for an initial public offering (IPO). In April 2021, the Company’s Form S-1 registration statement was declared effective by the U.S. Securities and Exchange Commission. The Company received net proceeds of $21.9 million ’and the Company’s securities were listed on the Nasdaq Capital Market. Management believes the proceeds from the IPO will be more than sufficient to meet the Company’s cash requirements until the Company generates positive cash flow.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization categorized the coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and the resulting public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and those of our clients. Businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the clients we service. We continue to believe our focus on our strategic strengths, including talent, our differentiated market strategy and the relevance of our services, including the longevity of our relationships, will continue to assist our Company as we navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted our results of operations, cash flows and financial position; however, the continued extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have took multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the UK and US markets with our Mission subsidiaries throughout the second quarter of calendar 2020 with much of the work force of the UK subsidiary on furlough, and with our Troika Design subsidiary furloughed as March 2020 progressed. Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of mid-February 2021, we started to see business dramatically improve and expect greater improvement in our results in our next fiscal quarters. As cities have commenced openings with the improvement of vaccines distribution and infection rates declining, our client activities have doubled and there is a real optimism that the economic conditions are improving. Sports, Entertainment, Pharma clients are contracting our services across all entities at rates similar to 2019.

We took steps to strengthen our financial position during this period of heightened uncertainty. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide relief as a result of the COVID-19 outbreak. The CARES Act, among other things, includes 1) provisions relating to compensation, benefits and payroll tax relief, 2) the availability of net operating loss carrybacks for periods beginning in 2018 and before 2021 and alternative minimum tax credit refunds, and 3) modifications to the net interest deduction limitations. The Company continues to examine the impacts the CARES Act may have on its business. The governments in which our International subsidiaries are located are offering similar business relief programs and the Company is examining the impacts of these programs on its operations as well.

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we expect to experience a decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions. On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company intends to use to address any cash shortfalls that may result from the current pandemic. In February 2021, the Company obtained additional relief under the CARES Act in the form of a Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which will be used for payroll, healthcare benefits, and other applicable operating expenses.

In the United Kingdom, as of April 1, 2020, Mission furloughed 27 employees, saving £78,000 in April payroll, being made up of £55,000 of furlough monies from the government and £16,000 in associated payroll savings and applied for a 3-month rent holiday. In May 1, 2020, Mission put on furlough an additional 5 employees bringing the total to 32, alongside a 10% pay cut for all employees not furloughed, saving £111,000 in May payroll, being made up of £62,000 of furlough monies from the government, £33,000 of associated payroll savings and £16,000 in savings related to the pay cut. On April 1, 2020, Troika Design Group actioned a 15% salary reduction across the majority of the Los Angeles staff and furloughed one office manager for a total savings of $112,000 per month. Finally, certain members of the Company’s executive team deferred compensation temporarily. In August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. While the Company’s revenue has declined by $8.3 million from $20.8 million to $12.4 million in the nine months ending March 31, 2021 and 2020 respectively, the Company is still quantifying how much of this decline in revenue was caused by the pandemic as well as the impact from the departure of Mission’s founder.

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements include the accounts of TMG, and its wholly-owned subsidiaries, Troika Design Group, Inc. (California), Troika Services Inc. (New York), Troika Analytics Inc. (New York), Troika Productions, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media Holdings Limited (England and Wales), and Mission Media USA, Inc. (New York). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Significant estimates and assumptions made by management include, among others, the assessment of the collectability of accounts receivable and the determination of the allowance for doubtful accounts, the valuation and useful life of capitalized equipment costs and long-lived assets, valuation of warrants and options, the determination of the useful lives and any potential impairment of long-lived assets such as intangible assets, the valuation of goodwill, stock-based compensation, and deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The Company has estimated the fair value of its financial instruments using the available market information and valuation methodologies considered to be appropriate and has determined that the book value of the Company’s accounts receivable, prepaid expenses, accounts payable, and accrued expenses, as of March 31, 2021 and 2020, respectively, approximate fair value based on their short-term nature.

FAIR VALUE MEASUREMENT

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as March 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of March 31, 2021 and 2020, the Company had $365,000 and $401,000 in cash that was uninsured, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2021 and 2020, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE

Our accounts receivable are amounts due from our clients. The Company accounts for unbilled accounts receivable using the percentage-of-completion accounting method for revenue recognized and the customer has not been invoiced due to the terms of the contract or the timing of the account invoicing cycle.

For those clients to whom we extend credit, we perform periodic evaluations of accounts receivable and maintain allowances for potential credit losses as deemed necessary.

The Company periodically reviews the outstanding accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. When a customer’s account is deemed to be uncollectible the outstanding balance is charged to the allowance for doubtful accounts. As of March 31, 2021 and 2020, the Company had $579,000 and $518,000 in allowance for doubtful accounts, respectively.

GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recorded goodwill and identifiable intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at June 30 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. A goodwill impairment charge of $598,000 was recorded as a result of the Company’s annual impairment assessment on June 30, 2020. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is June 30. Internal evaluations on both March 31, 2021 and 2020 determined that impairments were not necessary and this will be reevaluated June 30, 2021.

None of the goodwill is deductible for income tax purposes.

Intangibles

Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. It was determined by the Company that the COVID-19 pandemic was a triggering event and after an internal evaluation it was concluded that an impairment for intangibles was required on March 31, 2020 for $1,387,000. An internal evaluation was also carried out on March 31, 2021 and it was determined that an impairment was not necessary.

BENEFICIAL CONVERSION FEATURE

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on an allocated fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense using interest method.

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, the Company has adopted ASC 2018-07, Improvements to Nonemployee Share-Based Payment Accounting which expands on the scope of ASC 718 to include share-based payment transactions for acquiring services from non-employees and requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars for all entities other than Mission Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling (GBP). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into U.S. Dollars at balance sheet date, stockholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the quarter ended March 31, 2021 closing rate at 1.378900 US$: GBP, average rate at 1.342278 US$: GBP, for the quarter ended March 31, 2020 closing rate at 1.241200 US$: GBP, average rate at 1.268544 US$.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the three and nine months ended March 31, 2021 and 2020 included net loss and unrealized losses from foreign currency translation adjustments.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table provides the numerators and denominators in the basic and diluted earnings per share computations for the three months ended March 31. The figures represent the converted common stock equivalent.

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(4,679,000)	$(7,817,000)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	17,687,179	15,454,623
Weighted average common stock retired	(2,576,779)	-
Weighted average common shares issued during the period	-	-
Denominator for basic earnings per common shares	-	-
Weighted average common shares	15,110,400	15,454,623

Diluted EPS:
Common shares outstanding, beginning of period	17,687,179	15,454,623
Weighted average common stock retired	(2,576,779)	-
Weighted average common shares issued during the period	-	-
Denominator for basic earnings per common shares	-	-
Preferred Stock Series A, beginning of period	720,000	720,000
Preferred Stock Series B, beginning of period	2,495,000	2,495,000
Preferred Stock Series C, beginning of period	911,149	911,149
Preferred Stock Series D, beginning of period	1,979,000	1,979,000
Stock payable, beginning of period	156,000	1,300,000
Weighted average diluted effect of stock options	2,771,081	2,342,660
Weighted average diluted effect of warrants	7,622,411	6,110,534
Lock-Up Agreements - common stock equivalents	-	(5,711,111)
Weighted average common shares	31,765,041	25,601,854

The following table provides the numerators and denominators in the basic and diluted earnings per share computations for the nine months ended March 31. The figures represent the converted common stock equivalent.

	Nine Months Ended March 31,
	2021	2020

Numerator:
Net loss attributable to common stockholders	$(9,223,000)	$(15,195,000)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	15,454,623	15,211,290
Weighted average common stock retired	(836,983)	(296,533)
Weighted average common shares issued during the period	1,257,143	498,613
Denominator for basic earnings per common shares	-	-
Weighted average common shares	15,874,783	15,413,370

Diluted EPS:
Common shares outstanding, beginning of period	15,454,623	15,211,290
Weighted average common stock retired	(836,983)	(296,533)
Weighted average common shares issued during the period	1,257,143	498,613
Denominator for basic earnings per common shares	-	-
Preferred Stock Series A, beginning of period	720,000	720,000
Preferred Stock Series B, beginning of period	2,495,000	2,495,000
Preferred Stock Series C, beginning of period	911,149	911,149
Preferred Stock Series D, beginning of period	1,979,000	1,881,500
Stock payable, beginning of period	1,300,000	1,743,000
Weighted average preferred stock series D purchased during the period	-	260,000
Weighted average stock payable issued during the period	-	-
Weighted average diluted effect of stock options	2,686,722	2,127,915
Weighted average diluted effect of warrants	7,756,204	6,443,472
Lock-Up Agreements - common stock equivalents	-	(5,711,111)
Weighted average common shares	33,722,857	26,284,295

CORRECTION OF AN IMMATERIAL MISSTATEMENT

During the nine months ending March 31, 2021 the Company identified certain liabilities recorded as of June 30, 2020 relating to “Payroll Protection Program” stimulus funding totaling $1,704,000 that were to be treated as a government grant rather than debt. In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On June 30, 2020, the Company recorded these funds as debt and should have recorded the balance of $1,704,000 as a deferred income liability. The Company believes this is an immaterial misstatement as the total liabilities would have been unchanged.

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated balance sheets and statement of operations and comprehensive loss.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016 the FASB issued amended guidance in the form of ASU No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting for all leases with terms longer than twelve months. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. Leases will be classified as either finance (formerly “capital leases”) or operating, with classification affecting the pattern of expense recognition in the income statement. The standard provides for a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted Improvements”, allowing for an alternative transition method (the effective date approach). It allows an entity to initially apply the new lease guidance at the adoption date (rather than at the beginning of the earliest period presented). The Company adopted the new guidance on July 1, 2019 using the optional transitional method and elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification and whether initial direct costs qualify for capitalization. Upon adoption of the standard, the Company has recognized an $8.9 million right-of-use asset and offsetting lease liability on the balance sheet which resulted in no impact on accumulated deficit. The Company also removed deferred rent of approximately $842,000 when adopting the new guidance.

In July 2017, the FASB issued amended guidance in the form of ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company has adopted this standard effective July 1, 2019 and has determined that there was no material impact to the financials.

In February 2018 the FASB issued amended guidance in the form of ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. The Company has adopted this standard effective July 1, 2019 and has determined that there was no material impact to the financials.

In June 2018, the FASB issued amended guidance in the form of ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has adopted this standard effective July 1, 2019 and has determined that there was no material impact to the financials.

In October 2018, the FASB issued amended guidance in the form of ASU No. 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU amends the guidance for determining whether a decision-making fee is a variable interest. ASU No. 2018-17 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has adopted this standard effective July 1, 2019 and has determined that there were no such instances resulting in no material impact to the financials.

ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In August 2020, FASB issued ASU 2020-06, ”Debt—Debt with Conversion and Other and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 however it is not believed that it will result in a material to the financials.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Computer equipment	$650,000	$620,000
Website design	6,000	6,000
Office machine & equipment	97,000	89,000
Furniture & fixtures	437,000	429,000
Leasehold improvements	191,000	173,000
Tenant incentives	145,000	145,000
	1,526,000	1,462,000
Accumulated depreciation	(1,253,000)	(1,118,000)
Net book value	$273,000	$344,000

During the three months ended March 31, 2021 and 2020, depreciation expense was $34,000 and $90,000, respectively. During the nine months ended March 31, 2021 and 2020, depreciation expense was $95,000 and $281,000, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Customer relationship	$4,960,000	$8,510,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	2,200,000
Tradename	410,000	410,000
Workforce acquired	2,125,000	2,790,000
	9,685,000	14,670,000
Less: impairment expense	-	(1,867,000)
Less: accumulated amortization	(7,113,000)	(8,612,000)

Net book value	$2,572,000	$4,191,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the three and nine months ended March 31, 2021, the Company had no impairments. During the fiscal year ending June 30, 2020, the Company recorded $1,867,000 in impairment expense related to intangibles.

During the three months ended March 31, 2021 and 2020, amortization expense was $540,000 and $1,003,000, respectively. During the nine months ended March 31, 2021 and 2020, amortization expense was $1,619,000 and $3,010,000, respectively.

NOTE 4 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2021 and June 30, 2020, the Company recorded $10,525,000 and $8,137,000 in accounts payable and accrued expenses respectively. Both accounts payable and accrued expenses are treated as current liabilities however the difference is that a formal invoice has been received and entered to record an accounts payable transaction.

	March 31, 2021	June 30, 2020
Accounts payable	$2,774,000	$3,578,000
Accrued expenses	6,116,000	3,750,000
Accrued payroll	822,000	482,000
Accrued taxes	841,000	327,000
	$10,553,000	$8,137,000

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the fiscal year ending June 30, 2020, the Company issued a convertible promissory note of $200,000 to a lender with an interest rate of 10.0%, a loan fee of $10,000, and the balance was convertible into shares of the Company’s common stock at a rate of $3.75 per share. The balance was recorded as a current liability as payment was due on the earlier of February 28, 2020 or listing to a US national securities exchange which was anticipated within the next twelve months. In consideration for the loan, the lender received warrants for 13,333 shares of common stock at an exercise price of $3.75 per share vesting over three years. In July 7, 2020, the note holder elected to convert the entire balance.

During the fiscal year ending June 30, 2020, the Company issued a convertible promissory note of $200,000 to a lender with an interest rate of 10.0%, a loan fee of $10,000, and the balance was convertible into shares of the Company’s common stock at a rate of $3.75 per share. The balance was recorded as a current liability as payment was due on the earlier of March 7, 2020 or listing on a US national securities exchange which was anticipated within the next twelve months. In consideration for the loan, the lender received warrants for 66,667 shares of common stock at an exercise price of $3.75 per share vesting over five years. In July 7, 2020, the note holder elected to convert the entire balance.

During the fiscal year ending June 30, 2020, the Company issued a convertible promissory note of $1,000,000 to a lender with an interest rate of 10.0%, a loan fee of $120,000, and the balance was convertible into shares of the Company’s common stock at a rate of $1.50 per share. The balance was recorded as a current liability as payment was due on the earlier of April 15, 2020 or listing on a US national securities exchange which was anticipated within the next twelve months. In consideration for the loan, the lender received securities warrants for 13,334 shares of common stock at an exercise price of $0.75 per share vesting over three years and warrants for 66,667 shares of common stock at an exercise price of $1.50 per share vesting over three years. The note also includes a loan conversion option which entitled the lender upon conversion to additional warrants for 26,667 shares of common stock at an exercise price of $0.75 per share. In July 2020, the note holder elected to convert the entire balance. The additional warrants for 26,667 shares of common stock at an exercise price of $0.75 per share due upon conversion shall vest over three years and have been recorded though have not been issued.

In August 2020, the Company issued a convertible promissory note of $100,000 to a lender with an interest rate of 10.0%. If the loan was not paid by its maturity date which was the earlier of November 30, 2020 or five business days after the Company is listed on a national securities exchange, the principal due shall incur prospective interest of 20%. Upon mutual agreement, the balance including accrued interest is convertible into shares of the Company’s common stock at its then current market price less a 25% discount. A discount was recorded of $49,000 due to the conversion price being less than the market value and $21,000 of the discount was amortized during the three and nine months ended March 31, 2021. The balance was recorded as a current liability and interest expense of $2,000 was recorded for the three months ended March 31, 2021. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative lability. The fair market value of the embedded conversion feature was determined to be $49,000 using the Black-Scholes model as of March 31, 2021 and a derivative liability was recorded as a short-term liability. The assumptions used in the Black-Scholes valuation include a volatility of 66.48%, risk-free rate of 0.10% and term of one year.

In September 2020, the Company issued a convertible promissory note of $50,000 to a lender with an interest rate of 10.0%. If the loan is not paid by its maturity date which was the earlier of November 30, 2020 or five business days after the Company is listed on a national securities exchange, the principal due shall incur prospective interest of 20%. Upon mutual agreement, the balance including accrued interest is convertible into shares of the Company’s common stock at its then current offering price less a 25% discount. A discount was recorded of $24,000 due to the conversion price being less than the market value and $12,000 of that discount was amortized during the three months ended March 31, 2021. The balance was recorded as a current liability and interest expense of $1,000 was recorded for the three months ended March 31, 2021. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative lability. The fair market value of the embedded conversion feature was determined to be $25,000 using the Black-Scholes model as of March 31, 2021 and a derivative liability was recorded as a short-term liability. The assumptions used in the Black-Scholes valuation include a volatility of 66.48%, risk-free rate of 0.10% and term of one year.

In October 2020 and December 2020, the Company received gross proceeds of $247,500 and $52,500, respectively, for a total of $300,000 representing a convertible note payable issued to an existing investor. Terms include a maturity date of December 7, 2020, interest rate of 10% if the loan was not paid in full by the maturity date, and the outstanding balance can be converted to common stock at a conversion price of $3.00 per share of common stock if mutually agreed. In consideration for the loan, 26,667 warrants were issued at an exercise price of $1.95 per share vesting over three years and the issuance of 106,667 shares of restricted shares of common stock. A total discount of $300,000 was recorded due to the conversion price being less than the market value, which resulting a discount of $117,000, the discount value of $26,000 attributed to the 26,667 warrants, and the discount value of $156,000 attributed to the restricted shares of common stock. $300,000 of that discount was amortized during the nine months ended March 31, 2021. The balance was recorded as a current liability and interest expense of $7,000 was recorded for the three months ended March 31, 2021. In January 2021, it was mutually agreed to extend the maturity date to October 6, 2021.

In October 2020, the Company received gross proceeds of $50,000 representing a convertible note payable issued to an existing investor. Terms include an interest rate of 10% and a maturity date the earlier of January 1, 2021 or five business days after the Company is listed on a US national securities exchange. Upon mutual agreement, the outstanding balance can be converted to common stock at a conversion price 25% less the current offering price. In consideration for the loan, 6,667 warrants were issued at an exercise price of $2.25 per share vesting over three years. A total discount of $37,000 was recorded due to the conversion price being less than the market value, which resulted in a discount of $25,000 and the discount value of $12,000 attributed to the 6,667 warrants. $37,000 of that discount was amortized during the nine months ended March 31, 2021. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative lability. The fair market value of the embedded conversion feature was determined to be $25,000 using the Black-Scholes model as of March 31, 2021, a derivative liability was recorded as a short-term liability, and interest expense of $1,000 was recorded for the three months ended March 31, 2021. The assumptions used in the Black-Scholes valuation include a volatility of 66.48%, risk-free rate of 0.10% and a term of one.

As of March 31, 2021 and June 30, 2020, there was a total $535,000 and $1,435,000 in notes payable outstanding. The Company recorded $12,000 and $54,000 in interest expense relating to convertible note payables during the three and nine months ended March 31, 2021, respectively. The Company recorded $7,000 and $7,000 in interest expense relating to convertible note payables during the three and nine months ended March 31, 2020, respectively. The Company recorded $409,000 and $0 in amortization expense relating to the note payable discount during the nine months ended March 31, 2021 and 2020, respectively.

NOTE 6 – NOTE PAYABLE RELATED PARTY

As of March 31, 2021 and 2020, the Company owed the founder and CEO of Troika Design Group, Inc., Dan Pappalardo, approximately $200,000 and the estate of his mother Sally Pappalardo $235,000. Repayment of the loans were contractually due to begin on July 1, 2019 and accrue interest at 10.0% per annum. Interest expense of $10,000 and $10,000 were recorded for these notes for the three months ending March 31, 2021 and 2020, respectively. Interest expense of $30,000 and $30,000 were recorded for these notes for the nine months ended March 31, 2021 and 2020, respectively.

During the year ended June 30, 2020, the Company issued a convertible promissory note of $1,300,000 to a related party with an interest rate of 5.0% and convertible into shares of the Company’s common stock at a rate of $0.75 per share. The holder elected to convert the debt into shares of the Company’s common stock in July 2019 at a rate of $0.75 per share for 1,733,334 shares. This balance was recorded as stock payable on June 30, 2020 as the shares were not issued until July 2020.

On January 27, 2019, Daniel Jankowski and Tom Ochocki (collectively as the “Lenders”) entered into a facility agreement with Mission Media Limited (“MML”) in order to provide certain funds allowing MML to exit administration in the United Kingdom. Mr. Ochocki, as primary lender, provided MML £1,594,211 ($2,198,000) which was received in January 2019. The same agreement allows the Company to draw upon Mr. Jankowski in upwards of £992,895 ($1,369,000) however the funds were not needed. Mr. Ochocki was a member of the Board of the Company and subsequent to the loan, Mr. Jankowski was appointed to the Board. Both Lenders were appointed to the Board of Mission Media Holdings Limited. The loan has a repayment date of January 2022 and an interest rate of 0%. Imputed interest for $22,000 and $35,000 were recorded for this facility agreement for the nine months ending March 31, 2021 and 2020, respectively. The Company paid the balance due of the note in April 2021.

Below is a breakout showing the short term and long-term potions of notes payable related party as of March 31, 2021 and June 30, 2020:

	March 31, 2021	June 30, 2020
Short term portion
Dan Pappalardo	$217,000	$217,000
Estate of Sally Pappalardo	235,000	235,000
	452,000	452,000

Long term portion
Tom Ochocki	2,198,000	1,975,000
	$2,198,000	$1,975,000

NOTE 7 – LEASE LIABILITIES

The Company leases office space and as a result of our adoption of ASC 842, the operating leases are reflected on our balance sheet within operating lease right-of-use (ROU) assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms. Variable lease costs such as common area maintenance, property taxes and insurance are expensed as incurred.

When the new accounting standard was adopted on July 1, 2019, the Company had current and long-term operating lease liabilities of $2,275,000 and $6,916,000, respectively, and right of use of assets of $8,348,000. As of June 30, 2020, the Company had current and long-term operating lease liabilities of $2,255,000 and $7,003,000, respectively, and right of use of assets of $8,297,000. As of March 31, 2021, the Company had current and long-term operating lease liabilities of $2,922,000 and $6,327,000, respectively, and right of use of assets of $7,404,000.

Future minimum lease payments on a discounted and undiscounted basis under these leases are as follows:

	Troika Gower	Troika LaBrea	Corporate Englewood	Mission US Brooklyn	Mission US Manhattan	Mission UK London	Undiscounted Cash Flows
Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

2021	310,000	838,000	14,000	602,000	93,000	166,000	2,023,000
2022	536,000	-	55,000	460,000	-	677,000	1,728,000
2023	558,000	-	19,000	497,000	-	677,000	1,751,000
2024	580,000	-	-	509,000	-	677,000	1,766,000
2025	346,000	-	-	522,000	-	677,000	1,545,000
2026	-	-	-	535,000	-	564,000	1,099,000
2027	-	-	-	455,000	-	-	455,000

Total undiscounted minimum future payments	2,330,000	838,000	88,000	3,580,000	93,000	3,438,000	10,367,000
Imputed interest	(185,000)	-	(4,000)	(392,000)	(93,000)	(444,000)	(1,118,000)
Total operating lease liabilities	$2,145,000	$838,000	$84,000	$3,188,000	$-	$2,994,000	$9,249,000
Short-term lease liabilities	$610,000	$838,000	$52,000	$899,000	$-	$523,000	$2,922,000
Long-term lease liabilities	$1,535,000	$-	$32,000	$2,289,000	$-	$2,471,000	$6,327,000

Other information related to our operating leases is as follows:

March 31, 2021
Weighted average remaining lease term in years	3.4 years
Weighted average discount rate	10.8%

LEASE AGREEMENTS

On February 8, 2013, our Troika Design Group, Inc. subsidiary entered into a lease agreement for office space in Los Angeles, CA. The lease commenced upon move in, December 15, 2013. As part of the lease agreement, Troika received a rent abatement in months two through six of the lease and partial rent abatement in months seven through nine. The lease also provides for an escalation clause where the Company will be subject to an annual rent increase of 3%, year over year. Initially the lease expired on May 31, 2021, however the Company surrendered the premises in January 2020.

On February 1, 2018, Troika Media Group entered into a five-year lease agreement for office space in Englewood Cliffs, NJ. The beginning lease expense was $4,120 per month escalating annually at 3.5%. The lease expires on January 31, 2023.

On January 9, 2014, Mission USA entered into a seven year and five-month lease agreement for office space in New York, NY. The beginning lease expense was $19,230 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through five of the lease. The lease expired on May 8, 2021.

On May 2, 2017, Mission USA entered into a ten-year lease agreement for office space in Brooklyn, NY. The beginning lease expense was $34,278 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through four of the lease. The lease expires on May 1, 2027.

On April 6, 2016, Mission UK entered into a ten-year lease agreement for office space in London, UK. The beginning lease expense was £17,365 ($22,432) per month for the first twelve months and then escalated to £40,916 ($52,855) per month for the remainder of the lease which expires April 5, 2026. As part of the lease agreement, Mission UK received a rent abatement in months sixty-one through sixty-six of the lease. On September 8, 2020, Mission UK entered into an amendment to the current lease providing a discount for the period between March 25, 2020 and September 28, 2020 in acceptance of an increase in the monthly payments from £40,916 to £46,766 for the months of October 2020 through April 2021. In April 2021, Mission UK terminated the original lease agreement and has agreed with the landlord to occupy the first floor of the building through June 2021 at £8,858 per month. In April 2021, Mission UK entered into a three-year lease agreement for office space in London, UK ending in April 2024. The lease expense is £39,173 ($54,016) per month throughout the life of the lease.

On February 1, 2020, Troika Production Group entered into a five-year lease agreement for office space in Los Angeles, CA. The beginning lease expense is $42,265 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 3.5%, year over year. The lease expires on January 31, 2025.

The Company accounts for leases based on the new accounting standard ASC 842 and recorded $537,000 and $773,000 in rent expense for the three months ended March 31, 2021 and 2020, respectively. The Company recorded $1,283,000 and $1,439,000 in rent expense for the nine months ended March 31, 2021 and 2020, respectively.

SUBLEASE AGREEMENTS

On January 19, 2018, Mission Media USA, Inc. entered into a four-year sublease agreement pertaining to the aforementioned office space in New York, NY. The sublease commenced on March 1, 2018 and lease income was $22,496 per month escalating annually at 3.0%.

On April 6, 2019, Mission-Media Limited entered into a sublease agreement pertaining to a floor within the aforementioned office space in London, UK. The sublease commenced in April 2019 and the lease income is £3,000 per month and could be terminated by either party with 30 days written notice.

On April 19, 2018, Mission-Media Limited entered into a sublease agreement pertaining to a floor within the aforementioned office space in London, UK. The sublease commenced in April 2018 and terminated in March 2021. The lease income was £5,163 per month.

NOTE 8 – LEGAL CONTINGENCIES

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Stephenson Disputes. A dispute arose between Nicola and James Stephenson, co-founders of Mission, and the Company. The Board of Directors deemed it necessary to terminate the Stephensons’ employment on January 4, 2019. The Company filed suit on January 7, 2019 in the Federal District Court for the Southern District of New York against the Stephensons (Troika Media Group et.al. vs. Nicola Stephenson, James Stephenson and AllMac LLC, 14-CV-00145-ER) associated with the activities of the Stephensons’ and alleging breach of the Mission Acquisition documents.

On February 13, 2019, the Court granted the Company a preliminary injunction barring the Stephensons from, among other things: entering the physical or virtual premises of the Company; communicating with Company employees; accessing the Company’s and its affiliates’ property or funds, and holding themselves out as being associated with the Company.

In March 2019, the parties agreed to submit their disputes to arbitration before JAMS. On January 4, 2021, the Arbitrator issued a Partial Final Award (made final on March 8, 2021) in favor of the Company. The Arbitrator found that the Stephensons were terminated properly for cause, had violated their fiduciary duties to the Company and that there was no fraud on the part of the Company or its management and awarded the Company approximately $900,000 in net damages after the Stephensons were reimbursed for previously incurred business expenses. The Arbitrator also provided limited relief to the Stephensons from their expiring non-compete agreement.

On October 30, 2019, the Court issued an order disqualifying the Stephensons’ law firm from serving as counsel in this matter due to the fact that, among other findings, Stephensons’ counsel simultaneously impermissibly represented the Stephensons in an adversarial manner while it still represented the Company.

Studio Fathom Dispute. On January 28, 2021, the Company received a demand from Studio Fathom associated with amounts purportedly due for services provided to Mission Culture, LLC. Studio Fathom claims Mission owes approximately $197,000 for services related to a project that the vendor worked on. The Company is reviewing the claims as it is aware that certain disputes may exist related to the purported amount due. At this time the Company cannot comment on the legitimacy of the demand.

Other than the foregoing, no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

NOTE 9 – STOCKHOLDERS’ EQUITY

REVERSE STOCK SPLIT

In June 2020, our Board of Directors and stockholders holding a majority of the outstanding shares of our common stock approved a resolution authorizing our Board of Directors to effect a reverse stock split of our common stock at a certain exchange ratios from 1:10 to 1:15 with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and which exchange ratio to implement. In September 2020, the Company amended its articles of incorporation and enacted a reverse stock split of 1 share for each 15 shares and the accompanying financials reflect the reverse stock split retroactively.

The reverse stock split resulted in a decrease in authorized shares of all classes of stock from 615,000,000 to 315,000,000 shares consisting of 300,000,000 shares of common stock at a par value of $0.001 and 15,000,000 shares of preferred stock at a par value of $0.01 per share. Prior to the reverse stock split, the Company had 600,000,000 shares of common stock at a par value of $0.001, 15,000,000 shares of preferred stock at a par value of $0.20 per share.

COMMON STOCK

As of March 31, 2021 and June 30, 2020, the Company has 15,020,512 and 15,454,623 shares of common stock issued and outstanding.

In July 2020, the holder of a convertible promissory note for $1,000,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $1.50 per share and 387,222 shares were issued representing the outstanding principal and accrued interest.

In July 2020, the holder of a convertible promissory note for $200,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.75 per share and 56,000 shares were issued representing the outstanding principal and loan fee.

In July 2020, the holder of a convertible promissory note for $200,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.75 per share and 56,000 shares were issued representing the outstanding principal and loan fee.

In January 2021, the Company reported the return of the two million six hundred sixty thousand six hundred and sixty-seven (2,666,667) shares of the Company’s stock granted to the Stephensons regarding the aforementioned legal dispute. Upon their termination for Cause, the restricted shares held in escrow were forfeited back to the Company.

PREFERRED STOCK

The Company has designated 15,000,000 shares as preferred stock, par value $1.50 series A, B, C and D, of which 5,000,000 shares have been designated as Series A preferred stock; 3,000,000 shares have been designated as Series B convertible preferred stock; 1,200,000 shares have been designated as Series C convertible preferred stock; and 2,500,000 shares have been designated as Series D convertible preferred stock.

As of March 31, 2021, 720,000 shares of Series A Preferred Stock were issued and outstanding; 2,495,000 shares of Series B Preferred Stock were issued and outstanding; 911,149 shares of Series C Preferred Stock were issued and outstanding; and 1,979,000 shares of Series D Preferred Stock were issued and outstanding.

As of June 30, 2020, 720,000 shares of Series A Preferred Stock were issued and outstanding; 2,495,000 shares of Series B Preferred Stock were issued and outstanding; 911,149 shares of Series C Preferred Stock were issued and outstanding; and 1,979,000 shares of Series D Preferred Stock were issued and outstanding.

WARRANTS

During the three months ended March 31, 2021, the Company issued warrants to a certain aforementioned investor to purchase 26,667 shares of the Company’s common stock at $1.95 vested over three years in consideration for convertible note payables. Valued at $66,000, a total of $0 was expensed in the three months ending March 31, 2021.

During the three months ended March 31, 2021, the Company issued warrants to certain directors and consultants to purchase 566,667 shares of the Company’s common stock between $0.75 and $3.75 per share which vested over three years and were valued at $1,682,000. The Company recorded compensation of $1,558,000 for the vested portion during the three months ended March 31, 2021.

During the three months ended March 31, 2020, the Company issued warrants to certain aforementioned investors to purchase 438,333 shares of the Company’s common stock between $0.75 and $3.75 vested over three years in consideration for new issued convertible note payables and extensions of previously issued notes. Valued at $1,075,000, a total of $748,000 was expensed in the three months ending March 31, 2020.

During the three months ended March 31, 2020, the Company issued warrants to certain directors and consultants to purchase 327,333 shares of the Company’s common stock between $0.75 and $3.75 per share which vested between three and four years and were valued at $858,000. The Company recorded compensation of $0 for the vested portion during the three months ended March 31, 2020.

As of March 31, 2021 and 2020, respectively, the Company issued 8,551,000 warrants valued at $16,050,000 and 7,187,518 warrants valued at $11,934,000 using the Black-Scholes model.

The Company uses the Black-Scholes Model to determine the fair value of warrants granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on an average of the contract term and the vesting period taking into consideration the vesting schedules and future employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of warrants awards.

The Company determines the assumptions used in the valuation of warrants awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for warrants granted throughout the year.

The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the nine months ended March 31, 2021 and 2020:

	2021	2020
Volatility - range	63.5% - 66.5%	56.4% – 74.1%
Risk-free rate	0.2% - 0.5%	0.3% - 1.8%
Contractual term	4.0 - 5.0 years	4.0 - 5.0 years
Exercise price	$0.75 - $3.75	$0.75 - $3.75

A summary of the warrants granted, exercised, forfeited and expired for the nine months ending March 31, 2021 are presented in the table below:

	Number of Warrant Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	7,858,741	$1.52	$1.92	$9,234,295	3.0
Granted	1,256,667	0.93	3.04	3,845,945	4.7
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(564,556)	3.16	3.13	(733,295)	-
Outstanding March 31, 2021	8,550,852	1.12	1.88	12,039,000	2.5
Vested and exercisable March 31, 2021	7,598,630	1.10	1.73	9,644,333	2.4
Non-vested March 31, 2021	952,223	$1.24	$3.02	$2,394,667	3.4

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of March 31, 2021.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	7,440,667	2.5 years	6,658,444	2.3 years
$1.50	400,000	3.2 years	400,000	3.2 years
$1.50	26,667	0.0 years	-	0.0 years
$3.00	66,667	3.9 years	66,667	3.9 years
$3.75	435,000	3.2 years	291,667	3.7 years
$6.00	163,333	0.2 years	163,333	0.2 years
$27.00	18,518	0.4 years	18,518	0.4 years

	8,550,852	2.5 years	7,598,630	2.4 years

A summary of the warrants granted, exercised, forfeited and expired for the nine months ending March 31, 2020 are presented in the table below:

	Number of Warrant Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2019	6,275,593	$1.65	$1.65	$5,509,850	3.8
Granted	1,667,815	1.50	2.85	3,845,945	3.0
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Cancelled	(164,815)	-	-	(44,445)	-
Outstanding March 31, 2020	7,778,593	1.50	1.95	9,311,350	3.1
Vested and exercisable March 31, 2020	7,303,741	1.65	1.95	7,814,295	3.1
Non vested March 31, 2020	474,852	$1.65	$2.55	$1,497,055	2.3

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of March 31, 2020.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	6,546,333	3.3 years	6,404,259	3.2 years
$1.50	416,667	2.5 years	133,333	4.0 years
$1.50	66,667	4.9 years	-	-
$2.25	261,667	2.1 years	262,222	1.4 years
$3.00	381,333	1.0 years	381,333	1.0 years
$3.75	105,926	0.3 years	122,593	0.3 years
	7,778,593	3.1 years	7,303,741	3.1 years

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock option under IRS section 422 (“ISO’s”) or a non-qualified stock option (“Non-ISO’s”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan.

ISO’s Awards

During the three months ended March 31, 2021, the Company did not issue additional options. During the three months ended March 31, 2020 the Company issued options to certain employees to purchase 308,333 shares of the Company’s common stock between $0.75 and $3.75 per share which vested during various terms and were valued at $582,000. The Company recorded compensation of $271,000 and $314,000 for the three months ended March 31, 2021 and 2020, respectively, relating to the vested portion of options that were issued in previous periods. The total compensation of the unvested options to be recognized in future periods is $812,000 and the weighted average remaining is 1.5 years.

The Company uses the Black-Scholes Model to determine the fair value of Options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on an average of the contract term and the vesting period taking into consideration the vesting schedules and future employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of option awards.

The Company determines the assumptions used in the valuation of Option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the nine months ended March 31, 2021 and 2020.

	2021	2020
Volatility - range	64.8%	57.5% – 64.8%
Risk-free rate	0.3%	0.9% - 1.7%
Contractual term	3.0 years	3.0 years
Exercise price	$3.75	$0.75 - $3.75

A summary of the options granted, exercised, forfeited and expired for the nine months ending March 31, 2021 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	3,377,222	$1.10	$1.06	$2,030,000	0.7
Granted	76,667	3.75	-	-	2.8
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(143,333)	-	-	(200,000)	-
Outstanding March 31, 2021	3,310,556	1.10	1.01	1,830,000	0.5
Vested and exercisable March 31, 2021	2,883,458	0.89	0.93	1,469,818	0.3
Non-vested March 31, 2021	427,098	$2.59	$1.90	$360,182	1.5

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of March 31, 2021.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,768,889	0.3 years	2,628,458	0.2 years
$1.50	200,000	0.5 years	166,667	0.5 years
$3.75	341,667	2.0 years	88,333	1.9 years
	3,310,556	0.5 years	2,883,458	0.3 years

A summary of the options granted, exercised, forfeited and expired for the nine months ending March 31, 2020 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2019	3,512,500	$0.90	$0.90	$1,908,750	1.1
Granted	511,667	2.70	2.10	550,000	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(139,167)	-	-	243,750	-
Outstanding March 31, 2020	3,885,000	1.05	1.05	2,152,500	0.8
Vested and exercisable March 31, 2020	2,522,731	0.75	0.90	1,155,000	0.5
Non-vested March 31, 2020	1,362,269	$1.50	$1.35	$997,500	1.5

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of March 31, 2020.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	3,326,667	0.6 years	2,334,398	0.4 years
$1.50	200,000	1.5 years	177,778	1.1 years
$3.00	16,667	1.8 years	7,222	2.0 years
$3.75	341,667	3.0 years	3,333	0.9 years
	3,885,000	0.8 years	2,522,731	0.5 years

NOTE 10 – DISAGGREGATION OF REVENUE & LONG-LIVED ASSETS

The following table presents the disaggregation of gross revenue between revenue types:

	Three Months Ended March 31,		Nine months Ended March 31,
	2021	2020	2021	2020
Project fees	$1,627,000	$697,000	5,268,000	$5,091,000
Retainer fees	560,000	631,000	1,648,000	2,913,000
Fee income	676,000	1,003,000	2,435,000	4,602,000
Reimbursement income	991,000	1,290,000	3,086,000	8,149,000
Other revenue	-	(1,000)	-	4,000
	$3,854,000	$3,620,000	12,437,000	$20,759,000

The following table presents the disaggregation of gross revenue between the United States and the United Kingdom:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Gross Revenue:
United States	$2,309,000	$2,239,000	$7,940,000	$12,927,000
United Kingdom	1,545,000	1,381,000	4,497,000	7,832,000
Total gross revenue	$3,854,000	$3,620,000	$12,437,000	$20,759,000

The following table presents the disaggregation of gross profit between the United States and the United Kingdom:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Gross Profit:
United States	$1,078,000	$439,000	$3,770,000	$5,509,000
United Kingdom	835,000	925,000	2,307,000	4,144,000
Total gross profit	$1,913,000	$1,364,000	$6,077,000	$9,653,000

The following table presents the disaggregation of net income (loss) between the United States and the United Kingdom:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Net Gain or Loss:
United States	$(4,188,000)	$(8,129,000)	$(8,147,000)	$(14,874,000)
United Kingdom	(491,000)	312,000	(1,076,000)	(321,000)
Total net gain/(loss)	$(4,679,000)	$(7,817,000)	$(9,223,000)	$(15,195,000)

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of March 31, 2021:

	United States	United Kingdom	Total
Computer equipment	$457,000	$193,000	$650,000
Website design	6,000	-	6,000
Office machine & equipment	52,000	45,000	97,000
Furniture & fixtures	351,000	86,000	437,000
Leasehold improvements	62,000	129,000	191,000
Tenant incentives	145,000	-	145,000
	1,073,000	453,000	1,526,000
Accumulated depreciation	(844,000)	(409,000)	(1,253,000)
Net book value	$229,000	$44,000	$273,000

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2020:

	United States	United Kingdom	Total
Computer equipment	$460,000	$160,000	$620,000
Website design	6,000	-	6,000
Office machine & equipment	53,000	36,000	89,000
Furniture & fixtures	350,000	79,000	429,000
Leasehold improvements	54,000	119,000	173,000
Tenant incentives	145,000	-	45,000
	1,068,000	394,000	1,462,000
Accumulated depreciation	(770,000)	(348,000)	(1,118,000)
Net book value	$298,000	$46,000	$344,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of March 31, 2021.

Intangibles	United States	United Kingdom	Total
Customer relationship	$4,960,000	$-	$4,960,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	-	1,430,000
Tradename	410,000	-	410,000
Workforce acquired	2,125,000	-	2,125,000
	9,685,000	-	9,685,000
Less: accumulated amortization	(7,113,000)	-	(7,113,000)

Net book value	$2,572,000	$-	$2,572,000

Goodwill	$9,831,000	$7,531,000	$17,362,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of June 30, 2020.

Intangibles	United States	United Kingdom	Total
Customer relationship	$4,960,000	$3,550,000	$8,510,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	770,000	2,200,000
Tradename	410,000	-	410,000
Workforce acquired	2,125,000	665,000	2,790,000
	9,685,000	4,985,000	14,670,000
Less: impairment	-	(1,867,000)	(1,867,000)
Less: accumulated amortization	(5,494,000)	(3,118,000)	(8,612,000)

Net book value	$4,191,000	$-	$4,191,000

Goodwill	$9,831,000	$7,531,000	$17,362,000

NOTE 11 – SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING AND NASDAQ LISTING

On April 22, 2021, the Company completed an underwritten public offering of 5,783,133 shares of common stock and warrants at a public offering price of $4.15 per share and accompanying warrant for aggregate gross proceeds of $24,000,000. After deducting underwriting commissions and other offering expenses, the Company received approximately $21,700,000 in net proceeds. The Company has granted the underwriters a 45 day option to purchase up to 867,469 additional shares and warrants at the public offering price of $4.15 less discounts and commissions. The Company has listed its common stock and warrants on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW”, respectively, and trading began on April 20, 2021.

PREFERRED STOCK CONVERSION

On May 10, 2021, the Company converted all Preferred Stock Series B, C, and D into Common Stock following its uplisting to the Nasdaq Capital Market. At the time of the conversion the Company had 2,495,000 shares of Series B Convertible Preferred Stock that were convertible into 594,051 shares of common stock at a price of $4.20 per share; 911,149 shares of Series C Convertible Preferred Stock convertible into 12,148,654 shares of Common Stock at $0.75 per share; and 1,979,000 shares of Series D Convertible Preferred Stock convertible into 5,277,335 shares of Common Stock at $3.75 per share for a total of 18,020,040 shares of Common Stock.

REDEEEM, LLC ACQUISITION & EXECUTIVE COMPENSATION

On May 21, 2021, the Company acquired substantially all the assets and approximately $165,000 of specific liabilities of Redeeem LLC a fintech platform that empowers businesses to digitize any asset to build their own blockchain-based payment solution for a total purchase price of $12.1 million. The acquisition price consisted of $1.21 million in cash and $10.89 million in common stock vested over three years.

On May 21, 2021, the Company entered into an employment agreement with Kyle Hill to continue serving as President and reporting directly to the CEO of the Company. The executive will be compensated at $300,000 in base salary per year and the contract is three years with automatic renewal annually unless either party has given written notice.

SEPARATION AGREEMENT WITH SAB MANAGEMENT, LLC

In order to facilitate the Company’s listing on a national securities exchange, the Company had entered into a Separation Agreement dated as of February 28, 2021 with SAB Management, LLC (“SAB”) and Andrew Bressman (“Bressman”). Under the terms of the Separation Agreement, Mr. Bressman’s consultancy with the Company under a Consultant Agreement dated as of June 1, 2017 terminated, without cause, effective immediately prior to the listing of the Company’s securities on a National Securities Exchange. The Consultant Agreement provided for Mr. Bressman to be Managing Director and Assistant to the CEO and Chairman of the Board until March 31, 2024.

Upon the completion of the offering, the Company paid Mr. Bressman (i) accrued and unpaid consulting fees, expenses and interest in the amount of $378,836.85, and (ii) one-half of the consulting fees owed under the Consultant Agreement in the amount of $1,291,833.33. The balance of Consultant’s fees under the Consultant Agreement in the amount of $1,291,833.33 shall be paid on a regular bi-weekly schedule through March 21, 2023. Provided the terms of the Bonus Provision in the Consultant Agreement are satisfied prior to the effective date of the Agreement, or will be reasonably fulfilled after such date, the Consultant shall be paid such bonus. On March 31, 2021, the Company accrued Mr. Bressman’s unpaid consulting fees, expenses and interest however the subsequent consulting fees were not accrued as the separation agreement was contingent upon the Company’s listing on a National Securities Exchange which did not occur until April 2021.

EXECUTIVE COMPENSATION

The Company entered into a First Amendment to the Executive Employment Agreement of Robert Machinist, Chief Executive Officer dated April 30, 2021, effective as of April 1, 2021. Under the first amendment Mr. Machinist’s base salary was increased from $210,000 to $300,000. Mr. Machinist also received a $100,000 cash bonus as a result of the Company’s IPO.

SETTLEMENT OF NOTE PAYABLE RELATED PARTY

In April 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal and accrued interest. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

SETTLEMENT OF NOTE PAYABLE

In May 2021, the Company paid $119,000 to a holder of a $100,000 convertible promissory note with an interest rate of 10.0% from August 2020. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full and the payment consisted of $100,000 in principal and $19,000 in accrued interest.

EXERCISE OF WARRANTS BY FORMER DIRECTOR

In May 13, 2021, a former director Jeffrey Schwartz exercised 166,667 in warrants at a closing price of $2.81 and an exercise price of $0.75 resulting in the issuance of 122,183 shares of common stock.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended June 30, 2020, and the notes thereto. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

OVERVIEW

Troika Media Group, Inc. was incorporated in Nevada in 2003. The Company is a transatlantic agency focusing on branding, digital marketing and performance media services, using actionable intelligence across all broadcast digital media and live experiences. On June 12, 2017, we completed a merger with Troika Design Group, Inc., a strategic brand consultancy with deep expertise in entertainment media, sports, consumer goods and service brands. On June 29, 2018, we acquired all of the equity interests of Mission Culture LLC and Mission Media Holdings Limited, a company headquartered in London, with North American operations since 2009, as a brand experience and communications agency that specializes in consumer immersion through a cultural lens, via live experiences, brand partnerships, public relations and social and influencer engagement. In October 2016, our secured lenders took control of the Company’s then operating subsidiaries which ceased operations and are included in discontinued operations.

The Impact of the Global COVID-19 Virus

In March 2020, the World Health Organization categorized the coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and the resulting public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and those of our clients. Businesses have adjusted, reduced or suspended operating activities, which has negatively impacted the clients we service. We continue to believe our focus on our strategic strengths, including talent, our differentiated market strategy and the relevance of our services, including the longevity of our relationships, will continue to assist our Company as we navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic will negatively impact our results of operations, cash flows and financial position; however, the extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce continuing to work from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we took multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the UK and US markets with our Mission subsidiaries throughout the second quarter of calendar 2020 with much of the work force of the UK subsidiary on furlough, and with our Troika Design subsidiary furloughed as March progressed. Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors and were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of mid-February, we are starting to see business dramatically improve and expect greater improvement in our results by the third and four fiscal quarters. As cities have commenced openings with the improvement of vaccine distribution and infection rates declining, our client activities have recently dramatically improved and there is a real optimism that economic conditions are improving. Sports, entertainment and pharma clients are contracting our services across all entities at rates similar to 2019.

We took steps to strengthen our financial position during this period of heightened uncertainty through availing ourselves of various government relief programs. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide relief as a result of the COVID-19 outbreak. The CARES Act, among other things, includes 1) provisions relating to compensation, benefits and payroll tax relief, 2) the availability of net operating loss carrybacks for periods beginning in 2018 and before 2021 and alternative minimum tax credit refunds, and 3) modifications to the net interest deduction limitations. The Company continues to examine the impacts the CARES Act may have on its business. The governments in which our International subsidiaries are located are offering similar business relief programs and the Company is examining the impacts of these programs on its operations as well.

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we have experienced a substantial decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loan. In the aggregate, we received $1.7 million in SBA stimulus “Payroll Protection Program” (“PPP”) loans as of June 30, 2020. Of which the majority of these loans were used for payroll. As per the US Government rules, these amounts were used for payroll, healthcare benefits and the majority or all of the loan may be forgiven. On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company used to address cash shortfalls that resulted from the current pandemic. We received an additional $1.69 million in Payroll Protection Program loans as part of the second round of stimulus payments at the end of February 2021. We believe these steps will enhance our financial resources as we navigate the period ahead. Since June 2020, we had received an aggregate of approximately $3,397,000 in PPP loan proceeds. As of March 25, 2021, the Company has received notice that approximately $891,000 PPP loans have been forgiven, with applications for the remaining PPP loan forgiveness pending.

In the United Kingdom, as of April 1, 2020, Mission furloughed 27 employees, saving £78,000 (US $108,420) in April payroll, being made up of £55,000 (US $76,450) of furlough monies from the government and £16,000 (US $22,240) in associated payroll savings and applied for a 3-month rent holiday. In August 2020, the Company received £50,000 (US $69,500) in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company has used these proceeds to address any cash shortfalls that resulting from the current pandemic.

On May 1, 2020, Mission put on furlough an additional 5 employees bring the total to 32, alongside a 10% pay cut for all employees not furloughed, saving £111,000 (US $154,290) in May payroll, being made up of £62,000 (US $86,180) of furlough monies from the government, £33,000 (US $45,870) of associated payroll savings and £16,000 (US $22,240) in savings related to the pay cut.

On April 1, 2020, Troika Design Group initiated a 15% salary reduction across the majority of the Los Angeles staff and furloughed for one month one office manager for a total savings of $112,000 per month. Finally, certain members of the Company’s executive team deferred compensation temporarily. In August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The Company’s revenue has declined by $16.2 million from $40.8 million to $24.6 million in the fiscal years ending June 30, 2019 and 2020, respectively. Based on information provided by business unit leaders, the Company believes that approximately $13.0 million or 80.2% of the $16.2 million decrease in revenue is directly attributable to the COVID pandemic. Our revenues further declined by $8.3 million from $20.8 million to $12.4 million in the nine (9) months ended March 31, 2020 and 2021, respectively. The Company continues to quantify with its business leaders how much of this decline was related to the outbreak, however the Company believes that the decrease in revenue is substantially due to the pandemic.

See, Risk Factors Related to the COVID-19 Virus and Pandemic Response in General

RESULTS OF OPERATIONS

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Our revenues for the three months ended March 31, 2021 and 2020 were $3,854,000 and $3,620,000, respectively, an increase of approximately $234,000 or 6.5%. This increase is predominately due to Troika Design experiencing an increase of $897,000 from the prior period due to the recognition of new business. This was offset by a decrease of $865,000 in revenue from the US subsidiary of Mission-Media Holdings Limited which continues to experience the impact of the COVID pandemic and a prohibition on the staging of live-events which is their primary source of income.

The costs of revenue exclusive of operating expenses for the three months ended March 31, 2021 and 2020 were $1,941,000 and $2,256,000, respectively, a decrease of $315,000, or 14.0%. The decrease is correlated to the aforementioned reduction in revenue for the US subsidiary of Mission-Media Holdings Limited as the reduction in costs was driven primarily by the decrease in event production costs due to the COVID pandemic and the prohibition of staging live-events. In addition, the decrease is attributable to a one-time adjustment made on March 31, 2020 for Troika Design relating to a correction of the prior period. The gross profit margin for the three months ended March 31, 2021 and 2020 increased to 49.6% from 37.7% due to a higher proportion of consulting fees being generated in the most recent period which have a higher gross profit margin in relation fees related from live events.

The operating costs for the three months ended March 31, 2021 and 2020 were $7,523,000 and $8,667,000 respectively, a decrease of $1,144,000 or 13.2%. The drivers of these cost reductions was a decrease of $1,387,000 in goodwill impairment expense, a decrease of $463,000 in amortization expense of intangibles, and a decrease of $602,000 in costs of personnel which was primarily the result of a reduction in staff due to the pandemic. These reductions were offset by a $1,824,000 increase in the vested potion of stock-based compensation awarded to employees and contractors.

For the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020.

Our revenues for the nine months ended March 31, 2021 and 2020 were $12,437,000 and $20,759,000, respectively, a decrease of approximately $8,322,000 or 40.1%. This decrease is predominately due to the underperformance of both the UK and US subsidiaries of Mission-Media Holdings Limited as a result of the COVID pandemic and a prohibition on the staging of live-events which is their primary source of income. Of the $8,322,000 decrease in revenue, $8,271,000 or 99.4%, is attributable to Mission-Media Holdings Limited of which $3,335,000 and $4,936,000 relate to the UK and US subsidiary, respectively.

The costs of revenue exclusive of operating expenses for the nine months ended March 31, 2021 and 2020 were $6,360,000 and $11,106,000 respectively, a decrease of $4,746,000, or 42.7%. Directly correlated to the aforementioned reduction in revenue, the reduction in costs was driven primarily by the decrease in event production costs during the period due to the COVID pandemic and the prohibition of staging live-events. The gross profit margin for the nine months ended March 31, 2021 and 2020 slightly increased to 48.8% from 46.5% due to a higher proportion of consulting fees being generated in the most recent period which have a higher gross profit margin in relation fees related from live events.

The operating costs for the nine months ended March 31, 2021 and 2020 were $17,852,000 and $24,688,000 respectively, a decrease of $6,836,000, or 27.7%. The driver of these cost savings was a decrease of $3,827,000 in costs of personnel primarily as a result reduction in staff due to the pandemic, a $1,391,000 reduction on amortization costs related to intangibles, a $1,387,000 reduction in goodwill impairment expense, a reduction of $317,000 in travel & entertainment a result of the pandemic, and a $196,000 reduction in occupancy costs as a result of Troika Design relocating to their new Gower Street location. This was offset by a $747,000 increase in professional fees relating to services provided for the uplisting and legal fees associated with the Stephenson arbitration.

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2021, compared with June 30, 2020:

As of March 31, 2021, the Company has a working capital deficit of $(16,408,000) compared with a deficit of $(13,764,000) at June 30, 2020. The increase in working capital deficit was primarily the result of a net loss of $9,223,000 for the nine months ended March 31, 2021. The increase in working capital deficit reflects an increase of $2,416,000 in accounts payable and accrued expenses, an increase of $3,320,000 in contract liabilities, and an increase of $667,000 in short-term operating lease liabilities. This was offset by a decrease of $900,000 in convertible notes payable, a decrease of $833,000 in short-term stimulus loans due to a change in its reporting, and an increase of $2,407,000 in accounts receivable.

As of March 31, 2021, compared with March 31, 2020:

Net cash used in operating activities decreased by $248,000 from $(2,856,000) to $(2,608,000) for the nine months ended March 31, 2021 and 2020, respectively. The decrease was the result of a decrease of $5,972,000 in net loss from continuing operations, $1,391,000 decrease in amortization costs of intangibles, a decrease of $1,387,000 in goodwill impairment charges, a decrease of $538,000 in stock-based compensation related to warrants, an increase of $2,535,000 in contribution revenue as a result of the recognition of stimulus funding, an increase of $3,190,000 in accounts receivable, a decrease of $1,722,000 in operating lease liabilities, and a $1,897,000 increase in contract liabilities as a result of a change in reporting of stimulus funding.

Net cash used in investing activities decreased by $65,000 as a result of capital expenditures being lowered to $24,000 from $89,000 for the nine months ended March 31, 2021 and 2020, respectively.

Net cash provided by financing activities increased by $426,000 from $2,332,000 to $2,758,000 for the nine months ended March 31, 2020 and 2021, respectively. The increase was the result of a $2,258,000 increase in stimulus funding received offset by a decrease of $976,000 in proceeds from the issuance of Preferred Stock Series D and a $900,000 decrease in proceeds from convertible note payables.

During the nine months ended March 31, 2021, the Company did not recognize any proceeds from the sale of its securities.

During the nine months ended March 31, 2020, the Company sold: 96,700 shares of Series D Preferred Stock at $10.00 per share for gross proceeds of $976,000.

As a result of the forgoing, the Company had an increase in cash of $350,000 for the nine months ended March 31, 2021 in comparison to the nine months ended March 31, 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. They have concluded that, as of March 31, 2021, our disclosures, controls and procedures were not effective to ensure that:

(1)

Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and

(2)

Controls and procedures are designed by the Company to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Management continues to take steps to improve its controls and procedures, and expects, further, that the growing scale of the business will enable the Company to obtain additional resources to assist in that effort.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is in the process of consolidating its bank accounts into one institution, investigating a consolidated general ledger system, and formalizing policies and procedures which, upon their implementation, should dramatically improve internal controls. The Company is also considering employing additional accounting staff which will improve segregation of duties. The Company intends to implement these controls in the near future in order to prevent and detect mistakes, noncompliance and potential fraud.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our prospectus dated April 19, 2021 filed as part of our Registration Statement on Form S-1 (No. 333-255353) from which there have been no material changes.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company’s registration statement on Form S-1 (Nos. 333-255328 and 333-255353) was declared effective by the SEC on April 19, 2021. The offering commenced on April 19, 2021 and was completed on April 22, 2021. The Company’s co-managing underwriters were Kingswood Capital Markets, a division of Benchmarks Investments, Inc., and Westpark Capital, Inc.

The Company registered and sold 5,783,133 shares of Common Stock and Warrants to purchase 5,783,133 shares of Common Stock, at an initial public offering price of $4.15 per share and accompanying warrant. The Company sold shares and warrants for gross proceeds of $24,000,002.

The Company paid estimated offering expenses of $2,860,000, consisting of $1,920,000 of underwriting discounts and commissions, a 1% non-accountable expense allowance ($240,000) and other expenses including legal and accounting of approximately $700,000. Payments of approximately $3,616,236 were made to directors, officers and ten (10%) percent or greater shareholders and to affiliates of its issuer for deferred compensation, severance payments, bonuses, and taxes. The net proceeds to the Company after deducting total expenses set forth above were approximately $17,523,766.

From the effective date of the Registered Statements through May 27, 2021, the amount of net proceeds were used for: the acquisition of Redeeem LLC ($1,380,000; repayment of indebtedness (approximately $4,104,000), working capital and any other purpose for which at least five (5%) percent of total offering proceeds or $100,000 (whichever is less) has been used, including approximately $937,000 for legal expenses outside of the offering and $181,000 for deferred consultant fees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Troika Media Group, Inc.
(Registrant)

/s/ Christopher Broderick
Date: June 2, 2021		(Signature)

	Name:	Christopher Broderick
	Title:	Chief Financial Officer
(Principal Financial Officer)

