Form 10-K
period 2021-06-30
Troika Media Group, Inc.
filed 2021-09-29
CIK 1021096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 28, 2021
Common Stock, $.001 par value	43,572,950

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the filing documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents shall be clearly described for identifiable purposes.

Item 1. Business

General Development of Businesses

Troika Media Group, Inc. (f/k/a M2 nGage Group, Inc. and f/k/a Roomlinx, Inc., hereinafter the “Company”) was formed in 2003 under the laws of the State of Nevada. On June 12, 2017, the Company entered into and completed a Merger Agreement with Troika Design Group, Inc. (“Troika Merger”). Troika Design Group, Inc. is a strategic brand consultancy with deep expertise in entertainment media, sports, consumer goods and service brands. Prior to the Troika Merger, on October 24, 2016, the Company’s secured lenders took control of all of the equity interests, assets and liabilities of two of the Company’s subsidiaries: M2 nGage Communications Inc., and M2 nGage Inc., and certain operating subsidiaries of the Company also ceased operations. See Business – “Discontinued Operations” below.

On June 29, 2018, the Company acquired all of the equity interests (the “Mission Acquisition”) of Mission Culture LLC and Mission Media Holdings Limited (collectively, “Mission”). Mission is a London-headquartered brand experience and communications agency that specializes in consumer immersion through a cultural lens, via live experiences, brand partnerships, public relations, and social and influencer engagement. Mission was founded in London in 2003 and began its North American operations in 2009.

On May 21, 2021, the Company, through its wholly owned subsidiary, Troika IO, Inc. (f/k/a Redeeem Acquisition Corp.), a California corporation, entered into an Asset Purchase Agreement with Redeeem LLC, a California limited liability company, its Manager, Kyle Hill and key technical and related staff.  Redeeem, founded in 2018 by Kyle Hill, is a peer-to-peer (P2P) exchange that facilitates the purchase, sale and trade of digital goods using bitcoin and other cryptocurrencies. Redeeem allows virtually any company to safely and easily tokenize products, build decentralized apps (dapps) and provide digital services at a fraction of the cost of building blockchain services in-house. Redeeem’s mission and vision is to create a decentralized network of millions of freelancers connected over multiple blockchains.  Management believes that Redeeem’s experience and technical knowhow in the burgeoning market for non-fungible tokens (NFTs) is anticipated to add value to the Company’s core business.

Overview

Our recently combined company offers clients innovative solutions for driving business performance through consumer experience across all brand touchpoints. Mission’s transatlantic presence in both the United Kingdom and New York enhances Los Angeles based Troika’s existing suite of branding, digital marketing and performance media services, and greatly expands its base and regional reach. TMG focuses on branding, digital marketing and performance media services, using actionable intelligence across all broadcast digital media and live experiences coupled with our internal agency experience and assets to deliver client-based offerings required to meet their brand needs.

Our corporate headquarters are in Los Angeles with operations in New York, New Jersey and London, which allows the team of approximately 98 employees to directly service clients globally. In order to accelerate growth, we intend to offer expanded services to our existing roster of global brands, making the Company more competitive in attracting new clients.

Our goal is to create an agile and comprehensive communications agency that brings together experienced senior executives in every discipline that we offer to our clients. Management believes that culturally connected, personality-led, one-to-one brand and product efforts are the best way to secure clients and motivate sales. Management also believes that by taking its brand, culture, and advertising credentials, coupled with expertise in design, creating experiences, public relations, and digital communications, we will be able to build a fast, agile and accountable business model. We will also continue to develop intellectual property in our work and in the businesses that we seek to acquire.

Troika Media Group

In 2017, Troika launched its Troika digital division consisting of Troika Services, Inc. and Troika Analytics whose performance marketing capabilities will allow the Company to measure key performance indicators, thus allowing clients to track return on investment in a way not seen in brand and experience marketing, resulting in actionable intelligence. The recently combined entity creates a complementary group that is talented and well positioned to take Troika’s best in class branding and digital work and uniting it with Mission’s vast credentials in experience, culture, marketing, and public relations.

The Company has the capacity to expand services to provide complete holistic solutions for its clients. The comprehensive offering meets the full needs of clients by providing them with a single agency that can serve all of their communication needs.

Rebranding

The Company changed its name to Troika Media Group, Inc. following the Troika Merger in June 2017 to continue to develop the Troika brand name and reputation in the media and design space. The names of the Company’s operating subsidiaries were also changed to reflect the new branding of the entire Company. We believe that this streamlined branding will allow for better name recognition, as well as helping cross-sell our various services to our existing customers.

Through its subsidiaries, Troika Media Group, Inc. provides the following services:

•	Media Services and Analytics Platform
•	Digital Marketing, Data Analytics and Reporting
•	Media Content for events and hospitality customers
•	Sponsorship partnerships and advertising opportunities.
•	Expert in Analytics and Big Data; reputation for technology, innovation and affordability
•	Strategic media buying and planning
•	Design and Branding
•	Market Research and Insights
•	Brand Strategy
•	360 Brand Design
•	Advertising Creative and Sponsorship Integration
•	Design, Animation and Post Production Studio
•	Live-Action Production LLC
•	Brand Experience and Fan Engagement
•	Content Creation
•	Sonic Branding and Original Music

Business Strategy

We continue to execute on all aspects of our business, including our digital technology and media business serving the sports, entertainment and convention center market. We have found that truly successful businesses find ways of taking fixed assets and generating multiple revenue opportunities over those fixed assets, preferably on a contractual monthly recurring revenue or retainer model, thereby improving profitability. The Troika brand brings media and design expertise and experience with a proven track record of success in major brand identity and development projects boasting some of the premier names in the sports and entertainment industries.

We consider our digital technology and media services to be our high growth business. The Troika brand gives the Company in-house, design, content inventory, research and branding services allowing us to bring a suite of engagement services to our clients and making us a “one stop” shop for digital media needs. The new strategic design for the Company combines brand, marketing and fan engagement services provided by Troika with a mobile connectivity and advertising platform provided by Troika Services, Inc. Together, they offer solutions for engaging audiences and fans through various channels.

Troika’s operating subsidiaries are organized into three primary business units: (1) design and brand identity; (2) media content/data analytics and advertising; and (3) platform and intellectual property development, all of which together provide a comprehensive solution for business and media partners.

Management believes based on its knowledge of the industry at this stage of digital evolution, the market needs a new breed of a modern agency using open web-first approach to take the power and control out of walled gardens, such as Google, Facebook and Amazon, hands and put it back into the hands of marketers, where it belongs. Today, walled gardens’ intensives are not aligned with marketer’s success.

Management believes that holding companies such as GroupM, Publicis, IPG, Dentsu are struggling with baggage, distractions and broken financial models. Our strategy removes value from working media, which is often the most expensive thing a marketer pays for, in automated digital environments and do not help with the walled garden problem.

A modern agency not only has to be fully transparent and laser focused on applying data and technology to put control and leverage back in the hands of the marketer with a cross audience strategy, addressable media planning and activation. We need to have world class personalized creativity, with a financial model that allows it to provide highest level of expert service and technology without a need to up-sell useless features. This is our plan and our mission.

Our Competitive Advantage

•	Industry Leading Management – Assembled management expertise across all agency disciplines and offerings consisting of established industry leaders.
•

Integrated Services – integrated branding, advertising, data analytics, performance media, research & insights, design, production, content, event marketing, public relations, partnerships and social media.

•	Category Experience – entertainment media, sports, fashion, gaming/eSports, consumer goods, telco, tech, leisure entertainment.
•

Results Driven– We are innovating how brands drive customer engagement, conversion, loyalty and lifetime value through integrated branding, advertising and performance optimization. See Business Segments, below.

•

One Stop – Integrated, full-service solution with our broad talent, skills and experience, provides client the confidence in having one organization handling all or the majority of their campaigns and projects.

Market Opportunity

We seek to capitalize on the convergence of wireless, broadband, and content-based service models. Today, we believe that every brand needs engaged audiences and loyal fans and that building an exciting brand experience is key to maintaining fan loyalty and engagement. We also believe that media has been democratized and audiences are becoming ever more fragmented. As a result, brands now struggle to connect with consumers. We are scaling the business by expanding into new verticals, bringing entertainment media category expertise to brands that need to engage consumers on their terms, as audiences and fans. Moreover, growth in new applications in wireless services and multimedia services, increasing demand for high quality mobile and high definition video entertainment services, drive the underlying demand for our branding and analytics services. It is widely accepted that existing networks and technologies cannot fulfill this demand.

The following statistics foretell the expanding market we seek to service:

•

Global internet users = 3.4 billion people in 2016 with 10% annual growth is over 50% of the population in 2018 (Internet Trends 2017 – Code Conference, Mary Meeker, May 31, 2017, Kleiner Perkins Conference, hereinafter referred to as “Kleiner Perkins Report”).

•	4 Hours and 7 Minutes: According to Digital Trends – Average time spent by users on smartphones daily other than talking.

•	Digital media use is between 49% and 42% for ages 18-49 (Kleiner Perkins Report ).

•	According to Forbes, people in the U.S. check their Facebook, Twitter, and other social media accounts a staggering 17 times a day, meaning at least once an hour.

•	Nielsen Company report reveals that adults in the U.S. devoted approximately 10 hours and 39 minutes each day consuming media during the fourth quarter of 2018.

Although we have been able to pursue our growth strategy, general economic conditions, and market uncertainty may negatively affect our financial results in future periods. We anticipate that the rate of branding and experiential activities will become more predictable however may vary from quarter to quarter. Consequently, if anticipated business in any quarter do not occur when expected, expenses and resource levels could be disproportionately high, and our operating results for that quarter and future quarters may be adversely affected. Further, given the lag between the incurrence of expenses in connection with branding and experiential services, we anticipate that, while we will see organic growth that positions us for future profitability, our costs of sales and other operating expenses may exceed our revenues in the near term. We have incurred operating losses since our inception.

We continue to execute on all aspects of our business, including our digital technology and media business serving the sports, entertainment and convention center market. We have found that truly successful businesses find ways of taking fixed assets and generating multiple revenue opportunities over those fixed assets, preferably on a contractual monthly recurring revenue or retainer model, thereby improving profitability. The Troika brand brings media and design expertise and experience with a proven track record of success in major brand identity and development projects boasting some of the premier names in the sports and entertainment industries.

The following factors present a favorable market opportunity for us:

•

In 2016, digital ad spending surpassed TV ad spending for the first time, and digital ad spending is expected to account for roughly half of total media ad spending by 2021. (eMarketer report “US Digital Display Advertising Trends: Eight Developments to Watch for in 2016)

•	The market for Internet advertising is expanding at over 20% year-on-year (Kleiner Perkins Report)
•	Half of all advertising spending will be on digital media ad formats by 2019/2020, compared to 46% in 2018 (Washington Post, Hamza Shaban, February 20, 2019)
•

Story ads integrate brand stories seamlessly into social environments. 1 in 3 of the most watched Instagram stories are from businesses. A study found that 70% of Instagram and Snapchat users watch stories on both platforms daily. (Brand Disruption 2020: Direct Brands Go Mainstream Direct Brands Initiative Strategic Partners, February 2020, Interactive Advertising Bureau)

•

A significant driver of digital ad spending, mobile accounted for 70% of total digital ad spending in 2017 and is expected to grow by an average year-over-year rate of 15% in the years 2018 – 2022. Display, which passed search in 2016 as the most popular digital ad format, will continue to show double-digit year-over-year growth in the years 2018 – 2021. The source for the foregoing forecast is US Ad Spending: The eMarketer Forecast for 2017; eMarketer Report, Published March 15, 2017, hereinafter referred to as “e-Marketer Report.”

Ad spending is shifting to digital.

55% of respondents ages in the USA ages 18-65 Years old bought product online after social media discovery. (Internet Trends 2018, Mary Meeker May 30, 2018)

More than ever, brands need to demonstrate empathy and create emotional connections which empathize and emote. Consumers are eager for uplifting, positive, feel-good advertising and stories during these uncertain times. (Information Resources Inc. June 3, 2020)

Digital media use increased from 5.6 to 5.9 hours a day for adults from 2016 to 2017. (Internet Trends 2018, Mary Meeker May 30, 2018)

Gaming industry reported the largest increase in consumption – is also expanding the experiences it offers as “eSports” are gaining legitimacy. (Impact of the Covid-19 outbreak on Media & Entertainment Overview of Key Industry Disruptions & Post-Crisis Challenges and Opportunities May 26th, 2020, Cap Gemini S.A.)

Since the COVID-19 pandemic began, 48% of US consumers have participated in some form of video gaming activity and the global video game market was expected to reach $159 billion in 2020. (2021 outlook for the US telecommunications, media, and entertainment industry, interview with Kevin Westcott, Deloitte Touche Tohmatsu Limited, December 2020)

Digital advertising is expected to grow as added investments continue to flow to mobile, social and video formats, while focus on print ad spending such as newspaper and magazine ads continues to decline. Despite the impact of Covid-19 online ad revenue in Q1 2020 revenues grew to $31.4 billion, a 12.0% increase, from the prior Q1 period. (Internet Advertising Revenue Report: Full year 2019 results & Q1 2020 revenues. May 2020, Interactive Advertising Bureau)

In 2016, digital ad spending surpassed TV ad spending for the first time, and digital ad spending is expected to account for roughly half of total media ad spending by 2021. (eMarketer report “US Digital Display Advertising Trends: Eight Developments to Watch for in 2016)

The market for Internet advertising is expanding at over 20% year-on-year (Internet Trends 2017 - Code Conference” - Mary Meeker May 31, 2017 Kleiner Perkins Conference, hereinafter referred to as “Kleiner Perkins Report”).

The challenge for brands is deciding on the mix of “Agency” services to In-House –and do it well. (The Outlook for Data Driven Advertising & Marketing 2020, Jan 2020, Winterberry Group)

Half of all advertising spending will be on digital media ad formats by 2019/2020, compared to 46% in 2018. (Washington Post, Hamza Shaban, February 20, 2019)

Story ads Integrate brand stories seamlessly into social environments. 1 in 3 of the most watched Instagram Stories are from businesses. A study by VidMob found that 70% of Instagram and Snapchat users watch stories on both platforms daily. (Brand Disruption 2020: Direct Brands Go Mainstream Direct Brands Initiative Strategic Partners, February 2020, Interactive Advertising Bureau)

We believe we will be well positioned to compete due to our numerous advantages:

•	Global end-to-end branding & advertising solution

•	Blue-chip clients with longevity

•	Based globally in four major cities, New York, Englewood (New Jersey), Los Angeles and London

•	Approximately 98 employees plus 14 contractors

•	Capabilities: branding, advertising, data analytics, performance media, research & insights, content, PR, social, partnerships, mobile

•	Diverse categories: entertainment & media, sports, fashion, gaming/eSports, consumer goods, telco, tech, healthcare, pharmaceutical, leisure and entertainment.

While the COVID-19 pandemic has impacted every aspect of the nation and the world, it has created opportunities for companies despite the unfortunate disruptions and changes in life. Moreover, with the recent remission of the international impact associated with the COVID-19 (aka “coronavirus”) pandemic, the Company expects to be able to acquire entities distressed by the pandemic upon favorable terms and at a cost savings to the Company and thereby increase our capabilities in a more cost-effective manner. These entities will likely already be streamlined as a result of measures taken to reduce the impact of the pandemic and integration and realization of synergies which complement and augment our business.

The Troika Merger

Upon the terms and conditions of the Troika Merger in June 2017, the Company’s wholly owned subsidiary Troika Acquisition Corp., a California company, was merged with Troika Design Group, Inc. (“Troika Design”), with Troika Design and its subsidiary Troika Productions, LLC, surviving as a wholly-owned subsidiary of the Company, which changed its name to Troika Media Group Inc. The existing business of Troika Design remained with Troika Design and Dan Pappalardo was appointed president. As a result of the Troika Merger, Mr. Pappalardo was granted 2,046,667 shares of common stock of the Company and a total of $5,000,000 of new capital was infused into the Company and its subsidiaries. The merger consideration was determined by the Company, after a thorough review of prospective acquisitions, the benefits of the merger with Troika Design, including access to capital, increased market opportunities and reach, perceived synergies, efficiencies and other financial considerations, as well as a strategic growth plan contemplated by management of the combined entity.

Mission Media Group

Overview

Mission is a transatlantic brand experience and communications agency that specializes in brand strategy, communications and experiential marketing. It provides services such as brand fundamentals development, brand voice and personality development, marketing strategy, public relations, crisis management, physical and digital experiential. London and New York-based Mission was founded in 2003 in London, England. In 2009, Mission opened a second office in New York.

Mission has a three-pronged business strategy: (1) Mission provides project-based marketing, experience, public relations, and digital media services; (2) Mission provides ongoing, retained public relations services; and (3) Mission has several independent projects it classifies as “ventures” being select businesses in which Mission provides marketing, public relations, and experience services in exchange for an equity stake in the respective businesses. See “Properties” and “Legal Proceedings” below.

Business Strategy

Business Segments

As an agency in the marketing and communications sector, Mission’s core business is marketing strategy executed through communications of all types including traditional, digital, and social media and public relations. With clients from a wide range of industries, however, Mission is active in many business-to-consumer segments including fashion, beauty, jewelry/watches, beverage alcohol, pharmaceuticals, entertainment, and automotive.

Examples include:

FASHION Amazon J. Crew Lululemon BEAUTY Unilever Coty Pat McGrath	JEWELRY/WATCHES Tiffany & Co. Kendra Scott BEVERAGE/ALCOHOL Moet Hennessey Anheuser Bush InBev Carlsberg Group	PHARMACEUTICALS Allergan SPORTS/ENTERTAINMENT NBC Sony Nike F45 NON-PROFIT United Nations

Competition

Because of the wide breadth and the depth of the range of communications strategies and tactics employed, Mission believes it has a significant competitive set. Mission competes with small to medium-sized advertising agencies such as Chandelier Creative, 72 and Sunny Partners LLC, Anomaly, and 360i LLC. Mission competes with small to large-sized public relations agencies such as Edelman, Magrino Public Relations, BPCM, and Laforce. Mission competes with small to medium-sized event/experience agencies such as Shiraz Creative and Mark Stephen Experiential Agency.

As a result of the Company’s acquisition and recruitment activities, the Company added the following to its team of senior executives who have extensive experience in leading significant and successful businesses:

•	Kevin Dundas, CEO of Mission and former CEO of Saatchi and Saatchi UK and Droga5 CEO Europe

•	Ann Epstein, Head of Studio, Troika Design Group, former Chief Disrupter at Ignite IE, and Senior Vice President and Creative Director for E! Networks Kyle Hill, founder and owner of Redeeem, LLC.

The Mission Acquisition

On June 29, 2018, the Company entered into and closed on an Equity Purchase Agreement (the “EPA”) with Nicola Stephenson and James Stephenson (collectively, the “Sellers”) and Troika Mission Holdings Inc., a New York corporation and wholly owned subsidiary of the Company (the “Mission Acquisition”). The Sellers owned, in the aggregate: (i) 100% of the issued and outstanding membership interests (“Mission US Interests”) of Mission Culture LLC, a Delaware limited liability company (“Mission US”), and (ii) 100% of the issued and outstanding ordinary shares (“Mission UK Shares”) of Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales (“Mission UK”). Mission US and Mission UK are collectively referred to herein as “Mission.” The Mission US Interests and Mission UK Shares are collectively referred to as “Mission Equity.” Simultaneously, Nicola Stephenson (“Seller”) entered into a Goodwill Purchase Agreement (the “GPA”) with the Company and Troika Mission Holdings Inc. (the “Buyer”). The GPA covers all Seller Intellectual Property (as defined) and personal goodwill of Ms. Stephenson consisting of close personal and agency business relationships, trade secrets and knowledge used in connection with Mission’s Business (collectively, “Goodwill”). The Goodwill was sold to Buyer free and clear of all encumbrances as part of the Purchase Price paid for Mission.

Nicola Stephenson, founder and CEO of Mission, was elected to the Company’s Board of Directors and was employed as President of Mission, as a wholly owned subsidiary of the Company until her termination for cause on January 4, 2019. See “Legal Proceedings” below.

The aggregate purchase price for all of the Mission equity interests was up to $35 million consisting of: (i) cash payment of $11 million at closing; (ii) cash payment of up to $4 million contingent upon Mission achieving at least $2.5 million EBITDA for the fiscal year ending December 31, 2018, with a pro rata reduction for less than $2.5 million EBITDA; (iii) up to 3,333,334 restricted shares of common stock of the Company (valued at $10 million) consisting of 333,333 shares to each of the two Sellers at closing and 1,333,333 restricted shares to each of the two Sellers to be held in escrow, and released in four equal installments on each of the four anniversary dates following the closing; provided that neither of the Sellers has been terminated from employment which they, in fact, were so terminated and has not quit without Good Reason (as defined) and as to Nicola Stephenson only, that she is not in Material Breach (as defined) of the GPA; and (iv) up to $10 million of Earn-out Consideration not to exceed 50% of EBITDA, subject to certain EBITDA thresholds being obtained in any particular year, for the five fiscal years ending December 31, 2022 (and 2023 in the event that Sellers have not earned $10,000,000 of Earn-out Payments in all periods ending on December 31, 2022). The shares held in escrow may also be withheld and set off against any claims of the Company for indemnification.

Pursuant to the terms of the EPA, Nicola and James Stephenson agreed to four-year (five-year if the Earn Out Period is extended) noncompetition and non-solicitation covenants. Each Seller agreed to a lockup period ending on December 31, 2018 with regard to the Company Shares received as part of the Purchase Price. As a result of Ms. and Mr. Stephenson’s termination for cause, no additional cash payments have been made to the Stephensons since the closing and their 2,666,667 restricted shares have been forfeited from escrow back to the Company. See “Legal Proceedings” below.

Redeeem Acquisition

The Company, through its wholly owned subsidiary, Troika IO, Inc. (f/k/a Redeeem Acquisition Corp.), a California corporation, entered into an Asset Purchase Agreement (the “APA”) with Redeeem LLC, a California limited liability company (“Redeeem”) and its Manager, Kyle Hill. Redeeem, as described below, is a peer-to-peer exchange that facilitates the purchase, sale and trade of digital goods in exchange for Bitcoin (BTC), Etherium (ETH) Stable Coins (ERC-20) and other cryptocurrencies and also has experience in the creation and management of non-fungible tokens (NFTs) which will add crypto technology to the suite of services available to our client base. Pursuant to the terms of the APA, RAC agreed to purchase from Redeeem substantially all of the assets (the “Purchased Assets”) and certain specified liabilities of Redeeem (the “Redeeem Acquisition”). Subject to the terms and conditions of the APA, the parties agreed to and completed the Redeeem Acquisition:

☐

The Purchase Price for the Purchased Assets is $2,586,000, along with the assumption of approximately $166,000 of specified liabilities. The Purchase Price was paid as follows (i) $1,210,000 (10%) in cash at Closing, (ii) $1,210,000 (10%) in 452,929 restricted shares of the Company’s Common Stock paid upon determination of the Share Price Calculation Period, equal to the lesser of (a) the daily average of the closing price of the Company’s Common Stock commencing on the date 14 days prior to Closing and ending on the date 14 days after the Closing, or (b) $4.15 per share, and approximately $166,000 in cash at Closing relating to the aforementioned specified liabilities.

☐

In addition to the purchase price, the Company agreed to provide equity to its employees to be vested over three years valued at $9,680,000 representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three years, the Company is treating this as deferred compensation and the expenses are recorded over the three years on a pro-rata basis as the equity becomes vested.

☐

All of the 4,076,362 shares of the Company’s Common Stock issued to the former members of Redeeem and Kyle Hill’s designees were registered with the SEC, however, 90% of the shares will vest over a three-year period, with the first tranche vesting at the end of year one.

☐

The Company shall allocate 650,000 stock options for Kyle Hill, Redeeem’s founder and CEO, to distribute to current and future employees of the Buyer, which options shall vest over a three-year period.

☐

A three-year employment agreement with Kyle Hill, who was elected President of Buyer and Head of Digital Assets of the Company; with an annual base salary of $300,000 and a discretionary bonus, as set forth below under “Executive Compensation.”

☐	The Buyer shall hire Redeeem employees with budget compensation for $1,304,000 for the next twelve months.

Business of Redeeem

Redeeem, founded in 2018 by Kyle Hill, is a peer-to-peer (P2P) exchange that facilitates the purchase, sale and trade of digital goods using bitcoin and other cryptocurrencies. Redeeem allows virtually any company to safely and easily tokenize products, build decentralized apps (dapps) and provide digital services at a fraction of the cost of building blockchain services in-house. Redeeem’s mission and vision is to create a decentralized network of millions of freelancers connected over multiple blockchains.

Most freelance marketplaces are built on Web 2.0 standards that rely on traditional bank rails and store data in centralized data warehouses, making them vulnerable to hacks, seizures, censorships and outages. Many projects are exploring blockchains as a way to improve efficiencies in their supply chain. Web 2.0 marketplaces are social networks and mobile-first and are always on cloud-driven computing. Web 3.0 uses artificial intelligence (AI)-driven services using a decentralized (e.g., blockchain) data architecture with edge computing infrastructure. Currently, there is no specialized framework to build the next standard Web 3.0 marketplace specifically for a global workforce who want to live on the latest decentralized standards. The 3.0 philosophy contrasts 2.0 internet mainly in the way it allows data to be transparent, interconnected, immutable and decentralized from day one to build towards more open standards.

Redeeem believes, based on management’s extensive knowledge of the industry, that it is building one of the first token as a service (TAAS) platforms that helps the legacy Web 2.0 freelance marketplace modernize to Web 3.0 standards without expensive or complicated integrations. The most disruptive Web 3.0 protocol is Bitcoin, the world’s first and most successful implementation of a blockchain. The three areas of disruption the Buyer will focus on in digital currencies are decentralized finance (defi), decentralized apps (dapps) and digital services.

With a fixed supply of 21 million bitcoin tokens, Bitcoin gives people living in hyperinflationary countries in Asia, Africa and Latin America, the ability to protect their financial assets in bitcoins. Nearly half of the “unbanked” population do not have a reliable or efficient access to a bank or financial institution, but with Bitcoin they don’t need centralized bank accounts. Redeeem’s business-to-business (B2B) white-label (for individual clients) platform can be used by founders, entrepreneurs and small business owners to accelerate their business in any industry using blockchain services. Redeeem may explore education services to help educate and onboard customers faster and easier than with manual consulting services.

Redeeem’s experience with NFTs and other forms of crypto assets will augment Troika’s core business by adding additional offerings. An NFT is a unit of data stored on a digital ledger, called a blockchain, that certifies a digital asset to be unique and not interchangeable. NFTs can be used to represent items such as photos, videos, audio, and other types of digital files like wine, gift cards, physical artwork, tickets to live events, and other collectibles. NFTs can also be used to connect artists with collectors without central intermediaries. NFTs can reduce risk in transactions, improve overall transparency, simplify online trading, replace traditional banking operations, and thousands of other creative opportunities. Much of the current market for NFTs is centered around collectibles, such as digital artwork, sports cards, and rarities. One of the most popular NFT marketplaces is undoubtedly NBA TopShot, a marketplace created by Dapper Labs to collect digital “moments” from historical NBA games. The Vancouver-based gaming company Dapper Labs was valued at $7.5 billion in the most recent fundraise in April 2021. Other NFT marketplaces include Axie Infinity, Sorare, CryptoPunks, CryptoKitties, Rarible and OpenSea.

Competitive Advantages.

Any business that wants to launch a token marketplace on a blockchain can work with Troika to develop a safe, easy and cost-efficient onboarding process. Troika will enter markets with low financial risk, high liquidity, low fraud rates, good relationships, low correlation to traditional asset classes, proven scalability, and immediate growth potential. Troika will disrupt traditional media, entertainment and Web 2.0 marketplaces by building apps, tokens, games and live experiences using the latest Web 3.0 protocols.

Redeeem’s existing products will be complementary to brands looking to build with blockchain or NFTs. Our main competitive advantages will be drawn from the synergy of having over a dozen blockchain management services in-house instead of across disparate software vendors. Some of the services include:

•	Crypto APIs
•	Crypto Prices
•	Crypto Swaps
•	Crypto Custody
•	Crypto Vouchers
•	Crypto Liquidity
•	Crypto Insurance
•	Crypto Compliance
•	Crypto Governance
•	Crypto Security
•	Crypto Identity
•	Crypto Tokens
•	Crypto Games
•	Crypto Press
•	Crypto Bots

Marketplace

Troika intends to evolve into a mass media, entertainment and digital assets platform that helps companies realize their brand value through apps, tokens, games and live experiences. Troika Digital Assets, headquartered in Santa Monica and Hollywood, intends to continue their path to become a regulated blockchain platform and digital bank that aims to build a more open, digital world. Redeeem has already entered the industry verticals of gift cards, bank transfers, fine wine, crypto vouchers, NFT artwork and press releases, and they expect to launch additional verticals in 2021 all under the Troika umbrella. Troika’s vast entertainment, sports and marquee brand clients will similarly leverage the new blockchain services and NFT capabilities without building custom marketplaces for each brand.

Future Acquisitions

The Company plans to acquire a strategic partner to further bolster its consulting and digital media marketing and digital programmatic buying strategy. Prior to the outset of the COVID-19 pandemic the Company was in discussions with several firms with market expertise, proprietary technological, leadership and experience within the programmatic ecosystem, coupled with in-house creative teams, that have managed substantive campaigns for clients. We were forced to terminate all negotiations with future acquisitions upon the onset of COVID-19. Such an acquisition would further solidify the Company’s stature as a definitive group for brand consultancy, strategy, digital media and marketing excellence. We cannot assure you that we will consummate an acquisition on favorable terms if at all.

As a part of the TMG family of companies, the future acquisitions would be integrated with the Troika Services, Inc. subsidiary to combine the data intelligence and performance media group responsible for analyzing and executing on the most measurable touch points and key performance indicators of the consumer/brand experience.

Competition for the Combined Entity

While we compete with some great agencies, we believe that we stand alone in providing clients with an integrated suite of anthropological research and insights, strategic brand consulting, brand creative and advertising solutions that engage consumers as audiences and fans. We regularly compete with world-renowned “digital” agencies, brand consultancies, boutique advertising agencies and create services studios.

Although many are much larger organizations, they may be less apt to handle our market and lack creativity. The Company believes that it is able to brand services, and competitive pricing. It further believes that its technology and offerings are well positioned to compete in this marketplace, provide a superior experience for end users, and provide for the most efficient use of network resources. While there are other companies offering such services, The Company is one of a limited number of companies that has the ability to offer combined media and content services to major corporations, consumer brands and sporting owners.

Regulatory Obligations

Services based on customer analytics raises privacy concerns that can impact state and federal law and U.K. and European Union laws pertaining to personal information and data protection depending on if the data is personally identifiable or non-personally identifiable. Monitoring of programs to ensure that personally identifiable information is not disclosed is necessary to ensure the company does not violate state and federal law and European law. Moreover, data collection associated with minors imposes differing and more stringent obligations on our use of such data, in particular in the U.K and European Union. Our terms of service with customers and users will require proper disclosure of our uses of the information in order to obtain proper consent from users and customers in order to avoid privacy concerns and potential consumer protection law violations. See “Risk Factors - Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in client engagement, or otherwise harm our business.”

A money services business (“MSB”), such as Redeeem, is required to register with FinCEN, pursuant to the Bank Secrecy Act. The May 2019 Guidance regarding virtual currency requires a money transmitter (“MT”) to register if it accepts and transmits a convertible virtual currency or buys and sells virtual currency and exempts unhosted wallets. Seller Transactions likely require Redeeem to register and comply with FinCEN’s regulations because Redeeem provides the seller with a hosted digital wallet. Redeeem’s bitcoin wallet is a hosted digital wallet because the buyer purchases redeemable gift cards (“RGCs”) with fiat currency and Redeeem issues the RGCs to purchase Third-Party Gift Cards with cryptocurrency held in a seller’s wallet. The seller instructs Redeeem to transfer cryptocurrency from its wallet to a third-party wallet.

Most states have an express exemption form licensing as an MT for entities that issue and sell a closed loop prepaid product solely to purchase goods or services from that entity. New York is the only state that has a regulation requiring licensing of entities engaged in cryptocurrency bitcoin business.

Intellectual Property

The Company has registered trademarks on the following names: Fandomentals, The Power of Fandom, Entertain Change and Troika. To protect its proprietary rights, the Company relies on a combination of trademark, copyright, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with its employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees and other third parties.

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

We rely and will continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, as applicable, to protect our intellectual proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property, and we currently hold a number of trademarks.

Employees

As of September 1, 2021, Troika Media Group, Inc. had a combined aggregate of approximately 101 employees, plus 19 independent contractors worldwide, including 55 employees in US and 46 employees in the UK.

The number of employees and freelancers may increase or decrease as we deem fit. None of our employees is subject to a collective bargaining agreement or an employment agreement other than senior management or as required by applicable law. As described under Item 11. - Executive Compensation – Employment and Consulting Agreements, certain executives and key employees have executed employment and consulting agreements.

Industry Data

We obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications and third-party research surveys and studies. Industry publications generally state that they obtain their information from sources that they believe to be reliable, but they do not guarantee the accuracy and completeness of the information. While we believe that these industry publications and third-party research studies and surveys are reliable, we have not independently verified such data and we do not make any representations as to the accuracy of this information. Nevertheless, we are responsible for the accuracy and completeness of the historical information presented in this report, as of the date of this report.

Corporate Information

We were incorporated in Nevada in November 2003. Our corporate headquarters are located at 1715 N. Gower St., Los Angeles, California 90028, and our main telephone number is (323) 965-1650. Our website address is www.thetmgrp.com. The information on our website is not part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website.

Item 1A. Risk Factors

An investment in our Company is very speculative and involves a very high degree of risk. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth in this report, in making an investment decision with respect to our securities. We have sought to identify what we believe to be all material risks and uncertainties to our business and ownership of our common stock, but we cannot predict whether, or to what extent, any of such risks or uncertainties may be realized nor can we guarantee that we have identified all possible risks and uncertainties that might arise. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business, financial condition, results of operations and prospects.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Risk Factors” and elsewhere in this prospectus. These significant risks include, but are not limited to, the following:

•	our history of losses may harm our ability to obtain additional financing;
•	our ability to retain our largest clients;
•	our ability to integrate the combined operations of our previously acquired companies;
•	our ability to make future acquisitions, and effectively integrate any future combined operations;
•	general economic conditions in the United States and United Kingdom as a result of the COVID-19 pandemic;
•	our ability to achieve and maintain profitably;
•	our ability to sustain or grow our customer base for our current products and provide superior customer service;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	there is no guarantee any remaining Paycheck Protection Program loans will be forgiven;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	compliance with the U.S. and international regulations applicable to our business;
•	our ability to implement our business strategies and future plans of operations;
•	expectations regarding the size of our market;
•	our expectations regarding the future market demand for our services;
•	compliance with applicable laws and regulatory changes;
•	our ability to identify, attract and retain qualified personnel and the loss of key personnel;
•	the limitation of liability and indemnification of our officers and directors;
•	economic conditions affecting the media industry in which we operate;
•	economic conditions in the United Kingdom as a result of Brexit;
•	maintaining our intellectual property rights and any potential litigation involving intellectual property rights;
•	our ability to anticipate and adapt to a developing market(s) and to technological changes;
•	acceptance by customers of any new products and services;
•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
•	the ability to develop and upgrade our technology and information systems and keep up with rapidly evolving industry standards;
•	any interruption in the supply of products and services;
•	discontinuance of support for our information systems from third party vendors;
•	significant fluctuations in our quarterly operating results;
•	the extent, liquidity, volatility and duration of any public trading market for our securities;
•	the resale of our securities could adversely affect the market price of our common stock and our Warrants and our ability to raise additional equity capital;
•	we may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares;
•	investors who purchase securities may experience dilution as a result of future issuances by us; and
•	insiders, including significant stockholders, will continue to have substantial control over the Company.

Risks Relating to Our Business

We have a history of significant losses from operations in recent years which may continue, and which may harm our ability to obtain financing and continue our operations.

Our consolidated financial statements reflect that we have incurred significant losses since inception, including net losses of $15,997,000 and $14,447,000 for the fiscal years ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, we had an accumulated deficit of $186,889,000 and negative working capital of $4,004,000. We need to improve our ability to achieve business profitability and our ability to generate sufficient cash flow from our operations. We believe that we have sufficient capital from our initial public offering to finance our business operations until we achieve positive cash flows.

Our discontinued operations prior to our entry into a merger agreement with Troika Design Group, Inc. in June 2017 (the “Troika Merger”), our June 2018 acquisition of all of the equity interests (the “Mission Acquisition”) of Mission Culture LLC and Mission-Media Holdings Limited (such entities, collectively, “Mission”) and our May 2021 acquisition of Redeeem caused disruptions to our business, have diluted our stockholders and may harm our business, financial condition or operating results.

The Troika Merger, the Mission Acquisition and the Redeeem Acquisition (collectively, the “Acquisitions”) subjected us to a number of risks, including, but not limited to, the consideration for the Acquisitions and share issuances to our preferred stockholders, resulted in substantial dilution to our existing stockholders. Additional time may be required for the market positions of such acquired companies to improve as planned, particularly as a result of the COVID-19 pandemic. The combined operations of the Company and such entities have placed significant demands on the Company’s management, technical, financial and other resources, as well as the key personnel and other personnel of such acquired companies. As a result of the Acquisitions, we have experienced additional financial and accounting challenges and complexities in areas such as financial reporting. We may assume or be held liable for risks and liabilities as a result of our Acquisitions, some of which we may not have been able to discover during our due diligence or adequately adjust for in our acquisition arrangements, as was the case with the Mission Acquisition. Our ongoing business and management’s attention have been disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises. In addition, we may incur one-time write-offs or restructuring charges in connection with any future acquisitions. We may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings. We have incurred significant time and expense in connection with litigation arising from the Mission Acquisition. See Item 3. Legal Proceedings.

Our combined operations have only a limited operating history, which makes it difficult to evaluate an investment in our securities.

Our combined operations have only a limited operating history since the Troika Merger in June 2017 upon which our business, financial condition and operating results may be evaluated. As a result of the Acquisitions, as well as any potential acquisitions, we face a number of risks encountered by combined entities, including our ability to:

•	Manage expanding operations, including our ability to service our clients if our customer base grows substantially;
•	Attract and retain management and technical personnel;
•	Find adequate sources of financing;
•	Anticipate and respond to market competition and changes in technologies as they develop and become available;
•	Negotiate and maintain favorable rates with our vendors; and
•	Retain and expand our customer base at profitable rates.

We may not be successful in addressing or mitigating these risks and uncertainties, and if we are not successful our business could be significantly and adversely affected.

Expansion of our operations internationally has required significant management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating internationally since June 2018, or providing our services outside of the United States and United Kingdom, and if we choose to expand into further international markets, we would need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the United States or the United Kingdom. Furthermore, to succeed with clients in other international locations, it likely will be necessary to establish satellite offices in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue and/or profits from foreign operations for a variety of reasons, including:

•	localization of our offerings, including translation into foreign languages and adaptation for local practices;

•	competition from local incumbents that understand the local market and may operate more effectively;

•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, customs duties or other trade restrictions or any unexpected changes thereto;

•	laws and regulations regarding anti-bribery and anti-corruption compliance;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;

•	changes in a specific country’s or region’s political or economic conditions, including those related to COVID-19 and similar matters;

•	risks resulting from changes in currency exchange rates; and

•	if we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Most of our clients may terminate their relationships with us on short notice.

Our transactional clients, which account for the vast majority of our revenue worldwide, typically use our services on an order-by-order project basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or procurement strategy. If a significant number of our transactional clients elect to terminate or not to renew their engagements with us or if the volume of their orders decreases, our business, operating results and financial condition could suffer.

Acquiring new clients and retaining existing clients depends on our ability to avoid and manage conflicts of interest arising from other client relationships.

Our ability to acquire new clients and to retain existing clients may, in some cases, be limited by clients’ perceptions of, or policies concerning, conflicts of interest arising from other client relationships. If we are unable to maintain multiple agencies to manage multiple client relationships and avoid potential conflicts of interests, our business, results of operations and financial position may be adversely affected.

The loss of several of our largest clients could have a material adverse effect on our business, results of operations and financial position.

Clients generally are able to reduce or cancel current or future spending on advertising, marketing and corporate communications projects at any time on short notice for any reason. For the fiscal year ended June 30, 2021, six (6) customers accounted for 42.4% of our gross revenues. For the fiscal year ended June 30, 2020, six (6) customers accounted for 45.1% of our gross revenues. A significant reduction in spending on our services by our largest clients, or the loss of several of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our revenue and could have a material adverse effect on our business, results of operations and financial position.

Clients periodically review and change their advertising, marketing, branding and corporate communications requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected.

We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently, particularly large multinational clients, on a broad geographic basis. Some of our newer services require us to persuade prospective customers, or customers of our existing services, to purchase newer services in substitution of those of a competitor. While many of our client relationships are long-standing, from time to time clients put their advertising, marketing and corporate communications business up for competitive review. The incumbent competitor may have the ability to significantly discount its services or enter into long-term agreements, which would further impede our ability to increase our revenues. We have won and lost accounts as a result of these reviews. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.

Adverse economic conditions, a reduction in client spending, a deterioration in the credit markets or a delay in client payments could have a material adverse effect on our business, results of operations and financial position.

Economic conditions have a direct impact on our business, results of operations and financial position. Adverse global or regional economic conditions pose a risk that clients may reduce, postpone or cancel spending on advertising, marketing and corporate communications projects. Such actions would reduce the demand for our services and could result in a reduction in revenue, which would adversely affect our business, results of operations and financial position. A contraction in the availability of credit may make it more difficult for us to meet our working capital requirements. In addition, a disruption in the credit markets could adversely affect our clients and could cause them to delay payment for our services or take other actions that would negatively affect our working capital. In such circumstances, we may need to obtain additional financing to fund our day-to-day working capital requirements, which may not be available on favorable terms, or at all. Even if we take action to respond to adverse economic conditions, reductions in revenue and disruptions in the credit markets by aligning our cost structure and more efficiently managing our working capital, such actions may not be effective.

Our financial condition and results of operations for fiscal years 2020 and 2021 have been adversely affected by COVID-19, and we expect that our financial condition and results of operations for fiscal year 2022 will also be adversely affected.

In December 2019, COVID-19 surfaced in Wuhan, China. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

We operate servicing domestic and international clients. In the aggregate, revenue from outside of the United States represented 36.6% and 35.2% of our Company’s total revenue for the fiscal years ended June 30, 2021 and 2020, respectively. For some of the services we sell, including experiential and event services provided by our Mission subsidiaries, we have historically provided services that were primarily involved with engagement of consumers in public venues. As a result of COVID-19, wherever we, our suppliers, or our clients operate, we have been adversely affected in our experiential business. Following the early 2020 outbreak of COVID-19, many of clients temporarily halted marketing and advertising activities and normal business operations. The spread of COVID-19 to the United States, our largest market, has raised concerns about the lasting effects of a recession, and has created substantial uncertainty about the expectations for marketing spend in the near term. In addition, not only are our clients impacted, but our vendors are similarly impacted and operating in a reduced manner, further hampering the ability to render services to clients. Due to temporary travel restrictions imposed by various countries in Europe and elsewhere, including the United Kingdom where one of our Mission subsidiaries is based, we have faced delays in our ability to provide services, while visa applications for certain employees have been complicated due to the inability to travel or attend certain face-to-face meetings. Moreover, we have historically relied on in-person selling efforts by our sales executives to secure long-term client contracts. In the short-term, precautionary measures taken by many companies around the world to limit in-person workplace contact in order to reduce the potential for employee exposure to COVID-19 could extend the time required to secure and cause us to lose new client contracts. Additionally, contracted parties may use the current pandemic as reason to invoke so called “force majeure” clauses in order to modify or cancel performance under the applicable agreement. These clauses vary depending on the agreement and will need a case by case review and disputes may arise from such contentions. The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The Company’s revenues declined by $8.4 million from $24.6 million to $16.2 million in the fiscal years ended June 30, 2020 and 2021, respectively. The Company’s revenues declined by $16.2 million from $40.8 million to $24.6 million in the fiscal years ended June 30, 2020 and 2019. Based on information provided by business unit leaders, the Company believes that approximately $16.2 million or 100% of the $16.2 million decrease in revenue in the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 is directly attributable to the COVID-19 pandemic; while $13.0 million or 80.2% of the $16.2 million decrease in revenue in the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 is directly attributable to the COVID-19 pandemic. If our business continues to be materially adversely affected by the outbreak of COVID-19, it would have a material adverse impact on our operating results and/or financial condition.

We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics, including COVID-19, as described above, or similar widespread public health concerns and associated government responses.

Our business has been negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic, including COVID-19, as described above, or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine or similar governmental responses. These impacts may include, but are not limited to:

•

Significant reductions in demand or significant volatility in demand for one or more of our services, which may be caused by, among other things: the temporary inability of consumers to purchase our products (or those of our clients) due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand due to temporary priorities; if prolonged such impacts can further increase the difficulty of planning for operations and may adversely impact our results;

17

•

Inability to meet our clients’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such, transportation, workforce, or other products and services used to provide services to our clients;

•

Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or governmental disruptions and may adversely impact our operations; or

•

Significant changes in the political conditions in markets in which we service, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and related facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for our services, which could adversely impact our results.

Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects be those taken by governments or private enterprise (both voluntary and required).

If any of our key clients fail to pay for our services, our profitability would be negatively impacted.

In general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

We may require additional capital to support business growth, and this capital may not be available on acceptable terms or at all.

We may require additional capital to make any future acquisitions subject to various conditions precedent including, but not limited to, satisfactory completion of due diligence, negotiation and execution of a definitive purchase agreement and audit of their financial statements. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies.

We expect to engage in equity and/or debt financings to secure additional funds when necessary. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue will be expected to have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. We may have to significantly delay, scale back or discontinue the development and/or the commercialization of one or more of our services. Accordingly, any failure to raise adequate capital in a timely manner would be expected to have a material adverse effect on our business, operating results, financial condition and future growth prospects.

We rely on our management team and expect to need additional personnel to grow our business; the loss of one or more senior managers or the inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend to a significant degree on the skills and continued services of our management team, in particular, the services of Robert Machinist, Chief Executive Officer of the Company, Dan Pappalardo, President of Troika Design Group, Inc., Kevin Dundas, CEO of Mission and Kyle Hill, President of Troika IO, which are our three operating subsidiaries. While we have entered into an employment agreement with Messrs. Machinist, Pappalardo and Hill, there can be no assurance that we will be able to retain the services of each of these persons. The loss of one of these persons and/or other members of our management team who have signed employment and consulting agreements would materially adversely affect us. In such an event, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any successor obtains the necessary training and experience. We do not have key man life insurance policies on members of our management. Our future success also depends on our ability to retain, attract and motivate highly skilled technical, managerial, marketing and customer service personnel, including members of our management team.

Our inability to attract and retain qualified personnel and maintain a highly skilled workforce could have a material adverse effect on our business.

Our employees are our most important assets and our ability to attract and retain key personnel is an important aspect of our competitiveness. If we are unable to attract and retain key personnel, our ability to provide our services in the manner clients have come to expect may be adversely affected, which could harm our reputation and result in a loss of clients, which could have a material adverse effect on our business, results of operations and financial position.

All of our non-executive employees work for us on an at-will basis, subject to applicable law. We plan to hire additional personnel in all areas of our business, particularly for our sales, marketing and technology development areas, both domestically and internationally, which will likely increase our recruiting and hiring costs. Competition for these types of personnel is intense, particularly in the Internet and software industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business.

Finally, employee sickness and leaves due to COVID-19 and similar pandemics may result in a drastic reduction in the availability of key employees. Moreover, as we reopen our physical locations, we face dangers associated with our safety measures being ineffective or claims that they were ineffective should employees become ill. Accordingly, we may face claims by employees associated with such matters that would increase our costs or associated litigation expenses.

Misclassification or reclassification of our independent contractors or employees could increase our costs and adversely impact our business.

Our workers are classified as either employees or independent contractors, and if employees, as either exempt from overtime or non-exempt (and therefore overtime eligible). Regulatory authorities and private parties have recently asserted within several industries that some independent contractors should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees as independent contractors or non-exempt employees as exempt, we could face penalties and have additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. Legislative, judicial or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes. The costs associated with employee classification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.

Our business prospects depend, in part, on our ability to maintain and improve our services as well as to develop new services.

We believe that our business prospects depend, in part, on our ability to maintain and improve our current services and to develop new services. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

Our industry is characterized by rapidly changing technologies, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our services are integrated with the computer systems of our customers. We must respond to technological changes affecting both our customers and suppliers. We may not be successful in developing and marketing, on a timely and cost-effective basis, new services that respond to technological changes, evolving industry standards or changing customer requirements. Our success depends, in part, on our ability to accomplish all of the following in a timely and cost-effective manner:

•	Effectively using and integrating new technologies;

•	Continuing to develop our technical expertise;

•	Developing services that meet changing customer needs;

•	Advertising and marketing our services; and

•	Influencing and responding to emerging industry standards and other changes.

The success of our business depends on the continued growth of digital media as a medium for commerce, content, advertising and communications.

Expansion in the sales of our services depends on the continued acceptance of the digital media as a platform for commerce, content, advertising and communications. The use of the digital media as a medium for commerce, content, advertising and communications could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of digital media activity, cyber security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet as a medium for commerce, content, advertising and communications has been harmed by viruses, worms, hacking and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason digital media does not remain a medium for widespread commerce, content, advertising and communications, the demand for our products would be significantly reduced, which would harm our business.

There is no guarantee that the balance of our Paycheck Protection Program (“PPP”) loan will be forgiven, which would negatively impact our cash flow.

Since 2020, we received approximately $3,397,000 in PPP loan proceeds as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which provides economic relief to businesses in response to COVID-19 and under the Small Business Administration (“SBA”) “Economic Injury Disaster Loan” program. The PPP loan and accrued interest are forgivable after 24 weeks as long as we use the PPP loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and our employee head count remains consistent with our baseline period over the 24-week period after the loan was received. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the 24-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of July 20, 2021, the Company received notice that all of the first round PPP loan forgiveness of $1,703,000 had been forgiven, with applications for the remaining 2nd round of PPP loan forgiveness applications to be processed; as we just completed the 2nd round 24 week use period.  While we believe that our use of the loan proceeds will meet the conditions for forgiveness of the remainder of the PPP loan, there is a risk that: (i) the loan will not be forgiven, in whole or in part, (ii) we will take actions that could cause us to be ineligible for forgiveness of the remainder of the loan, or (iii) we may be required to repay the balance upon event of default under the loan or upon a breach of applicable PPP regulations. It is possible that the loan may not be forgiven in full, or that the Company would not be able to deduct the Company expenses it used the PPP Loan for, which could have a negative impact on the Company’s cash flow.

Platform system disruptions could cause delays or interruptions of our services, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although our network service is designed to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as damage to our communications systems and power surges and outages. Any significant disruption in its network could cause it to lose customers and incur additional expenses.

Intellectual property infringement claims are common in the industry and, should such claims be made against us, and if we do not prevail, our business, financial condition and operating results could be harmed.

The Internet, mobile media, software, mass media and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights, domestically or internationally. As we grow and face increasing competition, the probability that one or more third parties will make intellectual property rights claims against us increases. In such cases, our technologies may be found to infringe on the intellectual property rights of others. Additionally, many of our subscription agreements may require us to indemnify our customers for third-party intellectual property infringement claims, which would increase our costs if we have to defend such claims and may require that we pay damages and provide alternative services if there were an adverse ruling in any such claims. Intellectual property claims could harm our relationships with our customers, deter future customers from subscribing to our products or expose us to litigation, which could be expensive and divert considerable attention of our management team from the normal operation of our business. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend against intellectual property claims by the third party in any subsequent litigation in which we are a named party. Any of these results could adversely affect our brand, business and results of operations.

Patent positions in the media industry are uncertain and involve complex legal, scientific and factual questions and often conflicting claims. The industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. In addition, established companies have used litigation against smaller companies and new technologies as a means of gaining a competitive advantage.

In addition, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine the relative priorities of our inventions and third parties’ inventions. An adverse outcome in an interference proceeding could require us to cease using the technology or to license rights from prevailing third parties.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or may significantly restrict our business activities in one or more respects. We may also be required to develop alternative non-infringing technology, which could require significant effort and expense. Any of these outcomes could adversely affect our business and results of operations. Even if we prove successful in defending ourselves against such claims, we may incur substantial expenses and the active defense of such claims may divert considerable attention of our management team from the normal operation of our business.

If we are unable to sell additional services to our existing customers or attract new customers, our revenue growth will be adversely affected.

To increase our revenues, we believe we must sell additional services to existing customers and regularly add new customers. If our existing and prospective customers do not perceive our products to be of sufficient value and quality, we may not be able to increase sales to existing customers and attract new customers, or we may have difficulty retaining existing customers, and our operating results will be adversely affected.

Our resources may not be sufficient to manage our intended growth; failure to properly manage potential growth would be detrimental to our business.

We may fail to adequately manage our intended future growth. Most of our administrative, financial and operational functions come from acquired operations. Any growth in our operations will place a significant strain on our resources and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so.

In addition to any acquisitions, to the extent we acquire other business entities, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could suffer. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force.

We must keep up with rapid technology change and evolving industry standards in order to be successful. Our competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.

The markets for our services are characterized by rapidly changing technology and evolving industry standards. Any products or services that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. Our future success will depend, in part, on our ability to effectively identify and implement leading technologies, develop technical expertise and influence and respond to emerging industry standards and other technology changes.

All this must be accomplished in a timely and cost-effective manner. We may not be successful in effectively identifying or implementing new technologies, developing new services or enhancing our existing services in a timely fashion. Some of our competitors have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we will have. We cannot assure you that we will obtain access to new technologies as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs or at all. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. Further, our competitors, in particular the larger incumbent agencies, enjoy greater economies of scale in regard to vendor relationships. As a result of those factors, we could lose customers and our financial results could be harmed. If we fail to identify and implement new technologies or services, our business, financial condition and results of operations could be materially adversely affected.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations can be materially affected by conditions in the global capital markets as a result of the COVID-19 pandemic and the economy generally, both in the U.S. and perhaps even more so in Great Britain as a result of Brexit. Stresses experienced by global capital markets over the last few years have resulted in continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, uncertain real estate markets, increased volatility and diminished expectations for the economy. These factors combined with any decline in business and consumer confidence may have an adverse effect on our business.

The developing impact of the United Kingdom’s withdrawal from the European Union (aka, Brexit) may have an impact on our European operations.

Our operations in Europe associated with the Mission subsidiaries are also subject to risks associated with the withdrawal of the United Kingdom from the European Union (“EU”). On January 31, 2020, the United Kingdom of Great Britain and Northern Ireland officially exited the EU (“Brexit”) and entered into a transition period to negotiate the final terms of Brexit. The transition period officially came to an end on January 1, 2021. The continued uncertainty regarding the transition and impact of the withdrawal may have an adverse impact on European and global economic conditions. Unfavorable economic conditions could negatively affect consumer demand for our products, which could unfavorably impact our results of operations and financial condition.

We face considerable uncertainty in the estimation of revenues, related costs of services and their subsequent settlement.

Our revenues and the related cost of sales will often be earned and incurred with the same customers who can be our vendors and suppliers simultaneously. These revenues and their related costs may be based on estimated amounts accrued for pending disputes with vendors or based on project completion. Subsequent adjustments to these estimates may occur after the bills are received/tendered for the actual costs incurred and revenues earned, and these adjustments can often be material to our future operating results. Judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other amounts that may be incurred to conclude the negotiations. Actual results can differ from estimates, and such differences could be material.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

We intend to use a substantial portion of the net proceeds from our initial public offering to pursue opportunities to acquire companies or technologies in the future including our completed acquisition of Redeeem. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	Failure to integrate the acquired assets and/or companies with our current business;

•	The price we pay may exceed the value we eventually realize;

•	Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

•	Potential loss of key employees from either our current business or the acquired business;

•	Entering into markets in which we have little or no prior experience;

•	Diversion of management’s attention from other business concerns;

•	Assumption of unanticipated liabilities related to the acquired assets; and

•	The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

Our data systems could fail or their security could be compromised, and we will increasingly be handling personal data requiring our compliance with a variety of regulations.

Our business operations depend on the reliability of sophisticated data systems. Any failure of these systems, or any breach of our systems’ security measures, could adversely affect our operations, at least until our data can be restored and/or the breaches remediated. We have, to a limited extent, begun to serve as a conduit for personal information to third-party credit processors, service partners and others, and it is likely we will do so more regularly. The handling of such personal information requires we comply with a variety of federal, state and industry requirements governing the use and protection of such information, including, but not limited to, Federal Communications Commission (“FCC”) consumer proprietary network information regulations, Federal Trade Commission (“FTC”) consumer protection regulations, and Payment Card Industry data security standards and, for the Healthcare division, the requirements of the Health Insurance Portability and Accountability Act and regulations thereunder. While we believe we have taken the steps necessary to assure compliance with all applicable regulations and have made necessary changes to our data systems, any failure of these systems or any breach of the security of these systems could adversely affect our operations and expose us to increased cost, liability for lost personal information and increased regulatory obligations.

A security incident may allow unauthorized access to our systems, networks, or data or the data of clients, harm our reputation, create additional liability, and adversely affect our financial results.

Increasingly, companies are subject to a wide variety of attacks on their systems on an ongoing basis. In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms, and ransomware, employee theft or misuse, password spraying, phishing, credential stuffing, and denial-of-service attacks, we may also face threats from sophisticated organized crime, nation-state, and nation-state supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to us, our internal systems and our clients’ systems, and the information that they store and process. Third parties may attempt to fraudulently induce employees, users, or organizations into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal electronic systems, networks, and/or physical facilities in order to gain access to our data or clients’ data, which could result in significant legal and financial exposure, a loss of confidence in our security, interruptions or malfunctions in our operations, and ultimately, harm to our future business prospects and revenue. Clients may also disclose or lose control of their application programming interface key (API keys) functions and procedures which allow the creation of applications), secrets or passwords, or use the same or similar secrets or passwords on third parties’ systems, which could lead to unauthorized access to their accounts and data within the Company’s systems (arising from, for example, an independent third-party data security incident that compromises those API keys, secrets, or passwords). Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks, especially where they are attributable to the behavior on independent third parties beyond our control. In addition, the techniques used to sabotage or to obtain unauthorized access to systems and networks in which data is stored or through which data is transmitted change frequently and generally are not recognized until launched against a target. As a result, it may not be possible for us to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our systems and networks and we may be required to expend significant capital and financial resources to protect against such threats or to alleviate problems caused by breaches in systems, network or data security.

Security breaches impacting the Company could result in a risk of loss, unavailability, or unauthorized disclosure of this information, which, in turn, could lead to litigation, governmental audits, and investigation and possible liability (including regulatory fines), damage our relationship with existing clients, and have a negative impact on our ability to attract new clients. Furthermore, any such breach, including a breach of the systems or networks of our clients, could compromise our systems or networks, creating system disruptions or slowdowns and exploiting security vulnerability of our networks or the networks of our clients, and the information stored on our network or the networks of our clients could be accessed, publicly disclosed, altered, lost, or stolen, which could subject us to liability and cause us financial harm. In addition, a breach of the security measures of one of our clients could result in the destruction, modification, or exfiltration of confidential corporation information, or other data that may provide additional avenues of attack. These breaches, or any perceived breach, of our systems or networks or those of clients, whether or not any such breach is due to our vulnerability, may also undermine confidence in us, or our industry, and result in damage to our reputation, negative publicity and those of clients.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in client engagement, or otherwise harm our business.

There currently are a number of laws, as well as proposals pending before federal, state, and foreign legislative and regulatory bodies. For example, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to many of our services in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union and may impact U.S. operations, as well to the extent they come under the GDPR. The GDPR applies to any organization with an establishment in the European Union for data processing purposes, as well as those outside the European Union if they process personal data of individuals in the European Union in connection with offering them goods or services or monitoring their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements, and additional obligations on service providers (such as any third parties to whom we may transfer personal data). Non-compliance with the GDPR can trigger fines of up to the greater of €20 million and 4% of our global revenue. Given the breadth and depth of changes in data protection obligations, compliance has caused us to expend resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. The California Consumer Privacy Act, or AB 375, creates new data privacy rights for users, effective in January 2020. The California law requires employers to tell employees the categories of personal information the Company has collected about them and the purposes for which it will be used. While the Company believes its compliance efforts under the GDPR and California law are sufficient, such future compliance may be impacted by changes to such regimes. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services if applicable.

These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

An interruption in the supply of products and services that we obtain from third parties could cause a decline in sales of our services.

In designing, developing and supporting our services, we rely on many third-party providers. These suppliers may experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable. If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our services, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

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

Our quarterly operating results are subject to significant fluctuation and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful.

Our operating results are subject to significant fluctuations as a result of:

•	The success of our brand marketing campaigns;

•	Price competition from potential competitors;

•	The amount and timing of operating costs and capital expenditures relating to establishing the Company’s business operations;

•	The demand for and market acceptance of our products and services;

•	Changes in the mix of services sold by our competitors;

•	Timing of the requests for proposal (“RFP”) process.

•	The ability to meet any increased technological demands of our customers; and

•	Poor weather for outdoor events

•	Economic conditions specific to our industry.

Therefore, our operating results for any particular quarter may differ materially from our expectations or those of security analysts, if any, and securities traders and may not be indicative of future operating results. The failure to meet expectations may cause the price of our common stock to decline. Since we are susceptible to these fluctuations, the market price of our common stock may be volatile, which can result in significant losses for investors who purchase our common stock prior to a significant decline in our stock price.

Many of our key functions are concentrated in a single location, and a natural disaster or act of terrorism could seriously impact our ability to operate.

Our IT systems, production, inventory control systems, executive offices and finance/accounting functions, among others, are centralized in our Los Angeles, California facility. A natural disaster, such as a tornado, could seriously disrupt our ability to continue or resume normal operations for some period of time. Similarly, an act of terrorism could disrupt our facility. While we have certain business continuity plans in place, no assurances can be given as to how quickly we would be able to resume operations and how long it may take to return to normal operations. We may experience business interruptions and could incur substantial losses beyond what may be covered by applicable insurance policies, and may experience a loss of customers, vendors and employees during the recovery period.

Troika IO (f/k/a Redeeem)-Related Risks

Redeeem’s results of operations are expected to be impacted by significant fluctuation of Bitcoin price

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately US$3,792 per coin as of December 31, 2018 to US$28,922 per coin as of December 31, 2020, and to US $42,839.75 as of September 24, 2021, according to Blockchain.info. According to the same source, from January 1, 2020 to December 31, 2020, the highest Bitcoin price was approximately US$63,558 per coin and the lowest was US$3,800 per coin.

We expect Redeeem’s results of operations to be affected by the bitcoin price as much of its revenue is expected to be derived from the exchange of goods using bitcoin. Any future significant reductions in the price of bitcoin will likely have a material and adverse effect on Redeeem’s results of operations and financial condition. We cannot assure you that the bitcoin price will remain high enough to sustain our operation or that the bitcoin price will not decline significantly in the future. Furthermore, fluctuations in the bitcoin price can have an immediate impact on the trading price of our common stock even before our financial performance is affected, if at all.

Various factors, mostly beyond our control, could impact the bitcoin price. For example, the usage of bitcoins in the retail and commercial marketplace, for which Redeeem acts as an exchange, is relatively low in comparison with the usage for speculation, which contributes to Bitcoin price volatility. Additionally, the reward for bitcoin mining will decline over time, with the most recent halving event occurred in May 2020 and next one to occur four years later, which may further contribute to Bitcoin price volatility.

Redeeem has an evolving business model which is subject to various uncertainties.

As bitcoin assets may become more widely available, we expect the services and products associated with them to evolve. In order for Redeeem to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs bitcoin assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin, in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	continued worldwide growth in the adoption and use of cryptocurrencies as a medium to exchange;
●	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar bitcoin systems;
●	changes in consumer demographics and public tastes and preferences;
●	the maintenance and development of the open-source software protocol of the network;
●	the increased consolidation of contributors to the bitcoin blockchain through mining pools;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
●	general economic conditions and the regulatory environment relating to cryptocurrencies; and
●	negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

The outcome of these factors could have negative effects on our ability to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin or other cryptocurrencies our platform uses, which would harm investors in our securities.

Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical constructs. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the crypto currency and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies could quickly collapse, and our crypto business would adversely affected.

We may face risks of Internet disruptions, which could have an adverse effect on our operations.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies and our ability to mine cryptocurrencies.

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

As an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk. As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Acceptance and/or widespread use of bitcoin is uncertain.

Currently, there is a relatively limited use of any bitcoin in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Conversely, a significant portion of bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of bitcoins in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations.

Our operations, investment strategies and profitability may be adversely affected by competition from other cryptocurrency platforms.

We compete with other marketplaces for cryptocurrencies. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our business strategy or operate at all, or to maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

Risks due to hacking or adverse software event.

In order to minimize risk, we have established processes to protect our platform. There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we were hacked due to an adverse software or cybersecurity event.

If our security procedures and protocols are ineffectual and our platform is compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise and we may lose much of the accumulated value of our platform. This would have a material adverse impact on our business and operations.

Incorrect or fraudulent bitcoin transactions may be irreversible.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent bitcoin transactions could adversely affect our results of operations.

Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. In theory, bitcoin transactions may be reversible with the control or consent of a majority of processing power on the network, however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to affect this reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our bitcoin transactions could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen bitcoin. We are, therefore, presently reliant on existing private investigative entities, such as Chain analysis and Kroll to investigate any potential loss of bitcoin assets on our platform. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers who may have targeted us. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we acquire or hold for our own account.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the US Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to exchanging bitcoin assets. Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may not be able to recover our losses.

The digital assets transferred by us are not insured. Further, banking institutions will not accept our digital assets and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, or otherwise under state laws, we may incur significant compliance costs, which could be substantial or cost-prohibitive. If we become subject to these regulations, our costs in complying with them may have a material negative effect on our business and the results of our operations.

To the extent that our activities cause us to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. The Company believes it will have to register and comply with FinCEN’s regulations for MSBs, as it provides a hosted digital wallet in order to complete a sales transaction.

To the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Although receiving money for transactions or transmitting money is covered by MT laws, most states have an express exemption for closed loop prepaid products solely to purchase goods or services, which Redeeem believes its service would be exempt. California does not regulate cryptocurrency. New York, on the other hand, regulates storing, holding or maintaining custody or control of cryptocurrency on behalf of others. Redeeem will probably be considered to store, hold and maintain custody over the seller’s cryptocurrency. Additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment in our securities in a materially adverse manner. Furthermore, the Company and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to leave a particular state or the U.S. completely. Any such action would be expected to materially adversely affect our operations.

Current regulation of the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation under the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

Current legislation, including the Commodities Exchange Act of 1936, as amended (the “CEA”) is unclear with respect to the exchange of bitcoins. Changes in the CEA or the regulations promulgated thereunder, as well as interpretations thereof and official promulgations by the Commodity Futures Trading Commission (“CFTC”), which oversees the CEA, may impact the classification of bitcoins and therefore may subject them to additional regulatory oversight by the CFTC.

Presently, bitcoin derivatives are not excluded from the definition of a “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator or as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. Any such action would be expected to materially adversely affect our operations. As of the date of this prospectus, no CFTC orders or rulings are applicable to our business.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many bitcoin networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the bitcoin ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of bitcoin transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking bitcoin markets.

The global market for bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. Such events could have a material adverse effect on our ability to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies on our platform.

Because there has been limited precedent set for financial accounting of bitcoin and other bitcoin assets, the determination that we have made for how to account for bitcoin assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC, it is unclear how companies may in the future be required to account for bitcoin transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined bitcoin rewards and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to pursue our business strategy at all, which would have a material adverse effect on our business, prospects or operations

If a malicious actor or botnet obtains control of more than 50% of the processing power on a bitcoin network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a bitcoin, it may be able to alter blockchains on which our platform resides and relies by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own bitcoin (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in bitcoin codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies.

We may not adequately respond to price fluctuations and rapidly changing technology, which may negatively affect our business.

Competitive conditions within the bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. We may not be successful, generally or relative to our competitors in the bitcoin industry, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures during such implementation. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer, and there may be adverse effects on the price of our common stock.

Bitcoin and bitcoin mining are software related

We actively use specific hardware and software for our operation. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, the Company intends to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for our operations.

Our internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our internal systems rely on software that is highly technical and complex. In addition, our internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. See “Business-Intellectual Property” and “Regulation—Regulation on Intellectual Property Rights.” Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality, invention assignment and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits.

Risks Relating to Our Common Stock

It is not possible to predict the extent, liquidity and duration of any public trading market for our securities.

The size and nature of the trading market for our securities have been sporadic and subject to fluctuations. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of the common stock. Our securities were first listed on the Nasdaq Capital Market on April 20, 2021. There can be no assurance that a more active market for the common stock and Warrants will develop, or if one should develop, there is no assurance that it will be sustained. This could severely limit the liquidity of our common stock and Warrants and has had a material adverse effect on the market price of our common stock and Warrants and on our ability to raise additional capital.

The ability of any such market to provide liquidity for the holders of such shares and to establish a reasonable and rational pricing mechanism, will likely depend on many variables. These may include general economic conditions, public evaluation of our business model, our revenues, earnings and growth potential, the reputation of our management, the general state of the U.S. media industry, the impact of competition and regulation, and the like.

Limitation of liability and indemnification of officers and directors could adversely impact investors’ ability to bring claims against them.

Our officers and directors are required to exercise good faith and high integrity in the management of our affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no personal liability to us or our stockholders for damages for any breach of duty owed to us or our stockholders, unless they breached their duty of loyalty, did not act in good faith, knowingly violated a law, or received an improper personal benefit. Our Articles of Incorporation and Bylaws also provide for the indemnification by us of our officers and directors against any losses or liabilities they may incur by reason of their serving in such capacities, provided that they do not breach their duty of loyalty, act in good faith, do not knowingly violate a law, and do not receive an improper personal benefit. Additionally, we have entered into employment agreements with our officers, which specify the indemnification provisions provided by the Bylaws and provide, among other things, that to the fullest extent permitted by applicable law, the Company will indemnify such officer against any and all losses, expenses and liabilities arising out of such officer’s service as an officer of the Company. In addition, the separation agreement with SAB Management, LLC and Andrew Bressman that we entered into on February 28, 2021 requires the Company to indemnify Mr. Bressman and SAB Management, LLC from any claim by reason of the fact that Mr. Bressman was a consultant, or a fiduciary of the Company.

In so far as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The resale of shares of our common stock could adversely affect the market price of our common stock, Warrants and our ability to raise additional equity capital.

As of September 22, 2021, there were 43,572,950 shares of common stock issued and outstanding. Of the outstanding shares of common stock, approximately 10,676,000 shares are freely tradable and the remaining shares are restricted shares subject to resale under Rule 144 and subsequent to any lock-up agreements described below.

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

In general, a non-affiliated person who has held restricted shares for a period of six months, under Rule 144, may sell such shares into the market, subject to the Company being current in its periodic reports filed with the SEC. An affiliate may sell an amount equal to the greater of 1% of the outstanding 43,572,950 shares as of September 22, 2021, or the average weekly number of shares sold on the Nasdaq Capital Market in the last four weeks prior to such sale. Such sales may be repeated once every three months, and any of the restricted shares may be sold by a non-affiliate without any restrictions after they have been held one year.

Our Articles of Incorporation grant the Board of Directors the power to designate and issue additional shares of preferred stock.

Our Articles of Incorporation grant our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our Board of Directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

If we are not able to continue to meet the Nasdaq Capital Market rules for continued listing, our common stock or Warrants could be delisted.

We may be unable to meet the Nasdaq Capital Market rules for continued listing of our common stock and Warrants on the Nasdaq Capital Market, notably, the minimum bid price and the stockholders’ equity minimum requirements. If we fail to meet the Nasdaq Capital Market’s ongoing listing criteria, our common stock or Warrants could be delisted. If our common stock or Warrants are delisted by the Nasdaq Capital Market, our common stock or Warrants may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock or Warrants would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on the Nasdaq Capital Market that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and Warrants and could limit the ability of stockholders to sell such securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock or Warrants, and there can be no assurance that our common stock or Warrants will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from the Nasdaq Capital Market could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock and Warrants. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and ales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

We do not anticipate paying cash dividends on our common stock, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have not declared or paid any cash dividends on our Common Stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our Common Stock will depend upon any future appreciation in their value. There is no guarantee that shares of our Common Stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Our compliance with the Sarbanes-Oxley Act of 2002 and other federal securities law reporting requirements are expensive and could distract management’s attention from our business affairs.

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Exchange Act and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act of 2002 and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to stockholders, are significant and may increase in the future. Our securities registration with the SEC was revoked in June 2018, as a result of our failure to file with the SEC required periodic reports since the filing of its Form 10-K in August 2016. Our securities are registered with the SEC. However, there can be no assurance we will be able to report on a timely basis in the future. Any subsequent revocation will be expected to have an adverse effect on the market price of our securities. Moreover, compliance with the complex laws, rules and regulations applicable to public companies could distract our management’s attention from our business affairs, which could have an adverse impact on our results of operations.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal controls over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending June 30, 2022, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to this offering, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

During the audit of the Company’s financial statements for the year ended June 30, 2021, Management of the Company was notified of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was that revenue recognition for US GAAP purposes was unclear and significant adjustments were required to be made by the Company at each quarter end and at year’s end. Certain significant deficiencies, less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting were also identified. All of the foregoing material weakness and significant deficiencies Management has addressed and will continue to address in the current fiscal year

We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new financing and accounting system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

The trading price of our common stock and Warrants has been and may continue to be volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock and Warrant is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of new products or developments by us or our competitors;

•	regulatory actions regarding our services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	adoption of new accounting standards affecting our industry;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

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

Insiders, including, but not limited to, significant stockholders, will continue to have substantial control over the Company, which could delay or prevent a change in corporate control or result in the entrenchment of management or our Board of Directors.

As of September 22, 2021, Peter Coates, together with any affiliates and related persons, beneficially owned approximately 9,314,593 shares (21.0%) of our common stock. Geoffrey Noel Bond beneficially owned 2,640,000 shares of common stock (6.0%). The law firm of Davidoff Hutcher & Citron LLP, as escrow agent for the benefit of the stockholders of Pangaea Trading Partners, held 2,792,361 shares of common stock (6.4%). As a result, the above-referenced significant stockholders may have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders and their affiliates may have the ability to influence the management and affairs of the Company in the foreseeable future. The foregoing could have the effect of:

•	delaying, deferring or preventing a change in control;

•	entrenching or changing our management or our Board of Directors;

•	impeding a merger, consolidation, takeover or other potential transaction affecting our business or the control of our Company.

Trading of our common stock and Warrants may be limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock and Warrants, making it difficult for our stockholders to sell their shares or Warrants; and future sales of common stock or Warrants could reduce our stock price.

Trading of our common stock and Warrants commenced on April 20, 2021 on the Nasdaq Capital Market. The liquidity of our common stock and Warrants is expected to be limited, at least initially, not only in terms of the number of shares or Warrants that can be bought and sold at a given price, but also as it may be adversely affected by delays in timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. In addition, a substantial number of our existing stockholders have entered into 270-day lock-up agreements which commenced on April 19, 2021. These factors may result in different prices of our common stock or Warrants than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices of our common stock or Warrants. In addition, without a large public float, our common stock and Warrants will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock or Warrants may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock or Warrants. Trading of a relatively small volume of our common stock or Warrants may have a greater impact on the trading price our common stock or Warrants than would be the case if our public float were larger. We cannot predict the prices at which our common stock or Warrants will trade in the future, if at all.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time (including, but not limited to, financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There will be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in (or incorporated by reference in) this prospectus should not be regarded as an indication that we or our management or representatives considered or consider the projections to be a reliable prediction of future events, and the projections should not be relied upon as such.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors and/or preferred stockholders before distributing any assets to the investors and/or preferred stockholders. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.

An investment in our Company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our Company or your investment.

Our prior financings, as well as an investment in our Company generally, involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any state or local taxing authority has reviewed the transactions described herein, and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors or related parties is offering you tax or similar advice, nor are any such persons making any representations and warranties regarding such matters.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock or Warrants adversely, the price of our common stock, Warrants and trading volume could decline.

The trading market for our common stock and Warrants may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock or Warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock, Warrants or trading volume to decline.

In making your investment decision, you should understand that we have not authorized any other party to provide you with information concerning us or this offering.

You should carefully evaluate all of the information in this prospectus before investing in our company. We may receive media coverage regarding our company, including coverage that is not directly attributable to statements made by our officers, that incorrectly reports on statements made by our officers or employees, or that is misleading as a result of omitting information provided by us, our officers or employees. We have not authorized any other party to provide you with information concerning us or this offering, and you should not rely on this information in making an investment decision.

Risks Relating to Capital Structure

Applicable regulatory requirements may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our common stock and Warrants.

We may be unable to attract and retain those qualified officers, directors and members of Board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for Board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock or Warrants on the Nasdaq Capital Market or any other stock exchange could be adversely affected.

Provisions of our amended and restated articles of incorporation (“Articles of Incorporation”), amended and restated by-laws (“Bylaws”), and Nevada law may make an acquisition of us or a change in our management more difficult.

Certain provisions of our Articles of Incorporation and Bylaws that are in effect could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of common stock. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so.

Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our Board of Directors;

•

authorize our Board of Directors to issue without stockholder approval blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board of Directors;

•	establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings;

•	authorize the Board of Directors to amend the By-laws;

•	limit who may call stockholder meetings; and

•	require the approval of the holders of a majority of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our Articles of Incorporation.

Section 78.438 of the Nevada Revised Statutes (“NRS”) prohibits a publicly held Nevada corporation from engaging in a business combination with an interested stockholder, generally a person that together with its affiliates owns or within the last two years has owned 10% of voting stock, for a period of two years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner, or falls within certain exemptions under the NRS. As a result of these provisions in our charter documents under Nevada law, the price investors may be willing to pay in the future for shares of our common stock may be limited.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report include “forward-looking statements” based on our management’s beliefs and assumptions, and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward-looking statements not to occur or be realized. Statements regarding future events, developments, the Company’s future performance, as well as management’s expectations, beliefs, intentions, plans, estimates or projections relating to the future are forward-looking statements within the meaning of these laws. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements relate to future events, including our future performance, and management’s expectations, beliefs, intentions, plans or projections relating to the future and some of these statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “contemplate,” “would,” “will,” “may,” “should,” and the negative or other variations of those terms or comparable terminology or by discussion of strategy, plans, opportunities or intentions. As a result, actual results, performance or achievements may vary materially from those anticipated by the forward-looking statements. These statements include, among others: statements concerning the benefits that we expect will result from our business activities and results of operation that we contemplate or have completed, such as increased revenues; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

Because forward-looking statements are subject to assumptions and uncertainties, actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date such statements are made. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These risks should not be construed as exhaustive and should be read in conjunction with our other disclosures, including, but not limited to, the risk factors described in this annual report. Other risks may be described from time to time in our filings made under the securities laws. New risks emerge from time to time. It is not possible for our management to predict all risks.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

The Company does not own any real estate and believes its existing leased facilities are suitable and adequate for the business conducted therein, appropriately used and have sufficient capacity for their intended purpose.

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

On January 9, 2014, Mission USA entered into a seven year and five-month lease agreement for office space in New York, NY. The beginning lease expense was $19,230 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through five of the lease. The lease expires January 2022.

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

Discontinued Operations

Prior to the Troika Merger, certain operating subsidiaries of the Company ceased operations and are no longer operating entities. On October 24, 2016, the Secured Parties consisting of Brookville Special Purpose Fund LLC and Veritas High Yield Fund LLC, took possession of all of the equity interests, assets and liabilities of the Company’s subsidiaries, M2 nGage Communications, Inc. (f/k/a Signal Point Telecommunications Corp.), and M2 nGage Inc. (f/k/a Signal Share Software Development Corp.) from the Company’s inactive subsidiary Digital Media Acquisition Group Corp. (“DMAGC”). Robert DePalo, then a principal stockholder of the Company (currently, approximately 9% on a fully diluted basis before this offering), was Managing Member of the Secured Parties. The operations of M2 nGage Communications and M2 nGage Inc. are now under the control of the Secured Parties being managed by Robert DePalo or his affiliates. On July 26, 2017, the Company entered into a global settlement agreement with the Secured Parties, Robert DePalo and RoseMarie DePalo (Mr. DePalo’s wife) eliminating any further claims they (or Mr. and Mrs. DePalo) may have to the Company’s assets. Neither Mr. DePalo nor any affiliate now has any relationship to the Company, nor will they ever have any relationship with the Company in the future.

On May 11, 2016, SignalShare Infrastructure (“SSI”), a wholly-owned subsidiary of the Company, completed the Foreclosure Sale of substantially all assets of SSI (other than certain excluded agreements) pursuant to Article 9 of the Uniform Commercial Code. SSI, which held the operations of the Company prior to the Subsidiary Merger, terminated all of its employees and ceased operations.

On July 5, 2016, SignalShare, LLC, a subsidiary of Signal Point Holdings Corp. (“SPHC”), then wholly-owned subsidiaries of the Company, filed for Ch. 7 bankruptcy in New Jersey. The bankruptcy is still under the supervision of the court appointed Trustee. SPHC had no assets other than discontinued operations of certain subsidiaries that are no longer operating.

On January 28, 2016, NFS Leasing, Inc. (“NFS”) filed suit against SignalShare, LLC and SPHC for non-payment of amounts due under certain agreements with NFS and two employees of SignalShare, LLC. NFS seeks $7,828,597, plus interest and attorneys’ fees, from SignalShare, LLC and seeks enforcement of certain guarantees of the debt by SPHC and named officers of SignalShare, LLC. In July 2015, SignalShare, LLC converted certain equipment leases from NFS into a secured term loan. The note evidencing the loans is secured by a subordinated security interest in the assets of SignalShare and SPHC and is guaranteed by SPHC. NFS has also sought to include subsidiaries of the Company in the litigation, including Digital Media Acquisition Group (“DMAG”). Pursuant to an Intercreditor, Modification and Settlement Agreement, dated as of November 13, 2015 by and among NFS, SPHC, SignalShare LLC and the Company’s senior lenders, such intercreditor agreement excluded any security interest in the parent company, Roomlinx, Inc. or of the subsidiaries of SPHC, which are M2 nGage, M2 Communications, SPC and SSI. Thus, NFS’ suit and claims reside solely in SignalShare LLC and SPHC, but none of the assets (other than SignalShare LLC) of SPHC. The case was filed in the U.S. District Court for the District of Massachusetts (Civ Action No. 16-10130). SPHC and SignalShare answered the complaint and are in the process of litigating the matter. As a result of the bankruptcy filing, the matter was stayed with regard to SignalShare and the foreclosure and stock transfer resulting to the DePalo entities has made the matter moot. See the first paragraph above under Discontinued Operations.

On June 15, 2016, NFS withdrew its request for injunctive relief regarding DMAG and was granted an injunction regarding SignalShare, LLC to prevent the company from making certain payments and required certain information regarding SignalShare. The Company believed the new amended claims are without merit, is opposing such actions and has filed motions to dismiss the claim as it relates to DMAG. The motions to dismiss were denied on October 30, 2016 and the claims were allowed to go forward by the court. A default judgment was entered against SPHC and DMAG. The matter was made moot as a result of the foreclosure and stock transfer resulting to the DePalo entities. (See above)

Item 3. Legal Proceedings

The Company is subject to the legal proceedings and claims discussed below, as well as certain other non-material legal proceedings and claims that have arisen in the ordinary course of business that are not described here.

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

On June 7, 2021, the Company submitted a further demand for arbitration to JAMS. This and all other matters were settled on July 14, 2021, with the Stephensons paying the Company approximately $900,000 under the Final Award and having the restrictive legends removed from their shares of the Company’s common stock, subject to resale under a leak-out agreement.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock and Warrants began trading on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW,” respectively on April 20, 2021. The initial public offering price was determined through negotiations between the Company and the underwriters. Among the factors considered in making such determination are the prevailing market conditions, the Company’s financial and operating history and condition, its prospects and the prospects for the industry in general, the management of the Company and the market prices of securities for similar businesses to that of the Company. Our common stock had been quoted through various over-the-counter quotation systems at various times since our inception; however, has not been quoted for several years.

As of September 22, 2021, 43,572,950 shares of common stock were issued and outstanding, which were held of record by 520 stockholders.

Dividends

The Company has not paid any cash dividends on its common stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases made during the fourth quarter of the issuer’s fiscal year.

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of June 30, 2021. See Item 11 - “Executive Compensation”.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,377,222	$1.10		-
Equity compensation plans not approved by security holders		-	(2)	264,500
Total	3,377,222	$1.10		264,500

(1) Our 2015 Employee, Director and Consultant Equity Incentive Plan was adopted on June 13, 2017.  Includes vested and unvested options.  Does not include warrants issued to Directors.

(2) Shares have not been issued and price would be based on the then prevailing price for options.

Use of Proceeds

The Company’s registration statement on Form S-1 (Nos. 333-255328 and 333-255353) was declared effective by the SEC on April 19, 2021. The offering commenced on April 19, 2021 and was completed on April 22, 2021. The Company’s co-managing underwriters were Kingswood Capital Markets (n/k/a E.F. Hutton), a division of Benchmarks Investments, Inc., and Westpark Capital, Inc.

The Company registered and sold 5,783,133 shares of Common Stock and Warrants to purchase 5,783,133 shares of Common Stock, at an initial public offering price of $4.15 per share and accompanying warrant. The Company sold shares and warrants for gross proceeds of $24,000,002.

The Company paid estimated offering expenses of $3,298,000, consisting of $1,920,000 of underwriting discounts and commissions, a 1% non-accountable expense allowance ($240,000) and other expenses including legal and accounting of approximately $1,138,000. Payments of approximately $3,616,000 were made to directors, officers and ten (10%) percent or greater shareholders and to affiliates of its issuer for deferred compensation, severance payments, bonuses, and taxes. The net proceeds to the Company after deducting total expenses set forth above were approximately $17,086,000.

From the effective date of the Registration Statements through September 1, 2021, the amount of net proceeds were used for: the acquisition of Redeeem LLC ($1,380,000); repayment of indebtedness (approximately $4,707,070), working capital and any other purpose for which at least five (5%) percent of total offering proceeds or $100,000 (whichever is less) has been used, including approximately $992,000 for legal expenses outside of the offering and $761,475 for deferred consultant fees and $1,666,660 of deferred compensation for officers, directors and employees.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this prospectus. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

OVERVIEW

Troika Media Group, Inc. was incorporated in Nevada in 2003. In October 2016, our secured lenders took control of the Company’s then operating subsidiaries which ceased operations and are included in discontinued operations. The Company is a transatlantic agency focusing on branding, digital marketing and performance media services, using actionable intelligence across all broadcast digital media and live experiences. On June 12, 2017, we commenced our current operations upon the merger with Troika Design Group, Inc., a strategic brand consultancy with deep expertise in entertainment media, sports, consumer goods and service brands. On June 29, 2018, we acquired all of the equity interests of Mission Culture LLC and Mission Media Holdings Limited, a company headquartered in London, with North American operations since 2009, as a brand experience and communications agency that specializes in consumer immersion through a cultural lens, via live experiences, brand partnerships, public relations and social and influencer engagement. On May 21, 2021, we acquired substantially all of the assets of Redeeem LLC, a peer-to-peer bitcoin and cryptocurrencies exchange founded in 2018.

The Impact of the Global COVID-19 Virus

In March 2020, the World Health Organization categorized the coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and the resulting public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and those of our clients. Businesses have adjusted, reduced, or suspended operating activities, which has negatively impacted the clients we service. We continue to believe our focus on our strategic strengths, including talent, our differentiated market strategy and the relevance of our services, including the longevity of our relationships, will continue to assist our Company as we navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted our results of operations, cash flows and financial position; however, the continued extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have implemented multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the UK and US markets with our Mission subsidiaries throughout the second quarter of calendar 2020 with much of the work force of the UK subsidiary on furlough, and with our Troika Design subsidiary furloughed as March 2020 progressed. Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of the first and second quarters of calendar 2021, we started to see business dramatically improve and expect greater improvement in our results in our next fiscal quarters. As cities have commenced openings with the improvement of vaccines distribution and infection rates declining, our client activities have doubled and there is a real optimism that the economic conditions are improving. Sports, Entertainment, Pharma clients are contracting our services across all entities at rates similar to 2019.

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we expect to experience a decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions. On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company intends to use to address any cash shortfalls that may result from the current pandemic. In February 2021, the Company obtained additional relief under the CARES Act in the form of a Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which will be used for payroll, healthcare benefits, and other applicable operating expenses. The Company believes we will substantially meet the conditions for forgiveness of this funding as well.

In the United Kingdom, as of April 1, 2020, Mission furloughed twenty-seven employees, saving £78,000 in April payroll, being made up of £55,000 of furlough monies from the government and £16,000 in associated payroll savings and applied for a 3-month rent holiday. In May 1, 2020, Mission put on furlough an additional 5 employees bringing the total to 32, alongside a 10% pay cut for all employees not furloughed, saving £111,000 in May payroll, being made up of £62,000 of furlough monies from the government, £33,000 of associated payroll savings and £16,000 in savings related to the pay cut. On April 1, 2020, Troika Design Group actioned a 15% salary reduction across the majority of the Los Angeles staff and furloughed one office manager for a total savings of $112,000 per month. Finally, certain members of the Company’s executive team deferred compensation temporarily. In August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The Company’s revenue has declined by $16.2 million from $40.8 million to $24.6 million in the fiscal years ending June 30, 2019 and 2020, respectively. Based on information provided by business unit leaders, the Company believes that approximately $13.0 million or 80.2% of the $16.2 million decrease in revenue is directly attributable to the COVID pandemic. Our revenues further declined by $8.4 million from $24.6 million to $16.2 million due to the COVID-19 pandemic in the years ended June 30, 2020 and 2021, respectively. The Company continues to quantify with its business leaders how much of this decline was related to the outbreak, however the Company believes that the decrease in revenue is substantially due to the pandemic.

See, Risk Factors Related to the COVID-19 Virus and Pandemic Response in General

RESULTS OF OPERATIONS

For the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020.

Our revenues for the fiscal years ended June 30, 2021 and 2020 were $16,192,000 and $24,613,000, respectively, a decrease of approximately $8,421,000 or 34.2%. This decrease is predominately due to the underperformance of both the UK and US subsidiaries of Mission-Media Holdings Limited as a result of the COVID pandemic and a prohibition on the staging of live-events which is their primary source of income. Of the $8,421,000 decrease in revenue, $7,705,000 or 91.5%, is attributable to Mission-Media Holdings Limited of which $2,737,000 and $4,968,000 relate to the UK and US subsidiary, respectively.

The costs of revenue exclusive of operating expenses for the years ended June 30, 2021 and 2020 were $7,504,000 and $11,636,000 respectively, a decrease of $4,132,000, or 35.5%. Directly correlated to the aforementioned reduction in revenue, the reduction in costs was driven primarily by the decrease in event production costs during the period due to the COVID pandemic and the prohibition of staging live-events. The gross profit margin for the years ended June 30, 2021 and 2020 increased to 53.7% from 52.7% due to a higher proportion of consulting fees being generated in the most recent period which have a higher gross profit margin in relation fees related from live events.

The operating costs for the fiscal years ended June 30, 2021 and 2020 were $27,671,000 and $33,260,000 respectively, a decrease of $5,589,000, or 16.8%. The driver of these cost savings was a $1,834,000 reduction on amortization costs related to intangibles, a $1,985,000 reduction in goodwill impairment expense, and a $1,867,000 reduction impairment expense relating to intangibles. This was offset by a $304,000 increase in professional fees primarily relating to legal fees associated with the Stephenson arbitration.

In the fiscal year ended June 30, 2021, the Company recognized $3,140,000 of income from government grant.  The funding was related to SBA-backed Paycheck Protection Program grants and received due to the ongoing COVID-19 pandemic.

In the fiscal year ended June 30, 2020, the Company identified $6,319,000 of liabilities from discontinued operations in relation to amounts owed by SignalPoint Corp. a previously wholly-owned subsidiary of the Company.

As a result of the foregoing, the Company incurred a Net Loss of $15,997,000 in the fiscal year ended June 30, 2021 as compared with $14,447,000 in the fiscal year ended June 30, 2020.

LIQUIDITY & CAPITAL RESOURCES

As of the fiscal year ended June 30, 2021, compared with the fiscal year ended June 30, 2020:

As of June 30, 2021, the Company has a working capital deficit of $(4,004,000) compared with a deficit of $(14,619,000) at June 30, 2020. The decrease in working capital deficit was the result of an increase of $486,000 in accounts receivable, an increase of $527,000 in prepaid expenses, a decrease of $1,385,000 in convertible note payables, and a $10,360,000 increase in cash primarily driven by the proceeds from the Company’s initial public offering in April 2021.  These decreases in working capital deficit were offset by an increase of $942,000 in contract liabilities and $1,089,000 in short term operating lease liabilities.

Net cash used in operating activities increased by $4,505,000 from $(2,333,000) to $(6,838,000) for the years ended June 30, 2020 and 2021 respectively. This increase was the result of $3,140,000 in gains from stimulus funding, a decrease of $1,985,000 in impairment of goodwill, a decrease of $1,867,000 in impairment of intangibles, a $1,834,000 decrease in the amortization of intangibles, and a $2,673,000 decrease in accounts receivable. This was offset by $2,565,000 increase in contract liabilities relating to revenue, a $1,471,000 increase in accounts payable, a $463,000 increase in operating lease liabilities, a $477,000 increase in long-term liabilities, and a decrease of $6,319,000 in gain from the derecognition of liabilities from discontinued operations.

Net cash used in investing activities increased by $1,436,000 from $(98,000) to $(1,534,000) for the fiscal years ended June 30, 2020 and 2021 respectively as a result of $1,376,000 in cash being paid for the Redeeem acquisition and an increase of $60,000 in purchases of fixed assets

Net cash provided by financing activities increased by $16,812,000 from $2,345,000 to $19,157,000 for the fiscal years ended June 30, 2020 and 2021, respectively. This increase was primarily the result of $20,702,000 in proceeds from the initial public offering net of offering costs.  This was offset by a decrease of $976,000 in proceeds from the sale of Series D preferred shares, a decrease of $900,000 in proceeds relating to convertible note payables, and a $2,448,000 increase in payments settling related party note payables.

During the fiscal year ended June 30, 2020, the Company sold: 97,500 shares of Series D Preferred Stock at $10.00 per share for gross proceeds of $976,000.

As a result of the forgoing, the Company had an increase in cash of $10,360,000 for the fiscal year ended June 30, 2021 Management’s plans to achieve operating profitability are as follows:

•	Enhancing creative solutions and recurring revenue delivered by the Company through data and technology acquisitions.

•	Increase Troika’s footprint in a major media markets, such as New York, Los Angeles and London through Mission’s operations.

•	Further the Company’s integration and business development strategy through potential acquisitions and increase revenues from existing customers.

•	Save costs in overhead through reduced headcount due to synergies achieved with Mission and with the potential acquisition targets.

•	Expand consulting services with existing Mission and Troika clients.

•	Increase Mission business development from Troika’s existing clientele.

Based on current management plans, the Company believes that the current cash on hand, anticipated cash from operations and proceeds from this equity financing is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.

RELATED PARTY TRANSACTIONS

Daniel Jankowski Loan to the Company:

On December 19, 2018, Daniel Jankowski (“Lender”) made a loan to the Company in the amount of $1,300,000 (“Loan”). The Loan had a maturity date of June 15, 2019 (provided the maturity date may be extended an additional six (6) month period on a rolling basis) and carried an interest rate of 5% per annum. As additional consideration for the Loan, the Lender, or his designee, was granted five-year warrants to purchase 66,667 shares of the common stock of the Company at $0.75 per share. As of July 2019, the Company and the Lender agreed to convert the Loan into equity of the Company which resulted in the Lender, or his designees, entitled to receive 1,733,333 shares of the common stock of the Company and the Company paid €100,000 ($133,000) of the accrued interest in cash to the Lender. Subsequent to making the Loan, Mr. Jankowski was appointed to the Board of the Company and in July 2020 the 1,733,333 shares were issued to Mr. Jankowski and his assignees.

Daniel Jankowski and Thomas Ochocki Loan to Mission Media Limited:

On January 27, 2019, Daniel Jankowski and Thomas Ochocki (collectively the “Lenders”) entered into a facility agreement with Mission-Media Limited (“MML”) in order to provide certain funds allowing MML to exit administration in the United Kingdom. Mr. Ochocki, as primary lender, provided MML up to 1,594,211 GBP ($2,227,000) and Mr. Jankowski provided up to 992,895 GBP ($1,373,000). Mr. Ochocki was a member of the Board of the Company and subsequent to the loan, Mr. Jankowski was appointed to the Board. Both Lenders were appointed to the Board of Mission Media Holdings Limited. The loan had a repayment date of January 2022 and an interest rate of 0%. In April 2021, the balance of $2,227,000 was paid in full. Imputed interest of $3,000 and $40,000 were recorded for this facility agreement in the fiscal years ending June 30, 2021 and 2020, respectively.

Note Payables to Daniel Pappalardo and the Estate of Sally Pappalardo

As of June 30, 2021 and 2020, the Company owed the founder and CEO of Troika Design Group, Inc. Dan Pappalardo approximately $200,000 and $217,000, respectively. In April 2021, the Company paid $17,000 to Dan Pappalardo representing the miscellaneous expense reimbursements. As of June 30, 2021 and 2020, the Company also owed the estate of his mother Sally Pappalardo $0 and $235,000, respectively. The loans were due and payable on demand and accrue interest at 10.0% per annum. In April 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

We have operating lease commitments and the following table summarizes these commitments at June 30, 2021:

Twelve Month Period Ending June 30,	Amount
2022	$3,146,000
2023	1,724,000
2024	1,739,000
2025	1,518,000
2026	1,077,000
Thereafter	455,000
$9,659,000

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

Revenue recognition: The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes primarily four revenue streams and they are retainer fees, project fees, reimbursement income, and fee income.

Retainer fees are non-refundable fixed amounts being received from a client often on a recurring basis and the performance obligation is the staff being available to provide consultation services. Consulting engagements do not incur a significant amount of direct costs however any costs are recognized as incurred. Consulting fees are recognized evenly throughout the term of the agreement.

Project fees are associated with the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product as well as the Company’s margin. As per ASC 606-10-25-31, the Company recognizes project fees over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. Revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of inputs is the costs consumed by a project in relation to its total anticipated costs. As part of the close process the Company compiles a preliminary percentage of completion (POC) for each project which is the ratio of incurred costs to date in relation to the anticipated costs from the production team’s approved budgets. The POC ratio is then applied to the contracted revenue and the pro-rated revenue is then recognized accordingly.

Reimbursement income represents compensation relating to the out-of-pocket costs associated with a staging of a live event. As per 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors and is liable for any overages, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net.

Fee income represents the Company’s margin on the staging of a live event, is negotiated with the client prior and fixed. Based on ASC 606, the Company’s progress in satisfying the performance obligation in a contract is difficult to determine so as a result the fee income is only recognized at the conclusion of a project. Only upon confirmation the Company has performed all its contractual obligations as per the contract does the Company record fee income.

Goodwill: Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at June 30 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. A goodwill impairment charge of $1,985,000 was recorded as a result of the Company’s annual impairment assessment on June 30, 2020. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is June 30.

None of the goodwill is deductible for income tax purposes

Intangible: Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the fiscal year ended June 30, 2021, the Company recorded $0 in impairment expense related to intangibles.

Contract Assets: The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs: Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2021 and 2020.

Contract Liabilities - Deferred Revenue: The Company’s contract liabilities consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

Advertising: The Company generally expenses marketing and advertising costs as incurred. During the years ended June 30, 2021 and 2020, the Company incurred $0 and $12,000, respectively, on marketing, trade shows and advertising.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

Beneficial Conversion Feature: The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options, Emerging Issues Task Force (“EITF”) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No 98-5 To Certain Convertible Instruments. The Beneficial Conversion Feature (“BCF”) of a convertible note is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued and also records the estimated fair value of any warrants issued with those convertible notes. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Stock-Based Compensation: The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, the Company has adopted ASC 2018-07, Improvements to Nonemployee Share-Based Payment Accounting which expands on the scope of ASC 718 to include share-based payment transactions for acquiring services from non-employees and requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or the fair value of the services at the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Foreign Currency Translation: The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars for all entities other than Mission Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling (GBP). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into U.S. Dollars at balance sheet date, stockholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended June 30, 2021 closing rate at 1.382800 US$: GBP, yearly average rate at 1.346692 US$: GBP, for the year ended June 30, 2020 closing rate at 1.238900 US$: GBP, yearly average rate at 1.262367 US$: GBP.

Income Taxes: The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

This item appears in a separate section following Item 14.

Item 9. Change in and Disagreements with Accountants and Financial Disclosure. None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

☐	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;
☐

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting were not effective as of June 30, 2021.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses as of June 30, 2021 include insufficient accounting staff to ensure segregation of duties and the implementation of internal controls as well as a lack of a company-wide accounting system to improve the Company’s review process.  The Company is in the process of hiring additional accounting staff as well as implementation of a consolidated accounting system in the near future.

Remediation of Deficiencies and Material Weaknesses

We are unable to remedy all material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

We have put systems in place to deal with the revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company, written confirmation that goods or services have been delivered. The collectability aspect of revenue recognition will be met when we establish a collection history with our customers.

Preventive controls: segregation of duties on main areas such as payroll, fixed assets, inventory and IT controls.

Detective controls: reconciliations on main areas such as payroll, fixed assets, inventory, Accounts payable, Accounts receivable, as well as, physical counts of inventory are performed on a monthly/quarterly/annual basis according to the risk the company is exposed.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers, senior management and directors as of the date of this prospectus. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the Board of Directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Executive Officers and Directors

Name	Age	Position

Robert B. Machinist	68	Chief Executive Officer and Chairman

Christopher Broderick	60	Chief Operating Officer and Chief Financial Officer

Kevin Dundas	58	Chief Executive Officer of Mission

Daniel Pappalardo	59	President of Troika Design Group and Director

Kyle Hill	34	President of Troika IO

Michael Tenore	44	General Counsel and Secretary

Jeff Kurtz	51	Director

Thomas Ochocki	44	Director

Daniel Jankowski	45	Director

Martin Pompadur	87	Director

Robert B. Machinist was elected Chief Executive Officer and Chairman of the Board of the Company in March 2018. Robert B. Machinist has extensive experience both as a principal investor/operator in a broad range of businesses as well as an owner-operator of diversified investment banking operations. He is currently the CEO of Troika Media Group and is also Vice Chairman of Pyrolyx A.G. (S26.DU), the first environmentally friendly and sustainable method of recovering high-grade carbon black from end-of-life-tires. Most recently he has been Chairman and an original founding Board member of CIFC Corp. (Nasdaq: CIFC), a publicly listed credit manager with over $14.0 Billion of assets under management, which was sold in December of 2016. In addition, he has been Chairman, Board of Advisors of MESA, a merchant bank specializing in media and entertainment industry transactions, which was sold to Houlihan Lokey in 2016. He has also been a partner of Columbus Nova, a leading private investment fund. He runs a private family investment company whose activities range from The Collectors Car Garage to a number of real estate development businesses.

From December 1998 until 2002, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. He was responsible for mergers and acquisitions as well as all private placement activities for the Bank of New York. During his tenure there, he was a member of the Bank’s Commitment Committee, and a member of the BNY Capital Markets, Inc. Board of Directors. In addition, he was responsible for coordinating the bank’s direct investment activities with that of the investment banking functions of the institution, including interaction with numerous investment funds for which the bank was a principal investor.

From January 1986 through November 1998, Mr. Machinist was president and one of the principal founders of Patricof & Co. Capital Corp. and its successor companies. Under his auspices, Patricof & Co. developed from its diversified venture capital and investment banking operations to a multinational investment banking business. Founded in New York, Mr. Machinist helped to expand the Patricof base of operations to include offices in New York, London, Paris, Zurich, Madrid, Munich, San Francisco and Philadelphia, and with correspondent arrangements and partner firms in Brazil, Japan and Finland. He was responsible for and was one of the principal capital backers of the development of this firm and its attendant investment banking business. Mr. Machinist was, and continues to be, a general partner of the historic domestic Patricof investment funds and is a special general partner of several of the international Apax Funds. Mr. Machinist engineered the sale of Patricof & Co. Capital Corp. to the Bank of New York in November 1998.

For the period December 1980 to January 1986, Mr. Machinist was managing director and co-CEO of Midland Capital Corporation, a publicly listed diversified small business investment company, with holdings in aerospace, defense, energy and financial services. Prior to joining Midland Capital, Mr. Machinist was a managing director in mergers and acquisitions of Wertheim & Company. He left Wertheim to acquire Midland Capital Corporation, a client of Wertheim. Prior to that Mr. Machinist worked in the Corporate Finance Departments of Loeb Rhodes & Company and Lehman Brothers.

He is currently Vice-Chairman of the Maimonides Medical Center, serves on its Board of Directors, is Chairman of its Investment Committee and a member of its various other Board of Overseers for the Albert Einstein College of Medicine.

Most recently, he has been Chairman of the American Committee for the Weizmann Institute of Science as well as a member of its Board of Directors and presently serves on its International Board of Governors and its Executive Committee. He has been a trustee and Vice Chairman of Vassar College, a member of its Executive Committee, and one of three trustees responsible for managing the College’s Endowment.

He is currently a member of the Board of Directors, CEO and will be the Chairman of the audit committee of Troika Media Group, and is a board member of Monster Digital, Inc (NASDAQ) as well as a board member of Parachute Health, LLC.

He has been a member of the Board of Directors of United Pacific Industries, a publicly listed Hong Kong company as well as Chairman of its Audit Committee and served on its Compensation, Nominating and Corporate Governance Committees. He has also been a Board member of Centre Pacific LLC. Previously, Mr. Machinist was Non-Executive Chairman of New Motion, Inc. (NASDAQ:NWMO), a member of its Board of Directors and its Audit and Compensation Committees, DOBI Medical International, Inc., Jamie Marketing Services, Inc., Doctor Leonard’s Healthcare Direct, and Ringier America, among other Executive Boards.

Mr. Machinist earned a Bachelor of Arts in Philosophy and Chemistry from Vassar College in Poughkeepsie, New York. He undertook graduate work in biochemistry at the Weizmann Institute of Science in Rehovot, Israel. He is married to Diane Nabatoff, a film and television producer, has four children, ages 25 through 37; and is known for his work as a philanthropist. In his spare time, he pursues a variety of interests, including motor sports, fly fishing and skiing.

The Company believes that Mr. Machinist’s broad entrepreneurial, financial and business expertise and his experience with growth companies and his role as Chief Executive Officer give him the qualifications and skills to serve as Chairman of the Board.

Christopher Broderick was elected Chief Operating Officer and a Director of the Company on March 27, 2015 and President on July 8, 2016. He resigned from all positions on October 21, 2016. He was reelected Chief Operating Officer and Interim Chief Financial Officer on July 11, 2017. He had served as Chief Operating Officer of SPHC since October 17, 2012. Mr. Broderick has 30 years of experience in the telecommunications industry and is responsible for the Company’s domestic network operations of wired and wireless topologies, supporting voice, data, internet products and services. He was also the operational leader for the development and build-out of SPHC’s continued network expansion. Prior to joining SPHC Mr. Broderick served as Senior Director of Business Client Services for FairPoint Communications from 2008 to 2011. Mr. Broderick was responsible for Retail Business segment, outside sales support, billing, and SMB sales across Northern New England. Previously, Mr. Broderick served as Chief Operating Officer and Vice President of Operations at IntelliSpace and Wave2Wave from February 2000 to January 2008. Mr. Broderick was responsible for the design, implementation and day-to-day U.S. and U.K. operations of the company.

Mr. Broderick spent the majority of his career at New York Telephone, NYNEX, and Bell Atlantic where he was highly successful in the management of all facets of the telephone company’s Field Operations, Central Offices and outside plant facilities in New York City business districts. He also led sales and support “mega” call-center operations, for complex business accounts. In addition to his technical background, Mr. Broderick has an extensive education in quality process management, systems efficiency and design. He has utilized his extensive background to help build SPHC into one of the most reliable “Converged Networks” in the USA. The Company determined that Mr. Broderick’s 30 years of particular knowledge and experience in the telecommunications industry, and his position with SPHC, strengthens the Board’s collective qualifications, skills and experience.

Kevin Dundas was elected Chief Executive Officer of Mission in September 2017. Mr. Dundas has over twenty years’ experience in advertising in both strategic planning roles and general management, including global experience with extensive periods spent in the United States and Europe. Mr. Dundas has ten years’ experience in Interim CEO roles in both restructuring of established organizations and clean sheet startups. Previously, Mr. Dundas has held various roles at Saatchi & Saatchi (1999 – 2006) and with FCB Advertising, San Francisco, USA (1995 – 1999).Named one of Time Magazine’s World Beaters in Global business, 2005 and named one of Debrett’s 500 most influential people in the UK, 2014, he has been recognized with several awards, including Saatchi & Saatchi Cannes Agency of the year 2004, FCB USA Agency of the year 2002, BAFTA for Fosters Lager and an EMMY for Levi’s Strauss & Co.

Daniel Pappalardo, President of Troika and a director, was Troika’s founder in 2001 and Chief Executive Officer of Troika Design Group, Inc. prior to its merger with the Company and has maintained that position following the June 13, 2017 merger with the Company. He has more than 25 years of media and entertainment experience as a designer, creative director and business owner. He has created some of the most recognizable brands in the world. Mr. Pappalardo holds a BFA in Communication Design from Rochester Institute of Technology (RIT).

The Company believes that Mr. Pappalardo’s financial and business expertise and his experience with media companies and his role as President of Troika Design Group give him the qualifications and skills to serve as a Director.

Kyle Hill was elected President of Troika IO upon the completion of the Redeeem Acquisition. Kyle is the founder and CEO of Redeeem, a peer-to-peer bitcoin and other cryptocurrencies exchange launched in 2018. He has over ten years of experience building disruptive tech companies across multiple industries, such as senior home care, bar and nightclub industry, point-of-sale systems, health and wellness, and bitcoin and cryptocurrencies.

From May 2013 to June 2018, Kyle was CEO of HomeHero, one of the largest providers of non-medical home care in California. HomeHero raised $23 million and provided over 1 million hours of home care to thousands of families before being acquired in 2018 in a private sale. HomeHero relaunched as "Family Directed" in 2019 to provide fast, safe and transparent home care services to seniors nationwide. In 2016, Mr. Hill gave a TED Talk on healthcare innovation and was named to Forbes “30 Under 30” list in Healthcare and LA Business Journal's "20 in their 20s". Hill graduated with a BA in Economics from Pomona College and was nominated to the Alumni Board at Pomona College in 2019. He worked as an equity analyst at Robert W. Baird & Co for over five years before moving to San Francisco to become an entrepreneur. He is an avid soccer player, triathlete, scuba diver, chess player, and volunteer for the Muscular Dystrophy Association. Troika retained all five employees of Redeeem with Kyle Hill, who bring to Troika over 15 years of combined experience in blockchain (five years), decentralized applications (dapps), interactive games, NFTs and other emerging Web 3.0 protocols, as well as five advisors in the acquisition.

Michael Tenore was first appointed General Counsel, and Vice President of Regulatory Affairs for the Company in March 2015. In July 2017, Mr. Tenore was elected Corporate Secretary. Prior to joining the Company in March 2015 upon the merger with SPHC, he held various legal and regulatory positions, including General Counsel, at RNK, Inc. a regional telecommunications carrier. Mr. Tenore is a member of the adjunct staff of Suffolk University Law School and belongs to the Federal Communications Bar Association and the Association of Corporate Counsel. Mr. Tenore received his B.A. in Communications from Emerson College and his J.D. from Suffolk University Law School both degrees with Latin Honors. Mr. Tenore has been on the Board of Directors for youth hockey and charitable organizations for the past 10 years.

Jeff Kurtz has served on the Board of Directors since September 2017. He is the President of The Kamson Corporation which currently owns and operates 83 investment properties in the Northeast. Currently, he oversees extensive rehabilitation projects among the 83 projects and is presently involved in several building projects consisting of multifamily apartments, hi-rise buildings, and mixed-use properties which have retail and apartment components. In the past, Mr. Kurtz has built multifamily units for sale along with other building projects. Mr. Kurtz personally owns or is a general partner and/or manages, through the Kamson Corporation, a New Jersey corporation, 14,000+ apartments, in addition to office buildings and shopping centers. A graduate of the University of Miami, Mr. Kurtz is a member of the 1987 National Championship Football Team at the University of Miami. He continues as an active member of the university alumni. For the past 12 years, Mr. Kurtz has been on the Board of the Hope & Heroes Children’s Cancer Fund golf event and chairs this outing each year.

The Company believes that Mr. Kurtz’s broad entrepreneurial, financial and business expertise and his experience give him the qualifications and skills to serve as a Director.

Thomas Ochocki has served on the Board of Directors since 2018. He is serving on the Board of Directors representing the Coates families’ equity interest, and has over 20 years of experience in stock brokering, private equity and investment banking in the United Kingdom. He is currently Chief Executive Officer and majority stockholder of Union Investment Management Ltd., whose history dates back to The Union Discount Company of London (est. 1885). An Old Cholmeleian of Highgate School, Mr. Ochocki read Psychology & Computer Science at Liverpool University prior to working with Sony Interactive Entertainment on the PlayStation launch titles. He went on to manage and facilitate the development of over 50 published video games before switching to his predominant career in the capital markets.

The Company believes that Mr. Ochocki’s broad entrepreneurial, financial and business expertise and his experience with markets in the United Kingdom and interactive entertainment give him the qualifications and skills to serve as a Director.

Daniel Jankowski was elected to the Board of Directors on March 27, 2019 serving as a representative of Union Investment Management. Mr. Jankowski read Economics (MA) at Edinburgh University before trading international debt in London for ING Barings Bank. Since 2002 Mr. Jankowski has founded successful businesses dealing with large multinational companies and international development agencies, including the US government. Mr. Jankowski joins the Board as a proven global entrepreneur.

The Company believes that Mr. Jankowski’s broad entrepreneurial, financial and business expertise and his experience with international markets and government agencies give him the qualifications and skills to serve as a Director.

Martin Pompadur was elected to the Board of Directors in April 2021 upon the listing on the Nasdaq Capital Market. Mr. Pompadur is a private investor, senior advisor, consultant and Board member after a long career as a senior executive in media and entertainment. Mr. Pompadur began his career as a practicing attorney in Stamford, Connecticut in 1958 and entered the media field when in 1960, he joined American Broadcasting Companies, Inc. (ABC, Inc.). He remained at ABC, Inc. for seventeen (17) years, culminating with his becoming the youngest person ever appointed a member of the ABC, Inc. Board of Directors. While at ABC, Inc., Mr. Pompadur held the positions of General Manager of the Television Network; Vice President of the Broadcast Division, which included the radio and television networks, the radio and television stations, news, sports and engineering; President of the Leisure Activities Group, which included Magazine Publishing, Records, Music Publishing, Motion Picture Theaters, Record and Tape distribution, and Motion Picture Production; and Vice President of ABC, Inc.

In 1977, Mr. Pompadur became President of Ziff Corporation, a position he held until 1982. Ziff Corporation was then the holding company for both Ziff-Davis Publishing Company, one of the world’s largest publishers of business publications and consumer special interest magazines, and Ziff-Davis Broadcasting Company, which operated six (6) network affiliated television stations. From 1982 until April 2007, Mr. Pompadur was Chairman and Chief Executive Officer of RP Companies’ various private and public limited partnerships (include two public limited partnerships with Merrill Lynch), which operated twelve (12) television stations, twenty-five (25) radio stations and numerous cable television systems totaling 500,000 subscribers.

In 1985, Mr. Pompadur, as advisor to News Corporation, helped acquire for News Corporation the Metromedia television station group and wrote the business plan for the start-up of the Fox Television Network. In June 1998, Mr. Pompadur became Executive Vice President of News Corporation, President of News Corporation Eastern and Central Europe, and a member of News Corporation’s Executive Management Committee. In January 2000, Mr. Pompadur was appointed Chairman of News Corporation Europe. In his decade with News Corporation, he was instrumental in negotiating the merger of Stream and Telepiu to create Sky Italia in Italy, now of the world’s most successful Pay-TV businesses, and in creating and managing three (3) successful businesses: a television station group in several emerging countries; a radio station group in Russia and Bulgaria; and News Outdoor, the leading outdoor advertising company in Russia and other emerging countries.

In November 2008, Mr. Pompadur stepped down as a full-time employee of News Corporation to pursue other business interests. He then became a senior advisor to Oliver Wyman, consulting primarily in the Middle East. Mr. Pompadur also became global vice chairman media and entertainment for Macquarie Capital.

Mr. Pompadur is a board member of two public companies: Nexstar Broadcasting Group and Truli Media Group. Previously, he was a board member of many public and private companies including Imax Corporation, ABC, Inc., BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International and Elong.

Mr. Pompadur graduated from Williams College in 1955 with a BA degree and from the University of Michigan Law School in 1958 with an LLB degree. The Company believes that Mr. Pompadur’s broad entrepreneurial, financial and business experience in television, media and entertainment gives him the qualifications and skills to serve as a Director.

Senior Management

Set forth below is certain background and biographical information concerning our Senior Management.

Name	Age	Position
Matthew Craig	41	Senior Vice President
Ann Epstein	61	Head of Studio, Troika Design

Matthew Craig, CPA, has been a Financial Consultant and Senior Vice President as an independent contractor to the Company after serving as Chief Financial Officer from January 9, 2019 until January 2020. Mr. Craig is an executive with 16 years finance experience, 13 of which were spent in the media/ entertainment industry. Prior to joining Troika, he was North American CFO of TLA Worldwide which was publicly traded sports & entertainment agency. Prior to TLA, Mr. Craig worked for two years at Walt Disney Studios as Director of Analysis & Accounting overseeing their live events group which included primarily their theatre production business. Previously Mr. Craig was also Director of Finance & Controller for ten years at the leading sports and entertainment agency, Endeavor (formerly International Management Group (“IMG”)). In his role at IMG, Mr. Craig supervised the reporting of all North American Media properties including entertainment, archive, digital, licensing, consulting, international distribution, post production facilities and various acquisitions. In January of 2020, Mr. Craig resigned as CFO and became the financial consultant for the Company.

Ann Epstein joined the Company as head of Studio, Troika Design on March 26, 2018. Prior thereto, she had over 25 years of experience in the areas of global brand development, digital marketing, promotion, branded content creation, strategy, team building, and organizational management. Having served as chief disrupter at Ignite IE, and as Senior Vice President and Creative Director for E! Networks, she is a recognized change-maker. Ann is currently a member of the Academy of Television Arts & Sciences and has served on the Board of PromaxBDA. She holds a Bachelor in Fine Arts in Communication Design from the Parsons School of Design – The New School.

Board Composition

Our amended and restated bylaws provide that the number of directors shall be fixed from time to time by our Board of Directors. One director is currently fixed by our Board of Directors. Vacancies occurring on the Board of Directors may be filled by the vote or written consent of a majority of our stockholders or our directors. Six directors are currently serving.

Director Independence

We have reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Jeff Kurtz and Martin Pompadur, two of our six directors will be “independent directors” as defined by the Nasdaq Capital Market. Under Nasdaq Capital Market rules, a company listing in connection with its initial public offering shall have twelve (12) months from the date of listing to comply with the majority independent board requirement of Rule 5605(b).

Committees of our Board of Directors

Our Board of Directors has an audit committee, a compensation committee and a nominating and governance committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is initially comprised of Jeff Kurtz and Martin Pompadur. Martin Pompadur will qualify as an “audit committee financial expert” for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the applicable Nasdaq Capital Market rules, a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent audit committee requirements on the same schedule as it is permitted to phase in its compliance with the independent audit committee requirement pursuant to Rule 10A-3 under the Exchange Act. Pursuant to Rule 10A-3, a newly listed company must have (1) one independent member at the time of listing; (2) a majority of independent members within 90 days of listing; and (3) all independent members within one year of listing. All of the anticipated members of the audit committee will qualify as independent under Rule 10A-3. Our audit committee will be authorized to:

•	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

•	resolve any disagreements between management and the auditor regarding financial reporting;

•	pre-approve all auditing and non-audit services;

•	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

•	seek any information it requires from employees-all of whom are directed to cooperate with the audit committee’s requests-or external parties;

•	meet with our officers, external auditors, or outside counsel, as necessary; and

•	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

Compensation Committee. Our compensation committee is initially comprised of Jeff Kurtz and Martin Pompadur and is authorized to:

•	discharge the responsibilities of the Board of Directors relating to compensation of our directors, executive officers and key employees;

•	assist the Board of Directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans; and

•	oversee the annual process of evaluation of the performance of our management; and

•	perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.

Nominating and Governance Committee. Our nominating and governance committee is initially comprised Jeff Kurtz and Martin Pompadur is authorized to:

•	assist the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders;

•	lead the Board of Directors in its annual review of its performance;

•	recommend to the Board of Directors nominees for each committee of the Board of Directors; and

•	develop and recommend to the Board of Directors corporate governance guidelines applicable to us.

Executive Sessions

The Company intends to hold regularly scheduled Board meetings at which only independent directors will be present, as required by Nasdaq corporate governance rules.

Compensation Committee Interlocks and Insider Participation

Our compensation committee will initially be comprised of Jeff Kurtz and Martin Pompadur. No member of our compensation committee will have at any time been an employee of ours. None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Code of Ethics

We have adopted a Code of Ethics for our principal executive officers, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code concerns conflicts of interest and compliance with laws, rules and regulations of federal, state and local governments, foreign governments and other appropriate private and public regulatory agencies that govern our business. A copy of our Code of Ethics is filed as an exhibit to this Registration Statement.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The primary objectives of the Board of Directors with respect to executive compensation is to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability and increase stockholder value and to reward superior performance and contributions to the achievement of corporate objectives. The focus of our executive pay strategy is to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Company will develop and maintain a compensation plan that ties a substantial portion of executives’ overall compensation to the Company’s sales, operational, and regulatory performance. Because we believe that the performance of every employee is important to our success, we will be mindful of the effect our executive compensation and incentive program has on all of our employees.

Our compensation plan is designed to attract and retain the best possible talent, and we recognize that different elements of compensation are more or less valuable depending on the individual. For this reason, we offer a broad range of compensation elements. We offer our executive team salaries that are competitive with the market, executive bonuses that are in line with our corporate goals, and dependent on measurable results, plus stock option plans designed to retain talent, promote a sense of company ownership, and tie corporate success to monetary rewards. Specifically, all management employed by the Company or one of its subsidiaries are entitled to participate in an equity incentive plan that will compensate management if certain financial performance and milestones are met. The Company reserves the right to increase the size of the plan as it deems necessary, at its sole discretion.

Base salaries for our executive officers are determined based on the scope of their job responsibilities, prior experience, and depth of their industry skills, education, and training. Compensation paid by industry competitors for similar positions, as well as market demand, also take into account. Base salaries are reviewed annually as part of our performance management program, whereby merit or equity adjustments may be made. Merit adjustments are based on the level of success in which individual and corporate performance goals have been met or exceeded. Equity adjustments may be made to ensure base salaries are competitive with the market and will be determined using benchmark survey data.

Our compensation structure is primarily comprised of base salary, annual performance bonus and stock options. In setting executive compensation, the Board of Directors will consider the aggregate compensation payable to an executive officer and the form of the compensation. The Board will seek to achieve an appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.

Relationship of Elements of Compensation

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Annual reviews will typically be delivered in February of each year.

Discretionary Annual Bonus. The compensation committee will have the authority to award discretionary annual bonuses to our executive officers and senior management and will set the terms and conditions of those bonuses and take all other actions necessary for the plan’s administration. These awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual.

Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer during the fiscal years ended June 30, 2021 and 2020, and (ii) the three (3) most highly compensated individuals; and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	*Bonus	Stock Awards	Stock Based Comp		Non-Equity Incentive Plan Comp	*Paid Deferred Comp Earnings (1)	All Other Comp	Total

Chris Broderick,	2021	$350,000	$137,500					$199,058		$686,558
COO & CFO (2)	2020	$350,000	$0							$350,000

Daniel Pappalardo,	2021	$347,288	$0					$211,570		$558,858
President & Director (3)	2020	$347,288	$0							$347,288

Kevin Dundas, CEO,	2021	$450,000	£0					£69,700		£519,700
Mission Media Limited (4)	2020	$450,000	£0							£450,000

Robert Machinist,	2021	$270,000	$100,000		$1,558,844	(6)		$158,553		$2,087,397
CEO & Chairman(5)	2020	$210,000	$0							$210,000

Matthew Craig, SVP Finance (7)	2021	$240,000	$50,000							$290,000
Corporate	2020	$225,000	$25,000							$250,000

Michael Tenore	2021	$200,000	$87,500							$287,500
General Counsel	2020	$200,000	$0							$200,000

Andrew Bressman,	2021	$481,500	$225,000					$378,837		$1,085,337
Advisor (8)	2020	$650,000	$0							$650,000

Jeff Kurtz	2021	$0	$0							$0
Director	2020	$0	$0							$0

Thomas Ochocki	2021	£105,000	£200,000					£25,000		£330,000
Director	2020	£162,500	£0							£162,500

Daniel Jankowski	2021	£105,000	£200,000					£25,000		£330,000
Director	2020	£148,252	£0							£148,252

Martin Pompadur	2021	$7,500	$0							$7,500
Director

____________

(1)	All bonuses and non-qualified deferred compensation earnings from prior years were paid to all officers and directors in the fourth quarter of fiscal 2021.

(2)	Mr. Broderick has served as Chief Operating Officer of the Company since July 2017.

(3)	Mr. Pappalardo was elected President of Troika Design Group Inc., the Company’s wholly owned subsidiary, on June 12, 2017.

(4)	Mr. Dundas has been the CEO of Mission Media Limited since September 2017.

(5)	Mr. Machinist was elected Chief Executive Officer in March 2018.

(6)

On January 1, 2021, Mr. Machinist was awarded 500,000 warrants exercisable at $0.75 per share for six (6) years as executive compensation in fiscal 2020 and 2021 which had been forfeited by a former director.

(7)	Mr. Craig was elected Chief Financial Officer of the Company as of January 7, 2019 until January 2020 and is currently a Financial Consultant. He is being compensated at the rate of $225,000 per annum plus a guaranteed bonus of $50,000. On April 1, 2021, Mr. Craig was hired full-time as Sr. VP of Finance and is being compensated at an annual salary of $300,000.

(8)

Mr. Bressman was the Managing Director and Assistant to the CEO and Chairman of the Board since March 2015. Under the terms of his Separation Agreement described below, his Consultant Agreement with SAB Management LLC terminated without cause effectively immediately prior to the listing of the Company’s securities on the Nasdaq Capital Market.

Employment Agreements

Employment Agreement with Robert Machinist

On May 1, 2018, the Company entered into an Executive Employment Agreement with Robert Machinist, as Chief Executive Officer of the Company. The Agreement is for two (2) years with automatic renewals for additional one (1) year periods unless terminated by either party upon ninety (90) days prior written notice. Mr. Machinist was compensated at an annual base salary of $210,000.00. Effective April 1, 2021, Mr. Machinist’s base salary increased to $300,000 per annum. He is eligible for discretionary bonuses as determined by the Compensation Committee. Mr. Machinist was granted 333,333 warrants, vesting quarterly over 2 years. The termination provisions are substantially the same as those for Mr. Broderick below, except that upon termination for a reason other than cause, Mr. Machinist will be entitled to severance payments equal to twelve (12) months’ salary and $90,000 for the maintenance of an administrative assistant paid over 12 months. Following the listing of the Company’s securities on the Nasdaq Capital Market, Mr. Machinist was awarded a bonus of $100,000 by the Company’s Board of Directors.

Employment Agreement with Christopher Broderick

The Company entered into an Amended and Restated Executive Employment Agreement (dated February 15, 2017) with Christopher J. Broderick as of June 1, 2017 and amended on June 12, 2017 and June 5, 2018 to be its Chief Operating Officer and oversee the day-to-day operations and technical support organizations of the Company. The Agreement is for five (5) years with yearly automatic two (2) year extensions unless either party gives a non-renewal notice not less than ninety (90) days prior to the relevant anniversary of the commencement date. Mr. Broderick is being compensated at a base salary of $350,000 per year and is eligible for an annual discretionary bonus to be set by the Compensation Committee of the Board of Directors. Mr. Broderick will receive $37,500.00 in the event he assists in closing one or more corporate acquisitions each in the excess of $10,000,000. Mr. Broderick was granted options to purchase 800,000 shares of Common Stock, exercisable fifty (50%) percent on July 1, 2018 and fifty (50%) percent vesting on July 1, 2019, provided the closing price of the Company’s Common Stock is at least $0.45 per share at the time of vesting. His agreement provides for full participation in Company benefits plus a $1,000 net per month auto allowance.

Upon death or disability, Mr. Broderick, or his estate, shall receive all accrued compensation and any prorated bonus, and any equity that would have vested during the twenty-four (24) month period beginning on the date of death or disability shall immediately vest. If Mr. Broderick is terminated for Cause (as defined), or resigns without Good Reason (as defined), he shall receive accrued compensation and any vested equity. If he is terminated other than for Cause or he terminates for Good Reason, Mr. Broderick will receive accrued compensation, prorated bonus, payment for COBRA, twelve (12) months’ severance of his then annual base salary and reasonable outplacement services.

Upon a Change of Control (as defined), all of Mr. Broderick s non-vested equity shall immediately vest in full and, if he then terminates employment for Good Reason, he shall be entitled to one-year s severance of his annual base salary. Mr. Broderick is subject to a three (3) month non-compete and non-solicitation provision from termination of his employment anywhere in the United States. He is also covered under the Company s directors and officers liability insurance for up to one (1) year from termination of employment.

Employment Agreement with Daniel Pappalardo

On June 9, 2017, Troika Design Group, Inc., the Company’s wholly-owned subsidiary, entered into an Executive Employment Agreement with Daniel Pappalardo, as its President. The Agreement is for five (5) years with yearly automatic two-year extensions unless either party gives a non-renewal notice not less than ninety (90) days prior to the relevant anniversary date thereafter. Mr. Pappalardo is being compensated at an annual base salary of $347,287.92. He is eligible for a bonus under a Performance Bonus Plan to be implemented by the Company; a cash bonus based upon a profit-sharing plan, and a discretionary bonus determined by the Compensation Committee. Mr. Pappalardo was granted options to purchase 500,000 shares of Common Stock with fifty (50%) percent vesting on July 1, 2018 and fifty (50%) percent vesting on July 1, 2019. These options shall be fully vested and exercisable if he is terminated without Cause (as defined), by him for Good Reason (as defined) or as a result of death or disability. Mr. Pappalardo is entitled to all employee benefits plus a $1,000 per month auto allowance. The termination provisions are substantially the same as those above for Mr. Broderick, except: (a) Mr. Pappalardo shall participate in the Performance Bonus Plan until it expires and is entitled to reasonable outplacement services if he is terminated other than for Cause (as defined) or he terminates with Good Reason (as defined); and (b) his non-compete and non-solicitation period is for one (1) year in consideration of his sale of the business of the Company.

Employment Agreement with Michael Tenore

The Company entered into an Amended and Restated Executive Employment Agreement as of October 21, 2016 with Michael Tenore as General Counsel of the Company. The Term under the agreement was until December 31, 2019, however on the 2nd and subsequent anniversary dates of the agreement, the term was automatically extended for one year unless either party gives a non-renewal notice not less than 90 days prior to the anniversary date. Mr. Tenore’s base salary is $200,000 per year and he is eligible for an annual discretionary bonus to be set by the Compensation Committee of the Board of Directors.

Upon death or disability, Mr. Tenore or his estate, shall receive all accrued compensation and any prorated bonus, and any equity that would have vested during the twelve (12) month period beginning on the date of death or disability shall immediately vest. If Mr. Tenore is terminated for Cause (as defined) or resigns without Good Reason (as defined) Mr. Tenore will receive accrued compensation and any vested equity. If he is terminated other than for Cause or he terminates for Good Reason (as defined), Mr. Tenore will receive accrued compensation, prorated bonus, payment for COBRA, 12 months’ severance and reasonable outplacement services.

Upon a Change of Control, all of Mr. Tenore’s non-equity shall immediately vest in full and, if he terminates employment for Good Reason, he shall be entitled to one-year’s severance of his annual base salary. Mr. Tenore is subject to a six (6) month non-compete and non-solicitation provision from termination of employment anywhere in the United States. He is also covered under the Company’s directors’ and officers’ liability insurance. Mr. Tenore will receive a $37,500 bonus in the event he assists in closing one or more corporate acquisitions each in the amount in excess of $10,000,000.

Employment Agreement with Kyle Hill

On May 21, 2021, the Company’s wholly-owned Troika IO (f/k/a Redeeem Acquisitions Corp.) entered into a three-year employment agreement with Mr. Hill to serve as Redeeem’s President and as Head of Digital Assets of the Company. The employment agreement provides for an annual salary of $300,000 and a discretionary bonus for the term, subject to one-year extensions unless earlier terminated.

Separation Agreement with SAB Management, LLC

The Company entered into a Separation Agreement dated as of February 28, 2021 with SAB Management, LLC (“SAB”) and Andrew Bressman (“Bressman”). Under the terms of the Separation Agreement, Mr. Bressman’s consultancy with the Company under a Consultant Agreement dated as of June 1, 2017 terminated, without cause, effective immediately prior to the listing of the Company’s securities on the Nasdaq Capital Market in April 2021. The Consultant Agreement had provided for Mr. Bressman to be Managing Director and Assistant to the CEO and Chairman of the Board until December 31, 2024.

Upon the completion of the initial public offering, the Company paid Mr. Bressman (i) accrued and unpaid consulting fees, expenses and interest in the amount of $364,807.46 as of February 28, 2021, and (ii) one-half of the consulting fees owed under the Consultant Agreement in the amount of $1,291,833.33. The balance of Consultant’s fees under the Consultant Agreement in the amount of $1,291,833.33 shall be paid on a regular bi-weekly schedule through March 21, 2023. Provided the terms of the Bonus Provision in the Consultant Agreement are satisfied prior to the effective date of the Agreement, or will be reasonably fulfilled after such date, the Consultant shall be paid such bonus.

The Company agreed to include the shares of Common Stock underlying Mr. Bressman’s warrants exercisable on a cashless basis on any Registration Statement on Form S-8. Any shares of Common Stock issued upon exercise of Mr. Bressman’s warrants shall be voted under a voting agreement in accordance with the majority of votes cast on any matter.

Mr. Bressman shall be restricted from becoming a director, executive officer or a consultant to the Company or any of its subsidiaries while the Company’s securities are listed on the Nasdaq Capital Market. Mr. Bressman agreed that neither he nor any affiliate would purchase any shares from the Company or in secondary market transfers for three (3) years from the listing on the Nasdaq Capital Market. The Company agreed to fully indemnify Consultant from any claim by reason of the fact Mr. Bressman was a consultant, or a fiduciary of the Company. Mr. Bressman agreed to make himself available, without additional compensation, until December 31, 2022 to assist the Company concerning any matter associated with his consultancy.

Pension Benefits

Each of Troika Design Group and Mission Media has a 401(k) benefit plan.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Director Compensation

Our non-employee directors who have been granted warrants or options for their services during the last fiscal year ended June 30, 2021, described in the following table. No cash compensation has been paid to our directors.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Jankowski	305,000	(1)	-			-	25,000	-	330,000
Jeff Kurtz	30,000		-			-	-	-	30,000
Thomas Ochocki	305,000	(1)	-			-	25,000	-	330,000
Martin Pompadur	7,500		45,789	(2)		-	-	-	53,289

(1)	Consists of $105,000 of director’s fees for Fiscal 2021 and $200,000 of prepaid director’s fees for Fiscal 2022.
(2)	Mr. Pompadur was awarded options to purchase 20,000 shares exercisable at $0.75 per share.

Pay Ratio Disclosure

The Company became subject to the filing requirements during the fiscal year ended June 30, 2021 and is not required to provide this information until the filing of its Annual Report on Form 10-K for the fiscal year ending June 30, 2022.

Limitation of Officers’ and Directors’ Liability and Indemnification

Our Articles of Incorporation limits the liability of our directors and provides that our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for: (i) breach of a director’s duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) the unlawful payment of a dividend or an unlawful stock purchase or redemption, and (iv) any transaction from which a director derives an improper personal benefit. Our Articles of Incorporation also provides that we shall indemnify our directors to the fullest extent permitted under the Nevada Revised Statutes. In addition, our Bylaws provide that we shall indemnify our directors to the fullest extent authorized under the laws of the State of Nevada. Our Bylaws also provide that our Board of Directors shall have the power to indemnify any other person that is a party to an action, suit or proceeding by reason of the fact that the person is an officer or employee of our company.

Under Section 78.7502 of the Nevada Revised Statutes, we have the power to indemnify our directors, officers, employees or agents who are parties or threatened to be made parties to any threatened, pending or completed civil, criminal, administrative or investigative action, suit or proceeding (other than an action by or in the right of the Company) arising from that person’s role as our director, officer, employee or agent against expenses, including attorney’s fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person (a) acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful, and (b) is not liable pursuant to Nevada Revised Statutes Section 78.138, and performed his powers in good faith and with a view to the interests of the Corporation.

Under the Nevada Revised Statutes, we have the power to indemnify our directors, officers, employees and agents who are parties or threatened to be made parties to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in our favor arising from that person’s role as our director, officer, employee or agent against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person (a) acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests and (b) is not liable pursuant to Section 73.138 of the Nevada Revised Statutes.

These limitations of liability, indemnification and expense advancements may discourage a stockholder from bringing a lawsuit against directors for breach of their fiduciary duties. The provisions may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if settlement and damage awards against directors and officers pursuant to these limitations of liability and

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Insurance; The Registrant maintains directors and officer’s liability insurance, which covers directors and officers of the Registrant against certain claims or liabilities arising out of the performance of their duties.

(e) Compensation Committee Interlocks and Insider Participants. Jeff Kurtz and Martin Pompadur, independent directors, served as members of the Compensation Committee during the fiscal year ended June 30, 2021. Neither had any interlocking relationship and there was no inside participation.

Compensation Committee Report. The Compensation Committee consisting of Jeff Kurtz and Martin Pompadur has reviewed and discussed the Compensation Discussion and Analysis with Management. Based on the Compensation Committee’s review and discussions of this item, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10‑K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates beneficial ownership of our common stock as of September 27, 2021. The following table reflects the beneficial ownership of our common stock by the following persons:

•	By each person or entity known by us to beneficially own more than 5% of the outstanding shares of our equity securities;
•	By each of our executive officers, directors and Senior Management; and
•	By all of our executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Troika Media Group, Inc., 1715 N. Gower Street, Los Angeles, California 90028. Beneficial ownership is determined in accordance with the rules of the SEC and general includes voting or investment power with respect to securities. Shares of common stock subject to options (or other convertible securities) exercisable within 60 days after the date of this prospectus, are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

	Number of Shares of Common Stock
Name and Address of Beneficial Owner	Number		%
Executive Officers and Directors
Christopher Broderick	800,000	(2)	1.8%
Daniel Pappalardo	1,871,267	(3)	4.2%
Michael Tenore	333,333	(4)	*
Robert B. Machinist	1,166,667	(5)	3.7%
Kevin Dundas	266,667	(6)	*
Jeff Kurtz	333,333	(7)	*
Thomas Ochocki	1,456,100	(8)	3.3%
Daniel Jankowski	366,666	(9)	*
Martin Pompadur	20,000	(10)	*
Kyle Hill	2,771,926	(11)	6.4%
All executive officers and directors (10 persons)	9,385,959	(2)(3)(4)(5)(6) (7)(8)(9)(10)(11)	19.9%
5% or greater stockholders
Peter Coates and Family Brook Farm Newcastle Road Betchton, Sandboch Cheshire United Kingdom CW11 2TG	9,314,593	(12)	21.0%
Geoffrey Noel Bond Apt. 1, 5th Floor CG Casa 150 Sukhumvit SOI 22 Klongtoey Wattana Bangkok 10110, Thailand	2,640,000		6.0%
Davidoff Hutcher & Citron LLP as Escrow Agent for benefit of Stockholders of Pangaea Trading Partners LLC	2,792,361	(13)	6.4%

____________

*Less than 1% of the issued and outstanding shares of common stock.

(1)	Based on 43,572,950 shares of common stock issued and outstanding as of September 22, 2021.
(2)

These shares are issuable upon exercise of options granted to Mr. Broderick on June 12, 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018 and the remaining one-half (50%) vested on July 1, 2019.

(3)

Of these shares, 500,000 are issuable upon exercise of options granted to Mr. Pappalardo on June 12, 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018 and the remaining one-half (50%) vested on July 1, 2019. Included in the 1,371,267 shares of Common Stock received in connection with the June 2017 Troika Merger are 204,667 shares (10% of Merger consideration) held in escrow.

(4)

These shares are issuable upon exercise of options granted to Mr. Tenore in October 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018 and the remaining one-half (50%) vested on July 1, 2019.

(5)

On August 1, 2017, Robert Machinist was awarded warrants to purchase 166,667 shares of Common Stock exercisable at $0.75 per share and vesting in three equal installments over a three-year period from the date of grant. On May 1, 2018, in connection with his appointment as Chief Executive Officer of the Company, Robert Machinist was awarded warrants to purchase 166,667 shares of Common Stock immediately exercisable at $0.75 per share for five (5) years. He was awarded 166,667 warrants exercisable at $0.75 per share for five (5) years as executive compensation in each of fiscal 2018 and 2019. On January 1, 2021, Mr. Machinist was awarded 500,000 warrants exercisable at $0.75 per share for five (5) years as executive compensation for fiscal 2020 and 2021, which had been forfeited by a former director.

60

(6)

On March 14, 2019, Mr. Dundas was issued 266,667 warrants exercisable at a price of $1.50 per share in consideration for his services. 50% of the warrants vested on December 31, 2019, with the remainder vesting upon the uplisting of the Company’s securities.

(7)

These shares are issuable upon exercise of 66,667 warrants issued to Mr. Jeff Kurtz on June 16, 2017 upon his election to the Board of Directors. These warrants are exercisable at $0.75 per share and vest in equal installments over a two (2) year period from the date of grant. On May 1, 2018, Mr. Kurtz was issued an additional 200,000 five-year warrants exercisable at $0.75 per share commencing on May 1, 2019. Mr. Kurtz was issued an additional 66,667 warrants exercisable at $0.75 per share to bring his total allotment to 333,333 warrants, in line with other Board members.

(8)

These shares include 600,000 shares of common stock held by Mr. Ochocki and an aggregate of 643,333 shares held by Union Investment Management Ltd and Union Eight Ltd, affiliated entities of Mr. Ochocki. Also includes 160,667 shares issuable upon exercise of warrants held by Mr. Ochocki. Mr. Ochocki is serving on the Board of Directors representing the Coates’ families’ equity interest. See Footnote 12 below.

(9)

Mr. Jankowski is serving on the Board of Directors representing Union Investment Management, but his holdings do not include an aggregate of 643,333 shares described in footnote (8) above. Includes 33,333 shares of Common Stock issuable upon exercise of warrants issued for consulting services rendered by Dovetail Trading Ltd. and Union Investment Management and Union Eight Ltd., each of which Mr. Jankowski is a principal; and 66,667 shares of Common Stock issuable upon exercise of warrants issued as a Member of the Board of Directors.

(10)	Mr. Pompadur was granted 20,000 warrants to purchase common stock of the Company vesting 9 months from the date of issuance upon his joining the Board, exercisable for five years at $0.75 per share.
(11)	Pursuant to the terms of a look-up agreement dated May 21, 2021, 1,463,935 of these shares vest: one-third on May 21, 2022; one-third on May 21, 2023; and one-third on May 21, 2024.
(12)	Included in these shares are 385,185 shares of Common Stock held by Denise Coates, Mr. Coates’ adult daughter. Also includes 722,888 shares of Common Stock issuable upon issuance of Investor Warrants.
(13)

Shares of common stock previously owned by Mr. DePalo, who resigned from all positions with the Company as of March 27, 2015. These shares are held by the escrow agent, the law firm of Davidoff Hutcher & Citron LLP. for the benefit of the stockholders of Pangaea Trading Partners LLC, an unaffiliated Company.

Item 13. Certain Relationships and Related Person Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the fiscal year ended June 30, 2021 with our directors, executive officers and beneficial owners of more than five percent of our voting securities and their affiliates.

See “Executive Compensation” for the terms and conditions of employment agreements and senior management consulting agreements and options and warrants issued to officers, directors, consultants and senior management of the Company.

Daniel Jankowski and Thomas Ochocki

On January 24, 2019, Thomas Ochocki and Daniel Jankowski entered into a Facility Agreement with Mission-Media Limited (in administration). The lenders agreed to lend up to EU 2,587,106 (US$ 3,130,398). The loan matured on the third anniversary of the date of issuance unless in prior default.  In April 2021, the loan of $2,227,000 was paid in full.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Messrs. Ochocki and Jankowski have removed themselves from all deliberations and voting regarding the Company’s loans with them and Dovetail Trading Ltd., and they are not deemed to be independent directors under Nasdaq Capital Market rules.

Policy for Approval of Related Person Transactions

Pursuant to a written charter to be adopted by our proposed audit committee upon the consummation of the offering, the audit committee will be responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	our executive officers;
•	our directors;
•	the beneficial owners of more than five percent of our securities;
•	the immediate family members of any of the foregoing persons; and
•	any other persons whom our Board determines may be considered related persons.

For purposes of this policy, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or five percent beneficial owner.

In reviewing and approving such transactions, our audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chair of the audit committee in some circumstances. No related person transaction shall be entered into prior to the completion of these procedures.

Our audit committee or its chair, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, our best interest and our stockholders’ best interests, taking into account all available facts and circumstances as the committee or the chair determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of our audit committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Item 14. Principal Accountant Fees and Services.

The following table presents: estimated fees for professional audit services rendered by RBSM LLP for the audit of our annual financial statements and for other services for the fiscal years ended June 30, 2021 and 2020.

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
June 30, 2021
	$360,000	-	-	150,000
June 30, 2020
	$360,000	-	-	-

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees for the fiscal years ended June 30, 2021 and 2020 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Troika Media Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Troika Media Group, Inc. and Subsidiaries (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill

Description of the Matter:

As described in Note 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19.4 million as of June 30, 2021. The Company performs goodwill impairment testing annually as of June 30 or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. The Company estimates the fair value of each reporting unit based on a combination of an income approach, that utilizes discounted cash flows specific to each reporting unit, and a market approach, that considers guideline public company market multiples.

We identified the determination of the fair value of each reporting unit included in the Company’s annual goodwill impairment test as a critical audit matter. The key assumptions utilized by management in the determination of the fair value under the income approach include projected revenue growth rates, profit margins, operating expenses, terminal value and discount rates for each of the Company’s reporting units. The key assumptions utilized by management in the determination of the fair value under the market approach include the selection of guideline public companies utilized. Changes to these assumptions can have a significant impact on the fair value of each reporting unit. Auditing management’s valuation methods and assumptions utilized in estimating the fair value of the reporting units involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

How we addressed the Matter in our Audit:

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the design and operating effectiveness of controls relating to management’s goodwill impairment tests, including management’s review of the key assumptions and judgments used in determining the valuation methodology for the measurement of the fair value of each reporting unit.

•	Evaluating management’s ability to forecast cash flows and the reasonableness of management’s assumptions used to develop cash flow forecasts and projections by comparing them to prior period forecasts, historical operating performance, internal and external communications made by the Company, and forecasted information included in industry reports.

•	Testing the accuracy and completeness of the data used by management and external valuation specialist to develop its projections.

•	Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of each reporting unit including the weighting of the income and market approaches; (ii) assessing the underlying projections by comparing key assumptions to historical levels and guideline public companies; (iii) evaluating the reasonableness of assumptions used in the income and market approaches including discount rates, terminal values, present value factors, market multiples, and the control premium; and (iv) testing the mathematical accuracy of the Company’s calculations.

•	Reviewed the credentials of the valuation specialists and determined the validity of qualifications, objectivity, and experience.

Business Combinations

Description of the Matter:

As described in Note 2 to the consolidated financial statements, the Company completed an acquisition of Redeeem LLC for net consideration of $2.59 million in the year ended June 30, 2021. The Company accounted for this acquisition as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of developed technology of $0.52 million and tradename of $0.06 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How we addressed the Matter in our Audit:

•	We obtained an understanding, evaluated the design and the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included evaluating controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

•	To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, reading the underlying agreements, testing management’s application of the relevant accounting guidance, and involving a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

  /s/ RBSM LLP

  We have served as the Company’s auditor since 2014.

  Henderson, Nevada

  September 28, 2021

Troika Media Group, Inc. and Subsidiaries

Consolidated Balance Sheets

As of June 30,

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$12,066,000	$1,706,000
Accounts receivable, net	1,327,000	841,000
Prepaid expenses	670,000	143,000
Other assets - short term portion	1,000	1,000
Total current assets	14,064,000	2,691,000

Other assets - long term portion	626,000	615,000
Property and equipment, net	343,000	344,000
Operating lease right-of-use assets, net	6,887,000	8,297,000
Intangible assets, net	2,603,000	4,191,000
Goodwill	19,368,000	17,362,000
Total assets	$43,891,000	$33,500,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,363,000	$8,137,000
Convertible notes payable	50,000	1,435,000
Note payable - related party - short term portion	200,000	452,000
Due to related parties	41,000	-
Contract liabilities	5,973,000	5,031,000
Operating lease liability - short term portion	3,344,000	2,255,000
Derivative liabilities	13,000	-
Taxes payable	62,000	-
Stimulus loan program - short term portion	22,000	-
Total current liabilities	18,068,000	17,310,000

Long term liabilities:
Operating lease liability - long term portion	5,835,000	7,003,000
Note payable - related party – long term portion	-	1,975,000
Stimulus loan program – long term portion	547,000	-
Rental deposits	119,000	105,000
Other long-term liabilities	477,000	-
Liabilities of discontinued operations - long term portion	107,000	107,000

Total liabilities	25,153,000	26,500,000

Commitment and contingencies (Note 10 &11)	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, 720,000 shares issued and outstanding as of June 30, 2021 and 2020)	7,000	7,000
Series B Convertible Preferred Stock ($0.01 par value: 3,000,000 shares authorized, 0 and 2,495,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	-	25,000
Series C Convertible Preferred Stock ($0.01 par value: 1,200,000 shares authorized, 0 and 911,149 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	-	9,000
Series D Convertible Preferred Stock ($0.01 par value: 2,500,000 shares authorized, 0 and 1,979,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	-	20,000
Common stock, ($0.001 par value: 300,000,000 shares authorized, 39,496,588 and 15,454,623 shares issued and outstanding as of June 30, 2021 and 2020, respectively)	40,000	16,000
Additional paid-in-capital	204,788,000	176,262,000
Stock payable	1,210,000	1,300,000
Accumulated deficit	(186,889,000)	(170,892,000)
Accumulated Other comprehensive (loss) income	(418,000)	253,000
Total stockholders’ equity	18,738,000	7,000,000
Total liabilities and stockholders’ equity	$43,891,000	$33,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended June 30,

	2021	2020

Project revenues, net	$16,192,000	$24,613,000
Cost of revenues	7,504,000	11,636,000
Gross profit	8,688,000	12,977,000

Operating expenses:
Selling, general and administrative expenses	24,040,000	24,034,000
Professional fees	1,332,000	1,028,000
Depreciation expense	131,000	344,000
Amortization expense of intangibles	2,168,000	4,002,000
Goodwill impairment expense	-	1,985,000
Intangibles impairment expense	-	1,867,000
Total operating expenses	27,671,000	33,260,000
Loss from operations	(18,983,000)	(20,283,000)

Other income (expense):
Income from government grants	3,140,000	-
Amortization expense of note payable discount	(409,000)	(1,092,000)
Interest expense	(7,000)	(239,000)
Foreign exchange gain (loss)	(48,000)	11,000
Gain on early termination of operating lease	2,000	164,000
Gain on change in fair value of derivative liabilities	72,000	-
Other income	452,000	691,000
Other expenses	-	(18,000)
Total other income (expense)	3,202,000	(483,000)

Net loss from continuing operations before income tax	(15,781,000)	(20,766,000)
Income tax expense	(216,000)	-
Net loss from continuing operations after income tax	(15,997,000)	(20,766,000)

Net income from discontinued operations	-	6,319,000
Net loss	$(15,997,000)	$(14,447,000)
Foreign currency translation adjustment	(671,000)	203,000
Comprehensive loss	$(16,668,000)	$(14,244,000)

Earnings (loss) per share
Continuing operations - basic and diluted	$(1.03)	$(1.35)
Discontinued operations - basic	$-	$0.41
Net loss attributable to common stockholders - basic and diluted	$(1.03)	$(0.94)

Diluted earnings per share
Discontinued operations	$-	$0.16

Weighted average basic shares	15,544,032	15,423,655
Weighted average diluted shares	15,544,032	38,736,615

The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2021 and 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional			Accumulated other	Total
	$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.001 Par Value		Paid In	Stock	Accumulated	comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	Equity

BALANCE — July 1, 2019	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,881,500	$19,000	15,211,290	$15,000	$169,400,000	$1,743,000	$(156,445,000)	$50,000	$14,823,000
Sale of preferred stock - series D							97,500	1,000			975,000				976,000
Retirement of common stock									(416,667)	-	-				-
Issuance of common stock related to stock payable									660,000	1,000	442,000	(443,000)			-
Stock-based compensation on options											671,000				671,000
Stock-based compensation on warrants											3,593,000				3,593,000
Discount on convertible note payable											1,093,000				1,093,000
Warrants related to financing of convertible note payable											.47,000				47,000
Imputed interest on convertible note payable											41,000				41,000
Foreign currency translation gain														203,000	203,000
Net loss													(14,447,000)		(14,447,000)

BALANCE — June 30, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
BALANCE — July 1, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Sale of common stock in initial public offering, gross									5,783,133	6,000	23,994,000				24,000,000
Offering costs relating to initial public offering											(3,298,000)				(3,298,000)
Record stock payable relating to Redeeem acquisition											-	1,210,000			1,210,000

Record vested portion of deferred compensation relating to Redeeem											362,000				362,000
Conversion of preferred stock – series B upon up-listing			(2,495,000)	(25,000)					594,048	1,000	24,000				-
Conversion of preferred stock – series C upon up-listing					(911,149)	(9,000)			12,287,386	12,000	147,000				150,000
Conversion of preferred stock – series D upon up-listing							(1,979,000)	(20,000)	5,277,334	5,000	15,000				-
Cashless issuance of common stock related to the exercise of options									165,145	-	-				-
Cashless issuance of common stock related to the exercise of warrants									122,183	-	-				-
Cashless issuance of common stock related to convertible notes payables									746,069	1,000	1,749,000				1,750,000
Stock-based compensation on options											881,000				881,000
Stock -based compensation on warrants											3,176,000				3,176,000
Beneficial conversion features on convertible promissory notes											144,000				144,000
Retirement of common stock									(2,666,667)	(3,000)	3,000				-
Issuance of common stock related to stock payable									1,733,334	2,000	1,298,000	(1,300,000)			-
Warrants granted for convertible promissory notes											12,000				12,000
Imputed interest on convertible note payable											19,000				19,000
Foreign currency translation loss														(671,000)	(671,000)
Net loss													(15,997,000)		(15,997,000)

BALANCE — June 30, 2021	720,000	$7,000	-	$-	-	$-	-	$-	39,496,588	$40,000	$204,788,000	$1,210,000	$(186,889,000)	$(418,000)	$18,738,000

The accompanying notes are an integral part of the consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended June 30,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,997,000)	$(14,447,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,000	344,000
Amortization of intangibles	2,168,000	4,002,000
Amortization of right-of-use assets	1,112,000	1,857,000
Amortization of discount on convertible notes	-	1,092,000
Impairment of goodwill	-	1,985,000
Impairment of intangibles	-	1,867,000
Stock-based compensation on options	881,000	671,000
Stock-based compensation on warrants	3,176,000	3,593,000
Stock-based compensation relating to Redeeem acquisition	362,000	-
Warrants related to financing of convertible note payable	12,000	47,000
Imputed interest for note payable	19,000	41,000
Gain on early termination of operating lease	(2,000)	(164,000)
Gain on change in fair value of derivative liabilities	(72,000)	-
Discount on derivative liability	85,000	-
Income from government grants	(3,140,000)	-
(Reversal) provision for bad debt	(260,000)	397,000
Preferred shares converted to common stock	150,000	-
Beneficial conversion features on convertible promissory notes	144,000	-
Tax provision on income	216,000	-
Gain from derecognition of liabilities from discontinued operations	-	(6,319,000)
Change in operating assets and liabilities:
Accounts receivable	(226,000)	2,447,000
Prepaid expenses	(527,000)	672,000
Accounts payable and accrued expenses	1,246,000	(225,000)
Other assets	(11,000)	(296,000)
Rental deposits	14,000	(4,000)
Operating lease liability	(919,000)	(1,382,000)
Due to related parties	41,000	-
Other long-term liabilities	477,000	-
Contract liabilities relating to revenue	2,376,000	(189,000)
Contract liabilities to government grant	1,706,000	-
Liabilities of discontinued operations	-	(26,000)
Net cash used in operating activities	(6,838,000)	(2,333,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Redeeem	(1,376,000)	-
Purchase of fixed assets	(158,000)	(98,000)
Net cash used in investing activities	(1,534,000)	(98,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of series D convertible preferred shares for cash	-	976,000
Proceeds from initial public offering net of offering costs	20,702,000	-
Proceeds from stimulus loan programs	569,000	-
Payments to note payable of related party	(2,479,000)	(31,000)
Proceeds from convertible note payable	500,000	1,400,000
Payments to convertible note payable	(135,000)	-
Net cash provided by financing activities	19,157,000	2,345,000

Effect of exchange rate on cash	(425,000)	203,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$10,360,000	$117,000
CASH AND CASH EQUIVALENTS — beginning of years	1,706,000	1,589,000
CASH AND CASH EQUIVALENTS — end of years	$12,066,000	$1,706,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$-	$29,000
Noncash investing and financing activities:
Preferred shares converted into common stock upon uplisting	$54,000	$-
Shares to be issued for Redeeem acquisition	$1,210,000	$-
Issuance of common stock related to convertible note payable	$1,750,000	-
Issuance of common stock related to stock payable	$1,300,000	$443,000
Right-of-use assets acquired through adoption of ASC 842	$-	$8,348,000
Right-of-use assets acquired through operating leases	$2,642,000	2,398,000

The accompanying notes are an integral part of these consolidated financial statements.

TROIKA MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended June 30, 2021 and 2020

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY AND NATURE OF BUSINESS

Troika Media Group, Inc. (formerly M2 nGage Group, Inc. and Roomlinx, Inc.) (the "Company", “TMG”, "Roomlinx" or "M2 Group") was formed in 2003 under the name RL Acquisition, Inc. pursuant to the laws of the State of Nevada.

The Company operates as a brand consulting and marketing agency specializing in the entertainment and sports media category. Our clients are, in the entertainment, sports, media, gaming and consumer brands, seeking new ways to connect with consumers, audiences and fans through evolving media and technology.

On March 27, 2015, the Company entered into and completed (the "Closing") a Subsidiary Merger Agreement (the "SMA") by and among the Company, Signal Point Holdings Corp. ("SPHC"), SignalShare Infrastructure, Inc. ("SSI") and RMLX Merger Corp. Upon the terms and conditions of the SMA, the Company's wholly-owned subsidiary RMLX Merger Corp., a Delaware corporation, was merged with and into SPHC, with SPHC and its operating subsidiaries surviving as a wholly owned subsidiary of the Company (the "Subsidiary Merger"). The Company’s operations, of Roomlinx, Inc., existing at the time of the SMA were transferred into a newly formed, wholly-owned subsidiary named SignalShare Infrastructure Inc. As a result of the SMA, the former shareholders of SPHC, a privately-owned Delaware corporation, received an aggregate of approximately 85% of the fully diluted common stock of the Company.

On July 14, 2017, Troika Media Group, Inc. ("TMG") was created as a Nevada corporation. TMG began operations on June 14, 2017 by acquiring all the assets and liabilities of Troika Design Group, Inc ("TDG"). TMG operates from its main facilities and offices located in Los Angeles, California and Englewood Cliffs, New Jersey. Pursuant to the terms of a Merger Agreement dated June 12, 2017, on June 14, 2017, TMG, a wholly-owned subsidiary of M2nGage Group, Inc. was merged with and into Troika Acquisition Corp. with TMG as the surviving entity and a wholly-owned subsidiary of the acquirer. The total purchase price was $5.0 million in cash plus 2,046,667 shares of common stock of the acquirer.

On June 29, 2018, the Company entered into an agreement to acquire all of the issued and outstanding membership interest of Mission Culture LLC and all of the outstanding ordinary shares of MissionMedia Holdings Limited. The Company formed a wholly-owned subsidiary TroikaMission Holdings, Inc., as the acquisition company.

On April 19, 2021, the Company announced the pricing of an underwritten initial public offering of 5,783,333 shares of common stock and warrants to purchase 5,783,333 shares at a public offering price of $4.15 per share for aggregate gross proceeds of $24.0 million or $20.7 million net after deducting commissions and other offering expenses. The Company began trading its common stock and warrants on the NASDAQ Capital Market on April 20, 2021. Please see Note 12 – Stockholders’ Equity for further details.

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of fintech platform Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock. The Company formed a wholly-owned subsidiary Redeeem Acquisition Corp, as the acquisition company. Please see Note 2 – Acquisitions for further details.

LIQUIDITY

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows until fiscal year 2023.  For the year ended June 30, 2021, the Company had a net loss of $16.0 million, which increased the accumulated deficit to $186.9 million at June 30, 2021 from $170.9 million at June 30, 2020. At June 30, 2021, the Company had $12.1 million in cash and cash equivalents and a total of $14.1 million in current assets in relation to $18.1 million in current liabilities.  While the Company continues to find efficiencies with its acquisitions of Troika Design Group, Inc. and  Mission Group as well as the assets of Redeeem LLC, the departure of Mission’s President and Founder in fiscal year 2019 together with the coronavirus (COVID-19) pandemic in fiscal years 2020 and 2021 impacted revenue more than anticipated.

With the acquisition of Mission Group, the Company is attempting to increase Troika’s footprint in major media markets, such as NY and London.  The Company also continues to expand its consulting services and breadth of product offering with existing Mission and Troika clients and increase business development in NY and London as a result of the Mission acquisition.  Additionally the Company intends to add to Mission business development due to Troika’s existing clientele.  As a result of these developments and the Company’s intent to save costs in overhead through rationalized headcount from synergies achieved in the acquisition of Mission, the consolidated fiscal year 2023 forecast for the combined entity is $2.3 million in adjusted EBITDA.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations. The Company’s ability to raise additional capital will also be impacted by the outbreak of COVID-19, as well as market conditions and the price of the Company’s common stock.

Based on the recent acquisitions, Company-wide consolidation, and management’s plans, the Company believes that the current cash on hand of $9,628,000 and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.  In addition, Management believes they can raise additional capital if necessary, given the Company has been successful at raising funding through debt financing as well as securing additional financing from friendly lenders.

Impact of COVID-19

In March 2020, the World Health Organization categorized the coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and the resulting public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have adversely impacted our business and those of our clients. Businesses have adjusted, reduced, or suspended operating activities, which has negatively impacted the clients we service. We continue to believe our focus on our strategic strengths, including talent, our differentiated market strategy and the relevance of our services, including the longevity of our relationships, will continue to assist our Company as we navigate a rapidly changing marketplace. The effects of the COVID-19 pandemic have negatively impacted our results of operations, cash flows and financial position; however, the continued extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19.

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have implemented multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the UK and US markets with our Mission subsidiaries throughout the second quarter of calendar 2020 with much of the work force of the UK subsidiary on furlough, and with our Troika Design subsidiary furloughed as March 2020 progressed. Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of the first and second quarters of calendar 2021, we started to see business dramatically improve and expect greater improvement in our results in our next fiscal quarters. As cities have commenced openings with the improvement of vaccines distribution and infection rates declining, our client activities have doubled and there is a real optimism that the economic conditions are improving. Sports, Entertainment, Pharma clients are contracting our services across all entities at rates similar to 2019.

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we expect to experience a decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions.  On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company intends to use to address any cash shortfalls that may resulted from the current pandemic.  In February 2021, the Company obtained additional relief under the CARES Act in the form of a Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which will were used for payroll, healthcare benefits, and other applicable operating expenses. The Company believes we will substantially meet the conditions for forgiveness of this funding as well.

In the United Kingdom, as of April 1, 2020, Mission furloughed twenty-seven employees, saving £78,000 in April payroll, being made up of £55,000 of furlough monies from the government and £16,000 in associated payroll savings and applied for a 3-month rent holiday. In May 1, 2020, Mission put on furlough an additional 5 employees bringing the total to 32, alongside a 10% pay cut for all employees not furloughed, saving £111,000 in May payroll, being made up of £62,000 of furlough monies from the government, £33,000 of associated payroll savings and £16,000 in savings related to the pay cut. On April 1, 2020, Troika Design Group actioned a 15% salary reduction across the majority of the Los Angeles staff and furloughed one office manager for a total savings of $112,000 per month. Finally, certain members of the Company’s executive team deferred compensation temporarily. In August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.  While the Company’s revenue has declined by $8.4 million from $24.6 million to $16.2 million in the years ending June 30, 2021 and 2020 respectively, the Company is still quantifying how much of this decline in revenue was caused by the pandemic as well as the impact from the departure of Mission’s founder.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of TMG, and its wholly-owned subsidiaries, Troika Design Group, Inc. (California), Troika Services Inc. (New York), Troika Analytics Inc. (New York), Troika Productions, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media Holdings Limited (England and Wales), Mission Media USA, Inc. (New York), and Troika  IO, Inc. (f/k/a Redeeem Acquisition Corp) (California). All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION OF PRIOR YEAR FINANCIALS

During the year ended June 30, 2021, the Company identified certain liabilities recorded as of June 30, 2020 relating to “Payroll Protection Program” stimulus funding totaling $1,704,000 that were to be treated as a government grant rather than debt. In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On June 30, 2020, the Company recorded these funds as debt and should have recorded the balance of $1,704,000 as a contract liabilities. The Company has reflected this reclassification in the prior year financials which resulted in no impact to the income statement or change in total liabilities.

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

Significant estimates and assumptions made by management include, among others, the assessment of the collectability of accounts receivable and the determination of the allowance for doubtful accounts, the valuation and useful life of capitalized equipment costs and long-lived assets, valuation of warrants and options, the determination of the useful lives and any potential impairment of long-lived assets such as intangible assets and goodwill, the allocation of purchase consideration to assets and liabilities due to the Redeeem acquisition, stock-based compensation, and deferred tax assets.  Actual results could differ from those estimates.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as June 30, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of June 30, 2021 and 2020, the Company had $10,125,000 and $822,000 in cash that was uninsured, respectively.

For the fiscal years ending June 30, 2021 and 2020, (6) customers accounted for 42.4% and 45.1% of our net revenues, respectively. As of June 30, 2021, three customers made up 44.2% of the net receivable balance however it was collected subsequent to year-end. As of June 30, 2020, three customers made up 35.6% of the net receivable balance. The Company believes there is minimal risk however it will continue to monitor.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2021 and 2020, the Company had no cash equivalents.

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

The Company periodically reviews the outstanding accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. When a customer’s account is deemed to be uncollectible the outstanding balance is charged to the allowance for doubtful accounts. As of June 30, 2021 and 2020, the Company had $521,000 and $781,000, in allowance for doubtful accounts, respectively.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment consist of furniture and computer equipment. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the statements of income in the period realized.

GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recorded goodwill and identifiable intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at June 30 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. A goodwill impairment charge of $0 and $598,000 was recorded as a result of the Company’s annual impairment assessment on June 30, 2021 and 2020, respectively. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value.

None of the goodwill is deductible for income tax purposes.

Intangibles

Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was an impairment of intangibles recorded of $0 and $1,867,000 for the year ended June 30, 2021 and 2020, respectively.

Leases

Right-of-use assets and lease liabilities are recorded in accordance with Leases (Topic 842).  The Company has recorded a lease liability because the Company has the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The Company uses the optional transitional method and elected to use the package of three practical expedients which allows the Company not to reassess whether contracts are or contain leases, lease classification and whether initial direct costs qualify for capitalization.

Income from subleased properties as well as non-lease items such as common-area maintenance and utilities are recognized as non-operating “other income” on the Consolidated Statements of Operations and Comprehensive Loss.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

The Company recognizes primarily four revenue streams and they are retainer fees, project fees, reimbursement income, and fee income.

Retainer fees are non-refundable fixed amounts being received from a client often on a recurring basis and the performance obligation is the staff being available to provide consultation services. Consulting engagements do not incur a significant amount of direct costs however any costs are recognized as incurred. Consulting fees are recognized evenly throughout the term of the agreement.

Project fees are associated with the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product as well as the Company’s margin. As per ASC 606-10-25-31, the Company recognizes project fees over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. Revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of inputs is the costs consumed by a project in relation to its total anticipated costs. As part of the close process the Company compiles a preliminary percentage of completion (POC) for each project which is the ratio of incurred costs to date in relation to the anticipated costs from the production team’s approved budgets. The POC ratio is then applied to the contracted revenue and the pro-rated revenue is then recognized accordingly.

Reimbursement income represents compensation relating to the out-of-pocket costs associated with a staging of a live event. As per 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors and is liable for any overages, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net.

Fee income represents the Company’s margin on the staging of a live event, is negotiated with the client prior and fixed. Based on ASC 606, the Company’s progress in satisfying the performance obligation in a contract is difficult to determine so as a result the fee income is only recognized at the conclusion of a project. Only upon confirmation the Company has performed all its contractual obligations as per the contract does the Company record fee income.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of June 30, 2021 and 2020.

Contract Liabilities - Deferred Revenue

The Company’s contract liabilities consist of advance customer payments and deferred revenue. Deferred revenue results from transactions in which the Company has been paid for products by customers, but for which all revenue recognition criteria have not yet been met. Once all revenue recognition criteria have been met, the deferred revenues are recognized.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During the years ended June 30, 2021 and 2020, the Company incurred $0 and $12,000, respectively, on marketing, trade shows and advertising.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

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

DERIVATIVE LIABILITY

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect their fair value at each period end with any increase or decrease in the fair value being recorded in results of operations.   The fair value of derivative instruments such as convertible note payables are valued using the Black-Scholes option-pricing model based on various assumptions.

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

For non-employee stock-based compensation, the Company has adopted ASC 2018-07, Improvements to Nonemployee Share-Based Payment Accounting which expands on the scope of ASC 718 to include share-based payment transactions for acquiring services from non-employees and requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or the fair value of the services at the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars for all entities other than Mission Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling (GBP). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into U.S. Dollars at balance sheet date using closing rate, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended June 30, 2021 closing rate at 1.382800 US$: GBP, yearly average rate at 1.346692 US$: GBP, for the year ended June 30, 2020 closing rate at 1.238900 US$: GBP, yearly average rate at 1.262367 US$: GBP.

INCOME TAXES

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company has net operating losses for both their US and UK entities however a full valuation allowance was recorded due to uncertainties in realizing the deferred tax asset (Note 13 – Income Taxes).

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the years ending June 30, 2021 and 2020 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

EARNINGS PER COMMON SHARE

Net income (loss) per common share is calculated in accordance with ASC Topic: 260 Earnings per Share.  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  In periods where the Company has a net loss, all dilutive securities are excluded.

The following are dilutive common stock equivalents as of June 30, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and net loss:

	2021	2020
Convertible preferred stock	48,000	12,294,001
Stock payables	588,354	1,664,000
Stock options	2,766,467	2,453,486
Stock warrants	7,248,702	6,901,474
Total	10,651,523	23,312,961

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share from discontinued operations for the year ended June 30, 2020:

June 30, 2020

Net income from discontinued operations	$6,319,000

Weighted average common shares outstanding	15,423,655
Incremental shares from the:
Conversion of preferred stock Series A	48,000
Conversion of preferred stock Series B	594,048
Conversion of preferred stock Series C	12,148,653
Conversion of preferred stock Series D	5,214,411
Stock payable	1,664,000
assumed exercise of dilutive stock options	2,453,486
assumed exercise of dilutive stock warrants	6,901,474
Lock-Up Agreements - common stock equivalents	(5,711,111)
Dilutive potential common shares	38,736,616

Net earnings per share from discontinued operations:
Basic	$0.41
Diluted	$0.16

STIMULUS FUNDING

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed.   On June 30, 2021, the Company recorded deferred income liabilities of $270,000 within contract liabilities and $569,000 within stimulus loans, respectively.  On June 30, 2020, the Company recorded deferred income liabilities of $0 within contract liabilities and $1,704,000 within stimulus loans, respectively. For the fiscal years ending June 30, 2021 and 2020, the Company recognized $3,140,000 and $0 in income from government grants, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 however it is not believed that it will have a material impact to the financials.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the initial stage of evaluating the impact of this new standard however it does not believe the guidance will have a material impact on its financial statements.

NOTE 2 – ACQUISITIONS

REDEEEM, LLC ASSETS

On May 21, 2021 (“Closing Date”), the Company through its wholly owned subsidiary Redeem Acquisition Corp executed an asset purchase agreement for the acquisition of all the assets and specific liabilities of Redeeem, LLC, a California limited liability company (“Redeeem”). The asset purchase agreement identifies the seller parties as Redeeem, LLC and Kyle Hill. The purchase price consisted of an aggregate cash payment of $1,210,000, 452,929 shares of the Company’s common stock valued at $1.21 million at $2.6715 per share, and a cash payment of $166,000 relating to specific liabilities. Redeeem was founded in 2018 and is a fintech platform that empowers businesses to digitize any asset and build their own blockchain-based payment solutions. On the Closing Date, Redeeem became our wholly-owned subsidiary. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805).

On May 21, 2021, the Company entered into an employment agreement with Kyle Hill to continue serving as President of Troika IO and reporting directly to the CEO of the Company.  The executive will be compensated at $300,000 in base salary per year and the contract is three years with automatic renewal annually unless either party has given written notice of termination.

PURCHASE PRICE

The purchase price consisted of an aggregate cash payment of $1,210,000, 452,929 shares of the Company’s common stock valued at $1.21 million at $2.6715 per share, and the payment of $166,000 in specific liabilities. On the closing date, the Redeeem assets were placed into a wholly owned subsidiary of TMG.  Concurrent with the purchase agreement, TMG also entered into employment agreements with all essential staff including Kyle Hill who will continue serving as President of Troika IO and reporting directly to the CEO of TMG.  In addition to the purchase price detailed above, the Company also agreed to provide 3,623,433 shares of the Company’s common stock valued at $9.68 million at $2.6715 per share to Redeeem’s employees which will be vested over three years.   The Company recognized $362,000 in stock-based compensation relating to the vested portion of this deferred compensation.  For further detail, please see Note 12 – Stockholders’ Equity.

The Company has estimated the fair value of the consideration due as follows:

Cash paid at Closing	$1,210,000
Fair value of common stock to be issued	1,210,000
Payment of liabilities	166,000
Total purchase price	$2,586,000

As per the asset purchase agreement, the strike price of $2.6715 per share was calculated using the average daily closing price of the Company’s common stock fourteen days prior to the closing date and fourteen days after the closing date.

                The purchase price included the payment of $166,000 for specific liabilities that were incurred by Redeeem, LLC prior to the acquisition.  The liabilities related to operating costs incurred in the normal course of business and were paid by the Company immediately after the acquisition.

PURCHASE PRICE ALLOCATION

The acquisition purchase price is allocated based on the fair values of the assets acquired which are based on third-party appraisals.  The goodwill value was determined using a third-party’s valuation of Redeeem who assigned a total value of $2,586,000 of intangible assets and goodwill.   As per TMG policy, the intangible and goodwill values will be reassessed at its next fiscal year ending June 30, 2022.

The following table summarizes the allocation of the purchase price of the assets acquired related to the acquisition:

Intangible assets:
Technology	520,000
Tradename	60,000	$580,000
Goodwill		2,006,000

		2,586,000
Consideration

UNAUDITED PRO FORMA OPERATING RESULTS

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Redeeem, LLC, had been completed on July 1, 2019.

	For the Year Ended June 30,	For the Year Ended June 30,
	2020	2021
Project Revenues	$24,662,000	$16,217,000
Cost of revenues	(11,636,000)	(7,504,000)
Gross profit	13,026,000	8,713,000
Operating expenses	(25,143,000)	(25,419,000)
EBITDA	(12,117,000)	(16,706,000)
Other income and (expenses)	(2,362,000)	695,000
Net loss	$(14,479,000)	$(16,010,000)

Basic loss per share	$(0.94)	$(1.03)

The Company is currently analyzing the tax implications of the acquisition of Redeeem, LLC however it is not believed to have a material impact.

INTANGIBLE ASSETS

Intangible assets consist of technology and tradename which will be amortized on a straight-line basis over their estimated useful lives. The estimated lives of each component is as follows:

Intangible Asset	Life in Years
Technology	5
Tradename	3

The estimated fair values of the identifiable intangible assets, which includes technology and tradename were primarily determined using either the relief-from-royalty or excess earnings methods. The rates utilized to discount net cash flows to their present values was 25% and was determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows. The estimated fair values of the studio relationships and content library were determined under the cost method.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2021	2020
Computer equipment	$697,000	$620,000
Website design	6,000	6,000
Office machine & equipment	97,000	89,000
Furniture & fixtures	438,000	429,000
Leasehold improvements	135,000	173,000
Tenant incentives	145,000	145,000
	1,518,000	1,462,000
Accumulated depreciation	(1,175,000)	(1,118,000)
Net book value	$343,000	$344,000

During the years ended June 30, 2021 and 2020, depreciation expense was $131,000 and $344,000, respectively.

In January 2020, the Company terminated the lease agreement for Troika Design’s office at 101 South La Brea in Los Angeles and relocated to a new office space at 1715 North Gower Street in Los Angeles, CA.  As a result of a move, $192,000 in leasehold improvements in net book value associated with the La Brea office space was taken as a loss in the fiscal year ending June 30, 2020.  Due to the effect of early termination of operating lease, a gain of $356,000 representing the difference between the right of use asset and the lease liability was recorded.  Please see Note 9 – Leases for additional detail.

In April 2021, the Company terminated the lease agreement for Mission-Media Limited’s office at 32 Shelton Street in London and relocated to a new office space at 19-23 Fitzroy Street in London.  As a result of a move, $33,000 in leasehold improvements in net book value associated with the Shelton Street office was taken as a loss in the fiscal year ending June 30, 2021.  Due to the effect of early termination of operating lease, a gain of $36,000 representing the difference between the right of use asset and the lease liability was recorded.  Please see Note 9 – Leases for additional detail.

NOTE 4 – INTANGIBLE ASSETS & GOODWILL

Intangible assets consisted of the following as of June 30:

	2021	2020
Customer relationship	$4,960,000	$8,510,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	2,200,000
Technology	520,000	-
Tradename	470,000	410,000
Workforce acquired	2,125,000	2,790,000
	10,265,000	14,670,000
Less: accumulated impairment expense	-	(1,867,000)
Less: accumulated amortization	(7,662,000)	(8,612,000)

Net book value	$2,603,000	$4,191,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using a straight-line method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the fiscal years ending June 30, 2021 and 2020, the Company recorded $0 and $1,867,000 in impairment expense related to intangibles respectively.

During the years ended June 30, 2021 and 2020 amortization expense was $2,168,000 and $4,002,000, respectively.

Future amortization expense is as follow for the years ending June 30,
2022	$687,000
2023	687,000
2024	399,000
2025	377,000
2026	277,000
2027	176,000
$2,603,000

A goodwill impairment charge of $0 and $1,985,000 was recorded as a result of the Company’s annual impairment assessment in fiscal year 2021 and 2020 respectively.  The impairment of $1,985,000 in the fiscal year ending June 30, 2020 relates to both the Mission US and Mission UK entities and is the result of lower than anticipated revenue due to the departure of its founder Nicola Stephenson in January 2019.  This impairment was lessened as a result of measures taken by the Company including additional investments in new business development and reduction in operating costs.  Goodwill will be reassessed during our next annual measurement date of June 30, 2022.  Notwithstanding the foregoing, the Company asserted economic damages and loss of goodwill in the Stephensons litigation greatly in excess of the amount allowed by GAAP as detailed and calculated by the Company's damages expert retained in the litigation (Note 11 – Legal Contingencies).

NOTE 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of June 30, 2021 and 2020, the Company recorded $8,363,000 and $8,137,000 in accounts payable and accrued expenses respectively.  Both accounts payable and accrued expenses are treated as current liabilities however the difference is that a formal invoice has been received and entered to record an accounts payable.

	As of June 30,
	2021	2020
Accounts payable	$2,362,000	$3,281,000
Accrued expenses	4,819,000	4,047,000
Accrued payroll	294,000	482,000
Accrued taxes	888,000	327,000
	$8,363,000	$8,137,000

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the year ending June 30, 2020, the Company issued a convertible promissory note of $200,000 to a borrower with an interest rate of 10.0%, a loan fee of $10,000, and the balance was convertible into shares of the Company’s common stock at a rate of $3.75 per share.   The balance was recorded as a current liability as payment was due on the earlier of February 28, 2020 or listing on a US national securities exchange which was anticipated within the next twelve months.  In consideration for the loan, the borrower received warrants for 13,333 shares of common stock at an exercise price of $3.75 per share vesting over three years.  Using the Black-Scholes model, the warrants were valued at $25,000 and were recorded as interest expense.  Interest expense of $9,000 representing the contractual interest rate was accrued on June 30, 2020.  The note holder elected to convert in early July 2020 and no interest was recorded in the fiscal year ending June 30, 2021.

The convertible note payable contains a beneficial conversation feature because the convertible portion or feature of the convertible note payable provides a rate of conversion that is below market value and therefore is “in-the-money” when issued. The Company has recorded the beneficial conversation feature to the issuance of the convertible note payable when issued and also recorded the estimated fair value of the detachable Warrant issued with the convertible note payable.

The beneficial conversation feature of the convertible note payable was measured by allocating a portion of the convertible note payable’s proceeds to the detachable Warrant (utilizing Black-Scholes methodology), and as a reduction of the carrying amount of the convertible note payable equal to the intrinsic value of the conversion feature, both of which were credited to additional paid-in-capital as of the issuance date. The value of the proceeds received from the convertible note payable was then allocated between the conversion features and Warrant on an allocated fair value basis. The allocated value of the beneficial conversation feature and Warrant exceeded the proceeds received from issuance of the convertible note payable which was recorded as a discount from the face amount of the convertible note payable. The discount is amortized over the term of the convertible note payable under the interest method and is charged to interest expense.

Following is an analysis of the aforementioned convertible note payable as of the fiscal year ending June 30, 2020:

Amount allocated to detachable warrants	$25,000
Amount allocated to beneficial conversion feature	19,000
Amount allocated to convertible note	156,000
Par value of convertible note payable	200,000
Unamortization of debt discount	-

Balance of convertible note payable	$200,000

During the year ending June 30, 2020, the Company issued a convertible promissory note of $200,000 to a borrower with an interest rate of 10.0%, a loan fee of $10,000, and the balance was convertible into shares of the Company’s common stock at a rate of $3.75 per share. The balance was recorded as a current liability as payment was due on the earlier of March 7, 2020 or listing to a US national securities exchange which was anticipated within the next twelve months.  In consideration for the loan, the borrower received warrants for 66,667 shares of common stock at an exercise price of $3.75 per share vesting over five years.  Interest expense of $8,000 representing the contractual interest rate was accrued on June 30, 2020. Using the Black-Scholes model, the warrants were valued at $22,000 and were recorded as interest expense. The note holder elected to convert in early July 2021 and no interest was recorded in the fiscal year ending June 30, 2021.

Following is an analysis of the aforementioned convertible note payable as of the fiscal year ending June 30, 2020:

Amount allocated to detachable warrants	$22,000
Amount allocated to beneficial conversion feature	26,000
Amount allocated to convertible note	152,000
Par value of convertible note payable	200,000
Unamortization of debt discount	-

Balance of convertible note payable	$200,000

During the year ending June 30, 2020, the Company issued a convertible promissory note of $1,000,000 to a borrower with an interest rate of 10.0%, a loan fee of $120,000, and the balance was convertible into shares of the Company’s common stock at a rate of $3.00 per share. The balance was recorded as a current liability as payment was due on the earlier of April 15, 2020 or listing to a US national securities exchange which was anticipated within the next twelve months.  In consideration for the loan, the borrower received warrants for 200,000 shares of common stock at an exercise price of $0.75 per share vesting over three years and warrants for 66,667 shares of common stock at an exercise price of $3.00 per share vesting over three years. The note also includes a loan conversion option which entitles the lender upon conversion to additional warrants for 333,334 shares of common stock at an exercise price of $0.75 per share.  In April 2020, it was mutually agreed to extend the maturity date to July 15, 2020 and in consideration the lender would receive upon conversion additional warrants of 66,666 shares of common stock (representing a total of 400,000 shares of common stock) at an exercise price of $0.75 per share.  Interest expense of $34,000 was accrued as of June 30, 2020. The note holder elected to convert in early July 2020 and no interest was recorded in the fiscal year ending June 30, 2021.

Following is an analysis of the aforementioned convertible note payable as of the fiscal year ending June 30, 2020:

Amount allocated to detachable warrants	$437,000
Amount allocated to beneficial conversion feature	563,000
Amount allocated to convertible note	-
Par value of convertible note payable	1,000,000
Unamortization of discount	-

Balance of convertible note payable	$1,000,000

In August 2020, the Company issued a convertible promissory note of $100,000 to a lender with an interest rate of 10.0%.  If the loan was not paid by its maturity date which was the earlier of November 30, 2020 or five business days after the Company is listed on a national securities exchange, the principal due shall incur prospective interest of 20%.  Upon mutual agreement, the balance including accrued interest is convertible into shares of the Company’s common stock at its then current market price less a 25% discount.  In May 2021, the Company made a payment of $119,000 to the holder representing $100,000 in principal and $19,000 in accrued interest. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability. The fair market value of the embedded conversion feature at the time of the settlement was determined to be $28,000 using the Black-Scholes model.  Previously the derivative liability was recorded as a short-term liability and recorded as a gain on derivative liabilities on the income statement upon settlement.  The assumptions used in the Black-Scholes valuation include a volatility of 65.81%, risk-free rate of 0.8% and term of one year.

In September 2020, the Company issued a convertible promissory note of $50,000 to a lender with an interest rate of 10.0%.  If the loan is not paid by its maturity date which was the earlier of November 30, 2020 or five business days after the Company is listed on a national securities exchange, the principal due shall incur prospective interest of 20% per annum. Upon mutual agreement, the balance including accrued interest is convertible into shares of the Company’s common stock at its then current offering price less a 25% discount.   In June 2021, the holder elected to convert the principal and accrued interest and was issued 18,646 shares of the Company’s common stock.  The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability.   The fair market value of the embedded conversion feature at the time of the conversion was determined to be $10,000 using the Black-Scholes model.  Previously, the derivative liability was recorded as a short-term liability and recorded as a gain on derivative liabilities on the income statement upon conversion.  The assumptions used in the Black-Scholes valuation include a volatility of 65.81%, risk-free rate of 0.8% and term of one year.

In October 2020 and December 2020, the Company received gross proceeds of $247,500 and $52,500, respectively, for a total of $300,000 representing a convertible note payable issued to an existing investor. Terms include a maturity date of December 7, 2020, interest rate of 10% if the loan was not paid in full by the maturity date, and the outstanding balance can be converted to common stock at a conversion price of $3.00 per share of common stock if mutually agreed. In consideration for the loan, 26,667 warrants were issued at an exercise price of $1.95 per share vesting over three years and the issuance of 106,667 shares of restricted shares of common stock. In June 2021, the holder elected to convert and was issued 228,201 shares of the Company’s common stock.

In October 2020, the Company received gross proceeds of $50,000 representing a convertible note payable issued to an existing investor.   Terms include an interest rate of 10% and a maturity date the earlier of January 1, 2021 or five business days after the Company is listed on a US national securities exchange.  Upon mutual agreement, the outstanding balance can be converted to common stock at a conversion price 25% less the current offering price.  In consideration for the loan, 6,667 warrants were issued at an exercise price of $2.25 per share vesting over three years.  The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability.  The fair market value of the embedded conversion feature was determined to be $13,000 using the Black-Scholes model as of June 30, 2021, a derivative liability was recorded as a short-term liability, and interest expense of $3,000 was recorded for the fiscal year ended June 30, 2021.  The assumptions used in the Black-Scholes valuation include a volatility of 63.22%, risk-free rate of 0.87% and a term of one.

In April 2021, the Company made a payment of $35,000 relating to the settlement of a convertible note payable for $35,000 which the Company held since the fiscal year ended June 30, 2016.   With a contracted interest rate of 0%, imputed interest of $0 and $1,000 was recorded for the fiscal years ending June 30, 2021 and 2020 respectively.

During year ended June 30, 2021 and 2020, the Company paid $335,000 and $0 towards the principal of the Promissory Notes, respectively.

As of June 30, 2021 and 2020, there was a total of $50,000 and $1,435,000 in convertible notes payable outstanding.  The Company recorded interest expense on convertible notes payable of $11,000 and $51,000 during the years ended June 30, 2021 and 2020, respectively.  The Company recorded $0 and $2,000 in imputed interest during the years ended June 30, 2021 and 2020, respectively.

NOTE 7 – NOTE PAYABLE RELATED PARTY

As of June 30, 2021 and 2020, the Company owed the founder and CEO of Troika Design Group, Inc. Dan Pappalardo approximately $200,000 and $217,000, respectively. In April 2021, the Company paid $17,000 to Dan Pappalardo representing the miscellaneous expense reimbursements. As of June 30, 2021 and 2020, the Company also owed the estate of his mother Sally Pappalardo $0 and $235,000, respectively. The loans were due and payable on demand and accrue interest at 10.0% per annum. In April 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

On January 27, 2019, Daniel Jankowski and Tom Ochocki (collectively the “Lenders”) entered into a facility agreement with Mission Media Limited (“MML”) in order to provide certain funds allowing MML to exit administration in the United Kingdom. Mr. Ochocki, as primary lender, provided MML £1,594,211 ($2,227,000) which was received in January 2019. The same agreement allowed the Company to draw upon Mr. Jankowski in upwards of £992,895 ($1,373,000) however the funds were not needed. Mr. Ochocki was a member of the Board of the Company and subsequent to the loan, Mr. Jankowski was appointed to the Board. Both Lenders were appointed to the Board of Mission Media Holdings Limited. The loan had a repayment date of January 2022 and an interest rate of 0%. In April 2021, the balance of $2,227,000 was paid in full. Imputed interest of $3,000 and $40,000 were recorded for this facility agreement in the fiscal years ending June 30, 2021 and 2020, respectively.

Total interest expense on note payable related party was $7,000 and $42,000 during the years ended June 30, 2021 and 2020, respectively.

Below is a breakout showing the short term and long term potions of note payable related party as of June 30:

	As of June 30,
	2021	2020
Short term portion
Dan Pappalardo	$200,000	$217,000
Estate of Sally Pappalardo	-	235,000
	$200,000	$452,000

Long term portion
Tom Ochocki	$-	$1,975,000
	$-	$1,975,000

NOTE 8 – CONTRACT LIABILITIES

Contract liabilities are billings at the end of the period that relate to goods or services that have not been delivered and thus were deferred to be recognized in subsequent periods. As per the new accounting standard “Revenue from Contracts with Customers” (“ASC 606”) which was implemented in fiscal year 2019, the Company accounts for revenue based on the input-method of this standard and recognizes the pro-rated revenue based on the ratio of costs incurred to total anticipated costs. If the Company does not have sufficient proof that the goods or services are transferred to customers, the Company defers the revenue until the date of the event and upon receipt of customer acceptance that all the performance obligations in the contract have been satisfied.

A summary of the contract liabilities recognized in the fiscal year ending June 30, 2021 are presented below:

Contract liabilities at June 30, 2020	$3,327,000
Contract liabilities recorded June 30, 2020 and recognized fiscal year 2021	(3,327,000)
Contract liabilities relating to operations acquired in the fiscal year ending June 30, 2021	5,703,000
Contract liabilities relating to unused PPP funding	270,000
Contract liabilities at June 30, 2021	$5,973,000

A summary of the contract liabilities recognized in the fiscal year ending June 30, 2020 are presented below:

Contract liabilities at June 30, 2019	$3,516,000
Contract liabilities recorded June 30, 2019 and recognized fiscal year 2020	(3,516,000)
Contract liabilities relating to operations acquired in the fiscal year ending June 30, 2020	3,327,000
Contract liabilities relating to unused PPP funding	1,704,000
Contract liabilities at June 30, 2020	$5,031,000

NOTE 9 – LEASES

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

When the new accounting standard was adopted on July 1, 2019, the Company had current and long-term operating lease liabilities of $2,275,000 and $6,916,000, respectively, and right of use of assets of $8,348,000. As of June 30, 2021, the Company had current and long-term operating lease liabilities of $3,344,000 and $5,835,000, respectively, and right of use of assets of $6,887,000. As of June 30, 2020, the Company had current and long-term operating lease liabilities of $2,255,000 and $7,003,000, respectively, and right of use of assets of $8,297,000.

Future minimum lease payments on a discounted and undiscounted basis under these leases are as follows:

	Troika Gower	Troika LaBrea	Corporate Englewood	Mission US Brooklyn	Mission US Manhattan	Mission UK Fitzroy	Undiscounted Cash Flows
Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

2022	$1,043,000	$883,000	$55,000	$460,000	$209,000	$496,000	$3,146,000
2023	558,000	-	19,000	497,000	-	650,000	1,724,000
2024	580,000	-	-	509,000	-	650,000	1,739,000
2025	346,000	-	-	522,000	-	650,000	1,518,000
2026	-	-	-	535,000	-	542,000	1,077,000
2027	-	-	-	455,000	-		455,000

Total undiscounted minimum future payments	$2,527,000	$883,000	$74,000	$2,978,000	$209,000	$2,988,000	$9,659,000
Imputed interest	(157,000)	-	-	130,000	(26,000)	(427,000)	(480,000)
Total operating lease liabilities	$2,370,000	$883,000	$74,000	$3,108,000	$183,000	$2,561,000	$9,179,000
Short-term lease liabilities	$951,000	$883,000	$56,000	$908,000	$183,000	$363,000	$3,344,000
Long-term lease liabilities	$1,419,000	$-	$18,000	$2,200,000	$-	$2,198,000	$5,835,000

Other information related to our operating leases is as follows:

June 30, 2021
Weighted average remaining lease term in years	3.2 years
Weighted average discount rate	5.0%

For the fiscal years ending June 30, 2021 and 2020, the Company recorded $2,573,000 and $1,983,000 in lease expense, respectively.

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

On January 9, 2014, Mission USA entered into a seven year and five-month lease agreement for office space in New York, NY. The beginning lease expense was $19,230 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through five of the lease. The lease expires January 2022.

On May 2, 2017, Mission USA entered into a ten-year lease agreement for office space in Brooklyn, NY. The beginning lease expense was $34,278 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through four of the lease. The lease expires on May 1, 2027.

On April 6, 2016, Mission UK entered into a ten-year lease agreement for office space in London, UK. The beginning lease expense was £17,365 ($22,432) per month for the first twelve months and then escalated to £40,916 ($52,855) per month for the remainder of the lease which expires April 5, 2026. As part of the lease agreement, Mission UK received a rent abatement in months sixty-one through sixty-six of the lease. On September 8, 2020, Mission UK entered into an amendment to the current lease providing a discount for the period between March 25, 2020 and September 28, 2020 in acceptance of an increase in the monthly payments from £40,916 to £46,766 for the months of October 2020 through April 2021. The amended lease was reported in accordance ASC 842 and the lease expense was recognized on a straight-line basis over the new lease term. In April 2021, Mission UK terminated the original lease agreement and has agreed with the landlord to occupy the first floor of the building through June 2021 at £8,858 per month.  In April 2021, Mission UK entered into a three-year lease agreement for office space in London, UK ending in April 2024. The lease expense is £39,173 ($54,016) per month throughout the life of the lease.

On February 1, 2020, Troika Production Group, LLC. entered into a five-year lease agreement for office space in Los Angeles, CA.  The beginning lease expense is $42,265 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 3.5%, year over year.  The lease expires on January 31, 2025.

The Company accounts for leases based on the new accounting standard ASC 842 and recorded $2,573,000 and $1,983,000 in rent expense for the year ended June 30, 2021 and 2020, respectively.

SUBLEASE AGREEMENTS

On January 19, 2018, Mission Media USA, Inc. entered into a four-year sublease agreement pertaining to the aforementioned office space in New York, NY. The sublease commenced on March 1, 2018 and ends January 2022. The lease income was $22,496 per month escalating annually at 3.0%.

On April 19, 2018, Mission-Media Limited entered into a sublease agreement pertaining to a floor within the aforementioned office space in London, UK. The sublease commenced in April 2018 and terminated in March 2021. The lease income was £5,163 per month.

A summary of the rental income recognized by each entity is presented in the table below for the fiscal years ending June 30:

	2021	2020
Troika Design	$-	$186,000
Mission US	289,000	292,000
Mission UK	163,000	213,000
	$452,000	$691,000

NOTE 10 – LIABILITIES OF DISCONTINUED OPERATIONS

In the fiscal year ending June 30, 2020, the Company identified $6,319,000 of liabilities from discontinued operations in relation to amounts owed by SignalPoint Corp., a non-operating wholly-owned subsidiary of the Company and the Company’s predecessor Roomlinx, Inc.  Based upon an opinion provided by the Company’s legal counsel, the statute of limitations has expired in connection with collection of the $6,319,000 of previously incurred debts by SignalPoint Corp. and concludes the debts have been extinguished pursuant to operation of law.  Accordingly, the Company has concluded the $6,319,000 has been legally released pursuant to ASC 405 - Liabilities, and has been accounted for as extinguishment of debt and recognized this as income from discontinued operations.

Liabilities of discontinued operations consisted of the follow as of June 30:

	2021	2020
Roomlinx – Account payable and other accrued liabilities	$107,000	$107,000

For the fiscal years ending June 30, 2021 and 2020, the Company recorded the balance of liabilities from discontinued operations as long-term because the Company does not anticipate making payments towards these liabilities in the next 12 months.

NOTE 11 – LEGAL CONTINGENCIES

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

On June 7, 2021, the Company submitted a further demand for arbitration to JAMS and all other matters were settled on July 14, 2021, with the Stephensons paying the Company approximately $900,000 under the Final Award and having the restrictive legends removed from their shares of the Company’s common stock, subject to resale under a leak-out agreement.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

REVERSE STOCK SPLIT

In June 2020, our Board of Directors and stockholders holding a majority of the outstanding shares of our voting securities  approved a resolution authorizing our Board of Directors to effect a reverse stock split of our common stock at a certain exchange ratios from 1:10 to 1:15 with our Board of Directors retaining the discretion as to whether to implement the reverse stock split and which exchange ratio to implement.  In September 2020, the Company amended its articles of incorporation and enacted a reverse stock split of one share for each fifteen shares and the accompanying financials reflect the reverse stock split retroactively.

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

INITIAL PUBLIC OFFERING AND NASDAQ LISTING

On April 22, 2021, the Company completed an underwritten public offering of 5,783,133 shares of common stock and warrants at a public offering price of $4.15 per share and accompanying warrant for aggregate gross proceeds of $24,000,000. After deducting underwriting commissions and other offering expenses, the Company received approximately $20,702,000 in net proceeds. The Company has listed its common stock and warrants on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW”, respectively, and trading began on April 20, 2021.

COMMON STOCK

As of June 30, 2021 and 2020, the Company has 39,496,588 and 15,464,623 shares of common stock issued and outstanding.

In the fiscal year ending June 30, 2021, the Company completed the aforementioned underwritten public offering of 5,783,133 shares of common stock and warrants at a public offering price of $4.15 per share and accompanying warrant.

In the fiscal year ending June 30, 2020, the Company issued 660,000 in common stock in relation to $443,000 in previously recorded stock payables relating to converted note payables.

In the fiscal year ending June 30, 2020, the Company cancelled 416,667 in common stock in relation to a previous agreement with Cenfin, LLC. The stocks were issued in accordance with a settlement agreement and upon completion of the settlement, the shares were returned to the Company.

In January 2021, the Company reported the return of the two million six hundred sixty thousand six hundred and sixty-seven (2,666,667) shares of the Company’s stock granted to the Stephensons regarding the aforementioned legal dispute.  Upon their termination for Cause, the restricted shares held in escrow were forfeited back to the Company.  Please see Note 11 – Legal Contingencies for additional detail.

STOCK PAYABLE

In the fiscal year ended June 30, 2021, the Company recorded a stock payable of $1,210,000 relating to the acquisition of Redeeem, LLC. As per the asset purchase agreement dated May 21, 2021, 452,929 shares of common stock were due to be issued to Redeeem’s employees and were valued at $2.6715 per share.

PREFERRED STOCK

The Company has designated 15,000,000 shares as preferred stock, par value $0.01 series A, B, C and D, of which 5,000,000 shares have been designated as Series A preferred stock; 3,000,000 shares have been designated as Series B convertible preferred stock; 1,200,000 shares have been designated as Series C convertible preferred stock; and 2,500,000 shares have been designated as Series D convertible preferred stock.

As of June 30, 2021, 720,000 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; and 0 shares of Series D Preferred Stock were issued and outstanding.  On May 10, 2021, the Company converted all Preferred Stock Series B, C, and D into Common Stock following its uplisting to the Nasdaq Capital Market.  At the time of the conversion the Company had 2,495,000 shares of Series B Convertible Preferred Stock that were convertible into 594,048 shares of common stock at a price of $4.20 per share; 911,149 shares of Series C Convertible Preferred Stock convertible into 12,287,386 shares of Common Stock at $0.074 per share; and 1,979,000 shares of Series D Convertible Preferred Stock convertible into 5,277,334 shares of Common Stock at $0.375 per share for a total of 18,158,768 shares of Common Stock.

As of June 30, 2020, 720,000 shares of Series A Preferred Stock were issued and outstanding; 2,495,000 shares of Series B Preferred Stock were issued and outstanding; 911,149 shares of Series C Preferred Stock were issued and outstanding; and 1,979,000 shares of Series D Preferred Stock were issued and outstanding.

CONVERSION OF NOTE PAYABLE RELATED PARTY

In July 2020, the holder of a related party convertible promissory note of $1,300,000 elected to convert the debt into shares of the Company’s common stock at a rate of $0.75 per share for 1,733,334 shares.

CONVERSION OF CONVERTIBLE NOTE PAYABLES

In the fiscal year ended June 30, 2021, the Company issued a total of 746,069 shares of the Company’s common stock as a result of holders of convertible note payables electing to convert.   A total of $1,750,000 convertible note payables were converted at an average conversion price of $2.15 per share.

DEFERRED COMPENSATION

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of fintech platform Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock (Note 2 – Acquisitions).  In addition, the Company agreed to provide equity to its employees to be vested over three years valued at $9,680,000 representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three years, the Company is treating this as deferred compensation and the expenses are recorded as the equity is vested.  The vested portion of the deferred compensation was charged to additional paid-in capital and the expenses are recorded as stock-based compensation.

The following table summarizes the deferred compensation recorded in the fiscal year ending June 30, 2021:

Deferred compensation balance recorded at acquisition date	$9,680,000
Vested portion of deferred compensation recorded in fiscal year 2021	(362,000)
Unamortized deferred compensation balance at June 30, 2021	$9,318,000

The following table summarizes the anticipated vesting schedule of the unamortized deferred compensation balance as of June 30, 2021:

Fiscal Year	Amount
2022	$3,221,000
2023	3,221,000
2024	2,876,000
$9,318,000

EXERCISE OF WARRANTS BY FORMER DIRECTOR

In May 13, 2021, former director Jeffrey Schwartz exercised 166,667 in warrants at a closing price of $2.81 and an exercise price of $0.75 resulting in the cashless issuance of 122,183 shares of common stock.

EXERCISE OF OPTIONS BY FORMER OFFICER

In May 14, 2021, former officer Robert Schwartz exercised 222,222 in warrants at a closing price of $2.92 and an exercise price of $0.75 resulting in the cashless issuance of 165,145 shares of common stock.

WARRANTS

During the fiscal year ended June 30, 2021, the Company issued warrants to certain directors and consultants to purchase 832,223 shares of the Company’s common stock between $0.75 and $3.75 per share which vested during various terms and were valued at $2,491,000.  The Company recorded compensation of $2,062,000 for the vested portion during the fiscal year ended June 30, 2021.

During the fiscal year ended June 30, 2021, the Company issued warrants to current investors to purchase 480,000 shares of the Company’s common stock between $0.75 and $1.95 per share as additional consideration, which were valued at $1,835,000.  The Company recorded warrants expense of $413,000 during the year ended June 30, 2021 related to these issuances.

During the fiscal year ended June 30, 2020, the Company issued warrants to the subscribers to the Convertible Promissory Notes to purchase 333,333 shares of the Company’s common stock for $0.75 per share as additional consideration for an extension, which were valued at $209,000.  The Company recorded warrants expense of $209,000 during the year ended June 30, 2020 related to these issuances.

During the fiscal year ended June 30, 2020, the Company issued warrants to current investors to purchase 231,667 shares of the Company’s common stock for $3.75 per share as additional consideration, which were valued at $539,000. The Company recorded warrants expense of $353,000 during the year ended June 30, 2020 related to these issuances.

During the fiscal year ended June 30, 2020, the Company issued warrants to current note holders to purchase 26,666 shares of the Company’s common stock for $3.75 per share as interest expenses, which were valued at $47,000. The Company recorded interest expense of $47,000 during the year ended June 30, 2020 related to these issuances.

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

The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the years ended June 30, 2021 and 2020:

	2021	2020
Volatility - range	63.5% - 65.8%	56.4% - 74.1%
Risk-free rate	0.2% - 0.9%	0.3% - 1.8%
Contractual term	4.0 - 5.0 years	4.0 - 5.0 years
Exercise price	$0.75 - $3.75	$0.75 - $3.75

A summary of the warrants granted, exercised, forfeited and expired are presented in the table below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2019	6,275,593	$1.66	$1.73	$5,509,850	3.8
Granted	1,613,148	1.44	2.87	3,724,445	4.0
Exercised	-	0.00	-	-	-
Forfeited	-	-	-	-	-
Expired	(30,000)	27.00	13.20	598,750	-
Outstanding June 30, 2020	7,858,741	$1.52	$1.92	$9,234,295	3.0
Granted	1,439,556	1.00	3.00	3,938,467	0.8
Exercised	(166,667)	0.75	-	-	-
Forfeited	-	-	-	-	-
Expired	(835,222)	5.48	4.17	(1,014,295)	-
Outstanding June 30, 2021	8,296,408	$1.05	$1.90	$12,158,467	2.2
Vested and exercisable June 30, 2021	7,248,702	1.00	1.78	9,897,951	2.3
Non-vested June 30, 2021	1,047,706	$1.36	$2.75	$2,260,515	1.3

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of June 30, 2021.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	4,106,667	2.2 years	4,082,667	2.2 years
$2.84	20,000	4.8 years	4,444	4.8 years
$3.75	4,051,223	2.1 years	3,043,073	2.4 years
$5.10	33,333	0.1 years	33,333	0.1 years
$27.00	85,185	0.1 years	85,185	0.1 years
	8,296,408	2.2 years	7,248,702	2.3 years

During the years ended June 30, 2021 and 2020, the Company has recorded approximately $3,176,000 and $3,593,000 as compensation expense related to vested warrants issued, net of forfeitures. As of June 30, 2021, the Company had $1,048,000 in unvested warrants to be expensed in subsequent periods.

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock option under IRS section 422 (“ISO’s”) or a non-qualified stock option (“Non-ISO’s”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan. As of June 30, 2020, the Company has granted, under the Plan, awards in the form of NQSO’s.

ISO’s Awards

                In the fiscal year ending June 30, 2021, the Company did not issue any options to purchase the Company’s common stock.

In the fiscal year ending June 30, 2020, the Company issued to employees and directors of the Company options to purchase, in the aggregate, 568,333 shares of the Company’s common stock between $0.75 and $3.75 per share which were valued at $1,300,000. The Company recorded options expense of $135,000 during the fiscal year ending June 30, 2020 related to these issuances. During the fiscal year ending June 30, 2020, there was a reversal of $71,000 in options expense relating to issuances granted in prior years which were forfeited.

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

                The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the year ended June 30, 2020:

2020
Volatility - range	56.4% - 69.0%
Risk-free rate	0.9 - 1.7%
Contractual term	3.0 years
Exercise price	$0.75 - $3.75

A summary of the Options granted to employees under the Plan as of June 30, 2021 are presented in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2019	3,512,500	$0.90	$0.75	$1,908,750	1.1
Granted	568,333	2.48	1.98	720,000	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Cancelled	(703,611)	0.97	1.16	-	-
Outstanding June 30, 2020	3,377,222	1.10	1.06	2,030,000	0.7
Granted	-	-	-	-	-
Exercised	(222,222)	0.75	-	-	-
Forfeited	-	-	-	-	-
Cancelled	(66,667)	0.75	3.12	(200,001)	-
Outstanding June 30, 2021	3,088,333	1.13	1.06	1,829,999	0.4
Vested and exercisable June 30, 2021	2,766,467	0.90	1.02	1,611,068	0.3
Non vested June 30, 2021	321,866	$3.07	$1.97	$218,931	1.5

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2021.

	Outstanding Options Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,546,667	0.2 years	2,473,689	0.2 years
$1.50	200,000	0.3 years	200,000	0.3 years
$3.75	341,666	1.7 years	92,778	1.6 years
	3,088,333	0.4 years	2,766,467	0.3 years

During the years ended June 30, 2021 and 2020, the Company has recorded approximately $881,000 and $671,000 as compensation expense related to vested options issued, net of forfeitures. As of June 30, 2021 and 2020, total unrecognized share-based compensation related to unvested options was approximately $633,000 and $1,753,000.

NOTE 13 – INCOME TAXES

Troika Media Group Inc. and domestic subsidiaries file on a consolidated U.S. federal tax basis and state tax returns on a consolidated, combined or separate basis depending on the applicable laws for the years ending June 30, 2021 and June 30, 2020. Mission Media Holdings, LTD and Mission Media, LTD are foreign subsidiaries of the Company which file tax returns in the United Kingdom.

Information on Federal and where applicable state statutory tax rates and also by country are as follows, but may not be all inclusive, and are estimated accordingly:

UNITED STATES

Troika Media Group Inc. the parent company of Troika Design Group Inc., Digital Media Acquisition Corporation, SignalPoint Corporation, Signal Point Holdings Corporation, Troika Services, Inc., Troika Analytics, Inc., Troika-Mission Holdings, Inc., Mission Media USA, Inc. and Troika IO, Inc. are subject to the U.S. federal tax rate of 21% and approximately up to 9% state tax for the years ending June 30, 2021 and 2020.

UNITED KINGDOM

We have two operating subsidiaries in the UK, Mission Media Holdings, LTD and Mission Media, LTD, which are subject to a tax rate of 19% for the years ending June 30, 2021 and June 30, 2020.

The below table summarizes the net loss by geographic area for the fiscal years ending June 30:

	Years Ended June 30,
	2021	2020

United States	$(14,868,000)	$(11,294,000)
Foreign	(1,129,000)	(3,153,000)
Total net loss	$(15,997,000)	$(14,447,000)

Income tax (benefit) expense from continuing operations on an estimated GAAP basis for the year ending June 30, 2021 consisted of the following:

	Current	Deferred	Total
Federal	$37,000	$152,000	$189,000
State	27,000	-	27,000
Foreign	-	-	-
Subtotal	64,000	152,000	216,000
Valuation allowance	-	-	-
Total	$64,000	$152,000	$216,000

Income tax (benefit) expense from continuing operations on an estimated GAAP basis for the year ending June 30, 2020 consisted of the following:

	Current	Deferred	Total
Federal	$-	$(3,269,000)	$(3,269,000)
State	-	(466,000)	(466,000)
Foreign	-	(533,000)	(533,000)
Subtotal	-	(4,268,000)	(4,268,000)
Valuation allowance	-	4,268,000	4,268,000
Total	$-	$-	$-

A reconciliation of the estimated federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2021	June 30, 2020
Taxes calculated at federal rate	21.0%	21.0%
Foreign taxes	(0.1)%	(2.9)%
Debt settlement	2.6%	9.2%
Stock compensation	(1.2)%	(1.0)%
Change in valuation allowance	(25.4)%	(12.7)%
State taxes net of federal benefit	1.9%	0.6%
Revaluation of deferred	-%	-%
Acquisition - domestic	-%	-%
Acquisition - foreign	-%	-%
Goodwill impairment	-%	(2.9)%
Other adjustments	1.7%	(11.4)%
Provision for income taxes	0.4%	(0.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2021 and 2020 are presented below:

	June 30, 2021	June 30, 2020
Deferred Tax Assets
Net operating loss carryforwards	$5,320,000	$3,798,000
Accounts receivable reserve	131,000	201,000
Contribution carryover	6,000	851,000
Section 163 (j) limitation	120,000	123,000
Stock based compensation	1,611,000	1,053,000
Accrued interest	89,000	127,000
Contract liabilities	-	-
Deferred rent	-	29,000
Net right-of-use assets	1,772,000	23,000
Other accruals	-	-
Total Deferred Tax Assets	9,049,000	6,205,000

Deferred Tax Liabilities
Fixed Assets	(112,000)	(101,000)
Intangibles	(513,000)	(1,775,000)
Deferred Revenue	(179,000)	(61,000)
Total Deferred Tax Liabilities	(804,000)	(1,937,000)
Net Deferred Tax Assets	8,245,000	4,268,000
Valuation Allowance	(8,245,000)	(4,268,000)

Net deferred tax / (liabilities)	$-	$-

The Company is in the process of reviewing its current deferred tax balances and the above amounts for the periods ending June 30, 2021 and 2020 are estimated, but may not be all inclusive.

Deferred tax assets and liabilities are computed by applying the estimated enacted federal, foreign and state income tax rates to the gross amounts of future taxable amounts and future deductible amounts and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ending June 30, 2021, the estimated valuation allowance increased by $4,268,000 to $8,245,000 as compared to $4,268,000 as of June 30, 2020. The increase in valuation allowance is primarily related to an increase in net operating losses as well as stock-based compensation. The total valuation allowance results from the Company’s position that it is more likely than not able to realize their net deferred tax assets.

At June 30, 2017 and prior to this date, the Company had estimated federal and state net operating loss carry forwards.  For the periods prior to the year ending June 30, 2017 the Company is unable to accurately verify or compute the applicable federal and state net operating losses.  The Company’s tax year end was on a calendar year end December 31. Such losses may not be utilizable or possibly eliminated under IRC Section 382/383, change of ownership rules. Management is in the process of reviewing IRC Section 382/383 at the time of this filing for the period indicated.  The federal net operating loss for the period ending June 30, 2020 is estimated to be $13,892,000 and for state $3,564,000.  The federal net operating loss for the period ending June 30, 2021 is estimated to be $20,623,000 and for state $6,255,000. These carryforwards may be subject to an annual limitation under I.R.C. §§ 382 and 383 and similar state provisions, if the Company experienced one or more ownership changes which would limit the amount of the NOL and tax credit carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by I.R.C. §§ 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an I.R.C. § 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.  As of June 30, 2021 and 2020, the Company’s UK entity Mission Media Limited carryforward NOL’s were $3,865,000 and $2,485,000, respectively.

On June 12, 2017, the Company entered into a merger agreement with Troika Design Group, Inc. and subsidiaries (“Design”) and Daniel Pappalardo, the sole shareholder of Design.  In conjunction with this merger, we believe that the Company experienced an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than 50 percentage point increase in equity ownership by “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on June 12, 2017, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and the Company may not be able to utilize any portion of their NOL carry forwards from the years prior to June 12, 2017 and the portion of the NOL for June 30, 2017 allocable to the portion of the year prior to June 12, 2017.  NOLs from subsequent years should not be affected by the ownership change on June 12, 2017.

There is a new tax on global intangible low-taxed income (GILTI) of subsidiaries of US parents. This new tax law is based on the excess of foreign income over a specified return (deemed return on tangible assets of foreign corporation). This will result in a US tax on foreign earnings where: (i) there is not a large aggregate foreign fixed asset base; and (ii) foreign earnings are taxed at a low rate. For ASC 740 (Accounting for Income Tax), it is acceptable to recognize the GILTI in the year in which it is included on the tax return on the basis that it is triggered by the existence, on an aggregate basis, of "excess" low-taxed foreign income in that year. For IFRS tax accounting and GAAP, it is acceptable to recognize the charge for GILTI in the year in which it is included on the tax return on the basis that it is triggered by the existence, on an aggregate basis, of "excess" low-taxed foreign income in that year. Since the Mission foreign subsidiaries for the year ending June 30, 2021 recorded an operating loss $1,380,000 there is no current GILTI tax recorded as a period cost. The Company is in the process of reviewing GILTI, as it is computed on a cumulative basis, as it relates to United States Repatriation Tax, as well as GILTI.

As of December 31, 2019, the Company had an estimated net operating loss (NOL) carryforward of approximately $38,365,000. The NOL carryforward estimated to begins to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a Section 382 limitation on its NOLs that will limit the use of its NOLs in the future. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act are effective September 27, 2017, others are effective or identified as of December 31, 2017 and others are effective after January 1, 2018.

Given the timing of enactment of the Tax Act and the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period should not extend beyond one year from the Tax Act enactment date and is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the registrant is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Accounting for Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740, Accounting for Income Taxes, based on the tax law in effect prior to enactment of the Tax Act.

Amounts recorded where accounting is complete for the year commencing January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its estimated ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause a reduction to our U.S. federal estimated deferred tax asset fully offset by a reduction of our valuation allowance.

Effects of tax law changes where a reasonable estimate of the accounting effects have not yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. The Company has performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. The Company will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

The Company has filed delinquent 2016, 2017 and 2018 Federal, State and local tax returns in October 2020 since and therefore these tax returns remain open to audit for all income tax returns filed until October 2023. No assurance concerning IRC 382,383,108, etc. and such outcome, since Federal, State/Local and Foreign income tax returns remain delinquent to the date of this filing.

NOTE 14 – DISAGGREGATION OF REVENUE & LONG-LIVED ASSETS

The following table presents the disaggregation of gross revenue between revenue types:

	Years Ended June 30,
	2021	2020
Project fees	$6,418,000	$6,816,000
Retainer fees	2,140,000	3,194,000
Fee income	3,581,000	5,420,000
Reimbursement income	4,029,000	9,177,000
Other revenue	24,000	6,000
	$16,192,000	$24,613,000

The following table presents the disaggregation of gross revenue between the United States and the United Kingdom for the years presented:

	Years Ended June 30,
	2021	2020
Gross Revenue:
United States	$10,270,000	$15,954,000
United Kingdom	5,922,000	8,659,000
Total gross revenue	$16,192,000	$24,613,000

The following table presents the disaggregation of gross profit between the United States and the United Kingdom for the years presented:

	Years Ended June 30,
	2021	2020
Gross profit:
United States	$5,253,000	$8,084,000
United Kingdom	3,435,000	4,893,000
Total gross profit	$8,688,000	$12,977,000

The following table presents the disaggregation of net loss between the United States and the United Kingdom for the years presented:

	Years Ended June 30,
	2021	2020
Net loss:
United States	$(14,868,000)	$(11,294,000)
United Kingdom	(1,129,000)	(3,153,000)
Total net loss	$(15,997,000)	$(14,447,000)

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2021:

	United States	United Kingdom	Total
Computer equipment	$468,000	$229,000	$697,000
Website design	6,000	-	6,000
Office machine & equipment	51,000	46,000	97,000
Furniture & fixtures	352,000	86,000	438,000
Leasehold improvements	135,000	-	135,000
Tenant incentives	145,000	-	145,000
	1,157,000	361,000	1,518,000

Accumulated depreciation	(867,000)	(308,000)	(1,175,000)
Net book value	$290,000	$53,000	$343,000

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2020:

	United States	United Kingdom	Total
Computer equipment	$460,000	$160,000	$620,000
Website design	6,000	-	6,000
Office machine & equipment	53,000	36,000	89,000
Furniture & fixtures	350,000	79,000	429,000
Leasehold improvements	54,000	119,000	173,000
Tenant incentives	145,000	-	145,000
	1,068,000	394,000	1,462,000
Accumulated depreciation	(770,000)	(348,000)	(1,118,000)
Net book value	$298,000	$46,000	$344,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of June 30, 2021.

Intangibles	US	UK	Total
Customer relationship	$4,960,000	$-	$4,960,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	-	1,430,000
Technology	520,000	-	520,000
Tradename	470,000	-	470,000
Workforce acquired	2,125,000	-	2,125,000
	10,265,000	-	10,265,000
Less: accumulated amortization	(7,662,000)	-	(7,662,000)

Net book value	$2,603,000	$-	$2,603,000

Goodwill	$11,837,000	$7,531,000	$19,368,000

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

NOTE 15 – SUBSEQUENT EVENTS

STEPHENSON SETTLEMENT

On July 14, 2021, the Company entered into a settlement agreement regarding the aforementioned Stephenson legal dispute which settled all matters between the Company and the former owners of the Mission entities. The agreement provided for the full payment of all amounts due to the Company and allowed the Stephensons to sell the shares subject to a leak-out period. The agreement was filed with the Court and a settlement payment of approximately $905,000 was received by the Company which will be recognized in the first quarter of fiscal year 2022. The Company is monitoring the sales of shares and as of the date hereof, the Stephensons have complied with the leak-out provisions. Please see Note 11 – Legal Contingencies for additional detail.

STARSTONE SETTLEMENT

In July 2021, the Company settled a legal dispute with a former employee for $115,000 and payment was subsequently made. The cost of the settlement was fully accrued in the fiscal year ending June 30, 2021.

LEASE AGREEMENT

In September 2021, Troika Services, Inc. extended the terms of the existing Englewood Cliffs, NJ lease agreement and relocated to a larger office space within the same building. The lease agreement was extended five years and the lease expense was increased to $8,389 per month increasing 3% annually.

APPOINTMENT OF BOARD OF DIRECTOR

On July 1, 2021, the Company appointed its General Counsel and Secretary Michael Tenore to serve as a Board of Director of Mission Media, LTD and Mission Media Holdings, LTD.

REDEEEM NAME CHANGE

In July 2021, the name of Redeeem Acquisition Corp was formally changed to Troika IO, Inc.

REDEEEM SHARES ISSUED RELATING TO ACQUISITION

In August 2021, the Company issued 452,929 shares of common stock to Redeeem’s employees as per the asset purchase agreement dated May 21, 2021. Valued at $1,210,000 at $2.6715 per share, the balance was recorded as a stock payable on June 30, 2021.

REDEEEM SHARES ISSUED RELATING TO DEFERRED COMPENSATION

 In August 2021, the Company issued 3,623,433 shares of common stock to Redeeem’s employees as per the escrow agreement dated May 21, 2021 relating to the acquisition.  Vested over three years and valued at $9,680,000 at $2.6715 per share, the balance was recorded as deferred compensation on June 30, 2021.  The shares are currently being held in an escrow account and subject to the vesting schedule in the escrow agreement.

REDEEEM STOCK OPTIONS ISSUED

 In July 2021, the Company issued options to the employees of Troika IO, as per the asset purchase agreement dated May 21, 2021, to purchase 383,500 shares of the Company’s common stock for $2.61 per share.  Valued at $500,000, the options were subject to a three-year vesting period.  The asset purchase agreement allows the President of Troika IO to distribute up to 650,000 in options to its employees; however to date the remaining options have not been issued.

(b) Exhibits

The following Exhibits are filed with this Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
2.1

Subsidiary Merger Agreement, dated as of March 27, 2015 by and among SignalPoint Holdings Corp., Roomlinx, SignalShare Infrastructure Inc. and RMLX Merger Corp. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on April 2, 2015.

2.2

Termination and Release Agreement, dated as of February 10, 2015 by and among the Registrant, SignalPoint Holdings Corp. and Roomlinx Merger Corp. is incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 13, 2015.

2.3

Stock Pledge and Security Agreement dated May 6, 2016 by and between Digital Media Acquisition Group Corp., SignalPoint Telecommunications Corp. and Signal Share Development Corp. to Brookville Special Purpose Fund LLC, Veritas High Yield Fund LLC and Allied International Fund, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2016.

2.4

Merger Agreement, dated as of June 12, 2017 by and among (i) Troika Design Group Inc. and each of its subsidiaries; (ii) Daniel Pappalardo; (iii) M2 nGage Group Inc.; and (iv) Troika Acquisition Corp. is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017.

2.5

Equity Purchase Agreement dated as of June 29, 2018 by and among Nicola Stephenson, James Stephenson, Troika Media Group Inc. and Troika Mission Holdings Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2018.

2.6

Asset Purchase Agreement dated May 21, 2021, by and among Redeeem LLC, Kyle Hill, Redeeem Acquisition Corp. and Troika Media Group Inc. is incorporated by reference to Exhibit 21 to Registrant’s Current Report on Form 8-K filed on May 25, 2021.

3.1

Amended and Restated Articles of Incorporation of the Registrant, including Class A Preferred Stock terms, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010.

3.2	Amended and Restated By-Laws of the Registrant adopted on March 29, 2021. (3)

3.3

Certificate of Correction to Articles of Incorporation of Roomlinx dated March 26, 2015 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015.

3.4

Certificate of Designation of the Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock is incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 8, 2016.

64

3.5	Amendment to Certificate of Designation of Series B Preferred Stock is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2016.

3.6

Certificate of Amendment to Articles of Incorporation dated July 27, 2016 changing the Registrant’s name to M2 nGage Group Inc. is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2016.

3.7	Certificate of Designation of the Rights, Preferences, Privileges and Designations of Series C Convertible Preferred Stock dated June 14, 2017. (2)

3.8

Articles of Merger dated July 7, 2017 changing the Registrant’s name to M2 nGage Group Inc. is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2017.

3.9	Certificate of Designation of the Rights, Preferences, Privileges and Designations of Series D Convertible Preferred Stock dated February 22, 2018. (2)

3.10	Certificate of Amendment to Certificate of Designation of Series D Preferred Stock dated June 20, 2018. (2)

3.11

Amendment to Certificate of Designation of Series D Preferred Stock dated April 23, 2018, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 24, 2018.

3.12	Certificate of Amendment to Articles of Incorporation dated April 24, 2018 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 24, 2018.

3.13	Certificate of Amendment to Articles of Incorporation filed on September 24, 2020. (1)

4.1

Form of Common Stock Investor Warrants issued in connection with Series B Preferred Stock Offering is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 8, 2016.

4.2	Form of Subscription Agreement for use by Non-U.S. Persons dated February 27, 2017 for Series C Preferred Stock. (2)

4.3	Form of Subscription Agreement for use by Non-U.S. Persons dated June 5, 2018 for Series D Preferred Stock. (2)

4.4	Common Stock Purchase Warrant dated February 15, 2017 of M2 nGage Group Inc. to SAB Management LLC. (2)

4.5	Form of Stock Option Agreement dated June 12, 2017 granted to each of Christopher Broderick, Michael Tenore and Daniel Pappalardo. (2)

4.6	2015 Employee, Director and Consultant Equity Incentive Plan. (2)

4.7	Warrant to purchase 1,111,111 shares of Common Stock issued by the Company to NFS, incorporated by reference to Exhibit 10.6 of the Registrant’s Report on Form 8-K filed on August 6, 2015.

65

4.8

Goodwill Purchase Agreement dated as of June 29, 2018 between Nicola Stephenson, Troika Media Group Inc. and Troika Mission Holdings Inc. is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2018.

4.9	Form of Common Stock Purchase Warrant (included in Exhibit 10.11) (3)

10.1

Amended and Restated Executive Employment Agreement dated as of February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and Christopher Broderick, as amended on June 1, 2017, June 12, 2017 and June 5, 2018.(2)

10.2

Amended and Restated Consulting Agreement dated February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and SAB Management LLC, as amended on August 8, 2017, April 16, 2018 and June 5, 2018.(2)

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (2)

10.4

Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017

10.5

Executive Employment Agreement dated as of June 29, 2018 by and between Mission Media USA Inc., Troika Media Group Inc. and Nicola Stephenson is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2018.

10.6

Reconfirmation of Foreclosure and Notice of Asset Transfer dated as of October 24, 2016 to Digital Media Acquisition Group Corp., M2 nGage Communications Inc., M2 nGage, Inc. from M2 nGage Telecommunications Corp. and M2 nGage Software Development and Design Corp. (2)

10.7	Settlement Agreement and Mutual General Release dated as of July 26, 2017 by and among the Registrant, Robert DePalo, RoseMarie DePalo and the Secured Lenders. (2)

10.8	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (3)

10.9	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (2)

10.10	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (3)

10.11	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (3)

10.12	Office Lease dated April 6, 2019, for 28/32 Shelton Street, London, WC2 UK (3)

10.13

Promissory Notes dated between February 9 and February 23, 2021 in the respective amounts of $78,100, $74,900, $602,200, $125,400 and $812,600 payable to Connect One Bank under the U.S. Small Business Administration Paycheck Protection Program. (3)

10.14

Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

66

10.15

Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

10.16	Form of Lock-Up Agreement is incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

14.1	Corporate Code of Conduct. (1)

21.1*	Subsidiaries of the Registrant.

99.1	Mission-Media Holdings Limited Annual Report and Financial Statements for the period ended 31 December 2017. (2)

99.2	Mission-Media Limited Directors Report and Financial Statements for the period ended 31 December 2017. (2)

99.3	Mission-Media Holdings Limited Non-Statutory Report and Financial Statements for the period ended 31 December 2017. (2)

_____________

*	Filed herewith
(1)	Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on March 19, 2021.
(2)	Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on August 1, 2019
(3)	Incorporated by reference to the Registrant’s Registration Statement No. 333-254889 filed on March 31, 2021, as amended on April 8, 2021

(b) Financial Statement Schedules

Financial Statement Schedules are omitted because the information is included in our financial statements or notes to those financial statements.

Item 16. Form 10‑K Summary.

None

67

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROIKA MEDIA GROUP, INC.

By:	/s/ Robert B. Machinist
Name:	Robert B. Machinist
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Machinist
Robert B. Machinist	Chairman and Chief Executive Officer	September 27, 2021
(Principal Executive Officer)

/s/ Christopher Broderick
Christopher Broderick	Chief Operating Officer/ CFO	September 27, 2021
(Principal Financial and Accounting Officer)

/s/ Jeff Kurtz
Jeff Kurtz	Director	September 27, 2021

/s/ Daniel Pappalardo
Daniel Pappalardo	President of Troika Design Group and Director	September 27, 2021

/s/ Thomas Ochocki
Thomas Ochocki	Director	September 27, 2021

/s/ Daniel Jankowski
Daniel Jankowski	Director	September 27, 2021

/s/ Martin Pompadur
Martin Pompadur	Director	September 27, 2021

68