Form 10-Q
period 2021-09-30
Troika Media Group, Inc.
filed 2021-11-15
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response....... 186.82

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the deﬁnitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☒ Yes      ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court. ☐ Yes     ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2021
Common Stock, $.001 par value	43,572,950

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2021	June 30, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,752,000	$12,066,000
Accounts receivable, net	1,976,000	1,327,000
Prepaid expenses	625,000	670,000
Other assets – short term portion	67,000	1,000
Total current assets	12,420,000	14,064,000

Other assets -long term portion	628,000	626,000
Property and equipment, net	379,000	343,000
Operating lease right-of-use assets	6,827,000	6,887,000
Intangible assets, net	2,431,000	2,603,000
Goodwill	19,368,000	19,368,000
Total assets	$42,053,000	$43,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$7,396,000	$8,363,000
Convertible notes payable	50,000	50,000
Note payable - related party - short term portion	180,000	200,000
Due to related parties	7,000	41,000
Contract liabilities	6,873,000	5,973,000
Operating lease liability - short term portion	3,115,000	3,344,000
Derivative liabilities	1,000	13,000
Taxes payable	62,000	62,000
Stimulus loan programs- short term portion	15,000	22,000
Total current liabilities	17,699,000	18,068,000

Long term liabilities:
Operating lease liability - long term portion	5,785,000	5,835,000
Stimulus loan programs - long term portion	425,000	547,000
Rental deposits	119,000	119,000
Other long term liabilities	309,000	477,000
Liabilities of discontinued operations - long term portion	107,000	107,000

Total liabilities	24,444,000	25,153,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, 720,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021)	7,000	7,000
Common stock, ($0.001 par value: 300,000,000 shares authorized; 43,572,950 and 39,496,588 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	44,000	40,000
Additional paid-in-capital	206,973,000	204,788,000
Stock payable	-	1,210,000
Accumulated deficit	(189,028,000)	(186,889,000)
Other Comprehensive Loss	(387,000)	(418,000)
Total stockholders’ equity	17,609,000	18,738,000
Total liabilities and stockholders’ equity	$42,053,000	$43,891,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
	2021	2020

Project revenues, net	$8,349,000	$4,132,000
Cost of revenues	4,837,000	2,280,000
Gross profit	3,512,000	1,852,000

Operating expenses:
Selling, general and administrative expenses	6,235,000	4,450,000
Professional fees	568,000	788,000
Depreciation expense	30,000	31,000
Amortization expense of intangibles	172,000	540,000
Total operating expenses	7,005,000	5,809,000
Loss from operations	(3,493,000)	(3,957,000)

Other income (expense):
Income from government grants	262,000	-
Amortization expense on note payable discount	-	(17,000)
Interest expense	(13,000)	(4,000)
Foreign exchange loss	(16,000)	(47,000)
Loss on early termination of operating lease	(3,000)	-
Gain (loss) on derivative liabilities	12,000	(23,000)
Other income	1,112,000	127,000
Total other income (expense)	1,354,000	36,000

Net loss before income tax	(2,139,000)	(3,921,000)
Provision for income tax	-	-
Net loss after income tax	(2,139,000)	(3,921,000)

Net loss	$(2,139,000)	$(3,921,000)
Net loss attributable to common stockholders	(2,139,000)	(3,921,000)
Foreign currency translation adjustment	31,000	(93,000)
Comprehensive loss	$(2,108,000)	$(4,014,000)

Basic earnings (loss) per share
Continuing operations	$(0.05)	$(0.22)
Net loss attributable to common stockholders	$(0.05)	$(0.22)

Weighted average basic shares outstanding	41,422,781	17,490,910
Weighted average diluted shares outstanding	41,422,781	17,490,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Three Months Ended September 30, 2021 and 2020 (Unaudited)

	Preferred Stock - Series A $ 0.01 Par Value		Preferred Stock - Series B $ 0.01 Par Value		Preferred Stock - Series C $ 0.01 Par Value		Preferred Stock - Series D $ 0.01 Par Value		Common Stock $ 0.001 Par Value		Additional Paid In	Stock	Accumulated	Comprehensive Income	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Loss)	Equity

BALANCE — July 1, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Issuance of common stock related to convertible notes									499,223	-	1,400,000	-			1,400,000
Issuance of common stock related to stock payable									1,733,333	2,000	1,298,000	(1,300,000)			-
Stock-based compensation on options											166,000				166,000
Stock-based compensation on warrants											154,000				154,000
Imputed interest on convertible note payable											4,000				4,000
Foreign currency translation gain														(93,000)	(93,000)
Net loss													(3,921,000)		(3,921,000)
BALANCE — September 30, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	17,687,179	$18,000	$179,284,000	$-	$(174,813,000)	$160,000	$4,710,000

BALANCE — July 1, 2021	720,000	$7,000	-	$-	-	$-	-	$-	39,496,588	$40,000	$204,788,000	$1,210,000	$(186,889,000)	$(418,000)	$18,738,000
Common stock issued relating to Redeeem acquisition									452,929	-	1,210,000	(1,210,000)			-
Record vested deferred compensation relating to Redeeem employees									3,623,433	4,000	801,000				805,000
Stock-based compensation on options											107,000				107,000
Stock-based compensation on warrants											67,000				67,000
Foreign currency translation gain														31,000	31,000
Net loss													(2,139,000)		(2,139,000)

BALANCE — September 30, 2021	720,000	$7,000	-	$-	-	$-	-	$-	43,572,950	$44,000	$206,973,000	$-	$(189,028,000)	$(387,000)	$17,609,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,139,000)	$(3,921,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,000	31,000
Amortization of intangibles	172,000	540,000
Amortization of discount on convertible note payables	-	17,000
Stock-based compensation on options	107,000	166,000
Stock-based compensation on warrants	67,000	154,000
Stock-based compensation relating to Redeeem acquisition	805,000	-
Imputed interest for note payable	-	4,000
Loss on early termination of operating lease	3,000	-
(Gain)/loss on derivative liabilities	(12,000)	23,000
Recovery for bad debt provision	(69,000)	(100,000)
Change in operating assets and liabilities:
Accounts receivable	(580,000)	(426,000)
Prepaid expenses	45,000	(48,000)
Accounts payable and accrued expenses	(969,000)	2,030,000
Other assets	(68,000)	(4,000)
Operating lease liability	(222,000)	(171,000)
Due to related parties	(34,000)	-
Other long term liabilities	(168,000)	-
Contract liabilities relating to revenue	1,170,000	181,000
Contract liabilities relating to government grants	(399,000)	-
Net cash used in operating activities	(2,261,000)	(1,182,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(68,000)	(7,000)
Net cash used in investing activities	(68,000)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stimulus program loans	-	565,000
Payments to note payable related party	(20,000)	-
Proceeds from convertible note payable	-	150,000
Net cash (used in) provided by financing activities	(20,000)	715,000

Effect of exchange rate on cash	35,000	(9,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,314,000)	$(483,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of period	$9,752,000	$1,223,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$3,000	$-
Noncash investing and financing activities:
Initial discount recorded on convertible notes	$-	$50,000
Conversion of convertible note payable	$-	$1,400,000
Issuance of common stock related to stock payable	$-	$1,300,000
Right-of-use assets acquired through adoption of ASC 842	$467,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TROIKA MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2021 and 2020

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, in all material respects, of the information contained herein. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended June 30, 2021.

Risks & Uncertainties

Liquidity

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows until fiscal year 2024.  For the three months ending September 30, 2021, the Company had a net loss of $2.1 million, which increased the accumulated deficit to $189.0 million at September 30, 2021 from $186.9 million at June 30, 2021.  At September 30, 2021, the Company had approximately $9.8 million in cash and cash equivalents and a total of $12.4 million in current assets in relation to $17.7 million in current liabilities.  While the Company continues to find efficiencies with its acquisitions of Troika Design Group, Inc. and  Mission Group as well as the assets of Redeeem LLC, the departure of Mission’s President and Founder in fiscal year 2019 together with the coronavirus (COVID-19) pandemic impacted revenue more than anticipated.

With the acquisition of Mission Group, the Company is attempting to increase Troika’s footprint in major media markets, such as NY and London.  The Company also continues to expand its consulting services and breadth of product offering with existing Mission and Troika clients and increase business development in NY and London as a result of the Mission acquisition.  Additionally, the Company intends to add to Mission business development due to Troika’s existing clientele.  As a result of these developments and the Company’s intent to save costs in overhead through rationalized headcount from synergies achieved in the acquisition of Mission, the consolidated fiscal year 2024 forecast for the combined entity is $1.7 million in adjusted EBITDA.

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

Based on the recent acquisitions, Company-wide consolidation, and management’s plans, the Company believes that the current cash on hand of $9,752,000and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.  In addition, Management believes they can raise additional capital, if necessary, given the Company has been successful at raising funding through both equity and debt financing.

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

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we expect to experience a decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions.  On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company intends to use to address any cash shortfalls that resulted from the current pandemic.  In February 2021, the Company obtained additional relief under the CARES Act in the form of Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which were used for payroll, healthcare benefits, and other applicable operating expenses.  In July 2021, the Company was notified that all of the stimulus funds were forgiven with the exception of approximately $8,000 which was returned in the three months ending September 30, 2021.

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

RECLASSIFICATION OF PRIOR YEAR FINANCIALS

In the three months ended September 30, 2020, the Company reported amortization of right-of-use assets of $320,000 in its Condensed Consolidated Statements of Cash Flows separately in net cash used in operating activities.  For purposes of consistency, this balance was reclassified to operating lease liability within the Condensed Consolidated Statements of Cash Flows resulting in a balance of $171,000 from $(149,000).  The reclassification did not change the net cash used in operating activities as it remains at $(1,182,000).

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

 Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and June 30, 2021.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of September 30, 2021 and  June 30, 2021, the Company had $8,357,000 and $10,125,000 in cash that was uninsured, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  As of September 30, 2021 and June 30, 2021, the Company had no cash equivalents.

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

The Company periodically reviews the outstanding accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. When a customer’s account is deemed to be uncollectible the outstanding balance is charged to the allowance for doubtful accounts. As of September 30, 2021 and June 30, 2021, the Company had $452,000 and $521,000 in allowance for doubtful accounts, respectively.

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

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at June 30 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  There was no goodwill impairment recorded as a result of the Company’s annual impairment assessment on June 30, 2021. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

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

Intangibles

Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for intangibles in the three months ended September 30, 2021 and 2020.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of September 30, 2021 and June 30, 2021.

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

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During the three months ended September 30, 2021 and 2020, the Company incurred $18,000 and $0, respectively, on marketing, trade shows and advertising.

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

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars for all entities other than Mission Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling (GBP). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into U.S. Dollars at balance sheet date, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the three months ended September 30, 2021 closing rate at 1.34260 US$: GBP, average rate at 1.37167 US$: GBP, for the three months ended September 30, 2020 closing rate at 1.29180 US$: GBP, average rate at 1.31230 US$: GBP.

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

The Company has net operating losses for both their US and UK entities however a full valuation allowance was recorded due to uncertainties in realizing the deferred tax asset.

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  For the Company, comprehensive loss for the three months ended September 30, 2021 and 2020 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents as of September 30, 2021 and 2020, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and net loss:

	September 30,
	2021	2020
Convertible preferred stock	48,000	16,280,397
Stock options	2,793,255	2,576,869
Stock warrants	7,403,569	6,997,518
Total	10,244,824	25,854,785

STIMULUS FUNDING

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed.   On September 30, 2021, the Company recorded deferred income liabilities of $0 within contract liabilities and $440,000 within stimulus loans, respectively.  On June 30, 2021, the Company recorded deferred income liabilities of $270,000 within contract liabilities and $569,000 within stimulus loans, respectively.  For the three months ending September 30, 2021 and 2020, the Company recognized $262,000 and $0 in income from government grants, respectively.  In the three months ending September 30, 2021, $8,000 of the stimulus funding was not forgiven and returned to the bank.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Computer equipment	$728,000	$697,000
Website design	6,000	6,000
Office machine & equipment	95,000	97,000
Furniture & fixtures	456,000	438,000
Leasehold improvements	144,000	135,000
Tenant incentives	145,000	145,000
	1,574,000	1,518,000
Accumulated depreciation	(1,195,000)	(1,175,000)
Net book value	$379,000	$343,000

During the three months ended September 30, 2021 and 2020, depreciation expense was $30,000 and $31,000, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Customer relationship	$4,960,000	$4,960,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	1,430,000
Technology	520,000	520,000
Tradename	470,000	470,000
Workforce acquired	2,125,000	2,125,000
	10,265,000	10,265,000
Less: accumulated amortization	(7,834,000)	(7,662,000)

Net book value	$2,431,000	$2,603,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life.   For the three months ended September 30, 2021, the Company had no impairments.  During the fiscal year ending June 30, 2021, the Company recorded $0 in impairment expense related to intangibles.

During the three months ended September 30, 2021 and 2020, amortization expense was $172,000 and $540,000, respectively.

NOTE 4 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of September 30, 2021 and June 30, 2021, the Company recorded $7,396,000 and $8,363,000 in accounts payable and accrued expenses respectively.  Both accounts payable and accrued expenses are treated as current liabilities however the difference is that a formal invoice has been received and entered to record an accounts payable.

	September 30, 2021	June 30, 2021
Accounts payable	$2,135,000	$2,362,000
Accrued expenses	4,195,000	4,819,000
Accrued payroll	361,000	294,000
Accrued taxes	705,000	888,000
	$7,396,000	$8,363,000

NOTE 5 – CONVERTIBLE NOTES PAYABLE

                In October 2020, the Company received gross proceeds of $50,000 representing a convertible note payable issued to an existing investor.   Terms include an interest rate of 10% and a maturity date the earlier of January 1, 2021 or five business days after the Company is listed on a US national securities exchange.  Upon mutual agreement, the outstanding balance can be converted to common stock at a conversion price 25% less the current market price.  In consideration for the loan, 6,667 warrants were issued at an exercise price of $2.25 per share vesting over three years.  The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability.   The fair market value of the embedded conversion feature was determined to be $1,000 and $13,000 using the Black-Scholes model as of September 30, 2021 and June 30, 2021, respectively.   The derivative liability was recorded as a short-term liability and interest expense of $1,000 was recorded for the three months ending September 30, 2021.  The assumptions used in the Black-Scholes valuation include a volatility of 64.49%, risk-free rate of 0.98% and a term of one.

During the three months ended September 30, 2021 and 2020, the Company paid $0 towards the principal of the Promissory Notes.

As of September 30, 2021 and June 30, 2021, there was a total $50,000 in notes payable outstanding.  The Company recorded $1,000 in interest expense relating to convertible note payables during the three months ended September 30, 2021 and 2020.  The Company recorded $0 and $17,000 in amortization expense relating to the note payable discount during the three months ended September 30, 2021 and 2020, respectively.

NOTE 6 – NOTE PAYABLE RELATED PARTY

As of September 30, 2021 and 2020, the Company owed the founder and CEO of Troika Design Group, Inc., Dan Pappalardo, approximately $180,000 and $217,000, respectively.  The loan was due and payable on demand and accrue interest at 10.0% per annum.  In the year ended June 30, 2021, the Company paid $17,000 to Dan Pappalardo representing miscellaneous expense reimbursements and in the three months ending September 30, 2021 paid $20,000 in principal.  Interest expense of $5,000 were recorded for this note for the three months ending September 30, 2021 and 2020.

As of September 30, 2021 and 2020, the Company owed the estate of his mother Sally Pappalardo $0 and $235,000, respectively.  The loan was due and payable on demand and accrued interest at 10.0% per annum.  Interest expense of $0 and $5,000 were recorded for this note for the three months ending September 30, 2021 and 2020, respectively.  In the year ended June 30, 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000.  The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

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

Total interest expense on note payable related party was $5,000 and $10,000 for the three months ending September 30, 2021 and 2020, respectively.  Total imputed interest on note payable related party was $0 and $4,000 for the three months ending September 30, 2021 and 2020, respectively.

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

When the new accounting standard was adopted on July 1, 2019, the Company had current and long-term operating lease liabilities of $2,275,000 and $6,916,000, respectively, and right of use of assets of $8,348,000.  As of September 30, 2021, the Company had current and long-term operating lease liabilities of $3,115,000 and $5,785,000, respectively, and right of use of assets of $6,827,000. As of June 30, 2021, the Company had current and long-term operating lease liabilities of $3,344,000 and $5,835,000, respectively, and right of use of assets of $6,887,000.

Future minimum lease payments on a discounted and undiscounted basis under these leases are as follows:

	Troika Gower	Troika LaBrea	Corporate Englewood	Mission US Brooklyn	Mission US Manhattan	Mission UK London	Undiscounted Cash Flows
Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

Remainder of 2022	$712,000	$883,000	$83,000	$827,000	$171,000	$380,000	$3,056,000
2023	558,000	-	103,000	497,000	-	631,000	1,789,000
2024	580,000	-	107,000	509,000	-	631,000	1,827,000
2025	346,000	-	110,000	522,000	-	631,000	1,609,000
2026	-	-	112,000	535,000	-	526,000	1,173,000
2027	-	-	9,000	455,000	-		464,000

Total undiscounted minimum future payments	$2,196,000	$883,000	$524,000	$3,345,000	$171,000	$2,799,000	$9,918,000
Imputed interest	(134,000)	-	(65,000)	(415,000)	(24,000)	(380,000)	(1,018,000)
Total operating lease liabilities	$2,062,000	$883,000	$459,000	$2,930,000	$147,000	$2,419,000	$8,900,000
Short-term lease liabilities	$762,000	$883,000	$85,000	$824,000	$147,000	$414,000	$3,115,000
Long-term lease liabilities	$1,300,000	$-	$374,000	$2,106,000	$-	$2,005,000	$5,785,000

Other information related to our operating leases is as follows:

Three Months Ended September 30, 2021
Weighted average remaining lease term in years	3.7 years
Weighted average discount rate	10.3%

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

On February 1, 2018, Troika Media Group entered into a five-year lease agreement for office space in Englewood Cliffs, NJ.  The beginning lease expense was $4,120 per month escalating annually at 3.5% and the lease expires on January 31, 2023.  In August 2021, the Company terminated the lease and Troika Services, Inc. entered into a new lease agreement for a larger office space within the same building.  The beginning lease expense was $8,390 per month escalating annually at 3.0% for a term of five years expiring July 2026.   As per accounting standard ASC 842, the Company is treating this lease as new agreement and recorded a loss of $3,000 from the early termination of the operating lease.  As a result of the new lease agreement, the Company acquired $467,000 in right-of-use assets.

On January 9, 2014, Mission USA entered into a seven year and five-month lease agreement for office space in New York, NY.  The beginning lease expense was $19,230 per month escalating annually at 2.5%.  As part of the lease agreement, Mission USA received a rent abatement in months one through five of the lease. The lease expires January 2022.

On May 2, 2017, Mission USA entered into a ten-year lease agreement for office space in Brooklyn, NY. The beginning lease expense was $34,278 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through four of the lease. The lease expires on May 1, 2027.  In August 2021, the Company amended the lease agreement and lowered the base rent beginning in July 2021 to $24,750 for twelve months, escalating to $28,875 in July 2022 for twelve months, and then returning to the original lease agreement.  Contingent on the Company abiding by the payment terms stipulated in the amendment regarding the outstanding rent, the landlord agreed to abate $120,405 of this balance and the Company is planning on recording this abatement in August 2022 after fulfilling its obligations relating to the payment terms.

On April 6, 2016, Mission UK entered into a ten-year lease agreement for office space in London, UK. The beginning lease expense was £17,365 ($22,432) per month for the first twelve months and then escalated to £40,916 ($52,855) per month for the remainder of the lease which expires April 5, 2026.  As part of the lease agreement, Mission UK received a rent abatement in months sixty-one through sixty-six of the lease.   On September 8, 2020, Mission UK entered into an amendment to the current lease providing a discount for the period between March 25, 2020 and September 28, 2020 in acceptance of an increase in the monthly payments from £40,916 to £46,766 for the months of October 2020 through April 2021.  The amended lease was recorded in accordance ASC 842 and the lease expense was recognized on a straight-line basis over the new lease term.  In April 2021, Mission UK terminated the original lease agreement and has agreed with the landlord to occupy the first floor of the building through June 2021 at £8,858 per month.  In April 2021, Mission UK entered into a three-year lease agreement for office space in London, UK ending in April 2024. The lease expense is £39,173 ($54,016) per month throughout the life of the lease.

On February 1, 2020, Troika Production Group, LLC. entered into a five-year lease agreement for office space in Los Angeles, CA.  The beginning lease expense is $42,265 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 3.5%, year over year.  The lease expires on January 31, 2025.

The Company accounts for leases based on the new accounting standard ASC 842 and recorded $345,000 and $782,000 in rent expense for the three months ended September 30, 2021 and 2020, respectively.

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

NOTE 8 – LEGAL MATTERS

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

STEPHENSON SETTLEMENT

In July 2021, the Company entered into a settlement agreement regarding the Stephenson legal dispute which settled all matters between the Company and the former owners of the Mission entities.  The agreement provided for the full payment of all amounts due to the Company and allowed the Stephensons to sell the shares subject to a leak-out period.  The agreement was filed with the Court and a settlement payment of approximately $905,000 which was recognized in the three months ending September 30, 2021.  In addition to this cash settlement, the Company also reversed approximately $133,000 in accruals relating to the Stephensons which was recorded as other income.

Other than the foregoing, no material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate, to management’s knowledge) is party to or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

LA BREA LEASE AGREEMENT

The Company was contacted by counsel representing the landlord of Troika Design’s former La Brea office lease in Los Angeles regarding the amounts due under the lease.  The Company is reviewing the claims and assessing the amount due under the lease although an exact figure cannot be ascertained at this time due to potential mitigating factors.  It is management’s belief that the Company has reasonably accrued a corresponding liability and that a settlement will be entered into with payments over time sometime in the near future, but negotiations have not begun.

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

COMMON STOCK

As of September 30, 2021 and June 30, 2021, the Company had 43,572,950 and 39,496,588 shares of common stock issued and outstanding, respectively.

In the three months ending September 30, 2020, the holder of a convertible promissory note for $1,000,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.00 per share and 387,223 shares were issued representing the outstanding principal and accrued interest.

In the three months ending September 30, 2020, the holder of a convertible promissory note for $200,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.75 per share and 56,000 shares were issued representing the outstanding principal and loan fee.

In the three months ending September 30, 2020, the holder of a convertible promissory note for $200,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.75 per share and 56,000 shares were issued representing the outstanding principal and loan fee.

In July 2020, the holder of a related party convertible promissory note of $1,300,000 elected to convert the debt into shares of the Company’s common stock at a rate of $0.75 per share for 1,733,334 shares.

PREFERRED STOCK

The Company has authorized 15,000,000 shares as preferred stock, par value $0.01 series A, B, C and D, of which 5,000,000 shares have been designated as Series A preferred stock; 3,000,000 shares have been designated as Series B convertible preferred stock; 1,200,000 shares have been designated as Series C convertible preferred stock; and 2,500,000 shares have been designated as Series D convertible preferred stock.

As of September 30, 2021, 720,000 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; and 0 shares of Series D Preferred Stock were issued and outstanding.

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

STOCK PAYABLE

                In the fiscal year ended June 30, 2021, the Company recorded a stock payable of $1,210,000 relating to the acquisition of Redeeem, LLC.   As per the asset purchase agreement dated May 21, 2021, 452,929 shares of common stock valued at $2.6715 per share were due to be issued to Redeeem’s employees and these shares were issued in August 2021.

DEFERRED COMPENSATION

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of fintech platform Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock.  In addition, the Company agreed to provide equity to its employees to be vested over three years valued at $9,680,000 representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three years, the Company is treating this as deferred compensation and the expenses are recorded as the equity is vested.  The vested portion of the deferred compensation was charged to additional paid-in capital and the expenses are recorded as stock-based compensation

In August 2021, all 3,623,433 shares of the Company’s common stock was issued to Redeeem’s employees and held in an escrow account subject to the vesting schedule in the aforementioned escrow agreement.  Based on the vesting schedule summarized below, 3,186,606 shares of the Company’s common stock was issued as of September 30, 2021 but not vested.

The following table summarizes the deferred compensation recorded:

	Amount	Unvested Shares
Deferred compensation balance recorded at acquisition date	$9,680,000	3,623,433
Vested portion of deferred compensation in fiscal year 2021	(362,000)	(135,425)
Unamortized deferred compensation at June 30, 2021	9,318,000	3,488,008
Vested portion of deferred compensation in three months ending September 30, 2021	(805,000)	(301,402)
Unamortized deferred compensation at September 30, 2021	$8,513,000	3,186,606

WARRANTS

During the three months ended September 30, 2021, the Company did not issue warrants.

During the three months ended September 30, 2020, the Company issued warrants to certain directors and consultants to purchase 156,667 shares of the Company’s common stock between $0.75 and $3.00 per share which vested during various terms and were valued at $475,000.  The Company recorded compensation of $7,000 for the vested portion during the three months ended September 30, 2020.  The Company recorded compensation of $154,000 for the three months ended September 30, 2020 relating to the vested portion of warrants that were issued in previous periods.   The total compensation of the unvested warrants to be recognized in future periods is $143,000 and the weighted average remaining is 3.2 years.

During the three months ended September 30, 2020, the Company also issued warrants to purchase 400,000 shares of the Company’s common stock at $0.75 relating to the conversion of an aforementioned convertible note which is vested over three years and valued at $1,200,000.

As of September 30, 2021 and 2020, respectively, the Company has outstanding warrant shares of 8,296,408 with an intrinsic value of $12,158,467 and 8,341,333 warrant shares with an intrinsic value of $11,023,795.

In February 2021, the Company decided to extend all warrants issued in association with its previous Series B Preferred Stock one year beyond their original expiration date. The Company considered recording the increase in the fair value associated with these new terms in the three months ending September 30, 2021 but determined that the change was not material and an adjustment was not necessary.

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

                The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the three months ended September 30, 2020:

2020
Volatility - range	64.1% – 64.4%
Risk-free rate	0.2% - 0.3%
Contractual term	4.0 years
Exercise price	$0.75 - $3.00

A summary of the warrants granted, exercised, forfeited and expired for the three months ending September 30, 2021 are presented in the table below:

	Number of Warrant Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	8,296,408	$1.05	$1.90	$12,158,467	2.2
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding September 30, 2021	8,296,408	1.05	1.90	12,158,467	1.9
Vested and exercisable September 30, 2021	7,407,440	1.02	1.78	9,961,656	2.0
Non-vested September 30, 2021	888,968	$1.27	$2.88	$2,196,811	1.4

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of September 30, 2021.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	4,106,667	2.0	4,106,667	2.2
$2.84	20,000	4.6	11,110	1.9
$3.75	4,051,223	2.0	3,171,145	2.3
$5.10	33,333	0.1	33,333	0.1
$27.00	85,185	0.1	85,185	0.1

	8,296,408	1.9	7,407,440	2.0

A summary of the warrants granted, exercised, forfeited and expired for the three months ending September 30, 2020 are presented in the table below:

	Number of Warrant Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	7,858,741	$1.52	$1.92	$9,234,295	3.0
Granted	556,667	0.79	3.11	1,647,500	4.3
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(74,075)	11.30	7.65	110,000	-
Outstanding September 30, 2020	8,341,333	1.24	1.86	11,023,795	2.9
Vested and exercisable September 30, 2020	7,094,851	1.21	1.69	8,064,350	2.8
Non-vested September 30, 2020	1,246,482	$1.38	$2.85	$2,959,445	3.5

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of September 30, 2020.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	7,096,482	3.1	6,328,333	2.9
$1.50	400,000	2.3	133,333	3.5
$3.00	76,667	0.6	3,333	4.8
$3.75	368,333	4.1	230,000	4.2
$6.00	381,333	0.5	381,333	0.5
$27.00	18,518	0.9	18,519	0.9

	8,341,333	2.9	7,094,851	2.8

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock option under IRS section 422 (“ISO’s”) or a non-qualified stock option (“Non-ISO’s”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan. As of September 30, 2021, the Company has granted, under the Plan, awards in the form of NQSO’s

ISO’s Awards

During the three months ended September 30, 2021, the Company issued options to certain employees to purchase 385,167 shares of the Company’s common stock between $2.61 and $2.84 per share which vested during various terms and were valued at $503,000.  In regards to the options issued in the three months ending September 30, 2021, the Company recorded compensation of $0 for the vested portion of these options.  The Company recorded compensation of $107,000 relating to the vested portion of options that were issued in previous periods for the three months ended September 30, 2021.  The total compensation of the unvested options to be recognized in future periods is $1,672,000 and the weighted average remaining is 2.7 years.

During the three months ended September 30, 2020, the Company issued options to certain employees to purchase 76,667 shares of the Company’s common stock at $3.75 per share which vested during various terms and were valued at $123,000.  In regards to the options issued in the three months ending September 30, 2020, the Company recorded compensation of $0 for the vested portion of these options.  The Company recorded compensation of $166,000 relating to the vested portion of options that were issued in previous periods for the three months ended September 30, 2020.  The total compensation of the unvested options to be recognized in future periods is $719,000 and the weighted average remaining is 1.7 years.

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

The Company has utilized the following assumptions in its Black-Scholes options valuation model to calculate the estimated grant date fair value of the options during the three months ended September 30, 2021 and 2020

	2021	2020
Volatility - range	65.3%	64.8%
Risk-free rate	0.9%	0.3%
Contractual term	3.0 years	3.0 years
Exercise price	$2.61 - $2.84	$3.75

A summary of the options granted, exercised, forfeited and expired for the three months ending September 30, 2021 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	3,088,333	$1.13	$1.06	$1,829,999	0.4
Granted	385,167	2.61	1.31	88,205	3.8
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding September 30, 2021	3,473,500	1.29	1.09	1,918,204	0.4
Vested and exercisable September 30, 2021	2,812,439	0.93	1.04	1,672,318	0.2
Non-vested September 30, 2021	661,061	$2.85	$1.56	$245,886	2.7

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of September 30, 2021.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,546,667	0.2	2,494,106	0.2
$1.50	200,000	0.3	200,000	0.3
$2.61	383,500	3.0	-	-
$2.84	1,666	3.0	-	-
$3.75	341,667	1.7	118,333	1.2

	3,473,500	0.4	2,812,439	0.2

A summary of the options granted, exercised, forfeited and expired for the three months ending September 30, 2020 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	3,377,222	$1.10	$1.06	$2,030,000	0.7
Granted	76,667	3.75	1.61	-	2.8
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(143,333)	0.95	1.01	-	-
Outstanding September 30, 2020	3,310,556	1.10	1.01	1,830,000	0.6
Vested and exercisable September 30, 2020	2,589,106	0.80	0.83	1,110,651	0.3
Non-vested September 30, 2020	721,450	$2.19	$1.87	$719,349	1.7

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of September 30, 2020.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,768,889	0.4	2,417,995	0.2
$1.50	200,000	1.0	166,667	1.0
$3.75	341,667	2.5	4,444	1.6

	3,310,556	0.6	2,589,106	0.3

NOTE 10 – DISAGGREGATION OF REVENUE & LONG-LIVED ASSETS

The following table presents the disaggregation of gross revenue between revenue types:

	Three Months Ended September 30,
	2021	2020
Project fees	$4,871,000	$2,153,000
Retainer fees	461,000	565,000
Fee income	1,276,000	729,000
Reimbursement income	1,736,000	685,000
Other revenue	5,000	-
	$8,349,000	$4,132,000

The following table presents the disaggregation of gross revenue between the United States and the United Kingdom for the three months ended:

	Three Months Ended September 30,
	2021	2020
Gross Revenue:
United States	$6,079,000	$3,303,000
United Kingdom	2,270,000	829,000
Total gross revenue	$8,349,000	$4,132,000

The following table presents the disaggregation of gross profit between the United States and the United Kingdom for the three months ended:

	Three Months Ended September 30,
	2021	2020
Gross profit:
United States	$2,443,000	$1,303,000
United Kingdom	1,069,000	549,000
Total gross profit	$3,512,000	$1,852,000

The following table presents the disaggregation of net loss between the United States and the United Kingdom for the three months ended:

	Three Months Ended September 30,
	2021	2020
Net loss;
United States	$(1,787,000)	$(3,239,000)
United Kingdom	(352,000)	(682,000)
Total net loss	$(2,139,000)	$(3,921,000)

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of September 30, 2021:

	United States	United Kingdom	Total
Computer equipment	$485,000	$243,000	$728,000
Website design	6,000	-	6,000
Office machine & equipment	51,000	44,000	95,000
Furniture & fixtures	373,000	83,000	456,000
Leasehold improvements	144,000	-	144,000
Tenant incentives	145,000	-	145,000
	1,204,000	370,000	1,574,000

Accumulated depreciation	(890,000)	(305,000)	(1,195,000)
Net book value	$314,000	$65,000	$379,000

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2021:

	United States	United Kingdom	Total
Computer equipment	$468,000	$229,000	$697,000
Website design	6,000	-	6,000
Office machine & equipment	51,000	46,000	97,000
Furniture & fixtures	352,000	86,000	438,000
Leasehold improvements	135,000	-	135,000
Tenant incentives	145,000	-	145,000
	1,157,000	361,000	1,518,000

Accumulated depreciation	(867,000)	(308,000)	(1,175,000)
Net book value	$290,000	$53,000	$343,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of September 30, 2021.

Intangibles	US	UK	Total
Customer relationship	$4,960,000	$-	$4,960,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	-	1,430,000
Technology	520,000	-	520,000
Tradename	470,000	-	470,000
Workforce acquired	2,125,000	-	2,125,000
	10,265,000	-	10,265,000
Less: accumulated amortization	(7,834,000)	-	(7,834,000)

Net book value	$2,431,000	$-	$2,431,000

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

NOTE 11 – SUBSEQUENT EVENTS

EQUITY INCENTIVE PLAN

On October 28, 2021, the Board of Directors convened and voted to amend and adopt a revised equity incentive plan increasing the plan pool to as much as 12,000,000 shares.  The final amount of shares is subject to shareholder approval as well as approval by the compensation committee.

WARRANTS ISSUED

In October 2021, the Company issued warrants to a member of the Board of Directors to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.24 per share.  The warrants are valued at approximately $100,000 using Black-Scholes model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended June 30, 2021, and the notes thereto. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

OVERVIEW

Troika Media Group, Inc. was incorporated in Nevada in 2003.  In October 2016, our secured lenders took control of the Company’s then operating subsidiaries which ceased operations and are included in discontinued operations. The Company is a transatlantic agency focusing on branding, digital marketing and performance media services, using actionable intelligence across all broadcast digital media and live experiences. On June 12, 2017, we commenced our current operations upon the merger with Troika Design Group, Inc., a strategic brand consultancy with deep expertise in entertainment media, sports, consumer goods and service brands. On June 29, 2018, we acquired all of the equity interests of Mission Culture LLC and Mission Media Holdings Limited, a company headquartered in London, with North American operations since 2009, as a brand experience and communications agency that specializes in consumer immersion through a cultural lens, via live experiences, brand partnerships, public relations and social and influencer engagement.  On May 21, 2021, we acquired substantially all of the assets of Redeeem LLC (n/k/a Troika IO, Inc.), a peer-to-peer NFT blockchain exchange founded in 2018.

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

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we expect to experience a decrease in our cash flow from operations as a result of the impact of COVID-19, we have obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions.  On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company intends to use to address any cash shortfalls that may result from the current pandemic.  In February 2021, the Company obtained additional relief under the CARES Act in the form of a Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which will be used for payroll, healthcare benefits, and other applicable operating expenses.  In July 2021, the Company was notified that all of the stimulus funds were forgiven with the exception of approximately $8,000 which was returned in the three months ending September 30, 2021.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Our revenues for the three months ended September 30, 2021 and 2020 were $8,349,000 and $4,132,000, respectively, an increase of approximately $4,217,000 or 102.1%.   The driver of this increase is a resurgence of business at Troika Design and the UK subsidiary of Mission-Media Holdings which recognized increases of $2,575,000 (113.2%) and $1,440,000 (173.6%), respectively, in revenue in relation to the prior period which was significantly impacted by the COVID pandemic.

The costs of revenue exclusive of operating expenses for the three months ended September 30, 2021 and 2020 were $4,837,000 and $2,280,000, respectively, an increase of $2,557,000, or 112.1%. The increase is directly correlated to the aforementioned increase in revenue at Troika Design and the UK subsidiary of Mission-Media Holdings as result of these business units beginning their recovery from the COVID pandemic and the gradual return of live-events.  The gross profit margin for the three months ended September 30, 2021 and 2020 decreased from 44.8% to 42.1% due to a higher proportion of consulting fees being generated in the prior period which have a higher gross profit margin in comparison to revenue generated from project-based and live-event business.

The operating costs for the three months ended September 30, 2021 and 2020 were $7,005,000 and $5,809,000 respectively, an increase of $1,196,000 or 20.6%.  The primary driver of this increase was $857,000 in additional salary cost and payroll taxes primarily due to the Redeeem acquisition and the return of furloughed employees, $659,000 increase in stock-based compensation, due to the Redeeem acquisition, and a $373,000 increase in board of director fees. This was offset by a $436,000 decrease in rental expense and $268,000 reduction in legal fees.

As a result of the foregoing, our net loss for the three months ended September 30, 2021 decreased to $2,139,000 from $3,921,000 for the three months ended September 30, 2020.

LIQUIDITY & CAPITAL RESOURCES

As of September 30, 2021, compared with June 30, 2021:

As of September 30, 2021, the Company has a working capital deficit of $(5,279,000) compared with a deficit of $(4,004,000) at June 30, 2021. The increase in working capital deficit was primarily the result of a net loss of $2,139,000 for the three months ended September 30, 2021.  The increase in working capital deficit also reflects a decrease of $2,314,000 in cash and an increase of $900,000 in contract liabilities offset by a decrease of $967,000 in accounts payable and accrued expenses and an increase of $649,000 in accounts receivable.

As of September 30, 2021, compared with September 30, 2020:

Net cash used in operating activities increased by $1,079,000 from $(1,182,000) to $(2,261,000) for the three months ended September 30, 2020 and 2021, respectively. The increase was the result of an increase of $2,999,000 in cash used relating to accounts payable and accrued expenses, $368,000 reduction in the amortization of intangibles, and $399,000 increase in contract liabilities to government grants.   This was offset by a $1,782,000 decrease in net loss, $805,000 increase in stock-based compensation relating to the Redeeem acquisition, $989,000 increase in contract liabilities relating to revenue.

Net cash used in investing activities increased by $61,000 as a result of capital expenditures being increased to $68,000 from $7,000 for the three months ended September 30, 2021 and 2020, respectively.

Net cash provided by financing activities decreased by $735,000 from $715,000 to $(20,000) for the three months ended September 30, 2020 and 2021, respectively. The decrease was the result of a $565,000 decrease in proceeds from stimulus loan programs and a $150,000 decrease in proceeds from convertible note payables.

During the three months ended September 30, 2021 and 2020, the Company did not recognize any proceeds from the sale of its securities.

As a result of the forgoing, the Company had a decrease in cash of $2,314,000 for the three months ended September 30, 2021 in comparison to a decrease of $483,000 for the three months ended September 30, 2020.

Non-GAAP Measures

The following table sets forth the reconciliation of Adjusted Earnings Before Interest Taxes Depreciation & Amortization ("Adjusted EBITDA") to Net Income (Loss):

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adj. EBITDA"):

 The adjusted EBITDA metric is most helpful when used in determining the value of a company for transactions such as mergers, acquisitions or raising capital.

The adjustments made to a company's EBITDA can vary quite a bit from one company to the next, but the goal is the same. Adjusting the EBITDA metric aims to "normalize" the figure so that it is somewhat generic, meaning it contains essentially the same line-item expenses that any other, similar company in its industry would contain.

We believe that our financial statements and the other financial data included, have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

We have presented the following non-GAAP measures to assist investors in understanding our core net operating results on an on-going basis: (i) Adjusted EBITDA as it relates to Net Income.  These non-GAAP financial measures may also assist investors, securities analysts and others in making comparisons of our core operating results with those of other companies and making informed business decisions.

As used herein, net income represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents Net Income plus the following add backs;

Net Income plus unrealized gains, depreciation and amortization, interest expense, non-operating related management bonus compensation, foreign exchange losses, stock-based compensation expense and litigation expenses.

We recognize that Adjusted EBITDA off net income, have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures or mergers and acquisitions;
•	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, or any cash requirements for the replacement of assets;

•	changes in cash requirements for our working capital needs; or
•

changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold) and transition costs from acquisitions.

Additionally, Adjusted EBITDA excludes non-cash expense for stock-based compensation, which is currently and is expected to remain a key element of our overall long-term incentive compensation package.

The bulk of the adjustments are often different types of expenses that are added back to EBITDA. The resulting adjusted EBITDA often reflects a higher earnings level because of the reduced expenses.

EBITDA Adjustments included below:

•	Unrealized gains or losses
•	Non-cash expenses (depreciation, amortization)
•	Litigation expenses
•	Non-operating related management bonuses
•	Gains or losses on foreign exchange
•	Goodwill impairments
•	Non-operating income
•	Stock-based compensation
•	Litigation expenses

Non-GAAP Financial Measures

Non-GAAP Measures	Three Months Ended September 30,
Un-Audited	2021	2020
	Un-Audited	Un-Audited

Net Operating Income (loss)	$(2,139,000)	$(3,921,000)

* Unrealized gains or losses - Rent Abatement	160,000	-
* Non-cash expenses (Depreciation, amortization of intangibles & amortization of note payable discount)	201,000	588,000
* Interest expense	13,000	3,000
* Non-operating related management bonuses expense	150,000	-
* Losses on foreign exchange	16,000	47,000
* Stock-based compensation non-cash expense	979,000	320,000
* Litigation expenses	-	200,000

Adjusted EBITDA	$(620,000)	$(2,763,000)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. They have concluded that, as of September 30, 2021, our disclosures, controls and procedures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, from which there have been no material changes.

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

From the effective date of the Registered Statements through September 30, 2021, the amount of net proceeds were used for: the acquisition of Redeeem LLC ($1,380,000; repayment of indebtedness (approximately $4,104,000), working capital and any other purpose for which at least five (5%) percent of total offering proceeds or $100,000 (whichever is less) has been used, including approximately $1,012,000 for legal expenses outside of the offering and $761,475 for deferred consultant fees and $1,666,660 of deferred compensation for officers, directors and employees.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Troika Media Group, Inc.
(Registrant)

/s/ Christopher Broderick
(Signature)

Date: November 12, 2021	Name:	Christopher Broderick
	Title:	Chief Financial Officer
(Principal Financial Officer)

