Form 10-Q
period 2021-12-31
Troika Media Group, Inc.
filed 2022-02-14
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response....... 186.82

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 3, 2022
Common Stock, $.001 par value	43,659,616

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	June 30,
ASSETS	2021	2021
Current assets:	(Unaudited)
Cash and cash equivalents	$5,982,000	$12,066,000
Accounts receivable, net	1,241,000	1,327,000
Prepaid expenses	232,000	670,000
Other assets – short term portion	65,000	1,000
Total current assets	7,520,000	14,064,000

Other assets -long term portion	629,000	626,000
Property and equipment, net	374,000	343,000
Operating lease right-of-use assets	6,356,000	6,887,000
Intangible assets, net	2,259,000	2,603,000
Goodwill	19,368,000	19,368,000
Total assets	$36,506,000	$43,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,549,000	$8,363,000
Convertible notes payable	50,000	50,000
Note payable - related party - short term portion	150,000	200,000
Due to related parties	7,000	41,000
Contract liabilities	5,826,000	5,973,000
Operating lease liability - short term portion	3,109,000	3,344,000
Derivative liabilities	1,000	13,000
Taxes payable	58,000	62,000
Stimulus loan programs- short term portion	19,000	22,000
Total current liabilities	15,769,000	18,068,000

Long term liabilities:
Operating lease liability - long term portion	5,341,000	5,835,000
Stimulus loan programs - long term portion	418,000	547,000
Rental deposits	119,000	119,000
Other long-term liabilities	140,000	477,000
Liabilities of discontinued operations - long term portion	107,000	107,000

Total liabilities	21,894,000	25,153,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized,720,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021)	7,000	7,000
Common stock, ($0.001 par value: 300,000,000 shares authorized; 43,659,616 and 39,496,588shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	44,000	40,000
Additional paid-in-capital	208,085,000	204,788,000
Stock payable	-	1,210,000
Accumulated deficit	(193,138,000)	(186,889,000)
Other Comprehensive Loss	(386,000)	(418,000)
Total stockholders’ equity	14,612,000	18,738,000
Total liabilities and stockholders’ equity	$36,506,000	$43,891,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Project revenues, net	$6,994,000	$4,451,000	$15,343,000	$8,583,000
Cost of revenues	3,583,000	2,139,000	8,420,000	4,419,000
Gross profit	3,411,000	2,312,000	6,923,000	4,164,000

Operating expenses:
Selling, general and administrative expenses	6,994,000	3,601,000	13,229,000	8,051,000
Professional fees	300,000	350,000	868,000	1,138,000
Depreciation expense	28,000	30,000	58,000	61,000
Amortization expense of intangibles	171,000	539,000	343,000	1,079,000
Total operating expenses	7,493,000	4,520,000	14,498,000	10,329,000
Loss from operations	(4,082,000)	(2,208,000)	(7,575,000)	(6,165,000)

Other income (expense):
Income from government grants	-	1,704,000	262,000	1,704,000
Amortization expense of note payable discount	-	(392,000)	-	(409,000)
Interest expense	(34,000)	(42,000)	(47,000)	(46,000)
Foreign exchange gain	(10,000)	10,000	(26,000)	(37,000)
Gain on early termination of operating lease	-	-	(3,000)	-
Loss on derivative liabilities	-	23,000	12,000	-
Other income	73,000	129,000	1,185,000	256,000
Other expenses	-	153,000	-	153,000
Total other income (expense)	29,000	1,585,000	1,383,000	1,621,000

Net loss from continuing operations before income tax	(4,053,000)	(623,000)	(6,192,000)	(4,544,000)
Provision for income tax	(57,000)	-	(57,000)	-
Net loss attributable to common stockholders	$(4,110,000)	$(623,000)	$(6,249,000)	$(4,544,000)
Foreign currency translation adjustment	1,000	(406,000)	32,000	(499,000)
Comprehensive loss	$(4,109,000)	$(1,029,000)	$(6,217,000)	$(5,043,000)

Basic earnings (loss) per share

Net loss attributable to common stockholders	$(0.09)	$(0.04)	$(0.15)	$(0.26)

Weighted average basic shares	43,600,019	17,687,179	42,517,201	17,589,581

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended December 31, 2021 and 2020

	Preferred Stock - Series A		Preferred Stock - Series B		Preferred Stock - Series C		Preferred Stock - Series D		Common Stock		Additional				Total
	$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.001 Par Value		Paid In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	Equity

BALANCE — July 1, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	15,454,623	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Issuance of common stock related to convertible notes									499,223	-	1,400,000	-			1,400,000
Issuance of common stock related to stock payable									1,733,333	2,000	1,298,000	(1,300,000)			-
Stock-based compensation on options											166,000				166,000
Stock-based compensation on warrants											154,000				154,000
Imputed interest on convertible note payable											4,000				4,000
Foreign currency translation gain														(93,000)	(93,000)
Net loss													(3,921,000)		(3,921,000)
BALANCE — September 30, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	17,687,179	$18,000	$179,284,000	$-	$(174,813,000)	$160,000	$4,710,000

Stock-based compensation on options											263,000				263,000
Stock-based compensation on warrants											301,000				301,000
Imputed interest on convertible note payable											3,000				3,000
Beneficial conversion features on convertible promissory notes											144,000				144,000
Warrants granted for convertible promissory note											12,000				12,000
Shares to be issued for convertible promissory note												156,000			156,000
Foreign currency translation gain														(406,000)	(406,000)
Net loss													(623,000)		(623,000)
BALANCE — December 31, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	17,687,179	$18,000	$180,007,000	$156,000	$(175,436,000)	$(246,000)	$4,560,000

BALANCE — July 1, 2021	720,000	$7,000	-	$-	-	$-	-	$-	39,496,588	$40,000	$204,788,000	$1,210,000	$(186,889,000)	$(418,000)	$18,738,000
Common stock issued relating to Redeeem acquisition									452,959	-	1,210,000	(1,210,000)			-
Record vested deferred compensation relating to Redeeem employees									3,623,433	4,000	801,000				805,000
Stock-based compensation on options											107,000				107,000
Stock-based compensation on warrants											67,000				67,000
Foreign currency translation gain														31,000	31,000
Net loss													(2,139,000)		(2,139,000)

BALANCE — September 30, 2021	720,000	$7,000	-	$-	-	$-	-	$-	43,572,950	$44,000	$206,973,000	$-	$(189,028,000)	$(387,000)	$17,609,000

Record vested deferred compensation relating to Redeeem employees											805,000				805,000
Stock-based compensation on options											106,000				106,000
Stock-based compensation on warrants											57,000				57,000
Issuance of common stock related to employees									66,666	-	104,000				104,000
Issuance of common stock to contractors for services									20,000	-	40,000				40,000
Foreign currency translation gain														1,000	1,000
Net loss													(4,110,000)		(4,110,000)
BALANCE — December 31, 2021	720,000	$7,000	-	$-	-	$-	-	$-	43,659,616	$44,000	$208,085,000	$-	$(193,138,000)	$(386,000)	$14,612,000

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,249,000)	$(4,544,000)

Depreciation	58,000	61,000
Amortization of intangibles	343,000	1,079,000
Amortization of discount on convertible note payables	-	409,000
Stock-based compensation on options	213,000	429,000
Stock-based compensation on warrants	124,000	455,000
Stock-based compensation relating to Redeeem acquisition	1,610,000	7,000
Issuance of common stock related to employees	104,000	-
Issuance of common stock to contractors for services	40,000	-
Gain on early termination of operating lease	3,000	-
Loss on derivative liabilities	(12,000)	-
Income from government grants	-	(1,704,000)
(Recovery) and provision for bad debt	(67,000)	(136,000)
Change in operating assets and liabilities:
Accounts receivable	153,000	(1,622,000)
Prepaid expenses	438,000	(3,000)
Accounts payable and accrued expenses	(1,814,000)	1,709,000
Other assets	(67,000)	15,000
Operating lease liability	(201,000)	586,000
Due to related parties	(34,000)	-
Other long-term liabilities	(337,000)	-
Taxes payable	(4,000)	-
Contract liabilities relating to revenue	123,000	3,570,000
Contract liabilities to government grants	(402,000)	(1,704,000)
Net cash used in operating activities	(5,978,000)	(1,393,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(93,000)	(19,000)
Net cash used in investing activities	(93,000)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stimulus loan programs	-	565,000
Payments to note payable of related party	(50,000)	-
Proceeds from convertible note payable	-	500,000
Net cash (used in) provided by financing activities	(50,000)	1,065,000

Effect of exchange rate on cash	37,000	(287,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(6,084,000)	$(634,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of period	$5,982,000	$1,072,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$3,000	$-
Noncash investing and financing activities:
Beneficial conversion features on convertible promissory notes	$-	$144,000
Record derivative liability on convertible notes	$-	$98,000
Warrants granted for convertible promissory note	$-	$12,000
Shares to be issued for convertible promissory note	$-	$156,000
Issuance of common stock related to stock payable	$-	$1,300,000
Issuance of common stock related to stock payable	$104,000	$-
Issuance of common stock to contractors for services	$40,000	$-
Conversion of convertible note payable	$-	$1,400,000
Right-of-use assets acquired through adoption of ASC 842	$-	$8,931,000
Right-of-use assets acquired through operating leases	$467,000	$2,398,000

TROIKA MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2021 and 2020

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

Risks & Uncertainties

Liquidity

The Company has incurred net losses since its inception and anticipates net losses and negative operating cash flows until fiscal year 2023.  For the three months ending December 31, 2021, the Company had a net loss of $4.1 million, which increased the accumulated deficit to $193.1 million at December 31, 2021 from $186.9 million at June 30, 2021.  At December 31, 2021, the Company had approximately $6.0 million in cash and cash equivalents and a total of $7.5 million in current assets in relation to $15.8 million in current liabilities.  While the Company continues to find efficiencies with its acquisitions of Troika Design Group, Inc. and  Mission Group as well as the assets of Redeeem LLC, the departure of Mission’s President and Founder in fiscal year 2019 together with the coronavirus (COVID-19) pandemic impacted revenue more than anticipated.

With the acquisition of Mission Group, the Company is attempting to increase Troika’s footprint in major media markets, such as NY and London.  The Company also continues to expand its consulting services and breadth of product offering with existing Mission and Troika clients and increased business development in NY and London as a result of the Mission acquisition.  Additionally, the Company intends to add to Mission business development from Troika’s existing clientele and save overhead costs through rationalized synergies.

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

Based on the recent acquisitions, Company-wide consolidation, and management’s plans, the Company believes that the current cash on hand of $5,982,000 and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements. In addition, Management believes they can raise additional capital, if necessary, given the Company has been successful at raising funding through both equity and debt financing.

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

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we have implemented multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management. We began to see the effects of COVID-19 on client spending, notably in the UK and US markets with our Mission subsidiaries throughout the second quarter of calendar 2020 with much of the work force of the UK subsidiary on furlough, and with our Troika Design subsidiary furloughed as March 2020 progressed. Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors and were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of the first and second quarters of calendar 2021, we started to see business dramatically improve. As cities have commenced openings with the improvement of vaccines distribution and infection rates declining, our client activities have doubled and there is a real optimism that the economic conditions are improving. Sports, Entertainment, Pharma clients are contracting our services across all entities at rates similar to 2019.

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we experienced a decrease in our cash flow from operations as a result of the impact of COVID-19, we obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believed it had substantially met these conditions. On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company used to address any cash shortfalls that resulted from the current pandemic. In February 2021, the Company obtained additional relief under the CARES Act in the form of Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which were used for payroll, healthcare benefits, and other applicable operating expenses. In July 2021, the Company was notified that all of the stimulus funds were forgiven with the exception of approximately $8,000 which was returned in the three months ending September 30, 2021.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of TMG, and its wholly-owned subsidiaries, Troika Design Group, Inc. (California), Troika Services Inc. (New York), Troika Production Group, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media Holdings Limited (England and Wales), Mission Media USA, Inc. (New York), and Troika IO, Inc. (f/k/a Redeeem Acquisition Corp) (California). All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION OF PRIOR YEAR FINANCIALS

In the six months ended December 31, 2020, the Company reported amortization of right-of-use assets of $524,000 in its Condensed Consolidated Statements of Cash Flows separately in net cash used in operating activities. For purposes of consistency, this balance was reclassified to operating lease liability within the Condensed Consolidated Statements of Cash Flows resulting in a balance of $586,000 from $62,000. The reclassification did not change the net cash used in operating activities as it remains at $(1,393,000).

In the six months ended December 31, 2020, the Company reported a change in contract liabilities of $1,866,000 in its Condensed Consolidated Statements of Cash Flows within net cash used in operating activities. For purposes of consistency, this balance was bifurcated between contract liabilities relating to revenue and contract liabilities relating to government grants at $3,570,000 and $(1,704,000), respectively. The reclassification did not change the net cash used in operating activities as it remains at $(1,393,000).

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

 Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of December 31, 2021 and June 30, 2021, the Company had $5,332,000 and $10,125,000 in cash that was uninsured, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2021 and June 30, 2021, the Company had no cash equivalents.

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

The Company periodically reviews the outstanding accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. When a customer’s account is deemed to be uncollectible the outstanding balance is charged to the allowance for doubtful accounts. As of December 31, 2021 and June 30, 2021, the Company had $454,000 and $521,000 in allowance for doubtful accounts, respectively.

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

Intangibles

Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for intangibles in the three and six months ended December 31, 2021 and 2020.

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

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of December 31, 2021 and June 30, 2021.

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

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During the three months ended December 31, 2021 and 2020, the Company incurred $42,000 and $0, respectively, on marketing, trade shows and advertising.

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

The relevant translation rates are as follows: for the six months ended December 31, 2021 closing rate at 1.349800 US$: GBP, average rate at 1.362733 US$: GBP, for the six months ended December 31, 2020 closing rate at 1.369000 US$: GBP, average rate at 1.332433 US$: GBP.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the three and six months ended December 31, 2021 and 2020 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents as the three and six months ending December 31, 2021 and 2020, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and net loss:

	Three Months Ending December 31,
	2021	2020
Convertible preferred stock	48,000	16,280,397
Stock options	2,866,319	2,583,697
Stock warrants	7,138,485	7,523,841
Total	10,052,804	26,387,935
	Six Months Ending December 31,
	2021	2020
Convertible preferred stock	48,000	16,280,397
Stock options	2,884,718	2,610,070
Stock warrants	7,193,391	7,118,741
Total	10,126,109	26,009,208

STIMULUS FUNDING

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On December 31, 2021, the Company recorded deferred income liabilities of $0 within contract liabilities and $437,000 of stimulus loans. On June 30, 2021, the Company recorded deferred income liabilities of $270,000 within contract liabilities and $569,000 within stimulus loans. For the three months ending December 2021 and 2020, the Company recognized $0 and $1,704,000 in income from government grants, respectively. For the six months ending December 2021 and 2020, the Company recognized $262,000 and $1,704,000 in income from government grants, respectively. In the three and six months ending December 31, 2021, $8,000 of the stimulus funding was not forgiven and returned to the bank.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Computer equipment	$746,000	$697,000
Website design	6,000	6,000
Office machine & equipment	96,000	97,000
Furniture & fixtures	467,000	438,000
Leasehold improvements	138,000	135,000
Tenant incentives	145,000	145,000
	1,598,000	1,518,000
Accumulated depreciation	(1,224,000)	(1,175,000)
Net book value	$374,000	$343,000

During the three months ended December 31, 2021 and 2020, depreciation expense was $28,000 and $30,000, respectively. During the six months ended December 31, 2021 and 2020, depreciation expense was $58,000 and $61,000, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
Customer relationship	$4,960,000	$4,960,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	1,430,000
Technology	520,000	520,000
Tradename	470,000	470,000
Workforce acquired	2,125,000	2,125,000
	10,265,000	10,265,000
Less: accumulated amortization	(8,006,000)	(7,662,000)

Net book value	$2,259,000	$2,603,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the three and six months December 31, 2021, the Company had no impairments. For the three and six months December 31, 2020, the Company had no impairments. During the fiscal year ending June 30, 2021, the Company recorded $0 in impairment expense related to intangibles.

During the three months ended December 31, 2021 and 2020, amortization expense was $171,000 and $539,000, respectively. During the six months ended December 31, 2021 and 2020, amortization expense was $343,000 and $1,079,000, respectively.

 NOTE 4 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of December 31, 2021 and June 30, 2021, the Company recorded $6,549,000 and $8,363,000 in accounts payable and accrued expenses respectively. Both accounts payable and accrued expenses are treated as current liabilities however the difference is that a formal invoice has been received and entered to record an accounts payable.

	December 31, 2021	June 30, 2021
Accounts payable	$1,668,000	$2,362,000
Accrued expenses	3,885,000	4,819,000
Accrued payroll	312,000	294,000
Accrued taxes	684,000	888,000
	$6,549,000	$8,363,000

NOTE 5 – CONVERTIBLE NOTES PAYABLE

 In October 2020, the Company received gross proceeds of $50,000 representing a convertible note payable issued to an existing investor. Terms include an interest rate of 10% and a maturity date the earlier of January 1, 2021 or five business days after the Company is listed on a US national securities exchange. Upon mutual agreement, the outstanding balance can be converted to common stock at a conversion price 25% less the current market price. In consideration for the loan, 6,667 warrants were issued at an exercise price of $2.25 per share vesting over three years. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability. The fair market value of the embedded conversion feature was determined to be $1,000 and $13,000 using the Black-Scholes model as of December 31, 2021 and June 30, 2021, respectively. The derivative liability was recorded as a short-term liability and interest expense of $1,000 and $3,000 were recorded for the three and six months ending December 31, 2021, respectively. The assumptions used in the Black-Scholes valuation include a volatility of 63.96%, risk-free rate of 1.26% and a term of one year.

During the three months ended December 31, 2021 and 2020, the Company paid $0 towards the principal of the Promissory Notes. During the six months ended December 31, 2021 and 2020, the Company paid $0 towards the principal of the Promissory Notes.

As of December 31, 2021 and June 30, 2021, there was a total $50,000 in notes payable outstanding. The Company recorded $1,000 and $10,000 in interest expense relating to convertible note payables during the three months ended December 31, 2021 and 2020. The Company recorded $3,000 and $12,000 in interest expense relating to convertible note payables during the six months ended December 31, 2021 and 2020. The Company recorded $0 and $392,000 in amortization expense relating to the note payable discount during the three months ended December 31, 2021 and 2020, respectively. The Company recorded $0 and $409,000 in amortization expense relating to the note payable discount during the six months ended December 31, 2021 and 2020, respectively.

NOTE 6 – NOTE PAYABLE RELATED PARTY

As of December 31, 2021 and June 30, 2021, the Company owed the founder and CEO of Troika Design Group, Inc., Dan Pappalardo, approximately $150,000 and $200,000, respectively.  The loan was due and payable on demand and accrued interest at 10.0% per annum.  In the three and six months ending December 31, 2021, the Company made payments of $30,000 and $50,000 in principal, respectively.  Interest expense of $4,000 and $9,000 were recorded for this note for the three and six months ending December 31, 2021, respectively.  Interest expense of $5,000 and $10,000 were recorded for this note for the three and six months ending December 31, 2020, respectively.

As of December 31, 2021 and 2020, the Company owed the estate of his mother Sally Pappalardo $0 and $235,000, respectively. The loan was due and payable on demand and accrued interest at 10.0% per annum. Interest expense of $5,000 and $10,000 were recorded for this note for the three and six months ending December 3, 2020, respectively. In the year ended June 30, 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

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

Total interest expense on note payable related party was $4,000 and $9,000 for these notes for the three and six months ending December 31, 2021, respectively. Total interest expense on note payable related party was $10,000 and $20,000 for these notes for the three and six months ending December 31, 2020, respectively.

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

When the new accounting standard was adopted on July 1, 2019, the Company had current and long-term operating lease liabilities of $2,275,000 and $6,916,000, respectively, and right of use of assets of $8,348,000.  As of December 31, 2021, the Company had current and long-term operating lease liabilities of $3,109,000 and $5,341,000, respectively, and right of use of assets of $6,356,000.  As of June 30, 2021, the Company had current and long-term operating lease liabilities of $3,344,000 and $5,835,000, respectively, and right of use of assets of $6,887,000.

Future minimum lease payments on a discounted and undiscounted basis under these leases are as follows:

	Troika Gower	Troika LaBrea	Corporate Englewood	Mission US Brooklyn	Mission US Manhattan	Mission UK London	Undiscounted Cash Flows
Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%

Remainder of 2022	$633,000	$883,000	$51,000	$719,000	$23,000	$245,000	$2,554,000
2023	558,000	-	103,000	497,000	-	635,000	1,793,000
2024	580,000	-	107,000	509,000	-	635,000	1,831,000
2025	346,000	-	110,000	522,000	-	635,000	1,613,000
2026	-	-	113,000	535,000	-	528,000	1,176,000
2027	-	-	9,000	455,000	-		464,000

Total undiscounted minimum future payments	$2,117,000	$883,000	$493,000	$3,237,000	$23,000	$2,678,000	$9,431,000
Imputed interest	(110,000)	-	(140,000)	(381,000)	-	(350,000)	(981,000)
Total operating lease liabilities	$2,007,000	$883,000	$353,000	$2,856,000	$23,000	$2,328,000	$8,450,000
Short-term lease liabilities	$827,000	$883,000	$88,000	$844,000	$23,000	$444,000	$3,109,000
Long-term lease liabilities	$1,180,000	$-	$265,000	$2,012,000	$-	$1,884,000	$5,341,000

Other information related to our operating leases is as follows:

December 31, 2021
Weighted average remaining lease term in years	3.9 years
Weighted average discount rate	10.4%

LEASE AGREEMENTS

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

On January 9, 2014, Mission USA entered into a seven year and five-month lease agreement for office space in New York, NY. The lease expired in January 2022 and was not renewed.

On May 2, 2017, Mission USA entered into a ten-year lease agreement for office space in Brooklyn, NY. The beginning lease expense was $34,278 per month escalating annually at 2.5%. As part of the lease agreement, Mission USA received a rent abatement in months one through four of the lease. The lease expires on May 1, 2027. In August 2021, the Company amended the lease agreement and lowered the base rent beginning in July 2021 to $24,750 for twelve months, escalating to $28,875 in July 2022 for twelve months, and then returning to the original lease agreement. Contingent on the Company abiding by the payment terms stipulated in the amendment regarding the outstanding rent, the landlord agreed to abate $120,405 of this balance and the Company plans to record this abatement in August 2022 after fulfilling its obligations relating to the payment terms.

On April 6, 2016, Mission UK entered into a ten-year lease agreement for office space in London, UK. In April 2021, Mission UK terminated the original lease agreement and has agreed with the landlord to occupy the first floor of the building through June 2021 at £8,858 per month. In April 2021, Mission UK entered into a three-year lease agreement for office space in London, UK ending in April 2024. The lease expense is £39,173 ($52,875) per month throughout the life of the lease.

On February 1, 2020, Troika Production Group, LLC. entered into a five-year lease agreement for office space in Los Angeles, CA. The beginning lease expense is $42,265 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 3.5%, year over year. The lease expires on January 31, 2025.

The Company accounts for leases based on the new accounting standard ASC 842 and recorded $940,000 and $746,000 in rent expense for the six months ended December 31, 2021 and 2020, respectively.

SUBLEASE AGREEMENTS

On January 19, 2018, Mission Media USA, Inc. entered into a four-year sublease agreement pertaining to the aforementioned office space in New York, NY. The sublease commenced on March 1, 2018, ended in January 2022, and was not renewed. The lease income was $22,496 per month escalating annually at 3.0%.

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

MVRK SETTLEMENT

Mission Culture, LLC recently settled a claim from a former vendor, Maverick, LLC (“MVRK”) associated with certain services purportedly provided.  Mission Culture, LLC and MVRK counsel have agreed to settle the claim for $110,000 with an upfront payment of $70,000 paid at signature and the remainder paid in four monthly installments of $10,000.  The parties are in the process of drafting the settlement documents and the Company has fully accrued the settlement in the six months ending December 31, 2021.

LA BREA LEASE AGREEMENT

The Company was contacted by counsel representing the landlord of Troika Design’s former La Brea office lease in Los Angeles regarding the amounts due under the lease. The Company is reviewing the claims and assessing the amount due under the lease although an exact figure cannot be ascertained at this time due to potential mitigating factors.

The Company has currently accrued approximately $883,000 related to this matter. Counsel has advised the accrual of an additional $700,000 as the total estimated liability is approximately $1.6M related to the Troika Design Group, Inc. subsidiary’s former lease.  Management believes the Company can settle the matter for less due to current conditions and outside counsel for the Company has advised that a settlement amount below the currently accrued for amount is likely.

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

COMMON STOCK

As of December 31, 2021 and June 30, 2021, the Company had 43,659,616 and 39,496,588 shares of common stock issued and outstanding, respectively.

In the three months ending September 30, 2020, the holder of a convertible promissory note for $1,000,000 informed the Company that they had elected to convert the balance due to common shares at the agreed upon conversion price of $3.00 per share and 387,222 shares were issued representing the outstanding principal and accrued interest.

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

In the three months ending September 30, 2020, the holder of a related party convertible promissory note of $1,300,000 elected to convert the debt into shares of the Company’s common stock at a rate of $0.75 per share for 1,733,334 shares.

In the three months ending December 31, 2021, the Company issued 66,666 shares of common stock to a former employee as per their employment agreement. The common stock was distributed in two separate issuances at an average closing price of $1.56 per share and $104,000 in stock-based compensation was recorded.

In the three months ending December 31, 2021, the Company issued 20,000 shares of common stock to a contractor providing marketing services as per their vendor agreement. The common stock was issued at a price of $2.01 per share and $40,000 in expenses relating to professional fees was recorded.

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

As of December 31, 2021, 720,000 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; and 0 shares of Series D Preferred Stock were issued and outstanding.

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

STOCK PAYABLE

In the fiscal year ended June 30, 2021, the Company recorded a stock payable of $1,210,000 relating to the acquisition of Redeeem, LLC. As per the asset purchase agreement dated May 21, 2021, 452,929 shares of common stock valued at $2.6715 per share were due to be issued to Redeeem’s employees and these shares were issued in the three months ending September 30, 2021.

DEFERRED COMPENSATION

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of fintech platform Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock. In addition, the Company agreed to provide equity to its employees to be vested over three years valued at $9,680,000 representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three years, the Company is treating this as deferred compensation and the expenses are recorded as the equity is vested. The vested portion of the deferred compensation was charged to additional paid-in capital and the expenses are recorded as stock-based compensation

In August 2021, all 3,623,433 shares of the Company’s common stock was issued to Redeeem’s employees and held in an escrow account subject to the vesting schedule in the aforementioned escrow agreement. Based on the vesting schedule summarized below, 2,885,204 shares of the Company’s common stock was issued as of December 31, 2021 but not vested.

The following table summarizes the deferred compensation recorded:

	Amount	Unvested Shares
Deferred compensation balance recorded at acquisition date	$9,680,000	3,623,433
Vested portion of deferred compensation in fiscal year 2021	(362,000)	(135,425)
Unamortized deferred compensation at June 30, 2021	9,318,000	3,488,008
Vested portion of deferred compensation in six months ending December 31, 2021	(1,610,000)	(602,804)
Unamortized deferred compensation at December 31, 2021	$7,708,000	2,885,204

WARRANTS

During the three months ended December 31, 2021, the Company issued warrants to a member of the Board of Directors to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.24 per share. The warrants are valued at approximately $98,000 using the Black-Scholes model.

During the three months ended December 31, 2020, the Company issued warrants to a certain aforementioned investor to purchase 40,000 shares of the Company’s common stock at $0.75 vested over three years in consideration for convertible note payables. Valued at $124,000, a total of $41,000 was expensed in both the three months ending December 31, 2020 and the three months ending December 31, 2021.

As of December 31, 2021 and 2020, respectively, the Company has outstanding warrant shares of 8,261,223 with an intrinsic value of $2,944,984 and 8,359,851 warrant shares with an intrinsic value of $1,044,134.

In February 2021, the Company decided to extend all warrants issued in association with its previous Series B Preferred Stock one year beyond their original expiration date. The Company considered recording the increase in the fair value associated with these new terms in the three months ending December 31, 2021 but determined that the change was not material and an adjustment was not necessary.

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

 The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the six months ended December 31, 2021 and 2020:

	2021	2020
Volatility - range	64.0%	63.5% - 64.4%
Risk-free rate	0.9%	0.2% - 0.3%
Contractual term	5.0 years	4.0 - 5.0 years
Exercise price	$1.24	$0.75 - $3.00

A summary of the warrants granted, exercised, forfeited and expired for the six months ending December 31, 2021 are presented in the table below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	8,296,408	1.05	1.90	12,158,467	2.2
Granted	150,000	1.24	0.66	-	-
Exercised	-	-	-	-	-
Expired/Forfeited	(185,185)	5.00	12.00	-	-
Outstanding December 31, 2021	8,261,223	0.98	1.63	2,944,984	1.7
Vested and exercisable June 30, 2021	7,055,736	0.88	1.50	2,667,549	1.9
Non-vested December 31, 2021	1,205,486	1.51	2.42	277,435	0.8

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of December 31, 2021.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	7,182,889	1.7 years	6,424,070	2.0 years
$1.24	150,000	-	-	-
$1.50	400,000	2.4 years	400,000	2.7 years
$1.95	26,667	-	-	-
$3.75	435,000	2.5 years	165,000	5.7 years
$3.00	66,667	3.2 years	66,667	3.4 years

	8,261,223	1.7 years	7,055,736	1.9 years

A summary of the warrants granted, exercised, forfeited and expired for the six months ended December 31, 2020 are presented in the table below:

	Number of Warrant Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	7,858,741	$1.52	$1.92	$9,234,295	3.0
Granted	590,000	0.75	3.15	1,967,500	4.3
Exercised	-	-	-	-	-
Expired/Forfeited	(88,888)	-	-	-	-
Outstanding December 31, 2020	8,359,851	1.24	1.87	11,037,350	2.8
Vested and exercisable December 31, 2020	7,241,518	1.22	1.69	8,367,683	2.6
Non-vested December 31, 2020	1,118,333	$1.39	$2.97	$2,669,667	3.7

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of December 31, 2020.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	7,188,333	2.8 years	6,341,667	2.7 years
$1.50	400,000	3.4 years	266,667	3.5 years
$1.95	26,666	4.8 years	-	-
$2.25	6,666	4.8 years	-	-
$3.00	76,667	0.6 years	3,333	4.6 years
$3.75	368,333	3.9 years	230,000	4.0 years
$6.00	381,333	0.2 years	381,333	0.2 years
$27.00	18,518	0.6 years	18,518	0.6 years
	8,359,851	2.8 years	7,241,518	2.6 years

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock option under IRS section 422 (“ISO’s”) or a non-qualified stock option (“Non-ISO’s”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan. As of December 31, 2021, the Company has granted, under the Plan, awards in the form of NQSO’s.

2021 EQUITY INCENTIVE PLAN

On October 28, 2021, the Board adopted, and a majority of outstanding shares subsequently approved, the 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”).  The prior Equity Plan did not have any remaining authorized shares.  The 2021 Plan is intended to attract and retain employees, directors and consultants, to involve them to work for the benefit of the Company or its affiliated entities, and to provide additional incentive for them to promote the Company’s success.  The 2021 Plan provides for the award of stock options, either incentive stock options (ISOs) or non-qualified stock options (NQSOs), restricted shares and restricted stock units (RSUs).  The 2021 Plan authorized 12,000,000 shares of Common Stock for the issuance of awards under the 2021 Plan.  As of the date of this report, an aggregate of 4,600,000 RSUs had been awarded to executive officers and directors and 1,500,000 RSUs had been awarded to employees.

ISO’s Awards

During the three months ended December 31, 2021, the Company issued options to certain employees to purchase 76,667 shares of the Company’s common stock between $1.49 and $3.75 per share which vested during various terms and were valued at $114,000. In regards to the options issued in the three months ending December 31, 2021, the Company recorded compensation of $0 for the vested portion of these options. The Company recorded compensation of $106,000 relating to the vested portion of options that were issued in previous periods for the three months ended December 31, 2021. The total compensation of the unvested options to be recognized in future periods is $896,000 and the weighted average remaining is 2.8 years.

During the three months ended December 31, 2020, the Company did not issue additional options. The Company recorded compensation of $263,000 relating to the vested portion of options that were issued in previous periods for the three months ended December 31, 2020. The total compensation of the unvested options to be recognized in future periods is $596,000 and the weighted average remaining is 1.6 years.

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

The Company has utilized the following assumptions in its Black-Scholes options valuation model to calculate the estimated grant date fair value of the options during the six months ended December 31, 2021 and 2020:

	2021		2020
Volatility - range	64.2%–64.9%		64.8%
Risk-free rate	0.9–1.2%	%	0.3%
Contractual term	3.0 years		3.0 years
Exercise price	$1.49 - $3.75		$3.75

A summary of the options granted, exercised, forfeited and expired for the six months ending December 31, 2021 are presented in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	3,088,333	$1.13	$1.06	1,829,999	0.4
Granted	720,169	3.46	1.49	-	2.8
Exercised	-	-	-	-	-
Expired/Forfeited	-	-	-	-	-
Outstanding December 31, 2021	3,808,502	1.39	1.13	1,044,134	0.8
Vested and exercisable December 31, 2021	2,912,778	0.92	1.11	1,009,056	0.2
Non vested December 31, 2021	895,724	$2.91	$1.39	$35,078	2.8

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of December 31, 2021.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,546,667	0.2	2,594,444	0.1
$1.49	10,000	2.9	-	-
$1.50	200,000	-	200,000	-
$2.08	258,334	2.4	-	-
$2.61	383,500	3.5	-	-
$2.84	1,667	3.5	-	-
$3.75	408,334	1.5	118,333	1.2
	3,808,502	0.8	2,912,778	0.2

A summary of the options granted, exercised, forfeited and expired for the six months ended December 31, 2020 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	3,377,222	$1.10	$1.06	$2,030,000	0.7
Granted	76,667	3.75	1.61	-	2.8
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(143,333)	-	-	-	-
Outstanding December 31, 2020	3,310,556	1.10	1.01	1,830,000	0.5
Vested and exercisable December 31, 2020	2,714,893	0.80	0.89	1,351,901	0.3
Non-vested December 31, 2020	595,663	$2.49	$1.82	$478,099	1.6

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of December 31, 2020.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,768,889	0.3	2,543,782	0.2
$1.50	200,000	0.8	166,667	0.7
$3.75	341,667	2.2	4,444	1.3

	3,310,556	0.5	2,714,893	0.3

NOTE 10 – DISAGGREGATION OF REVENUE & LONG-LIVED ASSETS

The following table presents the disaggregation of gross revenue between revenue types:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Project fees	$3,129,000	$1,488,000	$8,001,000	$3,641,000
Retainer fees	450,000	523,000	911,000	1,088,000
Fee income	1,317,000	1,030,000	2,593,000	1,759,000
Reimbursement income	2,079,000	1,410,000	3,815,000	2,095,000
Other revenue	19,000	-	23,000	-
	$6,994,000	$4,451,000	$15,343,000	$8,583,000

The following table presents the disaggregation of gross revenue between the United States and the United Kingdom for the three and six months ended:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gross Revenue:
United States	$4,439,000	$2,328,000	$10,518,000	$5,631,000
United Kingdom	2,555,000	2,123,000	4,825,000	2,952,000
Total gross revenue	$6,994,000	$4,451,000	$15,343,000	$8,583,000

The following table presents the disaggregation of gross profit between the United States and the United Kingdom for the three and six months ended:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gross Profit:
United States	$1,939,000	$1,389,000	$4,382,000	$2,692,000
United Kingdom	1,472,000	923,000	2,541,000	1,472,000
Total gross profit	$3,411,000	$2,312,000	$6,923,000	$4,164,000

The following table presents the disaggregation of net loss between the United States and the United Kingdom for the three and six months ended:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Gain/(Loss):
United States	$(4,174,000)	$(720,000)	$(5,961,000)	$(3,959,000)
United Kingdom	64,000	97,000	(288,000)	(585,000)
Total net loss	$(4,110,000)	$(623,000)	$(6,249,000)	$(4,544,000)

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of December 31, 2021:

	United States	United Kingdom	Total
Computer equipment	$499,000	$247,000	$746,000
Website design	6,000	-	6,000
Office machine & equipment	52,000	44,000	96,000
Furniture & fixtures	383,000	84,000	467,000
Leasehold improvements	138,000	-	138,000
	145,000	-	145,000
	1,223,000	375,000	1,598,000

Accumulated depreciation	(911,000)	(313,000)	(1,224,000)
Net book value	$312,000	$62,000	$374,000

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2021:

	United States	United Kingdom	Total
Computer equipment	$468,000	$229,000	$697,000
Website design	6,000	-	6,000
Office machine & equipment	51,000	46,000	97,000
Furniture & fixtures	352,000	86,000	438,000
Leasehold improvements	135,000	-	135,000
Tenant incentives	145,000	-	145,000
	1,157,000	361,000	1,518,000

Accumulated depreciation	(867,000)	(308,000)	(1,175,000)
Net book value	$290,000	$53,000	$343,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of December 31, 2021:

Intangibles	US	UK	Total
Customer relationship	$4,960,000	$-	$4,960,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	-	1,430,000
Technology	520,000	-	520,000
Tradename	470,000	-	470,000
Workforce acquired	2,125,000	-	2,125,000
	10,265,000	-	10,265,000
Less: accumulated amortization	(8,006,000)	-	(8,006,000)

Net book value	$2,259,000	$-	$2,259,000

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

NOTE 11 – SUBSEQUENT EVENTS

EQUITY INCENTIVES

In January 2022, the Company awarded a total of 6,100,000 restricted stock awards in incentive compensation consisting of 4,600,000 RSUs to executive officers and directors and 1,500,000 RSUs awarded to employees.

WARRANTS ISSUED

In January 2022, the Company issued warrants to a consultant for services rendered to purchase 25,000 shares of the Company’s common stock vested over two years. The warrants have an exercise price representing 20% below the prior business day’s closing price when the holder elects to exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended June 30, 2021, and the notes thereto (the “Form 10-K”). The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

In the current environment, a major priority for us is preserving liquidity. Our primary liquidity sources are operating cash flow, cash and cash equivalents and short-term investments. Although we experienced a decrease in our cash flow from operations as a result of the impact of COVID-19, we obtained relief under the CARES Act in the form of a Small Business Administration backed loans. In aggregate we received $1.7 million in SBA stimulus “Payroll Protection Program” funding in April 2020 of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions.  On August 14, 2020, the Company received an additional $500,000 in loans with 30 year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company used to address cash shortfalls that resulted from the current pandemic.  In February 2021, the Company obtained additional relief under the CARES Act in the form of a Small Business Administration backed loans and received an additional $1.7 million in SBA stimulus “Payroll Protection Program” funds which were used for payroll, healthcare benefits, and other applicable operating expenses.  In July 2021, the Company was notified that all of the stimulus funds were forgiven with the exception of approximately $8,000 which was returned in the three months ending September 30, 2021.

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

See, Risk Factors Related to the COVID-19 Virus and Pandemic Response in General

RESULTS OF OPERATIONS

For the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

Our revenues for the three months ended December 31, 2021 and 2020 were $6,994,000 and $4,451,000, respectively, an increase of approximately $2,543,000 or 57.1%. This increase is predominately due to Troika Design recognizing $1,616,000 in additional revenue in comparison to the prior period as a result of the generation of new business.  Also attributing to this increase as a result of new business and the ease of lockdowns from the pandemic were the UK and US subsidiaries of Mission-Media Holdings Limited which recognized increases of $433,000 and $451,000, respectively.

The costs of revenue exclusive of operating expenses for the three months ended December 31, 2021 and 2020 were $3,583,000 and $2,139,000, respectively, an increase of $1,444,000, or 67.5%.  This increase is correlated to the aforementioned increase in revenue at Troika Design and the UK and US subsidiaries of Mission-Media Holdings Limited as these costs relate to the staging and production of the additional revenue being generated.   The gross profit margin for the three months ended December 31, 2021 and 2020 slightly decreased to 48.8% from 51.9% due to a higher  proportion of consulting fees being generated in the prior period which have a higher gross profit margin in relation fees related from live events.

The operating costs for the three months ended December 31, 2021 and 2020 were $7,493,000 and $4,520,000 respectively, an increase of $2,973,000 or 65.8%. The primary driver of this increase was an increase of $2,537,000 in cost of personnel which was the result of an increase of $1,731,000 in payroll and its associated fringe benefits as a result of furloughed employees returning to the UK subsidiary of Mission-Media Holdings Limited ($434,000), new hires and returning employees at Troika Design ($482,000), new hires at Troika Labs ($249,000), new hires at the US subsidiary of Mission-Media Holdings Limited ($148,000), new corporate hires ($222,000), and new hires relating to the Redeeem acquisition ($202,000). Also attributing to the increase in cost of personnel is a $507,000 increase in stock-based compensation which is due to the acquisition of Redeeem and the vesting of their employees’ stock relating to their deferred compensation in their purchase agreement ($805,000). This was offset by a reduction of $298,000 in the stock-based compensation relating to the vested portion of other warrants and options awarded.

The Company recognized a $1,704,000 reduction in gains from the extinguishment of stimulus loans in other expenses in the three months ending December 31, 2021 in relation to the three months ending December 31, 2020.   The loans were awarded as a result of the pandemic and the funds were recognized in the prior period as expensed.

As a result of the foregoing, our net loss for the three months ended December 31, 2021 increased to $4,110,000 from $623,000 for the three months ended December 31, 2020.

For the six months ended December 31, 2021 compared to the six months ended December 31, 2020.

Our revenues for the six months ended December 31, 2021 and 2020 were $15,343,000 and $8,583,000, respectively, an increase of approximately $6,760,000 or 78.8%. This increase is predominately due to Troika Design recognizing $4,191,000 in additional revenue in comparison to the prior period as a result of the generation of new business. Also attributing to this increase as a result of new business and the ease of lockdowns from the pandemic were the UK and US subsidiaries of Mission-Media Holdings Limited which recognized increases of $1,873,000 and $653,000, respectively.

The costs of revenue exclusive of operating expenses for the six months ended December 31, 2021 and 2020 were $8,420,000 and $4,419,000, respectively, an increase of $4,001,000, or 90.5%. This increase is correlated to the aforementioned increase in revenue at Troika Design and the UK and US subsidiaries of Mission-Media Holdings Limited as these costs relate to the staging and production of the additional revenue being generated. The gross profit margin for the six months ended December 31, 2021 and 2020 decreased to 45.1% from 48.5% due to a higher proportion of consulting fees being generated in the prior period which have a higher gross profit margin in relation fees related from live events. Also attributing to the decrease in gross profit margin is the increase in revenue at Troika Design which in the six months ending December 31, 2021 recognized a gross profit margin 41.9% which was consistent with its forecast, however slightly lower than the collective margin of 48.0% at the UK and US subsidiaries of Mission-Media Holdings Limited.

The operating costs for the six months ended December 31, 2021 and 2020 were $14,498,000 and $10,329,000 respectively, an increase of $4,169,000 or 40.4%. The primary driver of this increase was an increase of $4,631,000 in cost of personnel which was the result of an increase of $2,593,000 in payroll and its associated fringe benefits as a result of furloughed employees returning to the UK subsidiary of Mission-Media Holdings Limited ($663,000), new hires and returning employees at Troika Design ($423,000), new hires at Troika Labs ($585,000), new hires at the US subsidiary of Mission-Media Holdings Limited ($143,000), new corporate hires ($345,000), and new hires relating to the Redeeem acquisition ($437,000).  Also attributing to the increase in cost of personnel is a $1,166,000 increase in stock-based compensation which is due to the acquisition of Redeeem and the vesting of their employees’ stock relating to their deferred compensation in their purchase agreement ($1,610,000).  This was offset by a reduction of $445,000 in the stock-based compensation relating to the vested portion of other warrants and options awarded.

The Company recognized a $1,442,000 reduction in gains from the extinguishment of stimulus loans in the six months ending December 31, 2021 in relation to the six months ending December 31, 2020. The loans were awarded as a result of the pandemic and the funds were recognized in the prior period as expensed.

As a result of the foregoing, our net loss for the six months ended December 31, 2021 increased to $6,249,000 from $4,544,000 for the six months ended December 31, 2020.

LIQUIDITY & CAPITAL RESOURCES

As of December 31, 2021 compared with June 30, 2021:

As of December 31, 2021, the Company has a working capital deficit of $(8,249,000) compared with a deficit of $(4,004,000) at June 30, 2021. The increase in working capital deficit was primarily the result of a net loss of $6,249,000 for the six months ended December 31, 2021. The increase in working capital deficit also reflects a decrease of $6,084,000 in cash and a decrease of $438,000 in prepaid expenses offset by a decrease of $1,814,000 in accounts payable and accrued expenses and a decrease of $235,000 in short-term lease liabilities.

As of December 31, 2021 compared with December 31, 2020:

Net cash used in operating activities increased by $4,585,000 from $(1,393,000) to $(5,978,000) for the six months ended December 31, 2020 and 2021, respectively. The increase was the result of an increase of $3,523,000 in cash used relating to accounts payable and accrued expenses, $3,447,000 increase in contract liabilities to revenue, $736,000 reduction in the amortization of intangibles, $787,000 increase in lease liabilities, and a $1,705,000 increase in net loss. This was offset by a $1,775,000 increase in cash generated from accounts receivable and a $1,302,000 decrease in contract liabilities relating to government grants.

Net cash used in investing activities increased by $74,000 as a result of capital expenditures being increased to $93,000 from $19,000 for the six months ended December 31, 2021 and 2020, respectively.

Net cash provided by financing activities decreased by $1,115,000 from $1,065,000 to $(50,000) for the six months ended December 31, 2020 and 2021, respectively. The decrease was the result of a $565,000 decrease in proceeds from stimulus loan programs and a $500,000 decrease in proceeds from convertible note payables.

During the six months ended December 31, 2021 and 2020, the Company did not recognize any proceeds from the sale of its securities.

As a result of the forgoing, the Company had a decrease in cash of $6,084,000 for the six months ended December 31, 2021 in comparison to a decrease of $634,000 for the six months ended December 31, 2020.

Non-GAAP Measures

The following table sets forth the reconciliation of Adjusted Earnings Before Interest Taxes Depreciation & Amortization (“Adjusted EBITDA”) to Net Income (Loss):

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adj. EBITDA”):

 The adjusted EBITDA metric is most helpful when used in determining the value of a company for transactions such as mergers, acquisitions or raising capital.

The adjustments made to a company’s EBITDA can vary quite a bit from one company to the next, but the goal is the same. Adjusting the EBITDA metric aims to “normalize” the figure so that it is somewhat generic, meaning it contains essentially the same line-item expenses that any other, similar company in its industry would contain.

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

We recognize that Adjusted EBITDA off net income, have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

·	our capital expenditures or future requirements for capital expenditures or mergers and acquisitions;
·	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;
·	depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, or any cash requirements for the replacement of assets;
·	changes in cash requirements for our working capital needs; or
·	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold) and transition costs from acquisitions.

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

EBITDA Adjustments included below:

·	Unrealized gains or losses
·	Non-cash expenses (depreciation, amortization)
·	Litigation expenses
·	Non-operating related management bonuses
·	Gains or losses on foreign exchange
·	Goodwill impairments
·	Non-operating income
·	Stock-based compensation

Non-GAAP Financial Measures

Non-GAAP Measures	Three Months Ended December 31,
Un-Audited	2021	2020
	Un-Audited	Un-Audited

Net Operating Loss	$(4,110,000)	$(623,000)

* Unrealized gains or losses - Rent Abatement	39,000	-
* Non-cash expenses (Depreciation, amortization of intangibles & amortization of note payable discount)	199,000	961,000
* Interest expense	34,000	42,000
* Losses on foreign exchange	10,000	-
* Stock-based compensation non-cash expense	1,071,000	320,000
* Acquisition costs	517,000	-
* Consulting services (non-recurring)	204,000	-
* Software implementation (non-recurring)	45,000	-
* Legal costs	44,000	105,000

Adjusted EBITDA	$(1,947,000)	$805,000

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. They have concluded that, as of December 31, 2021, our disclosures, controls and procedures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company’s registration statement on Form S-1 (Nos. 333-255328 and 333-255353) was declared effective by the SEC on April 19, 2021. The offering commenced on April 19, 2021 and was completed on April 22, 2021. The Company’s co-managing underwriters were EF Hutton (f/k/a Kingswood Capital Markets), a division of Benchmarks Investments, Inc., and Westpark Capital, Inc.

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

From the effective date of the Registered Statements through December 31, 2021, the amount of net proceeds were used for: the acquisition of Redeeem LLC ($1,380,000; repayment of indebtedness (approximately $5,329,780), working capital and any other purpose for which at least five (5%) percent of total offering proceeds or $100,000 (whichever is less) has been used, including approximately $1,153,780 for legal expenses outside of the offering and $761,475 for deferred consultant fees and $1,666,660 of deferred compensation for officers, directors and employees.

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

Troika Media Group, Inc.
(Registrant)

/s/ Christopher Broderick
(Signature)

Date: February 14, 2022	Name:	Christopher Broderick
	Title:	Chief Financial Officer
(Principal Financial Officer)

