Form 10-Q
period 2022-03-31
Troika Media Group, Inc.
filed 2022-05-23
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response....... 186.82

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act).☒ Yes       ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court. ☐ Yes      ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 20, 2022
Common Stock, $.001 par value	64,109,616

Troika Media Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	June 30, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$42,396,000	$12,066,000
Accounts receivable, net	32,461,000	1,327,000
Prepaid expenses	221,000	670,000
Other assets – short term portion	150,000	1,000
Total current assets	75,228,000	14,064,000

Other assets -long term portion	1,447,000	626,000
Property and equipment, net	642,000	343,000
Operating lease right-of-use assets	9,543,000	6,887,000
Intangible assets, net	72,864,000	2,603,000
Goodwill	60,896,000	19,368,000
Total assets	$220,620,000	$43,891,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,808,000	$8,363,000
Convertible notes payable	50,000	50,000
Note payable - related party - short term portion	120,000	200,000
Due to related parties	-	41,000
Contract liabilities	21,057,000	5,973,000
Operating lease liability - short term portion	3,781,000	3,344,000
Bank loan net of debt discount – short term portion	1,461,000	-
Derivative liabilities	1,000	13,000
Taxes payable	100,000	62,000
Stimulus loan programs- short term portion	-	22,000
Total current liabilities	67,378,000	18,068,000

Long term liabilities:
Operating lease liability - long term portion	10,514,000	5,835,000
Preferred stock liability	15,998,000	-
Warrant liability	30,639,000	-
Bank loan net of debt discount – long term portion	65,824,000	-
Acquisition liability	5,000,000	-
Stimulus loan programs - long term portion	-	547,000
Rental deposits	124,000	119,000
Other long-term liabilities	-	477,000
Liabilities of discontinued operations - long term portion	107,000	107,000

Total liabilities	195,584,000	25,153,000

Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized	-	-
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, 720,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021)	7,000	7,000
Series E Preferred Stock ($0.01 par value: 500,000 shares authorized, 500,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	5,000	-
Common stock, ($0.001 par value: 800,000,000 shares authorized; 64,159,616 and 39,496,588 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	64,000	40,000
Additional paid-in-capital	232,836,000	204,788,000
Stock payable	-	1,210,000
Accumulated deficit	(207,526,000)	(186,889,000)
Other Comprehensive Loss	(350,000)	(418,000)
Total stockholders’ equity	25,036,000	18,738,000
Total liabilities and stockholders’ equity	$220,620,000	$43,891,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Project revenues, net	$15,685,000	$3,854,000	$31,028,000	$12,437,000
Cost of revenues	11,738,000	1,941,000	20,158,000	6,360,000
Gross profit	3,947,000	1,913,000	10,870,000	6,077,000

Operating expenses:
Selling, general and administrative expenses	14,606,000	6,813,000	27,835,000	14,864,000
Professional fees	2,577,000	136,000	3,445,000	1,274,000
Depreciation expense	33,000	34,000	91,000	95,000
Amortization expense of intangibles	396,000	540,000	739,000	1,619,000
Total operating expenses	17,612,000	7,523,000	32,110,000	17,852,000
Loss from operations	(13,665,000)	(5,610,000)	(21,240,000)	(11,775,000)

Other income (expense):
Business acquisition costs	(827,000)	-	(827,000)	-
Income from government grants	-	831,000	262,000	2,535,000
Amortization expense of note payable discount	-	-	-	(409,000)
Interest expense	(100,000)	11,000	(147,000)	(35,000)
Foreign exchange gain	1,000	(11,000)	(25,000)	(48,000)
Gain on early termination of operating lease	-	-	(3,000)	-
Gain in derivative liabilities	201,000	-	213,000	-
Other income	35,000	122,000	1,220,000	378,000
Other expenses	-	1,000	-	154,000
Total other income (expense)	(690,000)	954,000	693,000	2,575,000

Net loss from continuing operations before income tax	(14,355,000)	(4,656,000)	(20,547,000)	(9,200,000)
Provision for income tax	(33,000)	(23,000)	(90,000)	(23,000)
Net loss attributable to common stockholders	$(14,388,000)	$(4,679,000)	$(20,637,000)	$(9,223,000)
Foreign currency translation adjustment	36,000	(130,000)	68,000	(629,000)
Comprehensive loss	$(14,352,000)	$(4,809,000)	$(20,569,000)	$(9,852,000)

Basic earnings (loss) per share
Net loss attributable to common stockholders	$(0.30)	$(0.31)	$(0.47)	$(0.55)

Weighted average basic shares	48,051,751	15,110,400	44,325,690	16,784,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three Months Ending March 31, 2022 and 2021

	Preferred Stock - Series A		Preferred Stock -Series B		Preferred Stock - Series C		Preferred Stock - Series D		Preferred Stock - Series E		Common Stock		Additional				Stockholders’
	$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.01 Par Value		$ 0.001 Par Value		Paid In	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)

BALANCE — July 1, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	-	$-	15,454,623	$16,000	176,262,000	1,300,000	(170,892,000)	253,000	7,000,000

Sale of preferred stock - series D																	-
Retirement of common stock																	-
Issuance of common stock related to convertible note payables											499,222	-	1,400,000	-			1,400,000
Issuance of common stock related to stock payable							-		-		1,733,334	2,000	1,298,000	(1,300,000)			-
Stock-based compensation on options													166,000				166,000
Stock-based compensation on warrants													154,000				154,000
Imputed interest on convertible note payable													4,000				4,000
Foreign currency translation loss																(93,000)	(93,000)
Net loss															(3,921,000)		(3,921,000)

BALANCE — September 30, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	-	$-	17,687,179	$18,000	$179,284,000	$-	$(174,813,000)	$160,000	$4,710,000

Stock-based compensation on options													263,000				263,000
Stock-based compensation on warrants													301,000				301,000
Imputed interest on convertible note payable													3,000				3,000
Beneficial conversion features on convertible promissory notes													144,000				144,000
Warrants granted for convertible promissory note													12,000				12,000
Shares to be issued for convertible promissory note														156,000			156,000
Foreign currency translation gain																(406,000)	(406,000)
Net loss															(623,000)		(623,000)
																	-
BALANCE — December 31, 2020	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	-	$-	17,687,179	$18,000	180,007,000	$156,000	$(175,436,000)	$(246,000)	$4,560,000

Retirement of common stock											(2,666,667)	(3,000)	3,000				-
Stock-based compensation on options													271,000				271,000
Stock-based compensation on warrants													2,427,000				2,427,000
Imputed interest on convertible note payable													9,000				9,000
Beneficial conversion features on convertible promissory notes													-				-
Warrants granted for convertible promissory note													-				-
Foreign currency translation gain																(130,000)	(130,000)
Net loss															(4,679,000)		(4,679,000)

BALANCE — March 31, 2021	720,000	$7,000	2,495,000	$25,000	911,149	$9,000	1,979,000	$20,000	-	$-	15,020,512	$15,000	$182,717,000	$156,000	$(180,115,000)	$(376,000)	$2,458,000

BALANCE — July 1, 2021	720,000	7,000	-	-	-	-	-	-	-	-	39,496,588	40,000	204,788,000	1,210,000	(186,889,000)	(418,000)	18,738,000

Common stock issued relating to Redeeem acquisition											452,929	-	1,210,000	(1,210,000)			-
Record vested deferred compensation relating to Redeeem employees											3,623,433	4,000	801,000				805,000
Stock-based compensation on options													107,000				107,000
Stock-based compensation on warrants													67,000				67,000
Beneficial conversion features on convertible promissory notes																	-
Foreign currency translation gain																31,000	31,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,139,000)	-	(2,139,000)
												-
BALANCE — September 30, 2021	720,000	$7,000	-	$-	-	$-	-	$-	-	-	43,572,950	$44,000	$206,973,000	-	$(189,028,000)	$(387,000)	$17,609,000

Record vested deferred compensation relating to Redeeem employees													805,000				805,000
Stock-based compensation on options													106,000				106,000
Stock-based compensation on warrants													57,000				57,000
Issuance of common stock related to employees											66,666	-	104,000				104,000
Issuance of common stock to contractors for services											20,000	-	40,000				40,000
Foreign currency translation gain																1,000	1,000
Net loss															(4,110,000)		(4,110,000)

BALANCE — December 31, 2021	720,000	$7,000	-	$-	-	$-	-	$-	-	-	43,659,616	$44,000	$208,085,000	-	$(193,138,000)	$(386,000)	$14,612,000

Record vested deferred compensation relating to Redeeem employees													805,000				805,000
Issuance of common stock related to Converge acquisition											12,500,000	12,000	14,863,000				14,875,000
Record preferred stock issued for PIPE									500,000	5,000			(5,000)				-
Stock-based compensation on options													256,000				256,000
Stock-based compensation on warrants													730,000				730,000
Stock-based compensation on restricted stock units											8,000,000	8,000	8,102,000				8,110,000
Foreign currency translation gain																36,000	36,000
Net loss															(14,388,000)		(14,388,000)

BALANCE — March 31, 2022	720,000	$7,000	-	$-	-	$-	-	$-	500,000	$5,000	64,159,616	$64,000	$232,836,000	-	$(207,526,000)	$(350,000)	$25,036,000

Troika Media Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,637,000)	$(9,223,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	91,000	95,000
Amortization of intangibles	739,000	1,619,000
Amortization of right-of-use assets	732,000	893,000
Amortization of discount on convertible note payables	-	409,000
Stock-based compensation on options	509,000	700,000
Stock-based compensation on warrants	854,000	2,882,000
Stock-based compensation relating to Redeeem acquisition	2,415,000	-
Issuance of common stock related to employees	104,000	-
Issuance of common stock to contractors for services	8,110,000	-
Imputed interest for note payable	-	16,000
Recognition of stimulus of contribution revenue from stimulus funding	-	(2,535,000)
Gain on derivative liabilities	(213,000)	-
Recovery of bad debt	(5,000)	(202,000)
Change in operating assets and liabilities:
Accounts receivable	(9,772,000)	(2,205,000)
Prepaid expenses	552,000	21,000
Accounts payable and accrued expenses	3,925,000	2,418,000
Deferred expenses	775,000	-
Other assets	-	63,000
Rental deposits	5,000	(11,000)
Operating lease liability	(889,000)	(10,000)
Taxes payable	(103,000)	-
Contract liabilities	13,166,000	2,462,000
Net cash provided by (used in) operating activities	358,000	(2,608,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	(75,000)	-
Cash paid for acquisition of Converge, net of cash received	(82,730,000)	-
Purchase of fixed assets	(161,000)	(24,000)
Net cash used in investing activities	(82,966,000)	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock, net of offering costs	44,405,000	-
Proceeds from stimulus loan programs		2,258,000
Repayment of other longer-term liabilities	(477,000)	-
Repayment of amount due to related party	(41,000)	-
Payment of stimulus loan program	(566,000)	-
Payments to note payable of related party	(80,000)	-
Proceeds from bank loan, met of debt issuance cost	69,718,000	-
Proceeds from convertible note payable	-	500,000
Net cash provided by financing activities	112,959,000	2,758,000

Effect of exchange rate on cash	(21,000)	(406,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$30,330,000	$(280,000)
CASH AND CASH EQUIVALENTS — beginning of period	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of period	$42,396,000	$1,426,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest expense	$3,000	$-
Noncash investing and financing activities:
Beneficial conversion features on convertible promissory notes	$-	$144,000
Record derivative liability on convertible notes	$-	$98,000
Fair value of common stock issued relating to the Converge acquisition	14,875,000	-
Warrants issued for convertible promissory note	$-	$12,000
Warrants issued relating to debt financing	$2,232,000	$-
Warrants issued relating to equity financing	$28,407,000	$-
Record acquisition liability relating to Converge acquisition	$5,000,000	$-
Capitalized fee on initial term loan	$1,500,000	$-
Original issue discount on amount held in escrow	$900,000	$-
Shares to be issued for convertible promissory note	$-	$156,000
Issuance of common stock related to stock payable	$-	$1,300,000
Issuance of common stock related to stock payable	$104,000	$-
Issuance of common stock to contractors for services	$40,000	$-
Conversion of convertible note payable	$-	$1,400,000
Right-of-use assets acquired through adoption of ASC 842	$-	$8,931,000
Right-of-use assets acquired through operating leases	$467,000	$2,398,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TROIKA MEDIA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended March 31, 2022 and 2021

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

Risks & Uncertainties

Liquidity

For the nine months ending March 31, 2022, the Company had a net loss of $20.6 million, which increased the accumulated deficit to $207.5 million at March 31, 2022 from $186.9 million at June 30, 2021.  At March 31, 2022, the Company had approximately $42.4 million in cash and cash equivalents and a total of $75.2 million in current assets in relation to $67.4 million in current liabilities.

With the most recent acquisition of Converge Direct, the Company believes that on a consolidated basis it will achieve positive operating cash flow in the fiscal year 2023. Converge is an independent performance marketing and managed service business. Converge provides to its customer acquisition services utilizing a broad range of engagement channels in the digital, off-line and emerging media sectors. Along with the added end-to-end solutions integrating Converge and Troika clients in major media markets, such as NY, Los Angeles and London, the Company expects to achieve improved profitability year over year through these integrated solutions and synergies.

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

Based on the recent acquisitions, equity raises, Company-wide consolidation, and management’s plans, the Company believes that the cash on hand of $42,396,000 as of March 31, 2022 and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.  In addition, Management believes they can raise additional capital, if necessary, given the Company has been successful at raising funding through both equity and debt financing.

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

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we implemented multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.  Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors and were delayed by many of the Company’s Mission clients due to the effects of COVID-19.

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

In the United Kingdom in August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of TMG, and its wholly-owned subsidiaries, Troika Design Group, Inc. (California), Troika Services Inc. (New York), Troika Production Group, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media Holdings Limited (England and Wales), Mission Media USA, Inc. (New York), Troika IO, Inc. (f/k/a Redeeem Acquisition Corp) (California), Converge Direct, LLC (Delaware), Converge Direct Interactive, LLC (Delaware), Converge Marketing Services (to the extent of 40%), LLC (Delaware) and Lacuna Ventures, LLC (Delaware). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates and assumptions made by management include, among others, the assessment of the collectability of accounts receivable and the determination of the allowance for doubtful accounts, the valuation and useful life of capitalized equipment costs and long-lived assets, valuation of warrants and options, the determination of the useful lives and any potential impairment of long-lived assets such as intangible assets and goodwill, the allocation of purchase consideration to assets and liabilities due to the Redeeem acquisition, the allocation of purchase consideration to assets and liabilities due to the Converge Direct acquisition, stock-based compensation, and deferred tax assets. Actual results could differ from those estimates.

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

 Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short-term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of March 31, 2022 and June 30, 2021, the Company had $39,766,000 and $10,125,000 in cash that was uninsured, respectively.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and highly liquid debt instruments with original maturities of less than three months. At various times during the year, the Company has maintained cash balances in excess of federally insured limits. The Company believes it mitigates its risk by banking with major financial institutions.

The Company invests all excess cash primarily in government bonds, corporate debt securities, mortgage-backed and asset-backed securities, time deposits, and money market funds.

We classify all marketable debt securities that have stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities of greater than three months as marketable securities on our Consolidated Balance Sheet

We determine the appropriate classification of our investments in marketable debt securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable debt securities as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their stated maturities. As we view these securities as available to support current operations, we classify highly liquid securities with maturities beyond 12 months as current assets under the caption marketable securities on the Combined Balance Sheet. We carry these securities at fair value, and have elected the fair value option, for which changes in fair value are recorded in other income (expense), net. We determine any realized gains or losses on the sale of marketable debt securities on a specific identification method, and we record such gains and losses as a component of other income (expense), net.

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

The Company periodically reviews the outstanding accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. When a customer’s account is deemed to be uncollectible the outstanding balance is charged to the allowance for doubtful accounts. As of March 31, 2022 and June 30, 2021, the Company had $517,000 and $521,000 in allowance for doubtful accounts, respectively.

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

The Company is currently working with its tax partners to assess whether the goodwill is deductible for income tax purposes.

Intangibles

Intangible assets with finite useful lives consist of tradenames, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for intangibles in the three and nine months ended March 31, 2022 and 2021.

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

Troika/Mission

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

Converge Direct

Advertising Revenues

The Company offers advertising and services by delivering both performance and brand advertising. The Company recognizes revenues for performance advertising when a user engages with the advertisement, such as a click, a view, or a purchase.

Generally, advertising revenues are reported on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and amounts paid to suppliers are recorded as cost of revenues. Where we are the principal, we control the advertising and services before it is transferred to our customers. Our control is evidenced by our being primarily responsible to our customers and having a level of discretion in establishing pricing.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin.

The Company has the two distinct contractual services

Managed Services

Company provides a service (such as, but not limited to, media planning, media buying, media ROI measurement and media or marketing performance reporting). The Company is compensated for delivering such services by means of a (i) predetermined retainer amount or (ii) a pre-determined commission percentage based on the total media spend executed by Company on a client’s behalf.

Reimbursements

Our customers reimburse for expenses relating to the out-of-pocket costs associated with the provision of Managed Services engagements. This includes third party expenses such as media costs and administrative fees (Google, Facebook, TheTradeDesk, etc), technology fees (TheTradeDesk, Invoca, LiveRamp etc), production expenses (printing, logistics, etc), data costs and other third-party expenses that Company incurs on behalf of a client that is needed to deliver the services.

Performance Marketing (“Pay Per Event”)

Company provides to its clients the ability to pay for a marketing or sales event rather than incurring the media and services expense in a managed service engagement. The Company utilizes the same functions that it delivers in its managed services offering but only charges a client for a pre-determined marketing or sales outcome. The fees in this situation will typically be tied to a (i) cost per phone call, (ii) cost per web form lead, (iii) cost per consumer appointment, (iv) cost per qualified lead, and (v) cost per sale.

There is a premium that is charged to the client for the Performance Marketing service due to the fact that the Company is taking on the cost risk associated with the services and media that it is executing without knowing that revenue will be generated. The risk is mitigated by the fact that the client has agreed to purchase the “work product’” (lead, call, etc.) at a predetermined cost and the Company charges higher margins associated with the service.

Sales Commissions

We expense sales commissions when incurred when the amortization period is one year or less. We recognize an asset for certain sales commissions if we expect the period of benefit of these costs to exceed one year and amortize it over the period of expected benefit. These costs are recorded within sales and marketing expenses.

Deferred Revenues and Remaining Performance Obligations

We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. Additionally, we have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenues, also referred to as remaining performance obligations. Remaining performance obligations include related deferred revenue currently recorded as well as amounts that will be invoiced in future periods and excludes (i) contracts with an original expected term of one year or less, (ii) cancellable contracts, and (iii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

As of March 31, 2022, the amount not yet recognized as revenues from these commitments for Converge Direct is $13,618,000 which we expect to recognize entirely over the next six months. However, the amount and timing of revenue recognition is largely driven by when the customer utilizes the services and our ability to deliver in accordance with relevant contract terms, which could impact our estimate of the remaining performance obligations and when we expect to recognize such as revenues.

Cost of Revenues

Cost of revenues consists of the payments made to third parties, such as media costs and administrative fees (Google, Facebook, TheTradeDesk, etc), technology fees (TheTradeDesk, Invoca, LiveRamp etc), production expenses (printing, logistics, etc), data costs, and other third-party expenses that Company incurs on behalf of a client that is needed to deliver the services.

Contract Assets

The Company does not have any contract assets such as work-in-process. All trade receivables on the Company’s consolidated balance sheet are from contracts with customers.

Contract Costs

Costs incurred to obtain a contract are capitalized unless short term in nature. As a practical expedient, costs to obtain a contract that are short term in nature are expensed as incurred. The Company does not have any contract costs capitalized as of March 31, 2022 and June 30, 2021.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During the nine months ended March 31, 2022 and 2021, the Company incurred $117,000 and $0, respectively, on marketing, trade shows and advertising.  During the three months ended March 31, 2022 and 2021, the Company incurred $58,000 and $0, respectively, on marketing, trade shows and advertising.

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

The relevant translation rates are as follows: for the nine months ended March 31, 2022 closing rate at 1.313900 US$: GBP, average rate at 1.351989 US$: GBP, for the nine months ended March 31, 2021 closing rate at 1.378900 US$: GBP, average rate at 1.342278 US$: GBP.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the three and nine months ended March 31, 2022 and 2021 included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents as the three and nine months ending March 31, 2022 and 2021, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and net loss:

	Three Months Ending March 31,
	2022	2021
Convertible preferred stock	42,048,000	18,068,034
Stock options	3,080,016	2,342,660
Stock warrants	58,538,006	7,622,411
Total	103,666,022	28,033,105

	Nine Months Ending March 31,
	2022	2021
Convertible preferred stock	42,048,000	18,068,034
Stock options	3,155,233	2,127,915
Stock warrants	58,557,984	6,443,472
Total	103,761,217	26,639,421

STIMULUS FUNDING

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On March 31, 2022, the Company recorded deferred income liabilities of $0 within contract liabilities and $0 of stimulus loans. On June 30, 2021, the Company recorded deferred income liabilities of $270,000 within contract liabilities and $569,000 within stimulus loans. For the three months ending March 31, 2022 and 2021, the Company recognized $0 and $831,000 in income from government grants, respectively. For the nine months ending March 31, 2022 and 2021, the Company recognized $262,000 and $2,535,000 in income from government grants, respectively. In the nine months ending March 31, 2022, $8,000 of the stimulus funding was not forgiven and returned to the bank.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020.  The Company has adopted the guidance effective July 1, 2021.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company has adopted the guidance effective July 1, 2021.

NOTE  2 – CONVERGE DIRECT ACQUISITION

On March 22, 2022 (the “Closing Date”), the Company completed the acquisition of Converge Direct, LLC and affiliates (the “Converge Acquisition”) and the total purchase price was $125,000,000 valued at $114,875,000. The purchase price for accounting purposes consists of sixty-five million dollars ($65,000,000) in cash paid on the date of the acquisition, thirty million dollars ($30,000,000) currently held in escrow payable upon completion of its annual audits, another five million dollars ($5,000,000) payable twelve months after the acquisition date contingent on the Company satisfying its bank covenants, and the remaining fourteen million eight hundred and seventy-five thousand ($14,875,000) dollars was paid in the Company’s restricted common stock valued at $1.19 per share.  All 12,500,000 shares are subject to a nine (9) month lock-up. Pursuant to the provisions of the Membership Interest Purchase Agreement (the “MIPA”) dated as of November 22, 2021, as amended, an aggregate of $2,500,000 (10%) or 1,250,000 shares of the common stock issued to the Sellers are held in escrow to secure against claims for indemnification. The escrowed shares shall be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805).

PURCHASE PRICE

The Company has estimated the fair value of the consideration due as follows:

Cash paid at closing	$65,000,000
Cash held in escrow	30,000,000
Cash payable after a year if bank covenants satisfied	5,000,000
Fair value of common stock issued at Closing	14,875,000
Total purchase price	$114,875,000

The fair value of the 12,500,000 shares was calculated to be $14,875,000 based on a closing price of the Company’s common stock at $1.19 per share on March 22, 2022.

The Company is recording the $5,000,000 payable twelve months after the acquisition date contingent on the Company satisfying its bank covenants as a long-term liability as the cash would be distributed subsequent to the March 31, 2023 reporting period. The Company will also reevaluate this balance during the June 30, 2022 close.

PURCHASE PRICE ALLOCATION

The Company negotiated the purchase price based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production and service networks.  The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. The Company engaged a valuation expert to provide guidance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and the entire allocation is subject to a final review, including but not limited to the accounts receivable, accounts payable, deferred revenue, intangible assets and accruals.

Subject to final review, the following table summarizes the preliminary allocation of the purchase price of the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$33,856,000
Fixed assets	233,000
Other non-current assets	4,340,000
Intangible assets	71,000,000
Goodwill	41,528,000
Current liabilities	(30,576,000)
Other non-current liabilities	(5,506,000)
Consideration	$114,875,000

INTANGIBLE ASSETS

                The estimated fair values of the identifiable intangible assets acquired were calculated using an income valuation approach which requires a forecast of expected future cash flows either through the use of relief-from-royalty method or multi-period excess earnings methods (MPEEM). The estimated useful lives are based on the Company’s experience and expectations as to the duration of the time the Company expects to realize benefits of the assets.

The estimated fair values of the identifiable intangible assets acquired, estimated useful lives and related valuation methodology are as follows:

Intangible Assets:	Preliminary Fair Value	Life in Years	Discount Rate	Valuation Method
Customer relationships	$56,900,000	10	17.5%	Income (MPEEM)
Technology	10,500,000	5	17.5%	Income (Relief-from-Royalty)
Tradename	3,600,000	10	18.5%	Income (Relief-from-Royalty)
	$71,000,000

Customer relationships, technology and tradename will be amortized on a straight-line basis over their estimated useful lives.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Converge Direct, LLC by the Company had been completed on July 1. The unaudited proforma results include amortization associated with preliminary estimates for the acquired intangible assets, amortization of debt discounts, and interest expense on the debt issued to complete the acquisition on these unaudited pro forma adjustments.

	For the Nine Months Ended March 31,
	2022	2021
Gross revenue	$216,685,000	$194,587,000
Cost of revenue	(183,890,000)	(167,680,000)
Gross profit	32,795,000	26,907,000

Operating expenses	(59,825,000)	(44,611,000)

Net gain/(loss)	$(27,030,000)	$(17,704,000)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Computer equipment	$990,000	$697,000
Website design	6,000	6,000
Office machine & equipment	95,000	97,000
Furniture & fixtures	975,000	438,000
Leasehold improvements	235,000	135,000
Tenant incentives	145,000	145,000
	2,446,000	1,518,000
Accumulated depreciation	(1,804,000)	(1,175,000)
Net book value	$642,000	$343,000

During the three months ended March 31, 2022 and 2021, depreciation expense was $33,000 and $34,000, respectively. During the nine months ended March 31, 2022 and 2021, depreciation expense was $91,000 and $95,000, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
Customer relationship	$61,860,000	$4,960,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	1,430,000
Technology	11,020,000	520,000
Tradename	4,070,000	470,000
Workforce acquired	2,125,000	2,125,000
	81,265,000	10,265,000
Less: accumulated amortization	(8,401,000)	(7,662,000)

Net book value	$72,864,000	$2,603,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to ten years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the three and nine months ended March 31, 2022, the Company had no impairments. For the three and nine months ended March 31, 2021, the Company had no impairments. During the fiscal year ending June 30, 2021, the Company recorded $0 in impairment expense related to intangibles.

During the three months ended March 31, 2022 and 2021, amortization expense was $396,000 and $540,000, respectively. During the nine months ended March 31, 2022 and 2021, amortization expense was $739,000 and $1,619,000, respectively.

As of March 31, 2022, the future amortization expense related to intangible assets will be recognized in the periods below:

Fiscal year ending June 30:
Remaining 2022	$2,949,000
2023	8,837,000
2024	8,549,000
2025	8,527,000
2026	8,427,000
2027	7,742,000
2028	6,050,000
2029	6,050,000
2030 and thereafter	15,733,000
$72,864,000

 NOTE 5 – ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of March 31, 2022 and June 30, 2021, the Company recorded $40,808,000 and $8,363,000 in accounts payable and accrued expenses respectively.  Both accounts payable and accrued expenses are treated as current liabilities however the difference is that a formal invoice has been received and entered to record an accounts payable.

	March 31, 2022	June 30, 2021
Accounts payable	$10,491,000	$2,362,000
Accrued expenses	29,083,000	4,819,000
Accrued payroll	700,000	294,000
Accrued taxes	534,000	888,000
	$40,808,000	$8,363,000

NOTE 6 – CONVERTIBLE NOTES PAYABLE

 In October 2020, the Company received gross proceeds of $50,000 representing a convertible note payable issued to an existing investor. Terms include an interest rate of 10% and a maturity date the earlier of January 1, 2021 or five business days after the Company is listed on a US national securities exchange. Upon mutual agreement, the outstanding balance can be converted to common stock at a conversion price 25% less the current market price. In consideration for the loan, 6,667 warrants were issued at an exercise price of $2.25 per share vesting over three years. The Company determined that the note’s conversion feature should be valued separately and bifurcated from the host instrument and accounted for as a separate derivative liability. The fair market value of the embedded conversion feature was determined to be $1,000 and $13,000 using the Black-Scholes model as of March 31, 2022 and June 30, 2021, respectively. The derivative liability was recorded as a short-term liability and interest expense of $1,000 and $4,000 were recorded for the three and nine months ending March 31, 2022, respectively. The assumptions used in the Black-Scholes valuation include a volatility of 63.62%, risk-free rate of 2.42% and a term of one year.

During the three months ended March 31, 2022 and 2021, the Company paid $0 towards the principal of the Promissory Notes. During the nine months ended March 31, 2022 and 2021, the Company paid $0 towards the principal of the Promissory Notes.

As of March 31, 2022 and June 30, 2021, there was a total $50,000 in notes payable outstanding. The Company recorded $1,000 and $12,000 in interest expense relating to convertible note payables during the three months ended March 31, 2022 and 2021. The Company recorded $4,000 and $24,000 in interest expense relating to convertible note payables during the nine months ended March 31, 2022 and 2021. The Company recorded $0 and $0 in amortization expense relating to the note payable discount during the three months ended March 31, 2022 and 2021, respectively. The Company recorded $0 and $409,000 in amortization expense relating to the note payable discount during the nine months ended March 31, 2022 and 2021, respectively.

NOTE 7 – NOTE PAYABLE

On March 21, 2022, the Company entered into a Financing Agreement with Blue Torch Finance LLC (“Blue Torch”), as Administrative Agent and Collateral Agent.

This $75,000,000 First Lien Term Loan (the “Credit Facility”) formed the majority of the purchase price of the CD Acquisition, as well as for working capital and general corporate purposes.

The Credit Facility provides for: (i) a Term Loan in the amount of $75,000,000; (ii) an interest rate of the Libor Rate Loan of three (3) months; (iii) a four-year maturity, amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% of the Credit Facility paid at closing, plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50% of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive covenants in the Credit Facility and leverage ratios, fixed charge coverage ratios, and maintaining liquidity of at least $6,000,000 at all times.

The Company and each of its subsidiary Guarantors entered into a Pledge and Security Agreement (the “Security Agreement”) dated as of March 21, 2022, as a requirement with the Credit Facility. Each Guarantor pledged and assigned to the Collateral Agreement and granted the Collateral Agent with a continuing security interest in all personal property and fixtures of the Guarantors (the “Collateral”) and all proceeds of the Collateral. All equity of the Guarantors was pledged by the Borrower.

On March 21, 2022, each of the Company’s Subsidiaries, as Guarantors, entered into an Intercompany Subordination Agreement (the “ISA”) with the Collateral Agent. Under the ISA, each obligor agreed to the subordination of such indebtedness of each other obligor to such other obligations.

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $30,000,000 of the $75,000,000 proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2019 and 2020 are delivered to Blue Torch Finance LLC.

The outstanding balance of the note is as follows:

Principal balance	$76,500,000
Fair value of the warrants	(2,433,000)
Original issue discount	(1,500,000)
Debt issuance costs	(5,282,000)
Outstanding balance, net	67,285,000
Current portion	(1,461,000)
Long-term portion	$65,824,000

In connection with the aforementioned note, the Company recorded debt discount and issuance costs totaling $9,215,000.  The discount and issuance costs will be amortized over the life of the note using the effective interest rate method.  The company recognized $0 in amortization of debt discount for the three months ended March 31, 2022 as no payments were made on the note.

The payment of principal to be made are as follows:

FY 2022	$956,250
2023	3,825,000
2024	3,825,000
2025	3,825,000
2026	64,068,750
$76,500,000

At any time on or after March 21, 2022 and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

Using the Black-Scholes model, the fair market value was determined to be $2,433,000 and $2,232,000 on March 22, 2022 and March 31, 2022, respectively, as a warrant liability and a $201,000 gain on derivative liabilities as recorded in the three months ending March 31, 2022.

NOTE 8 – NOTE PAYABLE RELATED PARTY

As of March 31, 2022 and June 30, 2021, the Company owed the founder and former CEO of Troika Design Group, Inc., Dan Pappalardo, approximately $120,000 and $200,000, respectively.  The loan was due and payable on demand and accrued interest at 10.0% per annum.  In the three and nine months ending March 31, 2022, the Company made payments of $30,000 and $80,000 in principal, respectively.  Interest expense of $4,000 and $13,000 were recorded for this note for the three and nine months ending March 31, 2022, respectively.  Interest expense of $5,000 and $15,000 were recorded for this note for the three and nine months ending March 31, 2021, respectively.

As of March 31, 2022 and 2021, the Company owed the estate of his mother Sally Pappalardo $0 and $235,000, respectively. The loan was due and payable on demand and accrued interest at 10.0% per annum. Interest expense of $5,000 and $15,000 were recorded for this note for the three and nine months ending March 31, 2021, respectively. In the year ended June 30, 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

Total interest expense on note payable related party was $4,000 and $13,000 for these notes for the three and nine months ending March 31, 2022, respectively. Total interest expense on note payable related party was $10,000 and $30,000 for these notes for the three and nine months ending March 31, 2021, respectively.

NOTE 9 – LEASE LIABILITIES

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

When the new accounting standard was adopted on July 1, 2019, the Company had current and long-term operating lease liabilities of $2,275,000 and $6,916,000, respectively, and right of use of assets of $8,348,000. As of March 31, 2022, the Company had current and long-term operating lease liabilities of $3,781,000 and $10,514,000, respectively, and right of use of assets of $9,543,000. As of June 30, 2021, the Company had current and long-term operating lease liabilities of $3,344,000 and $5,835,000, respectively, and right of use of assets of $6,887,000.

Future minimum lease payments on a discounted and undiscounted basis under these leases are as follows:

Undiscounted Cash Flows
Discount rate	5.50%

Remainder of 2022	$2,383,000
2023	2,728,000
2024	2,724,000
2025	2,434,000
2026	2,063,000
2027	1,388,000
2028	947,000
2029	970,000
2030	909,000
Total undiscounted minimum future payments	16,546,000
Imputed interest	(2,251,000)
Total operating lease liabilities	$14,295,000
Short-term lease liabilities	$3,781,000
Long-term lease liabilities	$10,514,000

Other information related to our operating leases is as follows:

March 31, 2022
Weighted average remaining lease term in years	3.9 years
Weighted average discount rate	13.6%

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

On April 19, 2019, Converge Direct LLC entered into a ten-year lease agreement for office space in New York, NY.  The beginning lease expense is $62,848 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 2.5%, year over year.  The lease expires on October 15, 2029.

On October 20, 2021, Converge Direct LLC entered into a three-year lease agreement for office space in Bedford Hills, NY.  The beginning lease expense is $11,000 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 4.0%, year over year.  The lease expires on February 29, 2024.

In May 2021, Converge Direct LLC renewed an existing lease and entered into a two-year lease agreement for office space in San Diego, CA.  The beginning lease expense is $1,800 and the lease provides for an escalation clause where the Company will be subject to an annual rent increase of 3.0%, year over year.  The lease expires on May 31, 2023.

The Company accounts for leases based on the new accounting standard ASC 842 and recorded $1,440,000 and $1,283,000 in rent expense for the nine months ended March 31, 2022 and 2021 respectively.

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

NOTE 10 – LEGAL MATTERS

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

MVRK SETTLEMENT

Mission Culture, LLC recently settled a claim from a former vendor, Maverick, LLC (“MVRK”) associated with certain services purportedly provided. Mission Culture, LLC and MVRK counsel have agreed to settle the claim for $110,000 with an upfront payment of $70,000 paid at signature and the remainder paid in four monthly installments of $10,000. The parties are in the process of drafting the settlement documents and the Company has fully accrued the settlement in the nine months ending March 31, 2022.

NOTE 11 – STOCKHOLDERS’ EQUITY

On March 21, 2022, the Company filed with the Nevada Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, pursuant to NRS 78.1955 of the Nevada Revised Statutes (the “CoD”).

Pursuant to the CoD, the Company authorized 500,000 shares of Series E Preferred Stock, $.01 par value, with a Stated Value of $100 per share.

As of March 18, 2022, pursuant to the Nevada Revised Statutes (the “NRS”), we received a written consent in lieu of a meeting of Stockholders from 20 principal stockholders, representing approximately 57% of the total possible votes outstanding (the “Majority Stockholders”), authorizing the following:

The sale of $50 million of shares of Series E Convertible Preferred Stock, par value $0.01 per share (the Series E Preferred Stock”), with accompanying, 100% warrant coverage (the “Warrants”), with certain purchasers’ signatory thereto (the “Purchasers”). The Series E Preferred Stock and Warrants include certain reset and anti-dilution provisions that could reduce the conversion prices and exercise prices thereof down to $0.25 (the “Floor Price”) which is a significant discount to the current market price. For purposes of complying with Rule 5635(d) of the Nasdaq Stock Market rules, the shareholders approved the issuance of more than 19.99% of the current total issued and outstanding shares of Common Stock upon conversion of the Series E Preferred Stock and exercise of the Warrants, including, but not limited to, reducing the Floor Price.

In addition, the Majority Stockholders approved the amendment to Article Three of the Articles of Incorporation to reflect an increase in the number of authorized shares of all classes of stock which the Company shall have the authority to issue from 315,000,000 shares to 825,000,000 shares, such shares being designated as follows: (i) 800,000,000 shares of Common Stock, and (ii) 25,000,000 shares of preferred stock, par value $.01 per share.

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

COMMON STOCK

As of March 31, 2022 and June 30, 2021, the Company had 64,159,616 and 39,496,588 shares of common stock issued and outstanding, respectively.

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

In the three months ending March 31, 2022, the Company issued 12,500,000 shares of common stock relating to its acquisition of Converge Direct, LLC. The common stock was issued at a price of $2.00 per share totaling $25,000,000 representing the equity portion of the acquisition price. The fair value of these shares was calculated at $14,875,000 based on the closing price of $1.19 per share on March 22, 2022.

In the three months ending March 31, 2022, the Company awarded a total of 8,600,000 restricted stock units (RSU’s) as incentive compensation to executive officers, directors and employees. As of March 31, 2022, only 8,000,000 of those restricted stock units were vested and only 5,800,000 of those vested were distributed.  For presentation purposes, the Company is reporting the 2,200,000 restricted stock units as issued as they are vested and simply not distributed by the transfer agent.

PREFERRED STOCK

The Company has authorized 15,000,000 shares as preferred stock, par value $0.01 series A, B, C, D, and E of which 5,000,000 shares have been designated as Series A preferred stock; 3,000,000 shares have been designated as Series B convertible preferred stock; 1,200,000 shares have been designated as Series C convertible preferred stock; 2,500,000 shares have been designated as Series D convertible preferred stock; and 500,000 shares have been designated as Series E convertible preferred stock.

As of March 31, 2022, 720,000 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; 0 shares of Series D Preferred Stock were issued and outstanding; and 500,000 shares of Series E Preferred Stock were issued and outstanding.

As of June 30, 2021, 720,000 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; and 0 shares of Series D Preferred Stock were issued and outstanding.  On May 10, 2021, the Company converted all Preferred Stock Series B, C, and D into Common Stock following its uplisting to the Nasdaq Capital Market.  At the time of the conversion the Company had 2,495,000 shares of Series B Convertible Preferred Stock that were convertible into 594,048 shares of common stock at a price of $4.20 per share; 911,149 shares of Series C Convertible Preferred Stock convertible into 12,287,386 shares of Common Stock at $0.75 per share; and 1,979,000 shares of Series D Convertible Preferred Stock convertible into 5,277,334 shares of Common Stock at $3.75 per share for a total of 18,158,768 shares of Common Stock.

In the three months ending March 31, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue and sell in a private offering an aggregate of $50,000,000 of securities, consisting of shares of Series E convertible preferred stock of the Company, par value $.01 per share and warrants to purchase (100% coverage) shares of common.  Under the terms of the Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Warrants to purchase up to 33,333,333 shares of the Company’s common stock. Each share of the Series E Preferred Stock has a stated value of $100 per share and is convertible into shares of common stock at a conversion price of $1.50 per share subject to adjustment. The Preferred Stock is perpetual and has no maturity date. The Preferred Stock will not be subject to any mandatory redemption or other similar provisions. All future shares of Preferred Stock shall rank junior to the Series E Preferred Stock, except if at least a majority of the Series E Preferred Stock expressly consent, to the creation of the Parity Stock of Senior Preferred Stock.

The Conversion Price of the Series E Preferred Stock and the Exercise Price of the Warrants is subject to adjustment for: (a) stock dividends and stock distributions; (b) subsequent rights offerings; (c) pro rata distributions; and (d) Fundamental Transactions (as defined).

The Conversion Price shall be downwardly adjusted (the “Registration Reset Price”) to the greater of (i) eighty (80%) percent of the average of the ten (10) lowest daily VWAPs during the forty (40) trading day period beginning on and including the Trading Day immediately follow the Effective Date of the initial Registration Statement in July 2022, and (ii) the Floor Price of $0.25 per share.

The Company issued accompanying Common Stock Purchase Warrants (the “Warrants”) exercisable for five (5) years at $2.00 per share, to purchase an aggregate of 33,333,333 shares of Common Stock. The exercise price is subject to the same Registration Reset Price, as described above.  The Floor Price is $0.25 per share.

Using the Black-Scholes model, the Company recorded a market value of $28,407,000 on both March 22, 2022 and March 31, 2022.  The fair market value of these warrants on March 31, 2022 was recorded as a warrant liability and a no gain on derivative liabilities was recorded in the three months ending March 31, 2022.

A roll-forward of the warrant liability follows:

Balance upon issuance
Loan warrants	$2,433,000
Preferred stock warrants	28,407,000
30,840,000

Change in fair value	(201,000)

Balance on March 31, 2022	$30,639,000

If at any time there is no effective registration statement, the Warrants are exercisable on a cashless basis.

The Company has reserved up to 200,000,000 shares of Common Stock issuable upon full conversion of a Series E Preferred Stock at a Floor Price of $0.25 per share.

STOCK PAYABLE

 In the fiscal year ended June 30, 2021, the Company recorded a stock payable of $1,210,000 relating to the acquisition of Redeeem, LLC. As per the asset purchase agreement dated May 21, 2021, 452,929 shares of common stock valued at $2.6715 per share were due to be issued to Redeeem’s employees and these shares were issued in the three months ending September 30, 2021.

DEFERRED COMPENSATION

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of fintech platform Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock. In addition, the Company agreed to provide equity to its employees to be vested over three years valued at $9,680,000 representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three years, the Company is treating this as deferred compensation and the expenses are recorded as the equity is vested. The vested portion of the deferred compensation was charged to additional paid-in capital and the expenses are recorded as stock-based compensation

In August 2021, all 3,623,433 shares of the Company’s common stock was issued to Redeeem’s employees and held in an escrow account subject to the vesting schedule in the aforementioned escrow agreement. Based on the vesting schedule summarized below, 2,583,801 shares of the Company’s common stock was issued as of March 31, 2022 but not vested.

The following table summarizes the deferred compensation recorded:

	Amount	Unvested Shares
Deferred compensation balance recorded at acquisition date	$9,680,000	3,623,433
Vested portion of deferred compensation in fiscal year 2021	(362,000)	(135,425)
Unamortized deferred compensation at June 30, 2021	9,318,000	3,488,008
Vested portion of deferred compensation in nine months ending March 31, 2022	(2,415,000)	(904,207)
Unamortized deferred compensation at March 31, 2022	$6,903,000	2,583,801

In the three and nine months ended March 31, 2022, the Company recorded $805,000 and $2,415,000 in stock-based compensation associated with the vested portion of the deferred compensation.

WARRANTS

As of March 31, 2022 and 2021, respectively, the Company has outstanding warrant shares of 59,470,897 with an intrinsic value of $12,498,000 and 8,550,852 warrant shares with an intrinsic value of $12,039,000

The Company uses the Black-Scholes Model to determine the fair value of warrants granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on an average of the contract term and the vesting period taking into consideration the vesting schedules and future employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of warrants awards.

The Company determines the assumptions used in the valuation of warrants awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for warrants granted throughout the year.

 The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the nine months ended March 31, 2022 and 2021:

	2022	2021
Volatility - range	63.6% - 64.0%	63.5% - 66.5
Risk-free rate	0.87% - 2.42%	0.2% - 0.5%
Contractual term	4.0 – 5.0 years	4.0 - 5.0 years
Exercise price	$0.84 - $1.24	$0.75 - $3.75

A summary of the warrants granted, exercised, forfeited and expired for the nine months ended March 31, 2022 are presented in the table below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted- Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	8,296,408	1.05	1.90	12,158,467	2.2
Granted	51,366,341	1.13	0.78	2,289,988	4.0
Exercised	-	-	-	-	-
Expired/Forfeited	(191,852)	0.75	0.70	(1,950,000)	-
Outstanding March 31, 2022	59,470,897	1.12	0.75	12,498,455	3.7
Vested and exercisable March 31, 2022	58,505,968	1.11	0.88	10,976,530	3.6
Non-vested March 31, 2022	964,929	1.47	2.29	1,521,925	2.3

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of March 31, 2022.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.01	2,179,439	4.0 years	2,179,439	4.0 years
$0.75	7,109,555	2.1 years	6,535,182	2.0 years
$0.84	25,000	-	-	-
$1.05	49,011,902	4.0 years	49,011,902	4.0 years
$1.24	150,000	-	-	-
$1.50	400,000	2.2 years	400,000	2.2 years
$1.95	26,667	3.8 years	8,889	3.8 years
$3.00	66,667	2.9 years	66,667	2.9 years
$3.75	501,667	2.9 years	303,889	3.3 years

	59,470,897	3.7 years	58,505,968	3.6 years

A summary of the warrants granted, exercised, forfeited and expired for the nine months ending March 31, 2021 are presented in the table below:

	Number of Warrant Shares	Weighted- Average Exercise Price	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted- Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	7,858,741	$1.52	$1.92	$9,234,295	3.0
Granted	1,256,667	0.93	3.04	3,845,945	4.7
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(564,556)	3.16	3.13	(733,295)	-
Outstanding March 31, 2021	8,550,852	1.12	1.88	12,039,000	2.5
Vested and exercisable March 31, 2021	7,598,630	1.10	1.73	9,644,333	2.4
Non-vested March 31, 2021	952,222	$1.24	$3.02	$2,394,667	3.4

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of March 31, 2021.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	7,440,667	2.5 years	6,658,445	2.3 years
$1.50	400,000	3.2 years	400,000	3.2 years
$1.50	26,667	0.0 years	-	0.0 years
$3.00	66,667	3.9 years	66,667	3.9 years
$3.75	435,000	3.2 years	291,667	3.7 years
$6.00	163,333	0.2 years	163,333	0.2 years
$27.00	18,518	0.4 years	18,518	0.4 years

	8,550,852	2.5 years	7,598,630	2.4 years

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock option under IRS section 422 (“ISO’s”) or a non-qualified stock option (“Non-ISO’s”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan.  As of March 31, 2022, the Company has granted, under the Plan, awards in the form of NQSO’s for all 3,333,334 shares.

2021 EQUITY INCENTIVE PLAN

On October 28, 2021, the Board adopted, and a majority of outstanding shares subsequently approved, the 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”). The prior Equity Plan did not have any remaining authorized shares. The 2021 Plan is intended to attract and retain employees, directors and consultants, to involve them to work for the benefit of the Company or its affiliated entities, and to provide additional incentive for them to promote the Company’s success. The 2021 Plan provides for the award of stock options, either incentive stock options (ISOs) or non-qualified stock options (NQSOs), restricted shares and restricted stock units (RSUs). The 2021 Plan authorized 12,000,000 shares of Common Stock for the issuance of awards under the 2021 Plan. As of the date of this report, an aggregate of 4,400,000 RSUs had been awarded to executive officers and directors and 4,200,000 RSUs had been awarded to employees.

ISO’s Awards

During the three months ended March 31, 2022, the Company did not issue additional options. In the three months ended March 31, 2022, the Company recorded compensation of $256,000 relating to the vested portion of options that were issued in previous periods. The total compensation of the unvested options to be recognized in future periods is $748,000 and the weighted average remaining is 2.6 years.

During the three months ended March 31, 2021, the Company did not issue additional options. In the three months ended March 31, 2021, the Company recorded compensation of $271,000 relating to the vested portion of options that were issued in previous periods. The total compensation of the unvested options to be recognized in future periods is $360,000 and the weighted average remaining is 1.5 years.

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

The Company has utilized the following assumptions in its Black-Scholes options valuation model to calculate the estimated grant date fair value of the options during the nine months ended March 31, 2022 and 2021:

	2022	2021
Volatility - range	64.20%–65.22%	64.8%
Risk-free rate	0.7% – 1.2%	0.3%
Contractual term	3.0 years	3.0 years
Exercise price	$1.49 - $3.75	$3.75

A summary of the options granted, exercised, forfeited and expired for the nine months ended March 31, 2022 are presented in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2021	3,088,333	$1.13	$1.06	1,829,999	0.4
Granted	720,169	2.51	1.18	273,207	3.0
Exercised	-	-	-	-	-
Expired/Forfeited	-	-	-	-	-
Outstanding March 31, 2022	3,808,502	1.39	1.13	2,103,206	0.7
Vested and exercisable March 31, 2022	3,056,125	1.02	1.14	2,054,017	0.2
Non vested March 31, 2022	752,377	$2.91	$1.29	$49,189	2.6

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of March 31, 2022.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,546,667	0.1 years	2,618,889	0.1 years
$1.49	10,000	2.7 years	-	0.0 years
$1.50	200,000	0.0 years	200,000	0.0 years
$2.08	258,334	2.1 years	2,917	1.8 years
$2.61	383,500	3.3 years	31,958	3.3 years
$2.84	1,667	0.9 years	139	3.3 years
$3.75	408,334	1.2 years	202,222	0.9 years
	3,808,502	0.7 years	3,056,125	0.2 years

A summary of the options granted, exercised, forfeited and expired for the nine months ending March 31, 2021 are presented in the table below:

	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	3,377,222	$1.10	$1.06	$2,030,000	0.7
Granted	76,667	3.75	-	-	2.8
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Expired	(143,333)	-	-	(200,000)	-
Outstanding March 31, 2021	3,310,556	1.10	1.01	1,830,000	0.5
Vested and exercisable March 31, 2021	2,883,458	0.89	0.93	1,469,818	0.3
Non-vested March 31, 2021	427,098	$2.59	$1.90	$360,182	1.5

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s warrant plans as of March 31, 2021.

	Outstanding Option Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,768,889	0.3 years	2,628,458	0.2 years
$1.50	200,000	0.5 years	166,667	0.5 years
$3.75	341,667	2.0 years	88,333	1.9 years
	3,310,556	0.5 years	2,883,458	0.3 years

NOTE 12 – DISAGGREGATION OF REVENUE & LONG-LIVED ASSETS

The following table presents the disaggregation of gross revenue between revenue types:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Project fees	$2,045,000	$1,627,000	$10,045,000	$5,268,000
Retainer fees	5,148,000	560,000	6,059,000	1,648,000
Fee income	1,184,000	676,000	3,777,000	2,435,000
Reimbursement income	1,927,000	991,000	5,743,000	3,086,000
Performance marketing	3,827,000	-	3,827,000	-
Managed services	1,543,000	-	1,543,000	-
Other revenue	11,000	-	34,000	-
	$15,685,000	$3,854,000	$31,028,000	$12,437,000

The following table presents the disaggregation of gross revenue between the United States and the United Kingdom for the three and nine months ended:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gross Revenue:
United States	$13,963,000	$2,309,000	$24,481,000	$7,940,000
United Kingdom	1,722,000	1,545,000	6,547,000	4,497,000
Total gross revenue	$15,685,000	$3,854,000	$31,028,000	$12,437,000

The following table presents the disaggregation of gross profit between the United States and the United Kingdom for the three and nine months ended:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gross profit:
United States	$2,911,000	$1,078,000	$7,293,000	$3,770,000
United Kingdom	1,036,000	835,000	3,577,000	2,307,000
Total gross profit	$3,947,000	$1,913,000	$10,870,000	$6,077,000

The following table presents the disaggregation of net loss between the United States and the United Kingdom for the three and nine months ended:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Loss
United States	$(13,993,000)	$(4,188,000)	$(19,954,000)	$(8,147,000)
United Kingdom	(395,000)	(491,000)	(683,000)	(1,076,000)
Total net loss	$(14,388,000)	$(4,679,000)	$(20,637,000)	$(9,223,000)

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of March 31, 2022:

	United States	United Kingdom	Total
Computer equipment	$748,000	$242,000	$990,000
Website design	6,000	-	6,000
Office machine & equipment	53,000	42,000	95,000
Furniture & fixtures	893,000	82,000	975,000
Leasehold improvements	223,000	12,000	235,000
Tenant incentives	145,000	-	145,000
	2,068,000	378,000	2,446,000

Accumulated depreciation	(1,492,000)	(312,000)	(1,804,000)
Net book value	$576,000	$66,000	$642,000

The following table presents the disaggregation of fixed assets between the United States and the United Kingdom as of June 30, 2021:

	United States	United Kingdom	Total
Computer equipment	$468,000	$229,000	$697,000
Website design	6,000	-	6,000
Office machine & equipment	51,000	46,000	97,000
Furniture & fixtures	352,000	86,000	438,000
Leasehold improvements	135,000	-	135,000
Tenant incentives	145,000	-	145,000
	1,157,000	361,000	1,518,000

Accumulated depreciation	(867,000)	(308,000)	(1,175,000)
Net book value	$290,000	$53,000	$343,000

The following table presents the disaggregation of intangible assets and goodwill between the United States and the United Kingdom as of March 31, 2022:

Intangibles	US	UK	Total
Customer relationship	$61,860,000	$-	$61,860,000
Non-core customer relationships	760,000	-	760,000
Non-compete agreements	1,430,000	-	1,430,000
Technology	11,020,000	-	11,020,000
Tradename	4,070,000	-	4,070,000
Workforce acquired	2,125,000	-	2,125,000
	81,265,000	-	81,265,000
Less: accumulated amortization	(8,401,000)	-	(8,401,000)

Net book value	$72,864,000	$-	$72,864,000

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

NOTE 13 – SUBSEQUENT EVENTS

EQUITY INCENTIVES

Relating to the aforementioned incentive compensation plan, in April 2022 the Company distributed an additional 2,000,000 restricted stock units consisting of 1,300,000 RSUs to executive officers and directors and 700,000 RSUs to employees. A total 8,600,000 RSUs were previously awarded with 5,800,000 RSUs distributed in the three months ending March 31, 2022 and an additional 2,000,000 in April 2022 for a total of 7,800,000 RSUs distributed. Of the 800,000 RSUs remaining to be distributed, 200,000 RSUs are vested with 600,000 RSUs remain unvested.

BOARD APPOINTMENTS

On April 27, 2002, the Company appointed three (3) new members to the Board of Directors of the Company:

Sabrina Yang, age 42, joined the Company’s Board of Directors (the “Board”) and will serve as a member of the Audit Committee. Sabrina is a seasoned finance executive with over 17 years of experience in accounting, financial planning and analysis (“FP&A”), M&A advisory, and corporate finance. Since 2021, Sabrina has served as CFO of Final Bell Holdings, Inc. (“Final Bell”), an industry leader in providing end-to-end product development and supply chain solutions to leading cannabis brands in the United States and Canada. During her tenure at Final Bell, she led the reverse take-over transaction process, establishing a path for Final Bell to become a publicly traded company on the Canadian Stock Exchange. In conjunction with the reverse takeover, she also integrated and managed all of Final Bell’s administrative functions, including accounting, finance, legal, HR and IT operations.

Prior to joining Final Bell, since 2018, Sabrina has served as CFO, on a part-time basis, of Apollo Program, a data-driven advertising technology company, where she ran all administrative and operating functions. She also served as deputy CFO for a private school with operations in both the United States and China. She has held prior roles in strategy, analytics and FP&A, at the Topps Company and Undertone, a digital advertising company. Sabrina started her career with five years at KPMG LLP in its transaction services team, in which she advised clients on strategy, corporate finance, valuation and financial modeling. Ms. Yang is a Certified Public Accountant with Masters of Science in Accounting and Applied Statistics from Louisiana State University.

John Belniak, age 45, joined the Board and will serve on the Company’s Audit Committee. Mr. Belniak’s background brings to the Board extensive financial, operational and transactional experience across a range of investment banking, private equity, niche consumer businesses and large corporate businesses. Since April 2020, John has served as Managing Director of Hagerty Garage + Social overseeing the indemnification, development and operation of Hagerty’s collector enthusiast center. From July 2008 to 2020, he was a founder and partner of Propel Equity Partners (and its predecessor firm) focused on identifying niche, branded consumer products for acquisition, recapitalization or strategic partnership. Mr. Belniak serves on the Board of Directors of NEMO Equipment since 2006 and Veto Pro Pac since 2012. Mr. Belniak obtained his B.A. in English from Hamilton College.

Wendy Parker, age 56, joined the Board as an independent director. Since 2002, Ms. Parker has been a member of Gatehouse Chambers’ Commercial, Property and Insurance Groups in London, England and undertakes most areas of work within those fields. She has developed a strong practice both as an adviser and advocate and has experience of appearing in the specialist commercial and property forums as well as Tribunals and the Court of Appeal.

Ms. Parker has been involved in many technically complex cases. She has a strong academic background which she combines with a practical and common sense approach in order to assist clients in achieving their objectives. Ms. Parker is a member of the United Kingdom Chancery Bar Association and the COMBAR (the Specialist Bar Association for Commercial Barristers advising the international business community).

INCREASE OF AUTHORIZED SHARES

On April 21, 2022 (as amended on April 25, 2022), Troika Media Group Inc. (the “Corporation”) filed a Certificate of Amendment (the “Amendment”) to its Articles of Incorporation to reflect an increase in the number of authorized shares of all classes of stock which the Corporation shall have the authority to issue from 315,000,000 shares to 825,000,000 shares, such shares being designated as follows: (i) 800,000,000 shares of common stock, par value of $.001 per share of the Corporation; and (ii) 25,000,000 shares of preferred stock, par value $0.01 per share.

RESIGNATION OF DANIEL PAPPALARDO

On April 15, 2022, Daniel Pappalardo, President of Troika Design Group and a member of the Troika Media Group, Inc.’s (the “Company”) Board of Directors, resigned for personal reasons. He had maintained those positions since the Company’s June 13, 2017 merger with Troika Design Group, which he founded some twenty-one (21) years ago. His departure follows the Company’s recent acquisition of Converge Direct. The Company will fulfill the remainder of Mr. Pappalardo’s employment agreement dated June 9, 2017, which was set to expire on June 17, 2022. Pursuant to his employment agreement, the Company will pay Mr. Pappalardo a severance payment equal to one (1) year of his current base salary of $347,288 in semi-annual installments unless he chooses to continue to be paid bi-monthly. All other terms of his contract will be honored.

LA BREA LEASE SETTLEMENT

On May 3, 2022, the Company entered into a settlement agreement with the landlord of the Company’s former Los Angeles offices. The Landlord has accepted a full and final settlement of $660,577 which is substantially less than the Company had accrued. The terms provide that the Company will pay a lump sum of $312,000. The remaining amount of $348,577 to be paid in monthly installments of $29,048, commencing with on June 1, 2022, and ending on May 1, 2023.

APPOINTMENT OF SID TOAMA

On May 19, 2022, Sid Toama was appointed as the Company’s Chief Executive Officer upon the resignation of Robert Machinist.  Sid Toama will hold both positions of Chief Executive Officer and President as well as serve on the Board of Directors.  Robert Machinist will remain the Company’s Chairman of the Board.

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

OVERVIEW

Troika Media Group, Inc. was incorporated in Nevada in 2003.  The Company is a transatlantic agency focusing on branding, digital marketing and performance media services, using actionable intelligence across all broadcast digital media and live experiences. On June 12, 2017, we commenced our current operations upon the merger with Troika Design Group, Inc., a strategic brand consultancy with deep expertise in entertainment media, sports, consumer goods and service brands. On June 29, 2018, we acquired all of the equity interests of Mission Culture LLC and Mission Media Holdings Limited, a company headquartered in London, with North American operations since 2009, as a brand experience and communications agency that specializes in consumer immersion through a cultural lens, via live experiences, brand partnerships, public relations and social and influencer engagement.  On May 21, 2021, we acquired substantially all of the assets of Redeeem LLC (n/k/a Troika IO, Inc.), a peer-to-peer NFT blockchain exchange founded in 2018. On March 22, 2022, we completed the acquisition of Converge Direct, LLC and affiliates, a leading independent performance marketing and managed services business providing to customer acquisition services utilizing a broad range of engagement channels in the digital, offline and emerging media sectors.

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

We took steps to protect the safety of our employees, with a large majority of our worldwide workforce working from home, while developing creative ideas to protect the health and well-being of our communities and setting up our people to help them do their best work for our clients while working remotely. With respect to managing costs, we implemented multiple initiatives to align our expenses with changes in revenue. The steps taken across our agencies and corporate group include deferred merit increases, freezes on hiring and temporary labor, major cuts in non-essential spending, staff reductions, furloughs in markets where that option is available and salary reductions, including voluntary salary deferment for our senior corporate management team. In addition, we remain committed to and have intensified our efforts around cash flow discipline, including the identification of significant capital expenditures that can be deferred, and working capital management.  Due to mandatory stay at home orders and social distancing, our experiential business has been particularly impacted by COVID-19. Promotional and experiential events with the Company’s assistance are particularly susceptible to external factors and were delayed by many of the Company’s Mission clients due to the effects of COVID-19. The Company had temporarily furloughed employees to reflect current reduced demands associated with those client sets. However, as of the first and second quarters of calendar 2021, we started to see business dramatically improve. As cities have commenced openings with the improvement of vaccines distribution and infection rates declining, our client activities have doubled and there is a real optimism that the economic conditions are improving. Sports, Entertainment, Pharma clients are contracting our services across all entities at rates similar to 2019.

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

In the United Kingdom in August 2020, the Company received £50,000 in loans related to the COVID pandemic with an interest rate of 2.5% to be paid over five years beginning one year after receipt. The Company used these proceeds to address any cash shortfalls that resulted from the pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

See, Risk Factors Related to the COVID-19 Virus and Pandemic Response in General

RESULTS OF OPERATIONS

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Our revenues for the three months ended March 31, 2022 and 2021 were $15,685,000 and $3,854,000 respectively, an increase of approximately $11,831,000 or 307.0%. This increase is overwhelming attributable to the acquisition of Converge Direct LLC and affiliates on March 22, 2022 who recognized a total of $10,053,000 in revenue.  The other $1,778,000 increase in revenue is the result of the generation of new business at the US subsidiary of Mission-Media Holdings Limited ($1,172,000) and Troika Design ($325,000).

The costs of revenue exclusive of operating expenses for the three months ended March 31, 2022 and 2021 were $11,738,000 and $1,941,000 respectively, an increase of $9,797,000, or 504.7%.  This increase is also attributable to the acquisition of Converge Direct LLC and affiliates who recognized a total of $9,232,000 in costs of revenue.  The remaining $565,000 increase in costs of revenue is due to the US subsidiary of Mission-Media Holdings Limited which experienced an increase of $496,000 in costs of revenue directly correlated to servicing the aforementioned increase in revenue for the period.  The gross profit margin for the three months ended March 31, 2022 and 2021 decreased to 25.2% from 49.6% as a result of the acquisition of Converge Direct LLC and affiliates which, as anticipated, recognized a gross profit margin of 8.2%.  Excluding Converge Direct LLC and affiliates, the gross profit margin increased slightly to 55.5% from 49.6% from the prior period.

The operating costs for the three months ended March 31, 2022 and 2021 were $17,612,000 and $7,523,000 respectively, an increase of $10,089,000 or 134.1%. The driver of this increase was the recognition of $8,110,000 in stock-based compensation related to the vested share of restricted stock units issued as incentive compensation to executive officers, directors and employees not recognized in the prior period.   Additional drivers of this increase was an increase of $2,441,000 in professional fees and an increase of $204,000 in office expenses.

The Company recognized a $201,000 gain in derivative liabilities resulting from the change in value of warrants liabilities associated with the debt and equity financing related to the Converge acquisition in the three months ending March 31, 2022.  The Company also incurred $827,000 in business acquisition costs associated with the purchase of Converge in the three months ending March 31, 2022.  The Company recognized a $831,000 reduction in gains from the extinguishment of stimulus loans in other expenses in the three months ending March 31, 2022 in relation to the three months ending March 31, 2021.   The loans were awarded as a result of the pandemic and the funds were recognized in the prior period as expensed.

As a result of the foregoing, our net loss for the three months ended March 31, 2022 increased to $14,388,000 from $4,679,000 for the three months ended March 31, 2021.

For the nine months ended March 31, 2022 compared to the three months ended March 31, 2021.

Our revenues for the nine months ended March 31, 2022 and 2021 were $31,028,000 and $12,437,000, respectively, an increase of approximately $18,591,000 or 149.5%.  This increase is attributable to the acquisition of Converge Direct LLC and affiliates on March 22, 2022 who recognized a total of $10,053,000 in revenue.  The other $8,538,000 increase in revenue is the result of the generation of new business at Troika Design of $4,516,000 as well as the UK and US subsidiaries of Mission-Media Holdings Limited which recognized increases of $2,051,000 and $1,826,000, respectively.

The costs of revenue exclusive of operating expenses for the nine months ended March 31, 2022 and 2021 were $20,158,000 and $6,360,000, respectively, an increase of $13,798,000, or 216.9%.  This increase is also attributable to the acquisition of Converge Direct LLC and affiliates who recognized a total of $9,232,000 in costs of revenue.  This increase is also correlated to the aforementioned increases in revenue at Troika Design and the UK and US subsidiaries of Mission-Media Holdings Limited as these costs relate to the staging and production of the additional revenue being generated.  The gross profit margin for the nine months ended March 31, 2022 and 2021 decreased to 35.0% from 48.9% as a result of the acquisition of Converge Direct LLC and affiliates which, as anticipated, recognized a gross profit margin of 8.2%.  Excluding Converge Direct LLC and affiliates, the gross profit margin decreased slightly to 47.9% from 48.9% from the prior period.

The operating costs for the nine months ended March 31, 2022 and 2021 were $32,110,000 and $17,852,000, respectively, an increase of $14,258,000, or 79.9%.  The primary driver of this increase was an increase of $8,369,000 in stock-based compensation consisting of $2,416,000 in deferred compensation relating to the Troika IO (aka Redeeem) acquisition in May 2021 and an additional $5,953,000 relating to the vesting of restricted stock units, warrants and options awarded as incentive compensation to executive officers, directors and employees.  Also contributing to the increase in operating costs is increases in salary costs at Troika Labs ($465,000), Troika IO ($421,000) and the UK subsidiary of Mission-Media Holdings Limited ($549,000).  An additional driver of the increase in operating costs was an increase of $2,171,000 in professional fees.

The Company recognized a $213,000 gain in derivative liabilities primarily resulting from the change in value of warrants liabilities associated with the debt and equity financing related to the Converge acquisition in the nine months ending March 31, 2022.  The Company also incurred $827,000 in business acquisition costs associated with the purchase of Converge in the nine months ending March 31, 2022.  The Company recognized a $2,273,000 reduction in gains from the extinguishment of stimulus loans in the nine months ending March 31, 2022 in relation to the nine months ending March 31, 2021.   The loans were awarded as a result of the pandemic and the funds were recognized in the prior period as expensed.

As a result of the foregoing, our net loss for the nine months ended March 31, 2022 increased to $20,637,000 from $9,223,000 for the nine months ended March 31, 2021.

LIQUIDITY & CAPITAL RESOURCES

As of March 31, 2022 compared with June 30, 2021:

As of March 31, 2022, the Company has a working capital surplus of $7,850,000 compared with a deficit of $(4,004,000) at June 30, 2021. The increase in working capital was primarily the result of a $50,000,000 private investment in public entity exclusive of costs relating to the Converge acquisition during the nine months ended March 31, 2022 of which approximately $15,000,000 was retained for working capital.  Another increase in working capital was the acquisition of Converge Direct LLC which had an approximate $3,279,000 capital surplus at the date of acquisition and $3,969,000 capital surplus on March 31, 2022.

As of March 31, 2022 compared with March 31, 2021:

Net cash used in operating activities was $2,608,000 for the nine months ended March 31, 2021 and net cash provided by operating activities was $358,000 for the nine months ended March 31, 2022 which is a difference of $2,966,000. The difference was the result of an increase of $8,110,000 in stock-based compensation relating to the issuance of restricted stock units, $10,704,000 increase contract liabilities, and $1,507,000 increase in accounts payable and accrued expenses.  This was offset by a reduction of $7,567,000 in accounts receivable and an increase in $11,414,000 in net loss for the period.

Net cash used in investing activities increased by $82,942,000 primarily as a result of the acquisition of Converge Direct ($82,730,000) in the nine months ended March 31, 2022.

Net cash provided by financing activities increased by $110,201,000 from $2,758,000 to $112,959,000 for the nine months ended March 31, 2021 and 2022, respectively. The increase was the result of a $69,718,000 increase in net proceeds from obtaining a bank loan and a $44,405,000 increase in proceeds from the issuance of preferred stock net of offering costs.   Both transactions related to the acquisition of Converge Direct, LLC and affiliates in the nine months ending March 31, 2022.

As a result of the forgoing, the Company had an increase in cash of $30,330,000 for the nine months ended March 31, 2022 in comparison to a decrease in cash of $280,000 for the nine months ended March 31, 2021.

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

We have presented the following non-GAAP measures to assist investors in understanding our core net operating results on an on-going basis: (i) Adjusted EBITDA as it relates to Net Income (Loss). These non-GAAP financial measures may also assist investors, securities analysts and others in making comparisons of our core operating results with those of other companies and making informed business decisions.

As used herein, Net Loss represents Net Loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents Net Loss plus the following add backs;

Net Loss plus unrealized gains, depreciation and amortization, interest expense, non-operating related management bonus compensation, foreign exchange losses, stock-based compensation expense and litigation expenses.

We recognize that Adjusted EBITDA calculated off Net Loss has limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

∙	our capital expenditures or future requirements for capital expenditures or mergers and acquisitions;
∙	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

-41-

∙

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, or any cash requirements for the replacement of assets;

∙	changes in cash requirements for our working capital needs; or
∙

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

EBITDA Adjustments included below:

∙	Unrealized gains or losses
∙	Non-cash expenses (depreciation, amortization)
∙	Litigation expenses
∙	Non-operating related management bonuses
∙	Gains or losses on foreign exchange
∙	Goodwill impairments
∙	Non-operating income
∙	Stock-based compensation

Non-GAAP Financial Measures

	Three Months Ended March 31,
	2022	2021
Non-GAAP Measures (Un-Audited)	Un-Audited	Un-Audited

NET LOSS	$(14,388,000)	$(4,679,000)

Related Acquisition & Related Professional costs	2,658,000	-
Non-cash expenses (depreciation, amortization)	429,000	574,000
Interest expenses	100,000	-
Bad Debt Expense - One Time	85,000	-
Stock-based compensation non-cash expense	9,901,000	2,698,000
Legal Settlement One Time	59,000	47,000
Adjusted EBITDA	$(1,156,000)	$(1,360,000)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. They have concluded that, as of March 31, 2022, our disclosures, controls and procedures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From the effective date of the Registration Statements through March 31, 2022, the amount of net proceeds were used for: the acquisition of Redeeem LLC ($1,380,000; repayment of indebtedness (approximately $5,329,780), working capital (approximately $4,500,000) and any other purpose for which at least five (5%) percent of total offering proceeds or $100,000 (whichever is less) has been used, including approximately $1,153,780 for legal expenses outside of the offering and $761,475 for deferred consultant fees and $1,666,660 of deferred compensation for officers, directors and employees.  Diligence and other prepayment costs related to the Converge acquisition of (approximately $2.3MM).  As of March 31, 2022, the net proceeds of the offering had been expended.

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

Troika Media Group, Inc.
(Registrant)

/s/ Christopher Broderick
(Signature)

Date: May 23, 2022	Name:	Christopher Broderick
	Title:	Chief Financial Officer
(Principal Financial Officer)

