Form 10-K
period 2022-06-30
Troika Media Group, Inc.
filed 2022-09-28
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________
Commission File Number: 001-40329

Troika Media Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 West 39th Street, 6th Floor New York, New York	10018
(Address of principal executive oﬃces)	(Zip Code)
(212) 213-0111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value	TRKA	The Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes     ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
[APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 23, 2022
Common Stock, $0.001 par value	64,209,616
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for our upcoming Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business

Preamble

Following the recent acquisition of Converge Direct, LLC and its affiliates ("Converge" and “Converge Acquisition”) on March 22, 2022, Troika Media Group, Inc. (“Company,” inclusive of Converge) has experienced a fundamental restructuring of its management, business strategy, solutions, and operations. The Converge Acquisition has significantly altered the strategic course of the Company to be better positioned to deliver scalable revenue on sustainable growth and efficient operations.

The Company has undergone the following transformative events since March 2022:

•Revenue Growth Capabilities: The addition of Converge’s revenue capabilities as evidenced by its audited revenues of approximately $294.0 million and income from operations of approximately $21.0 million for the year ended December 31, 2021, relative to the Company’s revenues of approximately $16.2 million and losses of approximately $16.7 million for fiscal year ended June 30, 2021.

•Executive Management and Leadership: The appointment of Sadiq (Sid) Toama as President on March 21, 2022, and subsequent appointment as Chief Executive Officer on May 19, 2022 (formerly, Converge’s Chief Operating Officer since 2016). The appointment of Erica Naidrich as Chief Financial Officer on May 23, 2022. The appointment of Converge’s former leadership team to critical growth positions across the Company including Business Development, Media, Analytics, and Technology. The departures of the Company’s former Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer.

•Governance: The restructuring of the Company’s Board of Directors including the appointment of Randall Miles as Director and Chairman of the Board.

•Integrated Business Strategy: The creation of an integrated consulting and solutions business designed to power consumer engagement, and customer acquisition as the Company’s core capability. Redefinition and integration of the Company’s legacy creative services (brand and creative consulting, design, PR, events, and NFTs) into a unified Brand Building and Activation solution group to build on Converge’s customer acquisition and enterprise technology offerings.

•Business Unit Restructuring: The Company has divested, discontinued, and downsized non-profitable and non-essential business units including its: London-based press relations and communications business (Mission Media Limited), peer-to-peer digital asset marketplace (Troika IO), digital creative operations (Troika Labs), and the Company’s sports and entertainment rebranding business, Troika Design Group, Inc.

•Business Operations: The Company has restructured its business operations to a matrixed services structure to streamline finance, facilities, people operations, technology, analytics, strategy, sales, and marketing.

•New Revenue Strategy: Focusing revenue strategy and operations that boost revenue growth and are accretive to earnings: pivoting the business strategy to Converge’s proven track record of customer engagement and acquisition across the Company’s new core sectors.

•Sector and Revenue Streams: Recalibrating the Company’s sector mix to match its new solutions capabilities to power scalable revenue opportunities. Introduction of Converge’s Performance Solutions revenue stream to attract new clients.

Company Overview

The Company is a professional services company that architects and builds enterprise value in consumer facing brands to generate scalable performance driven revenue growth. The Company delivers three solutions pillars that: CREATE brands and experiences and CONNECT consumers through emerging technology products and ecosystems to deliver PERFORMANCE based measurable business outcomes.

Business Solutions Pillars

The Company now provides the three brand and customer acquisition solutions through one unified organization that has three core “Business Solutions Pillars”:

•Brand Building and Activation
•Marketing Innovations and Enterprise Technology
•Performance and Customer Acquisition

The Company’s Business Solutions are designed to be executed as standalone or integrated activations with an unified go-to-market approach.

The Company generates revenue principally from two material revenue streams: Managed Services and Performance Solutions.

The Company’s Managed Services are typically orientated around the management of a customer’s marketing, data, and/or creative program. The Company’s deliverables relate to the planning, designing, and activating of a solution program or set of work products. The Company executes this revenue stream by leveraging internal and external creative, technical or media-based resources, third party advertising technology ("AdTech") solutions, proprietary business intelligence systems, data delivery systems, and other key services required under the terms of a scope of work with a client.

The Company’s Performance Solutions are typically orientated around the delivery of a predetermined event or outcome to a client. Typically, the revenue associated with the event (as agreed upon in a scope of work) is based on a click, lead, call, appointment, qualified event, case, sale, or other defined business metric. The Company engages in a myriad of consumer engagement tactics, digital and offline ecosystems, and customer acquisition methods to generate a consumer’s interest in a particular service or product.

Enterprise Organization

The Company is structured as a matrixed organization with four operational and business quadrants:

•Enterprise Planning and Operations
•Knowledge and Technical Services
•Client Acquisition and Thought Leadership
•Business Consulting Solutions

This matrix structure is capable of delivering a financially efficient organization that democratizes technical and planning resources.

Scale

We excel at generating highly scalable customer acquisition and retention programs in high value products and services across several strategic sectors. The Company generates resilient enterprise brand value and revenues for its clients, having orchestrated thousands of mass scale campaigns and sales programs for some of the leading companies in the United States.

Sector Expertise

The Company provides its turnkey solutions in the following sectors:

•Consumer Products and Services
•Entertainment and Media
•Sports and Betting
•Financial and Professional Services
•Education
•eSports and Gaming

The Company’s Business Solutions are architected to service other sectors that have a B2C focus with a need for high lifetime value customers.

Headquarters

The Company is headquartered in New York, New York with satellite offices in Los Angeles, California and Westchester County, New York.

Converge Acquisition

In March 2022, the Company acquired Converge Direct, LLC and its affiliates for a purchase price of $125.0 million. Converge was founded in 2006 and became a leading customer acquisition and business measurement partner for large brands in the entertainment, financial and professional services, education, leisure, and home services verticals. The Converge Acquisition enables the Company to provide performance-based customer generation capabilities powered by Converge’s business intelligence know-how, data, and technology capabilities.

The Converge Acquisition has proven to be the catalyst for the Company’s transformation into an integrated consulting and solutions business which is now built upon Converge’s proven growth, operational model, and tenured team members. The Converge Acquisition has created a platform, powered by a new executive and management team (and recomposed Board of Directors), to establish an intelligently connected solutions organization that can build upon Converge’s revenues of $294.0 million and Income from Operations of $21.0 million for the year ended December 31, 2021 (pursuant to Converge’s audited financial statement).

Converge’s resilient growth since 2017 (and during COVID-19) was based on demand for its performance-based customer acquisition and business intelligence programs across its digital and offline mediums, first party data, and digital brand products. Most notably, Converge’s revenue growth in the home services and professional services sectors during COVID-19 continues to power the Company’s growth potential and scalability which can be easily translated across various new business sectors.

Converge grew to an eighty (80) person operation, at the time of the Acquisition, with offices in New York City, NY, Westchester County, NY, and San Diego, CA. Converge’s co-founder, Tom Marianacci, is now the Head of Acquisitions and Performance, former Member Mike Carrano holds the position of Executive Director of Acquisition and Performance, and Sadiq (Sid) Toama is the Company’s Chief Executive Officer and Board Director.

Company Strategy

Business Strategy

Our business strategy is to build upon Converge’s success and revenues by continuing its unwavering focus on performance driven business outcomes and delivering hyper measurable outcomes that is underwritten by our enterprise technology and analytics expertise. The Company is now able to complement the core capabilities of the Converge Acquisition to deliver the other key attributes of a successful customer engagement business.

Our business purpose, as an organization, and our value to shareholders is to continue to build and grow the business to:

•Deliver measurable enterprise value to our clients through deployment of innovative and future proof Brand Strategy, Enterprise Technology and Performance Marketing;
•Architect, deploy and manage measurement ecosystems for our clients to measure our impact and the impacts of other headwinds and tailwinds in their business;
•Deliver high intent and high lifetime customers;
•Generate sustainable and cost-effective customers whilst mitigating market volatility acting as our clients’ customer acquisition insurance partner;
•Offer flexible and risk mitigating business models that are innovative and reward us for our investment in our clients’ businesses;
•Activate a disciplined focus on Sector expertise to help clients intelligently scale their businesses and be able to focus on what they do best;
•Introduce best technical and strategic practices across our Sectors for our clients and for ourselves as thought leaders and activation engineers;
•Develop full, vertically integrated brands that create rich first party data that can be monetized through intelligent lead and data distribution to the most valuable buyers;
•Build and deploy licensable brands and digital products for clients who wish to manage their own lead formula on a self-serve basis;
•Expand our core solutions into complementary sub-verticals; and
•Focus on engagements and cross-brand partnerships that produce outcomes: if our clients win, we win.

Our integrated Performance Solutions enable us to put our own skills and expertise in play and to be compensated when our clients win. Our solutions become incremental to current client activity and soon become part of a core growth strategy that clients find difficult to replace. We do this across all facets of our business solutions and our Knowledge Services capabilities.

The new organizational mantra is “to do for ourselves what we do for our clients”; ultimately, we believe there is no better way to build a robust internal value system than to replicate the way in which we help our clients for our own continued growth.

Knowing Our Clients

Our focus is always on knowing (and continuing to better understand) our clients and what keeps them up at night. Our dedication to a disciplined order, method, and routine when it comes to discovery allows us to get the most crucial insights into our clients’ businesses. We also know that our clients consist of an array of functions which allows us to deploy our mix of multi-functional experts to complement external stakeholders.

We focus on practical and scalable technology and data activations to leverage decision sciences to transform our business and those of our clients. Our clients' businesses are in constant flux which increases the need for perpetual discovery. We closely partner with our clients to analyze multi-touch data across their business data mesh to report, diagnose, prescribe, and activate optimization strategies to maximize investments in creative, media, and customer offerings to drive sales growth.

Agnostic Approach

Our technology and marketing channel agnostic philosophy allows us to deploy diversified solutions for our clients that consider macro- and microeconomic and technical headwinds and opportunities to generate strong return on investment and protect downside risk.

We can build custom programs and measurement strategies to help clients whether they are in growth or risk management stages in their lifecycle by offering performance solutions. We do this to help minimize their exposure to media, client CRM inconsistencies, and other customer acquisition unknowns such as call centers, supply chain, and business model hazards. We are not a lead generation marketplace as we continue to act as consultants to our clients in providing thought leadership and solutions capabilities to solve our clients’ custom challenges.

Human Capital Resources

As a company that is made up of technical functions and talent, our processes and our people are our standout superpowers. We are committed to a culture of shared success, investing in our people to provide them with opportunities across our organization and help them achieve their personal objectives. No different to our business value to our clients, we continuously seek to bring our analytics focus to measure, diagnose, and prescribe the best paths forward for our people. Our matrixed organization, where our people report to their function and to the project, enables our teams to get a broad reach into multiple functions and insights across the Company to increase the lifetime value for both parties. This approach enables the Company to provide long-standing and stable services powered by people who really do know their clients through shared processes.

The Company has attracted, and continues to attract, talented and diverse team members during the recent transformation of the business. The Company’s focus has been to introduce talent from all sectors (finance, sports, banking, and technology sectors) to build upon its creative, media, and analytics talent pool. Due in part to these efforts, the Company's workforce has grown from 96 employees in July 2021 to approximately 208 employees as of June 30, 2022. As of September 12, 2022, the Company employs 134 individuals across the globe.

The Company continues to work with its newly structured Board of Directors to architect attractive compensation strategies for its new look organization.

Revenue Generation

We generate revenue by merging our brand architectural teams, our technology powered consumer engagement capabilities, and media reach to deliver our clients' commercial objectives such as customer acquisition, consumer engagement, or profit driven outcomes. We do this using insights from internal and external data markers that we manage through Helix, our Business Intelligence platform. Helix allows us, our partners, and clients to make diagnostic and prescriptive business decisions efficiently and measure business and operational impacts to continually optimize our performance.

In doing so, we are able to provide different revenue generating programs. We are typically compensated on a negotiated “per lead,” “per call,” or other “per business action” basis that ultimately is architected by us with due regard for supply and demand factors and subject to there being a viable and scalable engagement opportunity for all parties concerned. Our higher margin business engagements are powered by executing customer acquisition and engagement programs across a range of channels and mediums whereby we take on the cost of paying digital search companies, third-party media sources, affiliate marketing platforms, content aggregators, data providers, and other strategic partners to generate consumer engagement both on digital devices and in the physical home or property.

We can unify our creative, technology, and performance acquisition capabilities to power all our different revenue streams. As a long-standing customer acquisition partner for large advertisers, we can leverage our media and technology economies of scale to power our more lucrative revenue streams. The symbiosis of our revenue streams combine to create the best of both worlds for us to continue to grow in the media, creative, and technology verticals. Ultimately, this is our competitive advantage and as we continue to build on the long-standing partnerships, we are best suited to take advantage of our unified Create, Connect, and Perform strategy.

The Company generates revenue by providing consulting and solutions for its clients that include:

•Design, build and execution of brand building;
•Activation of brand strategy and amplification across multiple consumer engagement channels and mediums;
•Extending brand engagement into emerging technologies and ecosystems (Web3, metaverse, augmented reality, and virtual reality);
•Generation of incremental client revenue and awareness through brand licensing, partnerships, and audience extensions;
•Implementation of enterprise technology to measure the impact of the Company’s Business Solutions Pillars;
•Architecting and delivering analytics solutions to help brands through descriptive, diagnostic, predictive, and prescriptive analytics;

•Delivering data aggregation and visualization solutions through its proprietary Helix Business Intelligence platform;
•Generating consumer opt-in to receive product and services offers from brands;
•Monetization of first party data and consumer traffic;
•Building and executing omnichannel and multi-medium customer acquisition and retention programs on a performance basis;
•Monetization of consumer leads generated through our own brands and digital ecosystems; and
•Implementation of customer acquisition and retention technologies and operational enhancements for clients.

Consumer Acquisition and Engagement

Having acquired Converge, our now integrated strategy supports our agile competitive standing in the marketplace. Our media buying power, proprietary technologies, consumer data aggregation, and business intelligence solutions create further opportunities to scale the Company's revenue in the sectors we serve. We are able to deploy our turnkey solutions to further grow revenue due to the following attributes:

•Our deep data capabilities and operational business experience in our client sectors;
•Our years of media and customer acquisition know-how across multiple channels; and
•Our ability and agility at orchestrating hundreds of simultaneous programs, campaigns, and engagement tactics allow us to optimize our test and learn strategy to take advantage of lucrative opportunities.

Because of our deep expertise in online and offline mediums, we can effectively trade the market for consumer traffic and data source, partners of whom generate high-intent and unbranded media.

Our consumer engagement programs garner consumer data points and traffic in several ways:

•Email campaigns;
•SMS campaigns;
•Internal Brand and Client Brand in organic or search engine optimization (“SEO”) websites;
•Targeted search engine marketing (“SEM”);
•Pay-per-click (“PPC”) campaigns;
•Pay-per-call (“PPCL”) campaigns;
•Social and web3 community ecosystems;
•Prospect, internal, and third-party email programs;
•Call center operations; and
•Online and offline media partnerships.

Our reach continues to be an attractive commercial and risk mitigation proposition for our clients. We add value due to our diverse and flexible multi-channel capabilities that help our programs to minimize market fluctuations and take advantage of optimization opportunities. Clients pay us for the actual opt-in actions by visitors or customers that result from our marketing activities on their behalf, versus traditional impression-based advertising and marketing models in which an advertiser pays for a broad audience’s exposure to an advertisement.

We continue to build on our long-standing client partnerships in the cost or impression marketing models in which our clients are responsible for the costs of media impressions to a wide scale audience across online and offline mediums. The Company is strategically positioned to marshal clients from traditional account-based media engagements and into outcome-based performance solutions and vice versa dependent on market conditions and business needs for all parties.

Transparency

Due to our agnostic approach to AdTech, marketing technology ("MarTech"), and customer acquisition ecosystems, we can provide clients transparency into the decisions and recommendations that we make. We have prioritized the “why we do things” above “how we do things” to ensure that clients and partners are not limited in the spectrum of solutions that we offer due to exclusivity of services and financial arrangements with our partners and ecosystems.

The Company executes its customer acquisition solutions across multiple scalable channels and mediums such as email, SMS, display, video, audio streaming, digital Out of Home, Search Engine Marketing, Social, Affiliate, Direct Mail, Linear TV, Linear Radio, and Print Inserts. The Company’s enterprise technology expertise spans all major AdTech and MarTech ecosystems, including Google (Elite Marketing Partner), Bing, The Trade Desk, LiveRamp, Facebook, TikTok, and other leading digital service providers. The Company’s technology footprint spans NetSuite, Oracle, Salesforce, AWS, and Adobe.

Industry Overview, Market Opportunities and Competitive Landscape

Industry Overview

The Company's consulting and solutions services are designed to fulfill three key client outcomes: (1) build enterprise value in brands, (2) generate resilient, scalable, and performance-driven revenue growth, and (3) retain customers and maximize their value. The Company powers these outcomes through a myriad of services that span:

(i)    Brand Building and Activation;
(ii)    Marketing Innovation and Enterprise Technology; and
(iii)    Performance and Customer Acquisition.

The Company’s channel agnostic capabilities in the engagement and acquisition of consumers by offering a dual solutions stream, enables it to expand its total addressable market. The Company operates in diverse sectors that are complementary across consumer audiences. The sectors are curated to mitigate the macro- and microeconomic but also to leverage the relative scale of those sectors and market geographies.

Market Opportunities

The restructuring of the Company and its new focus positions the business into a strong standing to take advantage of the following market opportunities:

•The need for our clients to shift from a traditional marketing focus;
•A desire for clients to measure the impact of their tangible and intangible sales and marketing investments;
•A need for enhanced operational capabilities for clients maximizes their customer acquisition systems and strategies;
•Rethinking the role of our client’s marketing functions;
•A desire to deploy enterprise technology across our clients’ businesses;
•Providing incremental customer sales activity and expertise to clients without disturbing their operations;
•The need for a unified business intelligence ecosystem that enables all stakeholders to make decisions based on prescriptive and predictive analytics; and
•Support investments in brands by private equity to rapidly deliver sales growth and leverage scalable business models such as franchise or dealer-based businesses.

While the digital consumer engagement space is ever expanding, the Company’s ability to activate its customer acquisition programs across both digital and offline mediums, at scale, continues to be a market opportunity for the Company. Clients are continually looking to explore greenfield opportunities to find new customers, utilize rich first party data to target consumers who extend their audience cohorts, and to have a trading partner who can leverage marketing opportunities where costs fluctuate.

The increasing complexities and challenges in the labor market focus our clients on their core product or service development and activation; this shift provides opportunities for the Company to grow our Create, Connect, and Perform capabilities.

The Company’s opportunity to pivot its core competency to customer retention and reengagement results creates a scalable market opportunity for us to expand our impact to our clients. The Company expects retention and reengagement solutions to be an incremental revenue opportunity as clients work to maximize their customer acquisition investments.

Competitive Landscape

The Company Business Solutions Pillars, Revenue Segmentation, and solutions mix are most comparable with AdTech and MarTech businesses such as EverQuote, Inc. (NASDAQ: EVER), SelectQuote, Inc. (NYSE: SLQT), LendingTree, Inc. (NASDAQ: TREE), QuinStreet, Inc. (NASDAQ: QNST), Digital Media Solutions, Inc (NASDAQ: DMS), and Fluent, Inc (NASDAQ: FLNT) but with lesser risk exposure to a single industry and Business Solutions Pillars than some of these comparable businesses.

Who We Compete With

Our primary competitors are traditional advertising and creative agencies and digital customer acquisition marketing and media entities. Our competition with our peers is orientated around the value we get for our marketing investment (or our clients’), cost of marketing, cost of technology, addressable media, targeting data costs, scalable media, and consumer engagement and consumer acquisition provenance and compliance. Our competitors can also be our clients who wish to utilize our know how, consumer data, or customer leads for their own monetization. Similarly, our competitors may also be a source of consumer traffic to our customer acquisition programs.

Technology

The Company has, as a result of the Converge Acquisition, acquired and continues to design and develop its technology capabilities and products. We build and provide technology, data, and analytics as part of our overall solutions offerings for current and new clients.

Our continued focus on technology, including our proprietary business intelligence platform Helix, allows us to deploy surveillance systems across our consumer engagement programs to better manage and optimize decisions to enhance cost efficiencies.

The Company deploys internally developed data and software systems as well as third party leading enterprise systems for internal and external projects. The Company utilizes customized and integrated technologies for a variety of workstreams including:

•Consumer engagement management;
•Performance Management;
•Web and mobile ecosystems;
• Media planning and strategy;
•Program optimization; and
•Data aggregation.

The Company continues to build upon its long-standing enterprise data know-how to design and deploy technology systems for itself and its clients to leverage optimization levers to make better business decisions more quickly and to measure the impact of the same.

The Company’s focus continues to make data accessible to key stakeholders and to have a solid descriptive and diagnostic analytics foundation to execute predictive and prescriptive business optimizations across all revenue generating programs.

Regulatory

Federal, state, and industry-based regulations impact the businesses of our customers and our partners and, in turn, impact our revenues. Increased regulations can cause customers to reduce their expenditures and thus, their advertising budgets, which can potentially lower our revenues. Changes in consumer privacy laws and the impact of those changes in the digital world can have impacts on the Company and its ability to engage with consumers. The Company’s ability to utilize consumer data and transmit consumer preferences to clients and partners are paramount to its success.

Given that we interact with consumers across online and offline mediums, we, along with our partners, clients, and service providers, are subject to many federal and state laws and regulations, including restrictions on the use of unsolicited commercial email, such as the CAN-SPAM Act and state email marketing laws, and restrictions on the use of marketing activities conducted by telephone, including the Telemarketing Sales Rule and the Telephone Consumer Protection Act.

Our business is also subject to federal and state laws and regulations regarding user privacy, search engines, Internet tracking technologies, direct marketing, data security, data privacy, pricing, sweepstakes, promotions, intellectual property ownership and infringement, trade secrets, export of encryption technology, acceptable content and quality of goods, and taxation, among others.

Further, we also operate in certain sectors that have their own compliance and regulatory frameworks such as insurance and legal. In our financial services client vertical, our websites and marketing services are subject to various federal, state, and local laws, including state licensing laws, federal and state laws prohibiting unfair acts and practices, and federal and state advertising laws. The costs of compliance with these regulations and new laws may increase in the future and any failure on our part to comply with such laws may subject us to significant liabilities.

Macroeconomic Conditions

During 2020, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability, and the level of unemployment, including during economic downturns and global pandemics, could all have an adverse impact on our customers’ costs of services and their demand for our services and our revenues. Any difficulties faced by our customers due to hardships in the economy could cause a reduction in their advertising budgets as they seek to manage expenses in general. Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.

We also believe that we are well suited to take advantage of an economic downturn due to (a) our business being focused on measurable business outcomes versus brand awareness, (b) our trading capabilities across multiple channels and tactics to take advantage of easing media costs, and (c) our ability to leverage sectors that promote financial benefits and costs savings to consumers. We saw growth in the Converge business during the COVID-19 pandemic of approximately $238.0 million for year ended December 31, 2020, and $294.0 million for year ended December 31, 2021, due to the Performance revenue stream promoting clients to test our services due to the financial risk mitigation that this solution offers (pay lead or appointment etc). In addition, we have also been able to take advantage of consumers being at home who are engaging with our home services and home improvements client offerings.

Intellectual Property

The Company has registered trademarks on the following names: Fundamentals, The Power of Fandom, Entertain Change, and several pending marks. To protect its proprietary rights, the Company relies on a combination of trademark, copyright, trade secret, and other intellectual property laws, employment, confidentiality, and invention assignment agreements with its employees and contractors, and confidentiality agreements and protective contractual provisions with our partners, licensees, and other third parties. The Company owns several hundred brands and URLs that it utilizes to power its core revenue generation activities.

Available Information

Our website is www.troikamedia.com. Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbol “TRKA.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Investor Relations at 25 West 39th Street, 6th Floor, New York, New York 10018 or call (212) 213-0111 or by email investorrelations@troikamedia.com.

Item 1A. Risk Factors
An investment in our Company is very speculative and involves a very high degree of risk. Accordingly, investors should carefully consider the following risk factors, as well as other information set forth in this report, in making an investment decision with respect to our securities. We have sought to identify what we believe to be all material risks and uncertainties to our business and ownership of our common stock, but we cannot predict whether, or to what extent, any of such risks or uncertainties may be realized nor can we guarantee that we have identified all possible risks and uncertainties that might arise. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Relating to Our Business and Industry

We are undergoing a transformational reorganization of strategy, governance, and management following the Converge Acquisition.

Since the Converge Acquisition, we have undergone a transformational restructuring of its strategy, governance, and management which require time and pose implementation risks and costs. This transformative event may be impacted by risks associates with the merger of cultures, delay in adoption of new processes, changes in systems and standard operating procedures, and the like. There are risks associated with legacy clients understanding the new strategy and how they will be serviced on a go forward basis. The restructuring poses cost consequences of personnel, office, and systems changes. All these risks may impact our financial performance and may lead to an increase in costs. Management’s time and focus in executing the restructuring can lead to a loss of focus on revenues and growth.

We rely on a rapidly changing industry and new business model which makes it challenging to assess our business and our prospects of success.

A significant majority of our revenue is derived from solutions that leverage online, digital and offline industries. These industries are constantly evolving especially as they relate to customer acquisition which is the core of our business. The digital media industry has undergone rapid and dramatic changes in its relatively short history which include evolution in internet media, advertising technologies, privacy and data standards, regulation, and changing consumer visitor and client demands. Our performance solutions model and product offerings have also changed as we continue to adapt to market needs and headwinds. The evolution of our business model, including our products and solutions are also at the early stages in their development and activation.

The industry that we are in does possess risks which can impact our financial performance. These include, but are not limited to, the following:

•Our ability to attract and retain client advertisers, and to generate revenue from them, depends on a number of factors, including the ability of our clients to earn an attractive return on investment from their investment with us.
•Our ability to compete effectively with others for media and consumer engagement.
•Our ability to keep pace with changes in AdTech, MarTech, and general technology capabilities of our competitors.
•Changes in general economic conditions and market dynamics in the United States or in the specific Sectors that we operate in and that we may expand into outside of the United States.
•The impact of COVID-19 pandemic and its aftermath on us and our third-party partners, clients, and the economy cannot be predicted.
•Changes in the regulatory enforcement or legislative environment surrounding digital, online, offline, and technology services.
•Our reliance upon the supply of media and consumer response and in particular, the availability of media, affordability, performance, efficiency, consumer response rates, and the general services that we rely on from our third-party partners.
•We rely on online and internet companies to attract consumers.
•Our ability to accurately forecast results of operations and appropriately plan our expenses across our Revenue Streams and in particular Performance Solutions.
•Our ability to manage cyber security risks and costs associated with maintaining robust security infrastructure.
•Our ability to continually optimize our websites, digital ecosystems, and offline programs to increase consumer response rates and quality of customers for our clients.

•Our ability to develop new solutions, enhancements, and features to meet new demands from our clients and for our internal performance.
•Our ability to implement enhanced products across our business and achieve client adoptions of such products.
•Our ability to successfully challenge regulatory audits, investigations, or allegations of noncompliance with media, privacy, and other laws that govern our industry, Sectors, and solutions.

If we are unable to address these risks, our business, financial performance, overall results of operations, and business prospects could suffer.

We rely on clients to make investments in “Core Functions” including, but not limited to, media, marketing, technology, analytics, creative, and operations.

We rely on our clients investing in Core Functions for our two revenue streams. We expect to derive the vast majority of our revenue in delivering Managed Service and Performance Solutions that generate qualified consumer inquiries such as clicks, leads, calls, applications, retainers, cases, customers, and sales. Our clients will reduce or end their investment if they do not generate the desired business results. The failure of our solutions (including our strategies, technologies, and campaign management) to effectively match our clients’ products and services with our digital and offline audiences in a manner that results in increased revenue for our clients could have an adverse impact on our ability to maintain or increase our revenue from investments.

Even if our solutions are effectively executed, our current (and future) clients may not continue to make investments due to competition, disintermediation, and other industry risks. For example, macroeconomic conditions such as an economic downturn or public health crises (such as the COVID-19 pandemic and the Russia-Ukraine military conflict) may impact our client Investments in the short-term and potentially in the long-term. If any of our clients decided not to continue to make investments with us and utilize our solutions due to changes in the industry and competitive landscape, the Company could experience a rapid decline in its revenue over a relatively short period of time.

A reduction in the efficiency of the Company’s solutions across all Revenue Categories may negatively impact the Company’s investment in its Performance Solution. An increase in media or activation costs, a reduction in campaign performance, a fall in consumer response rates, reduction in the value of those consumers to our clients will decrease revenues and impact the financial performance of the Company.

If we lose major clients, our revenue will decrease, and our business may be harmed.

We expect that a limited number of clients will continue to account for a significant percentage of our revenue, and the loss of any one of these clients, or a material reduction in their investment with the Company, could decrease our revenue and harm our business.

We do not have long term agreements with our clients.

Because the majority of our contracts with our clients do not have fixed commitments, these clients have the ability to unilaterally terminate their agreements with us, pause their campaigns, or materially reduce the amount of business they conduct with us at any time, with little or no prior notice. There is no guarantee that we will be able to retain or renew existing agreements with any of our clients on acceptable terms, or at all. Moreover, some of our clients seek specific sub-sets of consumers and, despite the return they are able to achieve on the leads we provide, may not renew their agreements with us because we are unable to provide significant additional user profiles that meet their criteria.

Additionally, because of the nature of our Performance Solutions engagements, we typically bear the costs of purchasing media, data, and applications without the assurance of any revenue by any particular client. We must be able to generate more revenue from consumers than our cost of goods and services used to acquire such consumers in order to be profitable. Our ability to do so is dependent on many factors, including having the right media strategy, sources to drive consumers who engage with our sites and call center partners, providing content and experiences that retain consumer attention, and displaying relevant advertisements and other content to consumers. Other factors, some of which are outside of our control, such as competition, changing consumer tastes, and general economic conditions, may inhibit our ability to operate our business profitably, which could adversely affect our results of operations.

Our clients don’t work exclusively with us and are open to working with competitors.

In most cases, our clients are able to work with our competitors as we do not have exclusivity where they deem it to be viable based on the particular solution that we are providing.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, and other key employees in all areas of our organization. From time to time, there may be changes in our key employees resulting from the hiring or departure of executives and employees, which could disrupt our business. We have, in the past, experienced declines in our business and a depressed stock price, making our equity and cash incentive compensation programs less attractive to current and potential key employees. If we lose the services of key employees or if we are unable to attract and retain additional qualified employees, our business and growth could suffer.

Litigation could distract management, increase our expenses, or subject us to material money damages and other remedies.

We may be involved from time to time in various additional legal proceedings, including, but not limited to, actions relating to breach of contract, breach of federal and state privacy laws, and intellectual property infringement that might necessitate changes to our business or operations.

Regardless of whether any claims against us have merit, or whether we are ultimately held liable or subject to payment of damages, claims may be expensive to defend and may divert management’s time away from our operations. If any legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position, and results of operations. Any adverse publicity resulting from actual or potential litigation may also materially and adversely affect our reputation, which in turn could adversely affect our results.

Our client investment and business needs are often subject to seasonality and may fluctuate significantly during the course of the year.

Our financial results are also subject to fluctuation as a result of seasonality and cyclicality in our client businesses. Some of our clients have lower investment budgets during the first and second calendar year quarters. The costs to acquire media from media or data service providers is also subject to seasonal variability with costs typically increasing in the fourth quarter. Our results of operations have in the past been adversely affected when we were unable to mitigate fluctuations in the price and availability of media, data, and consumers, and similar effects may occur in the future.

Certain clients have investment budgets that are not consistent during any given period. On occasion, we must react to client shortfalls in areas such as performance, inventory, and business targets. As a result, we are, from time to time, required to respond to investment increases at the end of a month, quarter, or year. Beyond these budgetary constraints and investment patterns of our clients, other factors affecting our business may include macroeconomic conditions affecting the digital and offline media industry and the various market Sectors that we serve. Poor macroeconomic conditions could decrease our clients’ investments and, thereby, have a material adverse effect on our business and results of operations.

Our failure to compete effectively against other digital and offline marketing alternatives or meet performance metrics required by our clients could adversely impact our business and results of operations may be harmed.

The market for digital and offline marketing is intensely competitive, and we expect this competition to continue and to even increase in the future, both from existing and new competitors. We compete for clients against other digital and offline marketing companies on the basis of a number of factors, including return on advertising spend ("ROAS") or Cost of Marketing (“COM”) of our client’s investments, price, client service, and sector standing. When our clients experience a reduction in their investment budgets, newer media sources such as those we offer can often be the first expenditures to be cut, as well as creative and event services. Our clients have expectations as to the ROAS and COM of their media spend, as well as the quality and conversion rates of the consumers that we generate, and they choose to do business with us based on these metrics. Our value is that we measure our performance which provides our clients multi-touch performance analysis of our solutions throughout the consumer journey and sales funnel.

The expectations of our clients may change over time, and the ROAS or COM or consumer leads that we supply to our clients may not always meet these expectations. Conversion rates for consumer leads can be impacted by factors other than the lead quality, many of which are outside our control, such as the competition in our clients’ industries, our clients’ sales practices, availability of our clients’ services and products, our clients’ ability to contact consumers, and value propositions. Lower consumer conversion rates could be even more likely as we expand our services and relationships with our clients by moving our performance metrics further down our clients’ sales funnels all the way to a customer sale.

If the market for offline customer acquisition services fails to continue to develop, our success may be limited, and could harm our business, financial condition, and results of operations.

We rely heavily on offline marketing service providers, programs, and vehicles. Our financial performance is dependent on the positive evolution of the offline marketing industry and the cost of media, paper, printing, and production continuing to be favorable. We rely on consumers to respond to offline media campaigns across TV, print, and other offline engagement channels.

Publicity issues and the perception of our industry may damage our reputation, which could harm our business, financial condition, and results of operations.

With the growth of online advertising, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies, and others regarding online marketing, advertising, telecommunications, and privacy matters, particularly as they relate to individual privacy interests. Certain other companies within our industry may engage in activities that others may view as unlawful or inappropriate. These activities by third parties, including our competitors, or even companies in other data-focused industries, may be seen as indicative of the behavior of our industry as a whole, which may thereby harm the reputation of all participants in our industry, including us. Additionally, smaller competitors frequently design their websites to look like they are owned and operated by us. If these competitors engage in noncompliant activities, it can have a particularly damaging impact on our relationships with our users and/or clients.

In addition, from time to time, we have been and may in the future be subject to investigations, inquiries, or litigation by various regulators and claimants, which may harm our reputation, regardless of the outcome of any such action. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, class action litigation, or the disclosure of information security breaches or private information misuse, may adversely affect our business, financial condition, and results of operations

We rely on third-party digital and offline media sources, including strategic partners, for a significant portion of our revenue. Any decline in the supply of media, clicks, leads, and other consumer touchpoints available through these third-party websites could cause our revenue to decline or our cost to reach visitors to increase.

A significant portion of our revenue is attributable to consumer traffic or calls originating from third-party partners across the online and offline mediums. In many instances, third-party partners can change the media inventory they make available to us at any time in ways that could impact our campaign performance and revenue. Our third-party partners are exclusive to us. In addition, third-party partners may place significant restrictions on our offerings generally or have conflicts with other clients. These restrictions may prohibit advertisements from specific clients or specific industries or restrict the use of certain creative content or formats. If a third-party partner decides not to make its channel or inventory available to us, demands a higher cost, or places significant restrictions on the use of such inventory, we may not be able to find media inventory from other sources to satisfy our requirements in a timely and cost-effective manner.

The consolidation of Internet advertising networks and third-party media service providers could eventually lead to a concentration of desirable inventory on websites or networks owned by a small number of individuals or entities, which could limit the supply or impact the pricing of inventory available to us. In the past, we have experienced declines in our home services Sector primarily due to volume declines caused by losses of available media from third-party service providers acquired or retained by our competitors, changes in search engine algorithms which reduced or eliminated traffic from some third-party service providers, and increased competition for quality media. We cannot assure you that we will be able to acquire media inventory that meets our clients’ performance, price, and quality requirements, in which case our revenue could decline, or our operating costs could increase, and is financially viable.

Risks associated with digital algorithms and consumer engagement ecosystems have previously posed a negative impact on our business and the industry that we are in. These risks may arise again which can have a negative impact on the consumers that we are able to reach, their engagement with our brands or offers, their ability to visit our digital ecosystems, and the increased costs of and occasioned by these issues.

Search engines, social media platforms, and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for website traffic were to modify its general methodology for how it displays our advertisements, resulting in fewer consumers clicking through to our websites, our business could suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, our business could suffer.

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumer traffic to our websites, and a decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition, and results of operations. Consumer traffic to our websites and the volume of sales generated by consumer traffic varies and can decline from to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer sales.

We currently compete with numerous other online marketing companies, and we expect that competition will intensify. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position. In addition, other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and retaining consumers, or if we are unable to effectively convert visits into consumer sales, our business, financial condition, and results of operations could be materially adversely affected.

Any legal liability for the information we communicate to consumers could harm our business and operating results.

Consumers may rely upon information we communicate regarding our client products and services, including information relating to insurance, coverage, benefits, exclusions, limitations, availability, consumer legal cases, liability events, legislation, and the like. If we provide inaccurate information or information that could be construed as misleading, we could be found liable for related damages and our relationships with our clients could suffer.

We could lose revenue and clients if we fail to adequately detect click-through or other fraud on advertisements.

We are exposed to the risk of fraudulent consumer clicks or actions on our websites or our third-party partner websites, which could lead our clients to become dissatisfied with our campaigns and, in turn, lead to a loss of clients and related revenue. Our clients may also receive consumer leads that are spam or fraudulent that can have financial implications. Additionally, we have terminated and may, in the future, terminate our relationships with third party partners who we believe to have engaged in fraud or suspicious activities. We may not be able to replace the terminated partners with new partners which could result in a reduction in traffic to our sites and registrations.

We are exposed to online data privacy and security risks particularly given that we gather, transmit, and store personally identifiable information ("PII"). A failure to maintain adequate reasonable safeguards to protect the security, confidentiality, and integrity of PII including failure to develop, implement, and support our technology infrastructure and assessment processes, we may be in breach of our commitments to our clients and consumers. Unauthorized access to or accidental disclosure of confidential or proprietary data in our network systems, including via ransomware attacks, may cause us to incur significant expenses and may negatively affect our reputation and business.

Most of our services are web-based and online performance marketing relies on structured and unstructured consumer data. As a result, the amount of data stored on our servers has been increasing. We gather, transmit, and store information about our users and marketing and media partners, including PII. This information may include financial, health, and other behavioral information, some of which is held or managed by our third-party vendors. As a result, we are subject to certain contractual terms, including third-party security reviews, as well as federal, state, and foreign laws and regulations designed to protect PII. Complying with these contractual terms and various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

In addition, our existing security measures may not be successful in preventing security breaches. As we grow our business, we expect to continue to invest in technology services, hardware, and software. Creating the appropriate security support for our technology platforms is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks.

We may also make commitments to our clients regarding our security practices in connection with clients’ due diligence. If we do not adequately implement and enforce these security policies to the satisfaction of our clients, we could be in violation of our commitments to our clients and this could result in a loss of client confidence, damage to our reputation, and loss of business. Despite our implementation of security measures and controls, our information technology and infrastructure are susceptible to circumvention by an internal party or third-party, such that electronic or physical computer break-ins, cyber-attacks, malware, ransomware, viruses, social engineering (including phishing attacks), fraud, employee error, and other disruptions and security breaches that could result in third-parties gaining unauthorized access to our systems and data.

We may be unable to anticipate all our vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. In the past, we have experienced security incidents involving access to our databases.

Although to our knowledge no sensitive financial or personal information has been compromised and no statutory breach notification has been required, any future security incidents could result in the compromise of such data and subject us to liability or remediation expense or result in cancellation of client contracts. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party service providers, which could result in legal and financial liability, as well as harm to our reputation. Any compromise of our security could limit the adoption of our products and services and have an adverse effect on our business.

Other risks include:

•Any publicized security problems could negatively affect consumers’ willingness to provide private information on the Internet generally, including through our services.
•A security breach at any such third-party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.
•We could incur significant costs for which our insurance policies may not adequately cover us and expend significant resources in protecting against security breaches and complying with the multitude of state, federal, and foreign laws regarding data privacy and data breach notification obligations.
•We may need to increase our security-related expenditures to maintain or increase our systems’ security or to address problems caused and liabilities incurred by security breaches.

We have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a client agreement, making it difficult to project when, if at all, we will obtain new clients and when we will generate revenue.

Our sales cycle, from initial contact to contract execution and implementation can take significant time. Some of our clients undertake an evaluation process that frequently involves analysis of our competitors. As a result, it is difficult to predict when we will obtain new clients and begin generating revenue. We also rely on creating new programs that require architecture and investment before we can attract new clients. In addition, to increase revenue in our Performance Solutions, we take time to analyze and assess new opportunities and enter engagements on testing basis that can take up to twelve (12) months before we are able to generate revenue. As a result, we may not be able to add clients, or generate revenue, as quickly as we may expect, which could harm our revenue growth rates.

Customer concentration creates risks for our business.

Over 65% of our revenues each year comes from five large customers. To the extent that any large customer fails to meet its purchase commitments, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

Our past growth or the past growth in our sectors or by our competitors may not be indicative of future growth, and our revenue growth rate may decline in the future.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future. This growth may not be indicative of our future growth, if any, and we will not be able to grow as expected, or at all, if we do not accomplish the following:

•Increase the number of consumers using our solutions;
•Maintain and expand the number of clients using our solutions;
•Further improve the quality of our products and solutions and introduce high-quality new products;
•Increase the number of visitors to our digital ecosystems;
•Timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our advertisers;
•Maintain brand recognition and effectively leverage our brand;
•Attract and retain management and other skilled personnel for our business. Our revenue growth rates may also be limited if we are unable to achieve high;
•Market penetration rates as we experience increased competition. If our revenue or revenue growth rates decline, investors’ perceptions of our business may be adversely affected, and the market price of our common stock could decline; and
•Our ability to reorganize the business operations and deploy our new strategy since the Converge Acquisition.

If our emails are not delivered and accepted or are routed by email providers less favorably than other emails, or if our sites are not accessible or treated disadvantageously by internet service providers, our business may be substantially harmed.

If email providers or internet service providers ("ISPs") implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to consumers or for consumers to access our websites and services. For example, certain email providers, including Google, may categorize our emails as “promotional,” and these emails may be directed to an alternate, and less readily accessible, section of a consumer’s inbox.

If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to consumers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact consumers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be adversely affected.

If we are unable to develop new offerings, achieve increased consumer adoption of those offerings, or penetrate new vertical markets, our business and financial results could be adversely affected.

Our success depends on our continued innovation to provide products and solutions that increase our consumer engagement, increase first party data, and build enterprise value in our brands. These new offerings must be widely adopted by consumers for us to continue to attract clients. Accordingly, we must continually invest resources in product, technology, and business development in order to improve the comprehensiveness and effectiveness of our solutions.

Entry into new sectors may have specific risks associated with them and a learning curve that will cost money and focus. If we fail to penetrate new sectors successfully, our revenue may grow at a slower rate than we anticipate, and our financial condition could suffer.

We are a holding company and our only material assets are in our subsidiaries and the revenue and income that they generate.

Our material assets are contained within our subsidiaries that generate the revenues for the Company. Our assets are encumbered by our Senior Secured Lender.

Risk Related to our Intellectual Property

If we do not adequately protect our intellectual property rights, our competitive position in the marketplace and business may suffer.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. We attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into non-disclosure agreements as we deem appropriate.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our digital ecosystems, product features, software, and functionality or obtain and use information that we consider proprietary. We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third parties also may take actions that diminish the value of our proprietary rights or our reputation in the way that they use our brands. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming, and distracting to management, resulting in a diversion of resources, the impairment or loss of portions of our intellectual property, and could materially adversely affect our business, financial condition, and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours.

We currently own and maintain a large amount of domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. In addition, there is an active market in desirable domain names and our ability to purchase such domains would be subject to market conditions. As a result, we may not be able to acquire or maintain all domain names that use the name of our brands.

The Company may face litigation and liability due to claims of infringement of third party-intellectual property rights.

From time to time, third parties may allege that we have infringed the trademarks, copyrights, patents, and other intellectual property rights, including from our competitors or non-practicing entities. Such claims, regardless of their merit, could result in litigation or other proceedings and could require us to expend significant financial resources and attention by our management and other personnel that otherwise would be focused on our business operations, result in injunctions against us that prevent us from using material intellectual property rights, or require us to pay damages to third parties. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may result in significant settlement costs or require us to stop offering some features, or purchase licenses or modify our products and features while we develop non-infringing substitutes, but such licenses may not be available on terms acceptable to us or at all, which would require us to develop alternative intellectual property.

As a distributor of digital media content, we face liability and expenses for legal claims based on the nature and content of the materials that we create or distribute, including materials provided by third parties. If we are required to pay damages or expenses in connection with these legal claims, our business and results of operations may be harmed.

We display original content and third-party content on our websites and in our marketing messages. As a result, we have faced and will continue to face potential liability based on a variety of theories, including deceptive advertising and copyright or trademark infringement. We generally rely on the “fair use” exception for our use of third-party brand names and marks, but these third parties may disagree, and the laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis. We also create content we believe to be original for our websites. While we do not believe that this content infringes on any third-party copyrights or other intellectual property rights, owners of competitive websites that present similar content have taken and may take the position that our content infringes on their intellectual property rights.

We are also exposed to risk that content provided by third parties is inaccurate or misleading, and for material posted to our websites by users and other third parties. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. The general liability and cyber/technology errors and omissions insurance we maintain may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance, or is more than insurance coverage, could materially adversely affect our business, financial condition, and results of operations.

Risk Related to Legal and Regulatory Matters

Our ability to collect information from consumers may be limited due to technology and data changes from digital companies due to privacy or other operational shifts in strategy.

Our business relies on the collection of consumer information and tracking web activity of those visitors in our digital ecosystems as well as data derived by other service providers relating to consumers. If regulation prohibits us from collecting rich first party data, our ability to execute our solutions may be compromised and our revenues may be adversely impacted. Fundamental changes in technology and regulation that impacts our information collection processes will also impact the efficiency of our consumer acquisition campaigns and our ability to cross sell products and services to our consumers.

Federal and state laws regulating telephone, email, and messaging marketing practices impose certain obligations on advertisers, which could reduce our ability to expand our business.

Our industry and sectors are heavily regulated. We are, and may in the future become, subject to a variety of federal, state, and local laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

Our activities are subject to extensive regulation under the laws of the United States and its various states and the other jurisdictions in which we operate. We are currently subject to a variety of, and may in the future become subject to additional, federal, state, and local laws that are continuously evolving and developing, including laws regarding internet-based businesses and other businesses that rely on advertising, as well as privacy and consumer protection laws, including the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the Fair Credit Reporting Act, the Federal Trade Commission Act, and employment laws, including those governing wage and hour requirements. In addition, there is increasing attention by state and other jurisdictions to regulation in this area. These laws are complex and can be costly to comply with, require significant management time and effort, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including suspension of business operations. These laws may conflict with each other, further complicating compliance efforts.

If we are alleged not to comply with these laws or regulations, we may be required to modify affected products and services, which could require a substantial investment and loss of revenue or cease providing the affected product or service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.

We could be required to fundamentally change our business activities and practices or modify our products and solutions, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our clients’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platforms, increase our costs, and impair our ability to maintain and grow our client base and increase our revenue.

Risks Related to Liquidity and Capital Resources

Covenants in our Credit Facility impose restrictions that may limit our operating and financial flexibility. The Financing Agreement contains many significant restrictions, negative and affirmative covenants that may limit our operating and financial flexibility. The Financing Agreement presents a risk of default.

The Company entered a Credit Facility on March 21, 2022, concerning a first lien term loan of $76.5 million with a senior secured lender. The Financing Agreement contains negative covenants that, among other things, limit our ability to:
•Incur indebtedness;
•Grant liens on its assets;
•Make certain investments;

•Incur certain expenses and limits;
•Engage in mergers or acquisitions;
•Dispose of assets;
•Enter certain transactions; and
•Make certain restricted payments.

The Financing Agreement contains certain affirmative covenants and customary events of default provisions, including, subject to thresholds and grace periods, among others, payment default, covenant default, and judgment default. Each of these limitations are subject to various conditions.

In addition, the Financing Agreement contains financial covenants, which require us to maintain minimum total leverage ratios and fixed charge coverage ratios. The applicable interest rate on the facility may increase which would result in our interest expenses going up.

These covenants could materially adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand and pursue our business strategies and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot provide any assurance that we will be able to comply with such covenants. These restrictions also limit our ability to obtain future financings or to withstand a future downturn in our business or the economy in general. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A breach of any covenant in the Financing Agreement or the agreements governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement after any applicable grace periods. A default, if not waived in full or limited basis, could result in an acceleration of the debt outstanding under the Financing Agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all the required interest and capital payments or borrow sufficient funds to refinance such debt. Even if new financing were available at such time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

The exercise of our outstanding Convertible Series E Preferred stock and warrants will depress our stock price and dramatically dilute shareholders. Delay and failure of the Company to register up to 400,000,000 million common shares pursuant to the Convertible Series E Preferred will incur financial penalties.

As previously disclosed, on March 22, 2022, the Company issued and sold 500,000 shares of Series E Convertible Preferred Stock, $0.01 par value, with a stated value of $100 per share or an aggregate of $50.0 million pursuant to the terms of a Securities Purchase Agreement, dated March 16, 2022 (the “Purchase Agreement”), by and among the Company and certain institutional investors (the “Purchasers”). The Series E Preferred Stock were originally convertible into Common Stock at $1.50 per share, subject to adjustment. The Company issued accompanying Common Stock Purchase Warrants (the “Warrants”) originally exercisable for five (5) years at $2.00 per share, subject to adjustment as described in the Purchase Agreement, to purchase an aggregate of 33,333,333 shares of Common Stock.

The shares of Series E Preferred Stock and Warrants and the shares of Common Stock issuable upon conversion of the Series E Preferred Stock and the exercise of the Warrants (collectively, the “Securities”) were not initially registered under the Securities Act of 1933, as amended. Pursuant to a Registration Rights Agreement with the Purchasers dated March 16, 2022 (the “Registration Rights Agreement”), the Company committed to file with the Securities and Exchange Commission (the “SEC”) an initial Registration Statement concerning the Securities within ten (10) business days of the March 21, 2022, closing date, which initial Registration Statement is required to be declared effective within forty-five (45) days of the filing date or ninety (90) days if there is a “full review by the SEC”.

While the Company has filed with the SEC a Registration Statement on Form S-1 (the “Form S-1”) concerning the Securities to satisfy the requirements of the Registration Rights Agreement, the Form S-1 has not been declared effective by the SEC as of September 28, 2022, and within the period required under the terms of the Registration Rights Agreement. As a result, the Company is required under the terms of the Registration Rights Agreement to pay to the Purchasers a partial liquidated damages penalty for failure to meeting the effectiveness date requirement, which is determined to be the product of 2.0% multiplied by the aggregate subscription amount paid by each Purchaser under the terms of the Purchase Agreement, with the partial liquidated damages to be capped at 14% of the subscription amount. Such partial liquidated damages are owed to the investors within seven (7) days of the failure to meet the requirements for effectiveness, and will be owed monthly to the Purchasers until the Form S-1 is declared effective by the SEC. This will result in a payment by the Company of approximately $1.0 million per month (with prorated payments for partial months) to the Purchasers until the Form S-1 is declared effective by the SEC, resulting in up to a maximum of $7.0 million in payments.

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Purchasers, pursuant to which (i) each Purchaser exchanged its Warrants for new warrants to purchase our common stock (the “New Warrants”) and (ii) each Purchaser consented to an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) as well as other changes in the terms of the private placement effected by the Company on March 16, 2022 (collectively, the “New PIPE Terms”).

We then filed an amended and restated certificate of designation for the Series E Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to effect certain changes contemplated by the Exchange Agreement.

The New PIPE Terms effect the following changes, among others, to the rights of the Series E Holders:

New Warrant Exercise Price: The New Warrant exercise price per share of common stock is $0.55, provided that if all shares of Series E Preferred Stock are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will adjust to $2.00, subject to further adjustment as set forth in the New Warrant.

Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices of the Common Stock for the calendar week prior to each of the following respective dates is lower than the conversion price at that time, the conversion price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022 and November 21, 2022.

Standstill Period: The Purchasers agreed to a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder may convert not more than 50% of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

Series E Buyout. During the Standstill Period the Company will use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Purchasers at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation (the “Series E Buyout”).

Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s common stock for a price less than $0.30 per share.

Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts).

There is no guarantee that we will be able to raise funds, on commercially reasonable terms or at all, to effect the Series E Buyout.

The Company is in negotiations with its Senior Secured Lender to revise the terms of its Financing Agreement relating to the Credit Facility.

The Company’s shareholders are subject to dilution of their common stock given the prospect of the Series E Preferred with the possibility of the registration of 400,000,000 shares. The Company’s shares outstanding as of September 23, 2022, is 64,209,616 and shareholders face the risk of substantial dilution. The costs of and occasioned by the delay in the effectiveness of the registration statement will impact the Company’s financial performance and creates substantial financial risk.

We do not intend and may be unable to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock and we do not expect to declare or pay any cash dividends in the foreseeable future. Additionally, our Financing Agreement prohibits us from paying cash dividends on our common stock and contains limitations on our ability to redeem or repurchase shares of our common stock. As a result, you may only receive a return on your investment in our common stock if the trading price of your shares increases.

If we are not able to continue to meet the Nasdaq Capital Market rules for continued listing, our common stock or warrants could be delisted.

Our common stock is listed on the Nasdaq Capital Markets. In order to maintain compliance with Nasdaq Listing Rules, we must satisfy minimum financial and other reporting, governance requirements, failure of which could result in a delisting of our common stock, which could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

•On May 20, 2022, the Company received notice from Nasdaq that it had failed to maintain a minimum bid price of $1 per share based on the closing bid price for the thirty (30) consecutive business days preceding May 20, 2022, and thus it has failed to meet a Nasdaq Listing Rules. The Company has until November 16, 2022, to remedy the failure.

•On July 1, 2022, the Company received notice from Nasdaq that it had not held an annual meeting of shareholders within twelve (12) months of the Company’s 2021 fiscal year end. The Company must conduct an annual meeting of shareholders by no later than December 27, 2022, to meet Nasdaq Listing Rules and remedy the failure.

Volatility in the trading price on Nasdaq of our common stock and warrants.

Our stock price has been volatile and may be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future attributable to various factors including those discussed in these “Risk Factors” and may be unrelated to our operating performance or prospects and some of which are beyond our control. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors that are both in and out of our control including economic, market, industry, governance, management, operations, etc.

Broad factors may seriously harm or harm the market price of our common stock, regardless of our operating performance. Further, increases or decreases may be inconsistent with any improvements in actual or expected operating performance, financial condition, or other indicators of value. Since the stock price of our common stock has been volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

We may require additional capital in the future to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances.

While we anticipate that our existing cash and cash equivalents should be sufficient to fund our operations for at least the next twelve (12) months, we may need to raise additional capital, including debt capital, to fund operations in the future or to finance acquisitions. If we seek to raise additional capital in order to meet various objectives, including developing future products, increasing working capital, acquiring businesses, and responding to competitive pressures, capital may not be available on favorable terms or may not be available at all. Lack of sufficient capital resources could significantly limit our ability to take advantage of business and strategic opportunities. Any additional capital raised through the sale of equity or debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy, including potential additional acquisitions or development of new technologies.

Risks Related to Financial Reporting

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis or effectively prevent fraud could be impaired, which would adversely affect our ability to operate our business.

In order to comply with the Sarbanes-Oxley Act of 2002 (“SOX Act”), our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. All control systems have inherent limitations, and, accordingly, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are unable to maintain proper and effective internal controls, we may not be able to produce accurate financial statements on a timely basis, which could adversely affect our ability to operate our business and could result in regulatory action.

If we identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain an effective system of internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.

We must maintain effective internal control over financial reporting to accurately and timely report our results of operations and financial condition. In addition, the SOX Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year, and the effectiveness of our disclosure controls and procedures quarterly. If we are not able to comply with the requirements of the SOX Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would diminish investor confidence in our financial reporting and require additional financial and management resources, each of which may adversely affect our business and operating results.

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet because of acquisitions. Events and conditions that could result in impairment of our goodwill and intangible assets include adverse changes in the regulatory environment, a reduced market capitalization, or other factors leading to reduction in expected long-term growth or profitability.

General Risk Factors

We face risks and uncertainties related to the COVID-19 pandemic and its aftermath, which could significantly disrupt our operations, and which could have a material adverse impact on our business, financial condition, operating results, and cash flows. These risks and uncertainties could pertain to other viruses, pandemics, or other such unforeseen and broad-based public health crises.

Our business has been and may continue to be adversely impacted by the effects of COVID-19 and its aftermath. In addition to negative macroeconomic effects on our business, decreased consumer demand for products offered by our clients, and reduced client budgets, the COVID-19 pandemic and any other related adverse public health developments have caused and may further cause declines in revenue and margin, and disruption to our business may continue or worsen over a prolonged period. The businesses of our clients and third-party media service providers (including strategic partners) have also been negatively affected and may continue to be disrupted by reduced demand, consumer creditworthiness, delinquencies, absenteeism, quarantines, economic responses our government is taking to limit the human and economic impact of the COVID-19 pandemic (e.g., stimulus payments), and restrictions on employees’ ability to work, office closures, and travel or health-related restrictions. In addition, in the aftermath of the pandemic, it may be the case that consumers spend less time researching and comparing online, which could represent decreased demand for the online products and services that we market for our clients. Depending on the magnitude and duration of such disruptions and their effect on client spending and/or the availability of quality media from third-party service providers including strategic partners, our business, financial condition, operating results, and cash flows could be adversely affected.

In addition, COVID-19 or other disease outbreaks have in the short-run, and may over the longer term, adversely affect the economies and financial markets within many countries, including in the United States, resulting in economic or financial market instability and could continue to negatively affect marketing and advertising spend in products offered by our clients or on media availability or performance. For example, certain companies that operate in the credit-driven markets such as credit cards and personal loans have seen and may continue to see reductions in near-term demand for our services due to weakened, or additional weakening of, economic and employment conditions, and the uncertainty over the length of the economic downturn. Such continuing effects of COVID-19, and other similar effects, have resulted and may continue to result in reduced marketing and advertising spend or drops in media availability or performance, which could have a material adverse effect on our business, financial condition, operating results, and cash flows. There can be no assurance that any decrease in revenue or margin resulting from COVID-19 will be offset by increased revenue or margin in subsequent periods or that our business, financial condition, operating results, and cash flows will remain consistent with pre-pandemic expectations and/or performances.

Furthermore, we may experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our sales and marketing activities and our ability to design, develop, or deliver our products and services in a timely manner or meet customer commitments, which could have a material adverse impact on our business, financial condition, operating results, and cash flows. In addition, we previously announced that we paused our financial advisor-led process to review strategic alternatives in large part due to market uncertainties resulting from the COVID-19 pandemic.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business, financial condition, operating results, and cash flows, it may also have the effect of heightening or exacerbating many of the other risks described in these risk factors, such as those relating to a reduction in online marketing spend by our clients, a loss of clients or lower advertising yields, our dependence on third-party service providers including strategic partners, risks with respect to counterparties, annual and quarterly fluctuations in our results of operations, the impact of interest rate volatility on our visitor traffic, internal control over financial reporting, seasonal fluctuations, our ability to collect our receivables from our clients, and risks relating to our ability to raise additional capital when and as needed.

Given that the magnitude and duration of COVID-19’s impact on our business and operations remain uncertain, the continued spread of COVID-19 (including the emergence and persistence of variants relating thereto) and the imposition of related public health containment measures and travel and business restrictions could have a material adverse impact on our business, financial condition, operating results, and cash flows.

Any negative changes in the economy and broader economic conditions have had material impacts to our business in the past and are likely to cause a material and adverse impact on our revenues and profitability.

If the Company were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If the Company were to dissolve as a corporation, as part of ceasing to do business or otherwise, we may be required to pay all amounts owed to any creditors and/or preferred stockholders before distributing any assets to the investors and/or preferred stockholders. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our other investors, in which case investors could lose their entire investment.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties

Our principal executive office is located in a leased facility in New York, New York, consisting of approximately 13,116 square feet of office space under a lease with an expiration date in October 2029. This facility accommodates our principal operations, finance, and administrative activities. We also lease additional facilities to accommodate operations throughout the United States and in the United Kingdom.
Item 3. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 11 - Legal Contingencies to the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock and Warrants are traded on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW,” respectively.
As of September 23, 2022, 64,209,616 shares of common stock were issued and outstanding, which were held of record by approximately 471 shareholders.
Dividends
The Company has not paid any cash dividends on its common stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends under our Series E Preferred Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no purchases made during the fourth quarter of the issuer’s fiscal year.

Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical fact are forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results, or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to:
Introduction

This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our results of operations for Fiscal Years 2022 and 2021 on a consolidated basis.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for Fiscal Years 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations, and off balance sheet arrangements that may have existed at June 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section cross-references a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Business Overview

Description of our Business

Converge Acquisition
On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") and 40% of the equity of Converge Marketing Services, LLC, an affiliated entity, for an aggregate purchase price of $125.0 million valued at approximately $114.9 million. The MIPA identifies the seller parties as the Converge Sellers.

Revenue

The Company has two material revenue streams;

Managed Services
The Company’s Managed Services are typically orientated around the management of a customer’s marketing, data, and/or creative program. The Company’s deliverables relate to the planning, designing, and activating of a solution program or set of work products. The Company executes this revenue stream by leveraging internal and external creative, technical or media-based resources, third party AdTech solutions, proprietary business intelligence systems, data delivery systems, and other key services required under the terms of a scope of work with a client. Our fees to our clients are billed in a variety of ways, which can consist of a percentage of a customer’s total budget, media spend, or retainer.

Performance Solutions
The Company’s Performance Services are typically orientated around the delivery of a predetermined event or outcome to a client. Typically, the revenue associated with the event (as agreed upon in a scope of work) is based on a click, lead, call, appointment, qualified event, case, sale, or other defined business metric. The Company engages in a myriad of consumer engagement tactics, ecosystems, and, methods to generate and collect a consumer’s interest in a particular service or good. Our fees associated with these clients are billed based on the occurrence of a click, lead, call, appointment, qualified event, case, sale, or other defined business metric.

Revenue Categories

A key focus of our revenue architecture and growth is how we generate from two Product Lines across all of our revenue streams. Our approach to growth has been to expand our Internal Brand and Data capabilities, which allow us to provide broader consumer outreach for all our clients and optimize of the cost of the customer engagement expense. Our sectors are curated to have consumer linkages that promote our ability to introduce consumers within our engagement ecosystems to our client programs for secondary benefit to us and our clients using the first-party data that we generate.

Client-Brand
Under the Client Brand product line, revenues are earned from the fees we charge to our customers when we advertise directly for them. In servicing our clients under this reportable segment, the consumer interacts directly with our client and does not interface with the Company at any point during the transaction process.

Internal-Brand and Data
Under the Internal-Brand product line, we earn revenues from the fees we charge to our customers when we engage with consumers under our internally owned and operated brand names. The end consumer interfaces directly with our brand and may be redirected to our customer based on information obtained during the transaction process or whose details may be passed on to a client for future engagement with a particular consumer. We generate rich first party data within this product line that can be monetized across a mix of customer acquisition campaigns and incremental revenue streams. Our innovative internal brands are capable of being utilized for an array of customer awareness and acquisition programs.

Costs of Revenue

Cost of revenues consists of the payments made to third parties, such as media costs and administrative fees (Google, Facebook, The Trade Desk, etc.), technology fees (The Trade Desk, Invoca, LiveRamp, etc.), production expenses (printing, logistics, etc), data costs, and other third-party expenses that Company incurs on behalf of a client that is needed to deliver the services.

General and Administrative Expenses

The Company’s selling, general, and administrative expenses primarily consist of administrative costs, including employee compensation and benefits, professional fees, as well as sales and marketing costs.

Income Taxes

See Note 15 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on income taxes.

RESULTS OF OPERATIONS

Comparison of the Year Ended June 30, 2022 versus the Year Ended June 30, 2021

The table below sets forth, for the periods presented, our consolidated results of operations for the periods indicated.

	Years Ended June 30,				Increase (Decrease) in Net Income
	2022		2021
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$116,409,703	100%	$16,192,000	100%	$100,217,703
Cost of revenues	88,127,498	76%	7,504,000	46%	80,623,498
Gross margin	28,282,205	24%	8,688,000	54%	19,594,205
Operating expenses:
Selling, general and administrative expenses	45,271,857	39%	25,372,000	157%	19,899,857
Depreciation and amortization	3,097,780	3%	2,299,000	14%	798,780
Restructuring and other related charges	5,590,932	5%	—	NM	5,590,932
Impairments and other (gains) losses, net	7,708,677	7%	(3,142,000)	(19)%	10,850,677
Total operating expenses	61,669,246		24,529,000
Operating loss	(33,387,041)		(15,841,000)
Other income (expense):
Interest expense	(2,943,367)	(3)%	(7,000)	—%	$(2,936,367)
Loss contingency on equity issuance	(3,615,000)	(3)%	—	NM	$(3,615,000)
Gain on change in fair value of derivative liabilities	638,622	1%	72,000	—%	$566,622
Other income	679,920	1%	452,000	3%	$227,920
Foreign exchange gain (loss)	(30,215)	—%	(48,000)	—%	$17,785
Amortization expense of note payable discount	—	—%	(409,000)	(3)%	$409,000
Total other income (expense)	(5,270,040)		60,000	—%
Loss from operations before income taxes	(38,657,081)		(15,781,000)	(97)%
Income tax expense	(35,925)		(216,000)	(1)%	180,075
Net Loss	$(38,693,006)		$(15,997,000)	(99)%

NM - Percentage is not meaningful
The results of operations for the year ended June 30, 2022, have been significantly impacted by the Converge Acquisition. All financial results herein for the fiscal year ended June 30, 2022, include the results of operations of the Converge companies which are reflective of the period March 22, 2022 (the Acquisition closing date), though June 30, 2022. See Note 3 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on the Converge Acquisition.

Revenues

Revenues for the year ended June 30, 2022, increased by approximately $100.2 million as compared with the prior year period, resulting in a total of approximately $116.4 million. The increase was attributable to the following:

Increase in managed services revenue	$51,101,818
Increase in performance marketing revenue	40,178,973
Other net increases	8,936,912
$100,217,703

The increase in Managed Services revenue and Performance Marketing revenues is directly attributable to the Converge Acquisition and is reflective of the period March 22, 2022 (the date of the Converge Acquisition closing), through June 30, 2022. The Converge Acquisition contributed approximately $90.3 million in revenue during that 101 day period, which is representative of 78% of the Company's total revenue for fiscal year 2022.

The increase in other revenues of approximately $8.9 million was primarily driven by the gradual return to more normal business activities as a result of the lifting of government restrictions that were in place in the prior year period due to COVID-19.
Cost of Revenues

For the year ended June 30, 2022, cost of revenues increased by approximately $80.6 million to $88.1 million as compared with the prior year period. The increase is primarily attributable to incremental costs of approximately $77.8 million resulting from the addition of the Converge business.
Gross Margin

For the year ended June 30, 2022, gross margin increased by approximately $19.6 million to $28.3 million, or 24% of revenue, as compared with the prior year period, primarily due to the increase in revenues partially offset by the increase cost of revenues related to the Converge Acquisition as discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended June 30, 2022, increased by approximately $19.9 million to $45.3 million as compared with the prior year period. The increase is primarily attributable to an increase in employee related costs of approximately $13.3 million, an increase in professional fees of approximately $4.2 million, an increase of approximately $1.5 million in miscellaneous costs, an increase in travel and entertainment costs of approximately $0.6 million, and an increase in office and occupancy costs of approximately $0.3 million.

The increase in employee related costs of approximately $13.6 million is primarily due to an increase in stock-based compensation of $8.7 million, increases in salaries and other related costs of approximately $1.7 million (exclusive of employees acquired with the Converge Acquisition), employee related costs of approximately $3.3 million directly attributable to the Converge Acquisition, and an increase in professional fees due to one-time costs incurred for legal, accounting, and other services performed related to the Converge Acquisition. These increases were partially offset by a decrease in consulting fees of approximately $3.5 million.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended June 30, 2022, increased to approximately $3.1 million from $2.3 million in the prior year period. The increase is primarily attributable to amortization of intangible assets acquired as a result of the Converge Acquisition.

Restructuring and Other Related Charges

For the year ended June 30, 2022, the company recorded approximately $5.6 million of restructuring charges related to employee severance and other employee related benefits. During the fourth quarter of 2022, the Company shut down Redeeem operations, as well as consolidated the operations for certain Troika entities. This has resulted in the departure of key executives as well as certain additional reductions in workforce in order to align with management's new strategic direction. There were no such amounts recorded in the prior year.

Impairments and Other (Gains) Losses, Net

For the year ended June 30, 2022, the company recorded approximately $7.7 million in net impairment charges and other gains, representing an increase of $10.9 million as compared with the prior year period. The increase is comprised of impairments of goodwill totaling approximately $8.8 million, the absence of a $3.1 million gain in the prior year period, and impairments of net intangible assets totaling $0.4 million. These increases were partially offset by gains in the current year period totaling $1.4 million.

For the year ended June 30, 2022, impairment charges of $8.8 million included of goodwill impairments of $6.7 million related to Mission UK as a result of the Sale agreement entered into on August 1, 2022, and goodwill impairment of $2.0 million and intangible assets impairments of $0.4 million related to the discontinuation of operations for the Redeeem subsidiary. See Note 3 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

The above increases were offset by $1.0 million gain on legal settlements, which was related to the Stephensons' settlement, (See Note 11 to the consolidated financial statements included in Item 15 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on the legal matters). The remaining increase included an approximate $0.3 million gain on government grant forgiven related to SBA-backed Paycheck Protection Program grants received due to the ongoing COVID-19 pandemic and a $0.2 million gain on rent abatement. For the year ended June 30, 2021, the Company recognized approximately $3.1 million of income from government grants.

There were no impairment charges recorded during the year ended June 30, 2021.

Interest Expense

Interest expense for the year ended June 30, 2022, is related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 12 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on the Company's Credit Facility.

Loss Contingency on Equity Issuance

For the year ended June 30, 2022, the company recorded approximately $3.6 million of loss contingency expenses per the Registration Rights Agreement related to partial liquidated damages as a result of not filing the registration statement by the effective date. As of the date of this filing , the Company had paid an aggregate of $2.0 million and will expect to owe an additional $1.0 million by September 30, 2022.

Gain on Change in Fair Value of Derivative Liabilities

For the years ended June 30, 2022 and 2021, the Company recognized approximately $0.6 million and $0.1 million, respectively, of income from the change in fair value of derivative liabilities. The derivative liabilities are associated with the debt and equity financing related to the Converge acquisition.

Adjusted Earnings Before Interest, Tax, Deprecation, and Amortization ("Adjusted EBITDA")

The Company evaluates its performance based on several factors, of which the key financial measure is our net income (loss) before (i) interest expense, net (ii) income tax expense, (3) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iv) stock-based compensation expense or benefit, (v) restructuring charges or credits, and (vi) gain or losses on dispositions of business and associated settlements,

Management believes that the exclusion of stock based compensation expense or benefit allows investors to better track the performance of the company's business without regard to the settlement of an obligation that is not expected to be made ion cash

Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The company uses revenue and Adjusted EBITDA measure as its most important indicators of its business performance, and evaluates managements effectiveness with specific reference to these indicators. Adjusted EBITDA should be viewed as a supplement to and not a substitute for net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar titles used by other companies. The company has presented the components that reconcile net loss, the most directly comparable GAAP financial measure, to adjusting operating income (loss).

The following is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended			Twelve Months Ended
	June 30,			June 30,
	2022		2021	2022	2021
Net Loss	$(18,056,006)		$(6,774,000)	$(38,693,006)	$(15,997,000)
Interest expense	2,796,367		(28,000)	2,943,367	7,000
Income tax expense	(54,075)		193,000	35,925	216,000
Depreciation and amortization	2,267,780		585,000	3,097,780	2,299,000
EBITDA	(13,045,934)		(6,024,000)	(32,615,934)	(13,475,000)
Impairments and other (gains) losses, net	7,967,677		(607,000)	7,708,677	(3,142,000)
Business Acquisition Costs included in SG&A	320,000		—	2,200,000	—
Restructuring and other related charges	5,590,932		—	5,590,932	—
Loss contingency on equity issuance	3,615,000		—	3,615,000	—
Share based comp	1,184,000	—	837,000	13,292,534	4,419,000
Adjusted EBITDA	$5,631,675		$(5,794,000)	$(208,791)	$(12,198,000)

Favorable Adjusted EBITDA of $5.6 million, for the three months ending June 30, 2022, was primarily driven by the increase in revenues due to the Converge acquisition (as discussed previously) combined with the off-setting of several one-time costs incurred as a result of the ongoing restructuring and transformational efforts by management as well as non-cash charges incurred in the fourth quarter fiscal year 2022.

The Company has made expeditious restructuring decisions in order to avoid distraction by business matters that will not contribute to the transformational reorganization of the business to ensure that our company is well positioned to drive ongoing growth and value for our shareholders.

The fourth quarter contained several non-recurring costs including net impairment charges and other gains totaling $8.0 million, restructuring and other related charges totaling $5.6 million, a loss contingency on equity issuance of $3.6 million and non-cash stock compensation expense of $1.2 million (which are reflected in SG&A).
LIQUIDITY & CAPITAL RESOURCES

Overview

Our primary sources of liquidity are cash, cash equivalents, and cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items (including funding our operations), debt service, investments, and related loans and advances that we may fund from time to time, and liabilities from prior acquisitions. Our decisions as to the use of our available liquidity will be based upon the ongoing review of the funding needs of the business, the optimal allocation of cash resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of funding through the capital and credit markets, challenging U.S. and global economic and market conditions could adversely impact our ability to do so at that time.

We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity from cash and cash equivalents and future cash flows from operations to fund our operations and service the credit facilities for the foreseeable future. See Note 12, Credit Facilities to the consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Credit Facility.

Financing Agreements

On March 21, 2022, Troika Media Group Inc., and each subsidiary of Troika Media Group Inc. as guarantors, entered into a Financing Agreement with Blue Torch Finance LLC (“Blue Torch”) to act as Administrative Agent and Collateral Agent. As part of this Financing Agreement, we entered into a $76.5 million First Lien Senior Secured Term Loan (the “Credit Facility”) with Blue Torch which formed the majority of the purchase price of the Converge Acquisition, as well as for working capital and general corporate purposes.

The Credit Facility provides for: (i) a Term Loan in the amount of $76.5 million; (ii) an interest rate of the Libor Rate Loan of three (3) months; (iii) a four-year maturity, amortized 5.0% per year, payable quarterly; (iv) a one (1.0%) percent commitment fee and an upfront fee of two (2.0%) percent of the Credit Facility paid at closing, plus an administrative agency fee of $250 thousand per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for fifty (50%) percent of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive financial and non-financial covenants in the Credit Facility including, but not limited to, a debt leverage ratio, fixed charge coverage ratio, and maintaining liquidity of at least $6.0 million at all times. Additionally, the Company agreed that if Sid Toama or Thomas Marianacci cease to be involved with the day to day operations of the Company, replacements reasonably suitable to Blue Torch shall be appointed within thirty (30) days.

The Company has received limited waivers due to non-compliance with certain covenants of the agreement. The company is currently addressing these items and expects to be in compliance during second quarter of fiscal year 2023.

The Company and each of its subsidiary Guarantors entered into a Pledge and Security Agreement (the “Security Agreement”) dated as of March 21, 2022, as a requirement with the Credit Facility. Each Guarantor pledged and assigned to the Collateral Agent and granted the Collateral Agent with a continuing security interest in all personal property and fixtures of the Guarantors (the “Collateral”) and all proceeds of the Collateral. All equity of the Guarantors was pledged by the Borrower.

On March 21, 2022, each of the Company’s Subsidiaries, as Guarantors, entered into an Intercompany Subordination Agreement (the “ISA”) with the Collateral Agent. Under the ISA, each obligor agreed to the subordination of such indebtedness of each other obligor to such other obligations.

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC acting as Escrow Agent. The Escrow Agreement provided for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch Finance LLC., of which was completed during Q4; however, escrow has not been released.

In connection with the aforementioned note, the Company recorded deferred financing and issuance costs totaling approximately $9.2 million, including a $1.5 million upfront fee. The costs will be amortized over the life of the note using the effective interest rate method. During the year ended June 30, 2022, the company recorded $792 thousand in amortization expense and made principal payments of $956 thousand.
At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

The Company is in negotiations with its Senior Secured Lender to revise the terms of its Financing Agreement relating to the Credit Facility.

See Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the Credit Facility.

Series E Private Placement

On March 16, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private offering (the “March 2022 Private Placement”), an aggregate of $50.0 million of securities, consisting of shares of Series E convertible preferred stock of the Company, par value $.01 per share (the “Series E Preferred Stock”) and warrants to purchase (100% coverage) shares of common stock (the “Warrants”) (collectively, the Series E Preferred Stock and Warrants are referred to as the “Securities”). Under the terms of the Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Warrants to purchase up to 33,333,333 shares of the Company’s common stock (the “Conversion

Shares”). Each share of the Series E Preferred Stock has a stated value of $100 per share and was originally convertible, at any time, into shares of common stock at a conversion price of $1.50 per share (the “Conversion Price”), subject to adjustment. The Company’s co-managing underwriters were Kingswood Capital Markets (n/k/a E.F. Hutton), a division of Benchmarks Investments, Inc., and Westpark Capital, Inc. The Company sold the Securities for gross proceeds of $50,000.

Associated with the Series E offering, the Company filed a registration statement on Form S-1 (No. 333-264112) which is pending before the Commission as the Company is responding to comments and anticipates further updates based upon the requirement to update the underlying financials to reflect the present financials. The registration statement seeks to register an aggregate of 200,000,000 shares of common stock for resale by the Purchaser, consisting of shares of common stock issuable to the Purchasers upon conversion of 500,000 shares of Series E Preferred Stock pursuant to the terms and conditions of the Certificate of Designation for the Series E Preferred Stock. The 500,000 shares of Series E Preferred Stock have a stated value of $100 per share, or an aggregate of $50.0 million. The shares were originally convertible at $1.50 per share, or an aggregate of approximately 33,333,333 shares of common stock, subject to adjustment, for reverse and forward stock splits, stock dividends, stock combinations and other such transactions. In addition, the Conversion Price will be downwardly adjusted the greater of (i) eighty (80%) percent of the average of the ten (10) lowest daily VWAPs during the forty (40) trading day period beginning on and including the Trading Day immediately follow the Effective Date of the initial Registration Statement, and (ii) the Floor Price of $0.25 per share unless a holder elects to shorten the adjustment period to all or a portion of the Series E Preferred Stock held by such person to between ten (10) and thirty-nine (39) trading days (the "Registration Reset Price").

As of September 27, 2022, the Registration Statement had not been declared effective by the SEC. As a result, the Company is required under the terms of the Registration Rights Agreement to pay to the Purchasers a partial liquidated damages penalty for failure to meet the effectiveness date requirement, which is determined to be the product of two (2%) percent and the aggregate subscription amount paid by each Purchaser under the terms of the Purchase Agreement, with partial liquidated damages capped at fourteen (14%) percent of the subscription amount. Such partial liquidated damages will be owed to the investors within seven days of the failure to meet the requirements for effectiveness, and will be owed monthly to the purchasers until the Registration Statement is declared effective by the SEC.

On September 26, 2022, we entered into the Exchange Agreement with the Purchasers, pursuant to which (i) each Purchaser exchanged its Warrants for the New Warrants and (ii) each Purchaser consented to the New PIPE Terms, including an amendment and restatement of the terms of our Series E Preferred Stock.

In consideration for the issuance of the New Warrants and the other New PIPE Terms, we filed the amended and restated Certificate of Designation with the Secretary of State of the State of Nevada to effect certain changes contemplated by the Exchange Agreement.

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

New Warrant Exercise Price: The New Warrant exercise price per share of common stock is $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will revert to $2.00, subject to further adjustment as set forth in the New Warrant.

Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022 and November 21, 2022.

Standstill Period: The Purchasers agreed to the 60-day Standstill Period, during which each Series E Holder may convert not more than 50% of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

Series E Buyout. During the Standstill Period the Company will use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Purchasers at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation.

Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s common stock for a price less than $0.30 per share.

Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts).

As of the date of this filing, the Company had paid an aggregate of $2.0 million as partial liquidated damages as a result of not filing the registration statement by July 5, 2022. As such, as of June 30, 2022, the Company has recorded a contingent liability in the amount of $3.6 million. See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

The Company utilized the full amount of proceeds raised in the Series E offering to pay a portion of the cash payment for Converge Direct, LLC and its subsidiaries.

Contractual Obligations

	Year 1	Years 2-3	Years 4-5	>5 Years	Total
Operating lease obligations (a)	$2,682,000	$5,067,000	$3,367,000	$2,826,000	$13,942,000
Debt repayment (b)	3,825,000	7,650,000	64,069,000	—	75,544,000
Contractual obligations (c)	9,344,000	—	—	—	9,344,000
Total	$15,851,000	$12,717,000	$67,436,000	$2,826,000	$98,830,000

(a) Operating lease obligations primarily represent future minimum rental payments on various long-term noncancellable leases for office space.
(b) Debt repayments consists of principal repayments required under the Company's Credit Facility.
(c) Contractual obligations recorded on the balance sheet consist of the Company's obligations to the Converge Sellers arising from the Converge Acquisition. See Note 3 - Business Combinations and Dispositions.

Cash Flow Discussion

Net cash used in operating activities increased approximately $0.3 million to $7.1 million for the year ended June 30, 2022, as compared to the prior year period. The increase is primarily due to a net increase in working capital which is reflective of the Converge Acquisition.

Net cash used in operating activities increased by approximately $4.5 million to $6.8 million for the year ended June 30, 2021, as compared to the prior year period. This increase was the result of approximately $3.1 million in gains from stimulus funding, a decrease of $2.0 million in impairment of goodwill, a decrease of $1.9 million in impairment of intangibles, a $1.8 million decrease in the amortization of intangibles, and a $2.7 million decrease in accounts receivable. This was offset by an approximate $2.6 million increase in contract liabilities relating to revenue, a $1.5 million increase in accounts payable, a $0.5 million increase in operating lease liabilities, a $0.5 million increase in long-term liabilities, and a decrease of $6.3 million gain from the derecognition of liabilities from discontinued operations.

Net cash used in investing activities increased by approximately $81.4 million to $82.9 million for the year ended June 30, 2022, as compared to the prior year period, related to the net cash paid for the Converge Acquisition.

Net cash used in investing activities increased by approximately $1.4 million to $1.5 million for the year ended June 30, 2021, as compared to the prior year period. The increase was the result of approximately $1.4 million in cash being paid for the Redeeem acquisition and an increase of $60 thousand in purchases of fixed assets.

Net cash provided by financing activities increased by approximately $93.5 million to $112.6 million for the year ended June 30, 2022. The increase was the result of approximately $69.7 million in net proceeds from the Credit Facility coupled with approximately $44.4 million of net proceeds related to the issuance of the Series E Convertible Preferred Stock private placement, partially offset by the absence of $20.7 million in net proceeds from the initial public offering during the year ended June 30, 2021.

Net cash provided by financing activities increased by approximately $16.8 million to $19.2 million for the year ended June 30, 2021, as compared to the prior year period. This increase was primarily the result of approximately $20.7 million in net proceeds from the initial public offering. This increase was offset by a decrease of approximately $1.0 million in proceeds from the sale of Series D preferred shares, a decrease of $0.9 million in proceeds relating to convertible note payables, and a $2.4 million increase in payments settling related party note payables.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements not yet adopted.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. See Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for more information regarding the Company's use of estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition
The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification (“ASC”) ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenues are recognized when control is transferred to customers in amounts that reflect the consideration the Company expects to be entitled to receive in exchange for those goods. Revenue recognition is evaluated through the following five (5) steps:

(i)    identification of the contract, or contracts, with a customer;
(ii)    identification of the performance obligations in the contract;
(iii)    determination of the transaction price;
(iv)    allocation of the transaction price to the performance obligations in the contract; and
(v)    recognition of revenue when or as a performance obligation is satisfied.

Goodwill
Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.

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

None of the goodwill prior to the Converge Acquisition is deductible for income tax purposes. The goodwill associated with the Converge Acquisition is deductible for income tax purposes on a straight-line basis over fifteen (15) years.

Intangible Assets
Intangible assets with finite useful lives consist of trade names, non-compete agreements, acquired workforce and customer relationships and are amortized on a straight-line basis over their estimated useful lives, which range from three to ten years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.

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

Foreign Currency Translation:
The consolidated financial statements of the Company are presented in United States Dollars ("USD"). The functional currency for the Company is USD for all entities other than Mission Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling ("GBP"). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into USD at balance sheet date, stockholders’ equity is translated at historical rates, and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.

The relevant translation rates are as follows: for the year ended June 30, 2022, closing rate at $1.219050 USD: GBP, average rate at $1.330358 USD: GBP, for the year ended June 30, 2021, closing rate at 1.382800 USD: GBP, average rate at 1.346692 USD: GBP.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
A smaller reporting company is not required to provide the information required by this Item.
Item 8. Financial Statements and Supplementary Data.
This item appears in a separate section following Item 14.
Item 9. Change in and Disagreements with Accountants and Financial Disclosure.

None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has recently implemented a robust internal procedure for creating, drafting, and filing reports, eliminating the need for third party vendors and improving the speed and accuracy of reports.
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

With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2022.
A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses as of June 30, 2022, include insufficient accounting staff to ensure segregation of duties and the implementation of internal controls.
Remediation of Deficiencies and Material Weaknesses
We will be unable to remedy all material weaknesses present in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.
Since June 30, 2022, we have hired highly qualified and talented staff for the accounting functions and have been establishing proper processes and systems to remediate the deficiencies we have had: including the ability to properly cure for revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the company, and written confirmation that goods or services have been delivered.
Preventive controls: We are currently establishing segregation of duties on main areas such as payroll, cash recording, and IT controls.
Detective controls: Management is implementing proper month end close processes in order to ensure that there is proper preparation and review over account reconciliations, specifically in the areas of cash, payroll, accrued expenses, revenue, and costs of revenues. The Company has hired a Director of Treasury and Risk Management as another level of review of certain financial transactions and review of bank account transactions.
Limitations on the Effectiveness of Internal Controls
For the period ended June 30, 2022, management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all potential fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The following table sets forth the names, ages, and positions of our executive officers, senior management, and directors as of September 23, 2022. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the Board of Directors. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.
Executive Officers and Directors

Name	Age (as of 06/30/2022)	Position
Sadiq (Sid) Toama	40	Chief Executive Officer, President, and Director
Erica Naidrich	48	Chief Financial Officer
Michael Tenore	48	General Counsel and Secretary
Thomas Marianacci	60	Chief Executive Officer of Converge Direct LLC
Randall Miles	66	Chairman of the Board
Wendy Parker	57	Director
Sabrina Yang	43	Director
Thomas Ochocki	46	Director
Martin Pompadur	87	Director
Sadiq (Sid) Toama

Sadiq (Sid) Toama was elected President of Troika Media Group, Inc. and joined the Company’s Board of Directors on March 21, 2022. Subsequently, Mr. Toama was elected Chief Executive Officer of the Company. Mr. Toama joined Converge in 2016. He started his career as a commercial attorney in London, representing distressed brands through product liability and crisis management events. Mr. Toama oversaw complex and international cases, advising clients on legal and commercial strategies leveraging PR and marketing extensively to contest regulatory pressures and win back consumer confidence for his clients.
Having represented the leading children’s product manufacturer Maclaren, Mr. Toama became Maclaren’s Global Chief Executive Officer in 2011, instigating its global corporate and operational restructuring to help it rediscover its former glory days. Mr. Toama expanded Maclaren’s Brand standing, in part, by implementing multi-year licensing and product development partnerships with brands such as BMW, Gucci, Liberty, Juicy Couture, Cath Kidston, and Emirates Airlines. Mr. Toama oversaw Maclaren’s Product expansion into nursery products, furniture, hard goods, toys, and accessories as well as contract manufacturing for black label brands. Mr. Toama developed extensive luxury retail experience, selling premium products directly into over sixty countries and developing long term partnerships. Mr. Toama spent five years leading Maclaren’s shift to a vertically integrated business bringing functions as such as product development, sales, marketing, and eCommerce, as well as customer care in-house, across United Kingdom, France, Spain, Germany, USA, China, Japan, and Hong Kong. Sid instigated Maclaren’s move to a selective distribution model and the expansion into eCommerce which paved the way for emerging market expansion.
Beginning in 2016, Mr. Toama was the Chief Operating Officer of Converge. Mr. Toama’s primary focus has been on the digitization of the business and supporting clients to implement agile and optimized lower funnel customer acquisition solutions across their digital, in-store, and call center journeys. The drive has been to build the required infrastructure to transition the business to an outcome-based remuneration model, with higher margins which has been underwritten by an unwavering focus on Converge’s media investment measurement delivered by a robust focus on business intelligence.

Mr. Toama has architected and overseen the implementation of Enterprise Resource Planning and Business Intelligence platforms at a global and national level including NetSuite and Salesforce; with extensive experience in eCommerce, CRM, inventory management, and order management system implementation for B2B/B2C systems for internal teams as well as client operated systems.
Since 2016, Mr. Toama has spearheaded all ad-tech and mar-tech systems integrations and reporting for clients and internal teams to ensure on time delivery of data across all sales and marketing platforms. In particular, Mr. Toama has architected and implemented Converge’s proprietary business intelligence platform, Helix, to leverage disparate and unstructured and varied data points into actionable insights. Mr. Toama routinely works with clients to curate their implementation of ad-tech services with platforms such as The Trade Desk and other demand-side platforms such as Google and Adobe.
Erica Naidrich

On May 23, 2022, Troika Media Group, Inc. appointed Erica Naidrich to serve as the Company’s Chief Financial Officer replacing Christopher Broderick. Ms. Naidrich brings substantial financial and business knowledge to Troika, with experience within public companies in corporate finance, operational management systems, and financial reporting. Ms. Naidrich joins the Troika Executive Team to oversee the Company’s global finance and enterprise functions; she reports to Sid Toama, Chief Executive Officer and President of Troika.

Prior to joining Troika Media Group, Ms. Naidrich served as Vice President of Accounting and Controller for Madison Square Garden Entertainment Corp. (“MSG”), a leader in live sports, entertainment, and programming. Prior to her role at MSG, Ms. Naidrich held multiple Controller roles within the technology, consumer goods and professional services industries, in addition to spending eight years managing SEC Reporting in the private equity space. Ms. Naidrich started her career in Public Accounting for RSM and PricewaterhouseCoopers. Ms. Naidrich possesses valuable experience in Troika’s core sectors providing financial oversight of sports and entertainment, technology and media, private equity and professional services businesses.

Ms. Naidrich is a certified public accountant and obtained a Certificate in Accounting in June 2003 from the University of California, San Diego - La Jolla, California. Ms. Naidrich received a Bachelor of Arts in Communications Studies from West Virginia University, Morgantown, West Virginia in August 1996.
Michael Tenore

Michael Tenore was first appointed General Counsel and Vice President of Regulatory Affairs for the Company in March 2015. In July 2017, Mr. Tenore was elected Corporate Secretary. Prior to his appointment as Corporate Secretary, Mr. Tenore served as interim CEO and Director, assisting in consummating the Company’s Troika Acquisition in 2017.

Prior to joining the Company in March 2015 upon the merger with Signal Point Holdings Corporation, he held various legal and regulatory positions, including General Counsel and Vice President of Regulatory Affairs at RNK, Inc., a telecommunications and Internet provider. In these roles Mr. Tenore advocated before the Federal Communications Commission, legislatures, and multiple other state and federal regulatory commissions related to emergent technologies and legacy regulation.

Mr. Tenore is a member of the adjunct staff of Suffolk University Law School and belongs to the Federal Communications Bar Association, the Association of Corporate Counsel, and is a member of the Bar of the Commonwealth of Massachusetts. Mr. Tenore received his B.A. in Communications from Emerson College and his J.D. from Suffolk University Law School, both degrees with Latin Honors. Mr. Tenore has been on the Board of Directors for youth hockey and charitable organizations for the past ten (10) years.

Thomas Marianacci

Thomas Marianacci was appointed Chief Executive Officer of Converge Direct LLC and an advisor to the Board of Directors of the Company on March 21, 2022. Mr. Marianacci, a founding member of Converge, began his advertising career in 1985 and has been a successful entrepreneur since starting his first company in 1997. Early in his career, Mr. Marianacci worked in the general advertising business with SSC&B Lintas Worldwide, on major brand accounts such as Cover Girl and Burger King. After a stint on the brand advertising side of the marketing business, Mr. Marianacci switched his marketing focus to the data driven direct response marketing business working for Direct Media, Inc. from 1986 to 1992. At Direct Media, Mr. Marianacci worked in both the Business to Business and Business to Consumer marketing divisions for his mentor Dave Florence, the founders of the direct mail list marketing business. From 1992 to 1997, Mr. Marianacci worked at Fred Singer Direct Marketing. In the summer of 1997, Mr. Marianacci founded his own media company – Present Media Resource Group, Inc., a media-buying firm focusing on Direct Mail List Marketing and Insert Media. The firm worked with notable clients such as Bertslesman Group, BMG/Columbia House, DirecTV, JC Penney Lifetouch Portrait Studios, First USA, Chase, and Sprint.

Randall Miles

On July 15, 2022, Randall Miles, was elected as Chairman of the Board of Directors, as well as a Director, of Troika Media Group, Inc.

Mr. Miles serves as Chairman & CEO of SCM Capital Group, a global transaction and strategic advisory firm. In addition, Mr. Miles sits on the boards of eXp World Holdings, Inc. (NASDAQ:EXPI) as Vice Chairman, private equity-backed Arthur H Thomas Companies as Vice Chairman, and Kuity, Inc. as Chairman.

For over thirty (30) years Mr. Miles has held senior executive leadership positions in global financial services, financial technology, and investment banking companies, including at bulge bracket, regional and boutique firms. His extensive investment experience advising companies on strategic and financial needs has spanned many disciplines while serving as CEO, Executive Committee Chair, Head of FIG, Head of M&A, and other responsibilities across these industries. Mr. Miles’ transactional and advisory experience is complemented by leadership of public and private equity backed financial technology, specialty finance, and software companies: Chairman and CEO at LIONMTS, where he was nominated for the Ernst & Young Entrepreneur of the Year award, CEO at Syngence Corporation, COO of AtlasBanc Holdings Corp., and CEO of Advantage Funding / NAFCO Holdings.

Mr. Miles has broad public, private, and non-profit board experience and has been active for many years in leadership roles with the Make-A-Wish Foundation. Mr. Miles holds a BBA from the University of Washington and holds FINRA licenses Series 7, 24, 63 and 79.

Wendy Parker

On April 27, 2022, Wendy Parker joined the Board of Directors as an independent Director. Since 2002, Ms. Parker is a London, England based barrister and has been a member of Gatehouse Chambers’ Commercial, Property and Insurance Groups in London where she undertakes most areas of work within those fields. She has developed a strong practice both as an adviser and advocate and has experience of appearing in the specialist commercial and property forums as well as Tribunals and the Court of Appeal.

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

Sabrina Yang

On April 27, 2022, Sabrina Yang joined the Company’s Board of Directors and where she serves as a member of the Audit Committee. Ms. Yang is a seasoned finance executive with over seventeen (17) years of experience in accounting, financial planning, and analysis (“FP&A”), M&A advisory, and corporate finance. Since 2021, Ms. Yang has served as CFO of Final Bell Holdings, Inc. (“Final Bell”), an industry leader in providing end-to-end product development and supply chain solutions to leading cannabis brands in the United States and Canada. During her tenure at Final Bell, she has led the reverse take-over transaction process, establishing a path for Final Bell to become a publicly traded company on the Canadian Stock Exchange. In conjunction with the reverse takeover, she also integrated and managed all of Final Bell’s administrative functions, including accounting, finance, legal, HR, and IT operations.

Prior to joining Final Bell and since 2018, Ms. Yang has served as CFO, on a part-time basis, of Apollo Program, a data-driven advertising technology company, where she ran all administrative and operating functions. She also served as deputy CFO for a private school with operations in both the United States and China. She has held prior roles in strategy, analytics, and FP&A at the Topps Company, a collectibles and licensing company, and at Undertone, a digital advertising company. Sabrina started her career with five (5) years at KPMG LLP in its transaction services team, in which she advised clients on strategy, corporate finance, valuation, and financial modeling. Ms. Yang is a Certified Public Accountant with Masters of Science in Accounting and Applied Statistics from Louisiana State University.
Thomas Ochocki

Mr. Ochocki has served on the Board of Directors since 2018. He is serving on the Board of Directors representing the Coates families’ equity interest, and has over twenty (20) years of experience in stock brokering, private equity, and investment banking in the United Kingdom. He is currently Chief Executive Officer and majority stockholder of Union Investment Management Ltd., whose history dates back to The Union Discount Company of London (est. 1885). An Old Cholmeleian of Highgate School, Mr. Ochocki read Psychology & Computer Science at Liverpool University prior to working with Sony Interactive Entertainment on the PlayStation launch titles. He went on to manage and facilitate the development of over fifty (50) published video games before switching to his predominant career in the capital markets.

The Company believes that Mr. Ochocki’s broad entrepreneurial, financial, and business expertise and his experience with markets in the United Kingdom and interactive entertainment give him the qualifications and skills to serve as a Director.
Martin Pompadur

Mr. Pompadur was elected to the Board of Directors in April 2021 upon the listing on the Nasdaq Capital Market. Mr. Pompadur is a private investor, senior advisor, consultant, and Board member after a long career as a senior executive in media and entertainment. Mr. Pompadur began his career as a practicing attorney in Stamford, Connecticut in 1958 and entered the media field when in 1960, he joined American Broadcasting Companies, Inc. ("ABC, Inc."). He remained at ABC, Inc. for seventeen (17) years, culminating with his becoming the youngest person ever appointed a member of the ABC, Inc. Board of Directors. While at ABC, Inc., Mr. Pompadur held the positions of General Manager of the Television Network; Vice President of the Broadcast Division, which included the radio and television networks, the radio and television stations, news, sports and engineering; President of the Leisure Activities Group, which included Magazine Publishing, Records, Music Publishing, Motion Picture Theaters, Record and Tape distribution, and Motion Picture Production; and Vice President of ABC, Inc.

In 1977, Mr. Pompadur became President of Ziff Corporation, a position he held until 1982. Ziff Corporation was then the holding company for both Ziff-Davis Publishing Company, one of the world’s largest publishers of business publications and consumer special interest magazines, and Ziff-Davis Broadcasting Company, which operated six (6) network affiliated television stations. From 1982 until April 2007, Mr. Pompadur was Chairman and Chief Executive Officer of RP Companies’ various private and public limited partnerships (include two public limited partnerships with Merrill Lynch), which operated twelve (12) television stations, twenty-five (25) radio stations, and numerous cable television systems totaling 500,000 subscribers.

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

Mr. Pompadur is a board member of two (2) public companies: Nexstar Broadcasting Group and Truli Media Group. Previously, he was a board member of many public and private companies including Imax Corporation, ABC, Inc., BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International, and Elong.
Mr. Pompadur graduated from Williams College in 1955 with a BA degree from the University of Michigan Law School in 1958 along with an LLB degree. The Company believes that Mr. Pompadur’s broad entrepreneurial, financial and business experience in television, media, and entertainment gives him the qualifications and skills to serve as a Director.

Senior Management

Set forth below is certain background and biographical information concerning our Senior Management.

Name	Age	Position
Maarten Terry	59	President of Converge Marketing Services
Michael Carrano	54	Chief Marketing Officer of Converge

Maarten Terry

Mr. Terry is a founding partner of Converge. He is also president of Converge Marketing Services, a certified minority-owned affiliated entity. Since inception, Mr. Terry has overseen the agency’s telecom vertical. He leads the team responsible for new subscriber acquisition for various divisions of AT&T, DirecTV, and Cricket Wireless.

Before joining Converge, Mr. Terry held various marketing and brand management positions at Time Inc., Philip Morris, Kraft Foods, and Scholastic Books. Mr. Terry is currently a Trustee of his alma mater, Connecticut College. He has also served on the boards of United Way of New Canaan and A Better Chance.

Michael Carrano

Mr. Carrano, Chief Marketing Officer at Converge, joined Converge in 2008. He is responsible for creating and accelerating the company’s marketing strategy and defining marketing strategies to support our clients’ overall business strategies and objectives. Mr. Carrano has significant experience across marketing functions and operations, product development, branding, lead generation, data analysis, and strategic planning. He is accountable for the development of marketing and media strategies across Converge’s client portfolio. During his tenure at Converge, the business has achieved double digit revenue growth.

Mr. Carrano’s background includes over twenty-five (25) years of agency and client side experience including various leadership positions held at BMG Music, Columbia House, and Doubleday Books where he drove brand growth and led their transformation from a mail order business to an online, eCommerce leader.

Board Composition

Our amended and restated bylaws provide that the number of directors shall be fixed from time to time by our Board of Directors. One director is currently fixed by our Board of Directors. Vacancies occurring on the Board of Directors may be filled by the vote or written consent of a majority of our stockholders or our directors. Nine (9) directors were serving on the board as of June 30, 2022.
Director Independence
We have reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Wendy Parker, Sabrina Yang, Jeff Kurtz, John Belniak, and Martin Pompadur, five (5) of our nine (9) directors are “independent directors” as defined by the Nasdaq Capital Market.
Committees of our Board of Directors
Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee, each of which has the composition and responsibilities described below.
Audit Committee. Our audit committee is comprised of Jeff Kurtz, Sabrina Yang, and Martin Pompadur. Martin Pompadur serves as the chair of the committee and qualifies as an “audit committee financial expert” for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the applicable Nasdaq Capital Market rules, a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent audit committee requirements on the same schedule as it is permitted to phase in its compliance with the independent audit committee requirement pursuant to Rule 10A-3 under the Exchange Act. Pursuant to Rule 10A-3, a newly listed company must have (1) one independent member at the time of listing; (2) a majority of independent members within ninety (90) days of listing; and (3) all independent members within one year of listing. All of the anticipated members of the audit committee will qualify as independent under Rule 10A-3. Our audit committee will be authorized to:
•appoint, compensate, and oversee the work of any registered public accounting firm employed by us;
•resolve any disagreements between management and the auditor regarding financial reporting;
•pre-approve all auditing and non-audit services;
•retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;
•seek any information it requires from employees-all of whom are directed to cooperate with the audit committee’s requests-or external parties;
•meet with our officers, external auditors, or outside counsel, as necessary; and
•oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.
Compensation Committee. Our compensation committee is comprised of Jeff Kurtz, Wendy Parker, and Martin Pompadur, with Martin Pompadur serving as chair of the committee. The Compensation Committee is authorized to:
•discharge the responsibilities of the Board of Directors relating to compensation of our directors, executive officers and key employees;
•assist the Board of Directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans; and
•oversee the annual process of evaluation of the performance of our management; and
•perform such other duties and responsibilities as enumerated in and consistent with compensation committee’s charter.
Nominating and Governance Committee. Our nominating and governance committee is initially comprised Jeff Kurtz and Martin Pompadur and is authorized to:
•assist the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders;
•lead the Board of Directors in its annual review of its performance;
•recommend to the Board of Directors nominees for each committee of the Board of Directors; and
•develop and recommend to the Board of Directors corporate governance guidelines applicable to us.
Executive Sessions
The Company intends to hold regularly scheduled Board of Directors meetings at which only independent directors will be present, as required by Nasdaq corporate governance rules.
Compensation Committee Interlocks and Insider Participation
Our compensation committee is comprised of Jeff Kurtz and Martin Pompadur. No member of our compensation committee will have at any time been an employee of ours. None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.
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

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The primary objectives of the Board of Directors with respect to executive compensation is to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability, to increase stockholder value, and to reward superior performance and contributions to the achievement of corporate objectives. The focus of our executive pay strategy is to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Company will develop and maintain a compensation plan that ties a substantial portion of executives’ overall compensation to the Company’s sales, operational, and regulatory performance. Because we believe that the performance of every employee is important to our success, we will be mindful of the effect our executive compensation and incentive program has on all of our employees.
Our compensation plan is designed to attract and retain the best possible talent, and we recognize that different elements of compensation are more or less valuable depending on the individual. For this reason, we offer a broad range of compensation elements. We offer our executive team salaries that are competitive with the market, executive bonuses that are in line with our corporate goals and dependent on measurable results, plus stock option plans designed to retain talent, promote a sense of company ownership, and tie corporate success to monetary rewards. Specifically, all management employed by the Company or one of its subsidiaries are entitled to participate in an equity incentive plan that will compensate management if certain financial performance and milestones are met. The Company reserves the right to increase the size of the plan as it deems necessary, at its sole discretion.
Base salaries for our executive officers are determined based on the scope of their job responsibilities, prior experience, and depth of their industry skills, education, and training. Compensation paid by industry competitors for similar positions, as well as market demand, are also taken into account. Base salaries are reviewed annually as part of our performance management program, whereby merit or equity adjustments may be made. Merit adjustments are based on the level of success in which individual and corporate performance goals have been met or exceeded. Equity adjustments may be made to ensure base salaries are competitive with the market and will be determined using benchmark survey data.
Our compensation structure is primarily comprised of base salary, annual performance bonus, and stock options. In setting executive compensation, the Board of Directors will consider the aggregate compensation payable to an executive officer and the form of the compensation. The Board will seek to achieve an appropriate balance between immediate cash rewards and long-term financial incentives for the achievement of both annual and long-term financial and non-financial objectives.
Relationship of Elements of Compensation
Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. Annual reviews will typically be delivered in February of each year.
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
Summary Compensation Table
The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer during the fiscal years ended June 30, 2022 and 2021, and

(ii) the three (3) most highly compensated individuals; and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary	*Bonus	Stock-Based Comp	*Paid Deferred Comp Earnings	All Other Comp	Total

Sadiq (Sid) Toama,	2022	$115,385	$—	$—	$—	$13,167	$128,552
President and CEO (1)	2021	$—	$—	$—	$—	$—	$—

Erica Naidrich,	2022	$44,102	$100,000	$—	$—	$3,931	$148,033
Chief Financial Officer (2)	2021	$—	$—	$—	$—	$—	$—

Michael Tenore,	2022	$250,000	$62,500	$—	$—	$61,613	$374,113
General Counsel (3)	2021	$200,000	$87,500	$—	$—	$—	$287,500

Andrew Bressman,	2022	$227,999	$—	$—	$—	$76,014	$304,013
Advisor (4)	2021	$481,500	$225,000	$—	$378,837	$—	$1,085,337

Robert Machinist,	2022	$235,000	$—	$—	$—	$9,789	$244,789
CEO & Chairman (5)	2021	$270,000	$100,000	$1,558,844	$158,553	$—	$2,087,397

Chris Broderick,	2022	$547,917	$62,500	$—	$—	$90,646	$701,063
COO & CFO	2021	$350,000	$137,500	$—	$199,058	$—	$686,558

Daniel Pappalardo,	2022	$369,761	$27,494	$—	$—	$65,355	$462,610
President & Director (6)	2021	$347,288	$—	$—	$211,570	$—	$558,858

Kevin Dundas, CEO,	2022	£479,988	£1,000	£—	£—	£—	£480,988
Mission Media Ltd (7)	2021	£400,000	£—	£—	£69,700	£—	£469,700

____________

(1)    Mr. Toama was elected Chief Executive Officer in April 2022 and was appointed President of the Company at the close of the Converge transaction. Mr. Toama was also granted 2,500,000 RSUs as part of his employment agreement with the Company.
(2)    Ms. Naidrich was elected Chief Financial Officer in May 2022. Ms. Naidrich was also granted 200,000 RSUs as part of her employment agreement.
(3)    Mr. Tenore was appointed General Counsel of the Company in 2016. His agreement was amended on January 1, 2022, increasing his yearly salary to $300,000. Additionally, Mr. Tenore was granted 700,000 RSUs, of which 500,000 have been exercised and 333,333 employee stock options.
(4)    Mr. Bressman was the Managing Director and Assistant to the CEO and Chairman of the Board since March 2015. Under the terms of his Separation Agreement described below, his Consultant Agreement with SAB Management LLC terminated without cause effectively immediately prior to the listing of the Company’s securities on the Nasdaq Capital Market.
(5)    Mr. Machinist was elected Chief Executive Officer in March 2018. On January 1, 2021, he was awarded 500,000 warrants exercisable at $0.75 per share for six (6) years as executive compensation in fiscal 2020 and 2021, which had been forfeited by a former director. Mr. Machinist resigned from the Company on May 19, 2022.
(6)    Mr. Pappalardo was elected President of Troika Design Group Inc., the Company’s wholly owned subsidiary, on June 12, 2017. Mr. Pappalardo resigned from the Company on April 15, 2022.
(7)    Mr. Dundas has been the CEO of Mission Media Limited since September 2017. Mr. Dundas' consultancy with the Company's former Mission affiliate terminated on August 1, 2022.

Employment Agreements

Employment Agreement with Sadiq (“Sid”) Toama

The Company has entered into an Executive Employment Agreement (“EEA”) made effective as of March 21, 2022, with Sadiq (“Sid”) Toama to be the President of the Company. He was elected Chief Executive Officer on May 19, 2022. His duties shall be consistent with his experience and position as shall be assigned to him from time to time by the Company’s Board of Directors. The EEA is for an initial term of five (5) years, with automatic renewals for one (1) year unless either party terminates on at least ninety (90) days’ prior written notice before the end of a term.

Mr. Toama’s annual base salary is $500,000 subject to bonus increases at least annually upon mutually agreed-to performance milestones, as well as discretionary bonuses. Mr. Toama received restricted stock units (“RSUs”) for 2,500,000 shares, vesting one-third on the first anniversary date of the EEA and two-thirds in two (2) equal installments on the second and third anniversary dates of the EEA. Mr. Toama shall participate, to the extent eligible, in all employee benefits. He also receives an auto allowance of $1,000 per month and life insurance benefits of $9,135 per year.

Mr. Toama is entitled to twelve (12) months then-current base salary as severance, plus pro rata bonuses, as well as immediate vesting of options and stock grants if he is terminated other than for Cause (as defined) or by the Company for Good Reason (as defined). Upon death or disability, all options or shares that would have vested during the twenty-four (24) months following death or disability shall immediately vest. Upon a Change of Control (as defined), all of Mr. Toama’s then-unvested Shares or options shall immediately vest, all performance bonuses (both current and future) shall be immediately due and payable, and after a Change of Control, if Mr. Toama terminates his employment with the Company, he shall also receive twelve (12) months of severance pay. In the event that any payment constitutes an amount payable under a non-qualified deferred compensation plan following a separation from service, such payment shall not be paid within six (6) months following his separation from service.

Provided the Company is paying Mr. Toama, for one (1) year from his termination date, he cannot: (i) compete, directly or indirectly, anywhere in the U.S. as an employee, consultant or director or have any financial interest in a competitive business; or (ii) hire, solicit for services, encourage the resignation of any employee or consultant (devoting more than 70% of consultant’s time) to a consulting business.

Employment Agreement with Erica Naidrich

The Company entered into an EEA with Erica Naidrich as Chief Financial Officer dated May 23, 2022 (“Agreement”). The Agreement is for three (3) years with automatic renewals for additional one (1) year periods unless terminated by either party upon sixty (60) days prior written notice. Ms. Naidrich has an annual base salary of $400,000. She received a one-time signing bonus of $100,000 on August 31, 2022. She is also eligible for discretionary bonuses as determined by the Compensation Committee and a yearly bonus of thirty (30%) percent of her base salary subject to meeting the objectives set forth by the Chief Executive Officer, President, and the Audit Committee of the Company’s Board of Directors and continued employment at the time payment is due. Ms. Naidrich will be granted 200,000 five (5) year Restricted Stock Units vesting over three (3) years and will be eligible to participate fully in any other long-term equity incentive programs. The Agreement provides that during the term of employment and for three (3) months after termination, Ms. Naidrich shall not compete with the Company nor solicit employees of the Company. There was no material prior relationship between the Company and Ms. Naidrich. She also receives an auto allowance of $1,000 per month.

Employment Agreement with Thomas Marianacci

The Company has entered into an EEA made effective as of March 21, 2022, with Thomas Marianacci to be the Chief Executive Officer of Converge and its affiliates, Converge Direct Interactive, LLC, Converge Marketing Services, LLC, and Lacuna Ventures, LLC (collectively, “Converge”). His duties shall be consistent with his experience, expertise, and position, as shall be assigned to him from time to time by the Company’s Chief Executive Officer and the Board of Directors. The EEA is for an initial term of three (3) years, with automatic renewals for one (1) year unless either party terminates on at least ninety (90) days’ prior written notice before the end of a term.

Mr. Marianacci’s base salary shall be $350,000 subject to bonus increases at least annually upon mutually agreed-to performance milestones, as well as discretionary bonuses. Mr. Marianacci shall receive restricted stock units for 1,000,000 shares, vesting one-third on the first anniversary date of the EEA and two-thirds in two equal installments on the second and third anniversary dates of the EEA. Mr. Marianacci shall participate, to the extent eligible, in all employee benefits. He will also receive a auto allowance of $1,000 per month and life insurance benefits of $8,285 per year.

Mr. Marianacci is entitled to twelve (12) months then-current base salary as severance, plus pro rata bonuses, as well as immediate vesting of options and stock grants if he is terminated other than for Cause (as defined) or by the Company for Good Reason (as defined). Upon death or disability, all options or shares that would have vested during the twenty-four (24 months following death or disability shall immediately vest. Upon a Change of Control (as defined), all of Mr. Marianacci’s then-unvested Shares or options shall immediately vest, all performance bonuses (both current and future) shall be immediately due and payable, and after a Change of Control, if Mr. Marianacci terminates his employment with the Company, he shall also receive twelve (12) months of severance pay. In the event that any payment constitutes an amount payable under a non-qualified deferred compensation plan following a separation from service, such payment shall not be paid within six (6) months following his separation from service.
(70%) percent of consultant’s time) to a consulting business.

Employment Agreement with Robert Machinist
On May 1, 2018, the Company entered into an EEA with Robert Machinist, as Chief Executive Officer of the Company. The Agreement is for two (2) years with automatic renewals for additional one (1) year periods unless terminated by either party upon ninety (90) days prior written notice. Mr. Machinist was compensated at an annual base salary of $210,000. Effective April 1, 2021, Mr. Machinist’s annual base salary increased to $300,000. He was eligible for discretionary bonuses as determined by the Compensation Committee. Mr. Machinist was granted 333,333 warrants, vesting quarterly over two (2) years. The termination provisions are substantially the same as those for Mr. Broderick below, except that upon termination for a reason other than cause, Mr. Machinist will be entitled to severance payments equal to twelve (12) months’ salary and $90,000 for the maintenance of an administrative assistant paid over twelve (12) months. Following the listing of the Company’s securities on the Nasdaq Capital Market, Mr. Machinist was awarded a bonus of $100,000 by the Company’s Board of Directors. Mr. Machinist resigned from the Company on May 19, 2022.
Employment Agreement with Christopher Broderick
The Company entered into an Amended and Restated EEA (dated February 15, 2017) with Christopher J. Broderick as of June 1, 2017, which was amended on June 12, 2017, and June 5, 2018, to be its Chief Operating Officer and oversee the day-to-day operations and technical support organizations of the Company. The Agreement was for five (5) years with yearly automatic two (2) year extensions unless either party gives a non-renewal notice not less than ninety (90) days prior to the relevant anniversary of the commencement date. Mr. Broderick was compensated at a base salary of $350,000 per year and was eligible for an annual discretionary bonus to be set by the Compensation Committee of the Board of Directors. Mr. Broderick would receive $37,500 in the event he assisted in closing one or more corporate acquisitions each in the excess of $10,000,000. Mr. Broderick was granted options to purchase 800,000 shares of Common Stock, exercisable fifty (50%) percent on July 1, 2018 and fifty (50%) percent vesting on July 1, 2019, provided the closing price of the Company’s Common Stock is at least $0.45 per share at the time of vesting. His agreement provided for full participation in Company benefits plus an auto allowance of $1,000 per month.
Upon death or disability, Mr. Broderick, or his estate, shall receive all accrued compensation and any prorated bonus, and any equity that would have vested during the twenty-four (24) month period beginning on the date of death or disability shall immediately vest. If Mr. Broderick is terminated for Cause (as defined), or resigns without Good Reason (as defined), he shall receive accrued compensation and any vested equity. If he is terminated other than for Cause or he terminates for Good Reason, Mr. Broderick will receive accrued compensation, prorated bonus, payment for COBRA, twelve (12) months’ severance of his then annual base salary, and reasonable outplacement services.
Upon a Change of Control (as defined), all of Mr. Broderick s non-vested equity shall immediately vest in full and, if he then terminates employment for Good Reason, he shall be entitled to one-year s severance of his annual base salary. Mr. Broderick is subject to a three (3) month non-compete and non-solicitation provision from termination of his employment anywhere in the United States. He is also covered under the Company's directors and officers liability insurance for up to one (1) year from termination of employment. On January 1, 2022, Mr. Broderick’s contract was amended to increase his yearly salary to $400,000. Mr. Broderick resigned from the Company on June 8, 2022.
Employment Agreement with Daniel Pappalardo
On June 9, 2017, Troika Design Group, Inc., the Company’s wholly-owned subsidiary, entered into an EEA with Daniel Pappalardo, as its President. The Agreement was for five (5) years with yearly automatic two (2) year extensions unless either party gives a non-renewal notice not less than ninety (90) days prior to the relevant anniversary date thereafter. Mr. Pappalardo was being compensated at an annual base salary of $347,287.92. He is eligible for a bonus under a Performance

Bonus Plan to be implemented by the Company; a cash bonus based upon a profit-sharing plan, and a discretionary bonus determined by the Compensation Committee. Mr. Pappalardo was granted options to purchase 500,000 shares of Common Stock with fifty (50%) percent vesting on July 1, 2018, and fifty (50%) percent vesting on July 1, 2019. These options shall be fully vested and exercisable if he is terminated without Cause (as defined), by him for Good Reason (as defined) or as a result of death or disability. Mr. Pappalardo is entitled to all employee benefits plus a $1,000 per month auto allowance. The termination provisions are substantially the same as those above for Mr. Broderick, except: (a) Mr. Pappalardo shall participate in the Performance Bonus Plan until it expires and is entitled to reasonable outplacement services if he is terminated other than for Cause (as defined) or he terminates with Good Reason (as defined); and (b) his non-compete and non-solicitation period is for one (1) year in consideration of his sale of the business of the Company.

Mr. Pappalardo resigned from the Company on April 15, 2022. Pursuant to his employment agreement, the Company will pay Mr. Pappalardo a severance payment equal to one (1) year of his current base salary of $347,287.92 in semi-annual installments unless he chooses to continue to be paid bi-monthly. All other terms of his contract will be honored. Additionally, as of June 30, 2022, the Company owes the founder and CEO of Troika Design Group, Inc. Dan Pappalardo, former director of the Company and former President of Troika Design Group, Inc. $100,000. The loan is due and payable on demand and accrues interest at 10.0% per annum.
Employment Agreement with Michael Tenore
The Company entered into an Amended and Restated EEA as of October 21, 2016, with Michael Tenore as General Counsel of the Company. The Term under the agreement was until December 31, 2019; however, on the second and subsequent anniversary dates of the agreement, the term was automatically extended for one (1) year unless either party gives a non-renewal notice not less than ninety (90) days prior to the anniversary date. Mr. Tenore was compensated at an annual base salary of $200,000. Effective January 1, 2022, Mr. Tenore’s annual base salary increased to $300,000, and he is eligible for an annual discretionary bonus to be set by the Compensation Committee of the Board of Directors.
Upon death or disability, Mr. Tenore or his estate, shall receive all accrued compensation and any prorated bonus, and any equity that would have vested during the twelve (12) month period beginning on the date of death or disability shall immediately vest. If Mr. Tenore is terminated for Cause (as defined) or resigns without Good Reason (as defined), Mr. Tenore will receive accrued compensation and any vested equity. If he is terminated other than for Cause or he terminates for Good Reason (as defined), Mr. Tenore will receive accrued compensation, prorated bonus, payment for COBRA, twelve (12) months’ severance and reasonable outplacement services.
Upon a Change of Control, all of Mr. Tenore’s non-equity shall immediately vest in full and, if he terminates employment for Good Reason, he shall be entitled to one (1) year’s severance of his annual base salary. Mr. Tenore is subject to a six (6) month non-compete and non-solicitation provision from termination of employment anywhere in the United States. He is also covered under the Company’s directors’ and officers’ liability insurance. Mr. Tenore will receive a $37,500 bonus in the event he assists in closing one or more corporate acquisitions each in the amount in excess of $10,000,000.
Employment Agreement with Kyle Hill
On May 21, 2021, the Company’s wholly-owned Troika IO (f/k/a Redeeem Acquisitions Corp.) entered into a three (3) year employment agreement with Mr. Hill to serve as Redeeem’s President and as Head of Digital Assets of the Company. The employment agreement provides for an annual salary of $300,000 and a discretionary bonus for the term, subject to one (1) year extensions unless earlier terminated. On June 7, 2022, Mr. Hill resigned from the Company.

Separation Agreement with Christopher Broderick

On June 8, 2022, Christopher J. Broderick, Chief Operating Officer and former Chief Financial Officer of Troika Media Group, Inc. (the “Company”), entered into a Separation Agreement and resigned effective June 10, 2022, for personal reasons unrelated to the management or operations of the Company. He had maintained his position with the Company since 2017. His departure follows the Company’s recent acquisition of Converge Direct. As part of his employment agreement, Mr. Broderick was entitled to severance and certain other benefits which were incorporated into a severance agreement. The severance agreement provided for a severance equal to one (1) year at his current salary which will be paid in two (2) equal installments payable on June 30, 2022, and September 30, 2022. All options or restricted stock units (“RSUs”) held by Mr. Broderick shall no longer be subject to continued employment with the Company. The Company and Mr. Broderick exchanged mutual releases and waivers of claims against each other.

Separation and Waiver and Release Agreement with Kyle Hill

On June 7, 2022, Kyle Hill, President of Troika IO, entered into a Separation and Waiver and Release Agreement with the Company and tendered his resignation to the Company for personal reasons unrelated to the management or operations of the Company. As part of Mr. Hill’s severance agreement, he was afforded nine (9) months of severance at his current salary which shall end on March 15, 2023. Mr. Hill also agreed to return 1,231,967 shares of common stock provided to him as part of the purchase price for Redeeem, LLC. Such shares were provided to him at a price of $2.67 per share, or approximately $3,289,351, as provided in the Redeeem, LLC transaction documents. Mr. Hill remains subject to any lock-up agreements associated with his retained equity. The Company and Mr. Hill exchanged mutual releases and waivers of claims against each other.

Separation Agreement with Robert Machinist

On May 19, 2022, Robert Machinist resigned as Chief Executive Officer of the Company and all employment by the Company’s subsidiaries for personal reasons unrelated to the management or operations of the Company. He will remain a director and Chairman of the Board of the Company. Pursuant to his Employment Agreement, Mr. Machinist will be paid one (1) year of severance at his current base salary of $550,000 paid over the next year.
Pension Benefits
Each of Troika Design Group and Mission Media has a 401(k) benefit plan.
Non qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Director Compensation
Our non-employee directors who have been granted warrants or options for their services during the last fiscal year ended June 30, 2022, described in the following table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel Jankowski	$—	$—	$—	$—	$—
Thomas Ochocki	$—	$—	$—	$—	$—
Sabrina Yang	$7,500	$37,000	$—	$—	$44,500
Wendy Parker	$15,000	$37,000	$—	$—	$52,000
Jeff Kurtz	$—	$186,000	$—	$—	$186,000
John Belniak	$—	$37,000	$—	$—	$37,000
Martin Pompadur	$7,500	$15,000	$—	$—	$22,500
Limitation of Officers’ and Directors’ Liability and Indemnification
Our Articles of Incorporation limits the liability of our directors and provides that our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for: (i) breach of a director’s duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (iii) the unlawful payment of a dividend or an unlawful stock purchase or redemption, and (iv) any transaction from which a director derives an improper personal benefit. Our Articles of Incorporation also provides that we shall indemnify our directors to the fullest extent permitted under the Nevada Revised Statutes. In addition, our Bylaws provide that we shall indemnify our directors to the fullest extent authorized under the laws of the State of Nevada. Our Bylaws also provide that our Board of Directors shall have the power to indemnify any other person that is a party to an action, suit, or proceeding by reason of the fact that the person is an officer or employee of our company.
Under Section 78.7502 of the Nevada Revised Statutes, we have the power to indemnify our directors, officers, employees, or agents who are parties or threatened to be made parties to any threatened, pending, or completed civil, criminal, administrative, or investigative action, suit, or proceeding (other than an action by or in the right of the Company) arising from that person’s role as our director, officer, employee, or agent against expenses, including attorney’s fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit, or proceeding if the person (a) acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the person’s conduct was unlawful, and (b) is not liable pursuant to Nevada Revised Statutes Section 78.138, and performed his powers in good faith and with a view to the interests of the Corporation.
Under the Nevada Revised Statutes, we have the power to indemnify our directors, officers, employees, and agents who are parties or threatened to be made parties to any threatened, pending, or completed action or suit by or in the right of the Company to procure a judgment in our favor arising from that person’s role as our director, officer, employee, or agent against expenses (including attorneys’ fees) actually and reasonably incurred by the person in connection with the defense or settlement of such action or suit if the person (a) acted in good faith and in a manner the person reasonably believed to be in or not opposed to our best interests and (b) is not liable pursuant to Section 73.138 of the Nevada Revised Statutes.
These limitations of liability, indemnification, and expense advancements may discourage a stockholder from bringing a lawsuit against directors for breach of their fiduciary duties. The provisions may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if settlement and damage awards against directors and officers pursuant to these limitations of liability and
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer, or controlling person in a successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.
Insurance: The Registrant maintains directors and officer’s liability insurance, which covers directors and officers of the Registrant against certain claims or liabilities arising out of the performance of their duties.
Compensation Committee Interlocks and Insider Participants. Jeff Kurtz and Martin Pompadur, independent directors, served as members of the Compensation Committee during the fiscal year ended June 30, 2022. Neither had any interlocking relationship and there was no inside participation.
Compensation Committee Report. The Compensation Committee consisting of Jeff Kurtz and Martin Pompadur has reviewed and discussed the Compensation Discussion and Analysis with Management. Based on the Compensation Committee’s review and discussions of this item, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table sets forth certain information as of September 23, 2022, with respect to the beneficial ownership of the Company's Common Stock by (i) each person that beneficially holds more than 5% of the outstanding shares of the Company based solely on the Company's review of SEC filings, (ii) each director of the Company, and (iii) each Named

Executive Officer ("NEO") of the Company. The following table reflects the beneficial ownership of our common stock by the following persons:

	Shares of Common Stock (1)
Names of Beneficial Owners	Number	%
Peter Coates	10,591,710	16.5%
Thomas Marianacci (2)	7,020,000	10.9%
Thomas Ochocki (3)	4,318,334	6.7%
Robert B. Machinist (4)	3,166,667	4.9%
Kyle Hill (5)	2,771,926	4.3%
Daniel Pappalardo (6)	2,071,267	3.2%
Sadiq (Sid) Toama (7)	1,970,000	3.1%
Christopher Broderick (8)	1,800,000	2.8%
Michael Tenore (9)	1,033,333	1.6%
Jeff Kurtz (10)	633,334	1.0%
Kevin Dundas (11)	391,667	*
Daniel Jankowski (12)	366,666	*
Martin Pompadur (13)	70,000	*
____________
*Less than 1% of the issued and outstanding shares of common stock.
(1)Based on 64,209,616 shares of common stock issued and outstanding as of September 23, 2022.
(2)Of these shares, ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement and the Converge Acquisition. Does not include 1,000,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025.
(3)These shares include 1,475,000 shares of common stock held by Mr. Ochocki and 575,000 held by Union Investment Management and 1,193,334 held by Union Eight, affiliates of Mr. Ochocki. Also includes 1,075,000 warrants held by Mr. Ochocki.
(4)Includes: (i) warrants to purchase 166,667 shares of Common Stock exercisable at $0.75 per share and vested in three (3) equal installments over a three (3) year period from the date of grant on August 1, 2017. On May 1, 2018, in connection with his appointment as Chief Executive Officer of the Company, Robert Machinist was awarded warrants to purchase 166,667 shares of Common Stock immediately exercisable at $0.75 per share for five (5) years as executive compensation in each of fiscal 2018 and 2019. On January 1, 2021, Mr. Machinist was awarded 500,000 warrants exercisable at $0.75 per share for five (5) years as executive compensation for fiscal 2020 and 2021, which had been forfeited by a former director; and (ii) 1,500,000 shares were issued upon conversion of RSUs.
(5)Pursuant to the terms of a lock-up agreement dated May 21, 2021, and the Separation Agreement dated June 7, 2022, 1,231,967 of these shares are subject to vesting on the following schedule: one-third on May 21, 2022; one-third on May 21, 2023; and one-third on May 21, 2024.
(6)Of these shares, 500,000 are issuable upon exercise of options granted to Mr. Pappalardo on June 12, 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018, and the remaining one-half (50%) vested on July 1, 2019. 200,000 RSUs awarded by the Company on January 10, 2022, and 1,371,267 shares of Common Stock received in connection with the June 2017 Troika Merger.
(7)Of these shares ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement under the Converge Acquisition. Does not include 2,500,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025.
(8)Of these shares, (i) 800,000 are issuable upon exercise of options granted to Mr. Broderick on June 12, 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018, and the remaining one-half (50%) vested on July 1, 2019; (ii) 200,000 RSUs are vested but unexercised; and (iii) 800,000 were issued upon conversion of RSUs.
(9)Of these shares, (i) 333,333 are issuable upon exercise of options granted to Mr. Tenore in October 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018, and the remaining one-half (50%) vested on July 1, 2019; (ii) 200,000 RSUs are vested and unexercised; and (iii) 500,000 were issued upon conversion of RSUs.
(10)Of these shares: (i) 66,667 are issuable upon exercise of 66,667 warrants issued to Mr. Jeff Kurtz on June 16, 2017, upon his election to the Board of Directors. These warrants are exercisable at $0.75 per share and vested in equal installments over a two (2) year period from the date of grant. On May 1, 2018, Mr. Kurtz was issued 200,000 five (5) year warrants exercisable at $0.75 per share commencing on May 1, 2019. Mr. Kurtz was issued 66,667 warrants exercisable at $0.75 per share to bring his total allotment to 333,333 warrants, in line with other Board members. Mr. Kurtz was awarded 150,000 five (5) year warrants at an exercise price of $1.24 per share on

October 12, 2021, as a final installment to bring his compensation in line with other senior Board members; and (ii) 150,000 shares were issued upon conversion of the RSUs.
(11)Includes: (i) 266,667 warrants issued on March 14, 2019, exercisable at a price of $1.50 per share in consideration for his services. Fifty (50%) percent of the warrants vested on December 31, 2019, and the remainder vested upon the April 2021 uplisting of the Company’s securities, and (ii) 200,000 shares issuable upon conversion of RSUs vesting 125,000 shares on April 30, 2022, shares.
(12)Mr. Jankowski served on the Board of Directors representing Union Investment Management, but his holdings do not include Union Investment Management shares described in Ochocki Footnote 3 above. Includes: (i) 33,333 shares of Common Stock issuable upon exercise of warrants issued for consulting services rendered by Dovetail Trading Ltd. and Union Investment Management and Union Eight Ltd., each of which Mr. Jankowski is a principal; and 66,667 shares of Common Stock issuable upon exercise of warrants issued as a Member of the Board of Directors.
(13)Mr. Pompadur was granted 20,000 warrants to purchase common stock of the Company which vested nine (9) months from the date of issuance upon his joining the Board, exercisable for five (5) years at $0.75 per share; and 50,000 shares were issued upon conversion of RSUs.
Item 13. Certain Relationships and Related Person Transactions and Director Independence.
The following is a description of the transactions we have engaged in during the year ended June 30, 2022 with our directors, executive officers and beneficial owners of more than five percent of our voting securities and their affiliates.
See “Executive Compensation” for the terms and conditions of employment agreements and senior management consulting agreements and options and warrants issued to officers, directors, consultants, and senior management of the Company.

Converge Direct, LLC Acquisition

Certain terms of the Converge Acquisition resulted in amounts remaining to be paid to the Converge Sellers. At the time of the Acquisition the Company owed to Converge Sellers (i) an approximate $4.34 million payment under the terms of the Membership Interest Purchase Agreement dated as of November 22, 2021 (“MIPA”) on account of excess working capital retained by the Company and (ii) a $5.0 million payment pursuant to a side letter agreement, dated as of March 9, 2022 (the “Side Letter”), by the Borrower and Converge Direct, LLC which specified that $5.0 million of the purchase price will be retained by the Company for working capital and be repaid 12 months from the Acquisition date.

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc, ("TMH or Seller"), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Union Ventures Limited (“UVL”), a company organized under the 2006 Companies Act in the United Kingdom (“Buyer”). UVL is a company owned by Union Investments Management Limited which is shareholder and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. Per the agreement, the Buyer shall purchase from Sellers, all of Sellers' right, title, and interest in and to Sellers' respective Mission UK Shares, including any and all liabilities and assets on an as is basis (the "Mission UK Shares") in Mission-Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales ("Mission UK"). As consideration for all the Mission UK Shares, Buyer shall pay Sellers an aggregate purchase price, not to exceed $1,000 USD (the "Aggregate Purchase Price").
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
•our executive officers;
•our directors;
•the beneficial owners of more than five (5%) percent of our securities;
•the immediate family members of any of the foregoing persons; and
•any other persons whom our Board determines may be considered related persons.
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
Item 14. Principal Accountant Fees and Services.
The following table presents: estimated fees for professional audit services rendered by RBSM LLP for the audit of our annual financial statements and for other services for the fiscal years ended June 30, 2022 and 2021,

Financial Statements for the Year Ended	Audit Fees	Audit related fees	Tax Fees	Other Fees
June 30, 2022	$770,000	$117,500	$—	$—
June 30, 2021	$360,000	$—	$—	150,000
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
Audit Fees for the fiscal years ended June 30, 2022 and 2021, were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.
As the Company has a formal audit committee, the services described above were approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company has a formal audit committee, the Company has audit committee pre-approval policies and procedures.
PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
Page No.
The financial statements as indicated in the table of contents on page	F-1
Exhibits	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Troika Media Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Troika Media Group, Inc. and Subsidiaries (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Business Combination of Converge Direct, LLC and Affiliates —Refer to Note 3 and Note 9 to the financial statements

Description of the Matter:

As described in Note 3 to the consolidated financial statements, the Company completed an acquisition of Converge Direct, LLC and affiliates for net consideration of $114.9 million in the year ended June 30, 2022. The Company accounted for this acquisition as a business combination. This included cash paid of $95.0 million, an obligation to pay an additional $5.0 million after June 30, 2023 that was discounted to $4.7 million and the issuance of 12.5 million shares of common stock valued at $14.9 million. The Company assumed an operating lease that had an unfavorable lease terms valued as a reduction of the right of use asset by $2.0 million.

The fair values of identified intangible assets consisted of technology of $10.4 million, tradenames of $7.1 million and customer relationships of $53.65 million. Goodwill, which represents the excess of the consideration paid over the fair value of the net tangible assets and intangible assets acquired, of $45.6 million was also recorded. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the acquired business. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, discount rates, tax amortization benefit factor, and other intangible specific assumptions. For customer relationships these included the customer survival factor, the gross margin, and customary asset charges. For technology these included obsolescence factors and technology royalty rate. For trade names this included trade name royalty rate. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets as a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How we addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:
a.Reading the underlying agreements and testing management’s application of the relevant accounting guidance
b.Inquiry of management regarding the development of the assumptions used in the valuation of the intangible assets.
c.Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income and expense projections.
d.Reviewed the credentials and evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.
e.Obtained an understanding of the nature of the work the Company’s specialist performed, including the objectives and scope of the specialist’s work; the methods or assumptions used; and a comparison of the methods or assumptions used with industry standards and historical data.
f.Identified and evaluated assumptions developed by the specialist considering assumptions generally used in the specialist’s field; supporting evidence provided by the specialist; existing market data; historical or recent experience and changes in conditions and events affecting the Company.
g.Evaluated the Company’s estimates of future revenue projections by completing a retrospective comparison to historical revenue and support for revenue growth rates. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the projected cash flows and valuations.
h.RBSM, LLP utilized professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.
Las Vegas, Nevada
September 28, 2022 PCAOB ID Number 587

Troika Media Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$32,673,801	$12,066,000
Accounts receivable, net	9,421,497	1,327,000
Prepaid expenses and other current assets	1,289,183	671,000
Contract assets	23,586,036	—
Total current assets	66,970,517	14,064,000
Other assets	2,124,832	626,000
Property and equipment, net	589,205	343,000
Right-of-use lease assets	8,965,426	6,887,000
Amortizable intangible assets, net	70,306,005	2,603,000
Goodwill	55,349,535	19,368,000
Total assets	$204,305,520	$43,891,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,298,068	$2,362,000
Accrued and other current liabilities	28,649,548	6,001,000
Acquisition liabilities	9,108,504	—
Current portion of long-term debt, net of deferred financing costs	1,538,220	—
Convertible notes payable	50,000	50,000
Note payable - related party, current	100,000	200,000
Net related party payables, current	—	41,000
Contract liabilities	11,321,159	5,973,000
Operating lease liabilities, current	2,682,457	3,344,000
Taxes payable, net	689,882	62,000
Derivative liabilities- financing warrants	30,215,221	13,000
Stimulus loan program, current	—	22,000
Contingent liability	3,615,000	—
Total current liabilities	103,268,059	18,068,000
Long-term liabilities:
Long-term debt, net of deferred financing costs	65,581,203	—
Operating lease liabilities, non-current	8,994,073	5,835,000
Preferred stock liability	15,996,537	—
Stimulus loan program, non-current	—	547,000
Other liabilities	74,909	703,000
Total liabilities	193,914,781	25,153,000
Commitment and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, 0 and 720,000 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	—	7,000
Series B Convertible Preferred Stock ($0.01 par value: 3,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	—	—
Series C Convertible Preferred Stock ($0.01 par value: 1,200,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	—	—
Series D Convertible Preferred Stock ($0.01 par value: 2,500,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	—	—
Series E Convertible Preferred Stock ($0.01 par value: 500,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022)	8,000	—
Common stock, ($0.001 par value: 300,000,000 shares authorized, 64,209,616 and 39,496,588 shares issued and outstanding as of June 30, 2022 and 2021, respectively)	43,660	40,000
Additional paid-in-capital	236,876,523	204,788,000
Stock payable	—	1,210,000
Accumulated deficit	(225,582,006)	(186,889,000)
Accumulated Other comprehensive loss	(955,438)	(418,000)
Total stockholders’ equity	10,390,739	18,738,000
Total liabilities and stockholders’ equity	$204,305,520	$43,891,000

The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended June 30,
	2022	2021

Revenues, net	$116,409,703	$16,192,000
Cost of revenues	88,127,498	7,504,000
Gross margin	28,282,205	8,688,000
Operating expenses:
Selling, general and administrative expenses	45,271,857	25,372,000
Depreciation and amortization	3,097,780	2,299,000
Restructuring and other related charges	5,590,932	—
Impairment and other losses (gains), net	7,708,677	(3,142,000)
Total operating expenses	61,669,246	24,529,000
Operating loss	(33,387,041)	(15,841,000)
Other (expense) income:
Amortization expense of note payable discount	—	(409,000)
Loss contingency on equity issuance	(3,615,000)	—
Interest expense	(2,943,367)	(7,000)
Foreign exchange loss	(30,215)	(48,000)
Gain on change in fair value of derivative liabilities	638,622	72,000
Other income, net	679,920	452,000
Total other (expense) income	(5,270,040)	60,000
Loss from operations before income taxes	(38,657,081)	(15,781,000)
Income tax expense	(35,925)	(216,000)
Net loss	$(38,693,006)	$(15,997,000)
Foreign currency translation adjustment	(537,438)	(671,000)
Comprehensive loss	$(39,230,444)	$(16,668,000)

Loss per share:
Basic	$(0.79)	$(1.03)
Diluted	$(0.67)	$—

Weighted-average number of common shares outstanding:
Basic	49,225,698	15,544,032
Diluted	57,604,077	15,544,032
The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock - Series A	Preferred Stock - Series B	Preferred Stock - Series C	Preferred Stock - Series D	Preferred Stock - Series E	Common Stock	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Equity
	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.001 Par Value
	Amount	Amount	Amount	Amount	Capital	Amount
BALANCE — June 30, 2020	$7,000	$25,000	$9,000	$20,000	$—	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Net loss	—	—	—	—	—	—	—	—	(15,997,000)	—	(15,997,000)
Sale of common stock in initial public offering, gross	—	—	—	—	—	6,000	23,994,000	—	—	—	24,000,000
Offering costs relating to initial public offering	—	—	—	—	—	—	(3,298,000)	—	—	—	(3,298,000)
Record stock payable relating to Redeeem acquisition	—	—	—	—	—	—	—	1,210,000	—	—	1,210,000
Record vested portion of deferred compensation relating to Redeeem	—	—	—	—	—	—	362,000	—	—	—	362,000
Conversion of preferred stock – series B upon up-listing	—	(25,000)	—	—	—	1,000	24,000	—	—	—	—
Conversion of preferred stock – series C upon up-listing	—	—	(9,000)	—	—	12,000	147,000	—	—	—	150,000
Conversion of preferred stock – series D upon up-listing	—	—	—	(20,000)	—	5,000	15,000	—	—	—	—
Cashless issuance of common stock related to the exercise of options	—	—	—	—	—	—	—	—	—	—	—
Cashless issuance of common stock related to the exercise of warrants	—	—	—	—	—	—	—	—	—	—	—
Cashless issuance of common stock related to convertible notes payables	—	—	—	—	—	1,000	1,749,000	—	—	—	1,750,000
Stock-based compensation on options	—	—	—	—	—	—	881,000	—	—	—	881,000
Stock-based compensation on warrants	—	—	—	—	—	—	3,176,000	—	—	—	3,176,000
Beneficial conversion features on convertible promissory notes	—	—	—	—	—	—	144,000	—	—	—	144,000
Retirement of common stock	—	—	—	—	—	(3,000)	3,000	—	—	—	—
Issuance of common stock related to stock payable	—	—	—	—	—	2,000	1,298,000	(1,300,000)	—	—	—
Warrants granted for convertible promissory notes	—	—	—	—	—	—	12,000	—	—	—	12,000
Imputed interest on convertible note payable	—	—	—	—	—	—	19,000	—	—	—	19,000
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(671,000)	(671,000)
BALANCE — June 30, 2021	7,000	—	—	—	—	40,000	204,788,000	1,210,000	(186,889,000)	(418,000)	18,738,000
Net loss	—	—	—	—	—	—	—	—	(38,693,006)	—	(38,693,006)
Issuance of common stock related to Redeeem acquisition	—	—	—	—	—	—	1,210,000	(1,210,000)	—	—	—
Issuance of common stock related to contractors for service	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock related to Converge Acquisition	—	—	—	—	—	—	14,875,000	—	—	—	14,875,000
Issuance of common stock to employee	—	—	—	—	—	—	104,000	—	—	—	104,000
Issuance of common stock to contractors	—	—	—	—	—	—	40,000	—	—	—	40,000
Equity issuance costs	—	—	—	—	—	—	—	—	—	—	—
Record vested portion of deferred compensation relating to Redeeem, net of forfeiture	—	—	—	—	—	3,660	3,011,389	—	—	—	3,015,049
Issuance of preferred stock for PIPE	—	—	—	—	8,000	—	(5,000)	—	—	—	3,000
Stock-based compensation	—	—	—	—	—	—	13,292,534	—	—	—	13,292,534
Redemption of preferred stock - Series A	(7,000)	—	—	—	—	—	(439,400)	—	—	—	(446,400)
Equity issuance costs	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	(537,438)	(537,438)
BALANCE — June 30, 2022	$—	$—	$—	$—	$8,000	$43,660	$236,876,523	$—	$(225,582,006)	$(955,438)	$10,390,739

The accompanying notes are an integral part of the consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,693,006)	$(15,997,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146,890	131,000
Amortization of intangibles	2,950,889	2,168,000
Amortization of right-of-use assets	783,752	1,112,000
Amortization of deferred financing costs	791,292	—
Impairment and other charges	7,708,677	(3,142,000)
Stock-based compensation	16,307,583	4,419,000
Common stock issuances	80,800
Warrants related to financing of convertible note payable	—	12,000
Imputed interest for note payable	—	19,000
Gain on change in fair value of derivative liabilities	(638,622)	(72,000)
Discount on derivative liability	—	85,000
Provision (reversal) for bad debt	(124,058)	(260,000)
Preferred shares converted to common stock	—	150,000
Beneficial conversion features on convertible promissory notes	—	144,000
Tax provision on income	—	216,000
Loss contingency on equity issuance	3,615,000	—
Change in operating assets and liabilities:
Accounts receivable	13,360,992	(226,000)
Prepaid expenses	(526,186)	(527,000)
Accounts payable and accrued expenses	8,622,568	1,246,000
Other assets	(24,234,556)	3,000
Operating lease liability	(3,123,381)	(919,000)
Due to related parties	828,249	41,000
Other long-term liabilities	(624,103)	477,000
Contract liabilities relating to revenue	5,663,946	2,376,000
Contract liabilities to government grant	—	1,706,000
Net cash used used in operating activities	(7,103,274)	(6,838,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Converge	(82,730,000)	—
Net cash paid for acquisition of Redeeem	—	(1,376,000)
Purchase of fixed assets	(163,824)	(158,000)
Net cash used in investing activities	(82,893,824)	(1,534,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan, net of debt issuance cost	69,717,960	—
Proceeds from the issuance of preferred stock, net of offering costs	44,405,000	—
Proceeds from initial public offering, net of offering costs	—	20,702,000
Proceeds from stimulus loan programs	—	569,000
Principal payments made for bank loan	(956,250)	—
Payments to note payable of related party	(100,000)	(2,479,000)
Payments made for the redemption of Series E preferred stock	(446,400)	—
Proceeds from convertible note payable	—	500,000
Payments to convertible note payable	—	(135,000)
Net cash provided by financing activities	112,620,310	19,157,000

Effect of exchange rate on cash	(2,015,411)	(425,000)

Net increase in cash, cash equivalents	$20,607,801	$10,360,000
CASH AND CASH EQUIVALENTS — beginning of year	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of year	$32,673,801	$12,066,000

Supplemental disclosure of cashflow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest expense	$1,998,958	$—
Noncash investing and financing activities:
Preferred shares converted into common stock upon uplisting	$—	$54,000
Shares to be issued for Converge acquisition	$14,875,000	$—
Shares to be issued for Redeeem acquisition	$—	$1,210,000
Issuance of common stock related to convertible note payable	$—	$1,750,000
Issuance of common stock related to stock payable	$—	$1,300,000
Right-of-use assets acquired through operating leases	$—	$2,642,000
The accompanying notes are an integral part of these consolidated financial statements.

TROIKA MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended June 30, 2022 and 2021
NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Description of Business

Troika Media Group, Inc. (“Company”, “our” or “we”) is a professional services company that architects and builds enterprise value in consumer facing brands to generate scalable performance driven revenue growth. The Company delivers a three solutions pillars that CREATE brands and experiences and CONNECT consumers through emerging technology products and ecosystems to deliver PERFORMANCE based measurable business outcomes.

On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary Converge Acquisition Corp executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") for an aggregate purchase price of $125.0 million valued at $114.9 million. The MIPA identifies the seller parties as the Converge Sellers. See Note 3 - Acquisitions for full discussion on the transaction.
Basis of Presentation

The Company reports on a fiscal year basis ending on June 30th. In these consolidated financial statements, the fiscal years ended June 30, 2022 and 2021, are referred to as “Fiscal Year 2022” and “Fiscal Year 2021,” respectively, and the fiscal year ending June 30, 2023, is referred to as “Fiscal Year 2023”.

The accompanying consolidated financial statements include the accounts of TMG, and its wholly-owned subsidiaries, Troika Design Group, Inc., Troika Services Inc., Troika Analytics Inc., Troika Productions, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media Holdings Limited (England and Wales), Mission Media USA, Inc. (New York), and Troika  IO, Inc. (f/k/a Redeeem Acquisition Corp) (California), Converge Direct, LLC (New York), Converge Marketing Services, LLC (to the extent of 40%) (New York), Converge Interactive, LLC (New York), and Lacuna Ventures, LLC (New York). All significant intercompany accounts and transactions have been eliminated in consolidation.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Impact of the COVID-19 Pandemic

The Company's operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken by governmental authorities. The Company received loans totaling $3.4 million in relief under the CARES Act in the form of Small Business Administration ("SBA") backed loans in SBA stimulus Payroll Protection Program ("PPP") funding. The Company received approximately $1.7 million in April 2020, of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believes we have substantially met these conditions. On August 14, 2020, the Company received an additional $500,000 in loans with 30-year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company used to address any cash shortfalls that resulted from the pandemic. In February 2021, the Company obtained additional relief under the CARES Act in the form of an SBA backed loan and received an additional $1.7 million in SBA stimulus PPP funds which was used for payroll, healthcare benefits, and other applicable operating expenses. The Company has met all conditions for the forgiveness of the funding and no amounts are due as of June 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Troika Media Group, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Combinations and Investments in Nonconsolidated Affiliates

The acquisition method of accounting for business combinations requires management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).

The Company’s investments in nonconsolidated affiliates are primarily accounted for using the equity method of accounting and are carried at cost, plus or minus the Company’s share of net earnings or losses of the investment, subject to certain other adjustments. The cost of equity method investments includes transaction costs of the acquisition. As required by GAAP, to the extent that there is a basis difference between the cost and the underlying equity in the net assets of an equity investment, the Company allocates such differences between tangible and intangible assets. The Company’s share of net earnings or losses of the investment, inclusive of amortization expense for intangible assets associated with the investment, is reflected in equity in earnings (loss) of nonconsolidated affiliates on the Company’s consolidated and combined statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the assessment of the collectability of accounts receivable and the determination of the allowance for doubtful accounts, valuation of warrants and options, goodwill, intangible assets, other long-lived assets, and tax accruals. In addition, estimates are used in revenue recognition, performance and share-based compensation, depreciation and amortization, litigation matters and other matters.Management believes its use of estimates in the financial statements to be reasonable.

Management evaluates its estimates on an ongoing basis using historical experience and other factors, including the general economic environment and actions it may take in the future. The Company adjusts such estimates when facts and circumstances dictate. However, these estimates may involve significant uncertainties and judgments and cannot be determined with precision. In addition, these estimates are based on management’s best judgment at a point in time and, as such, these estimates may ultimately differ from actual results. Changes in estimates resulting from weakness in the economic environment or other factors beyond the Company’s control could be material and would be reflected in the Company’s financial statements in future periods.
Revenue Recognition

The Company generates revenue principally from two material revenue streams; managed services and performance management.

The Company’s managed services are typically orientated around the management of a customer’s marketing, data and/or creative program. The Company’s deliverables relate to the planning, designing and activating of a solution program or set of work products. The Company executes this revenue stream by leveraging internal and external creative, technical or media-based resources, third party AdTech solutions, proprietary business intelligence systems, data delivery systems, and other key services required under the terms of a scope of work with a client. Revenue in certain cases is earned based on a percentage (%) of a customer’s total budget (or media spend) or retainer, which is recognized as a net revenue, while other revenue is recognized on a gross basis.

The Company’s Performance Services are typically orientated around the delivery of a predetermined event or outcome to a client. Typically, the revenue associated with the event (as agreed upon in a scope of work) is based on a click, lead, call, appointment, qualified event, case, sale, or other defined business metric. The Company engages in a myriad of consumer engagement tactics, ecosystems, and methods to generate and collect a consumer’s interest in a particular service or good.

The Company's revenue recognition policies that describe the nature, amount, timing, and uncertainty associated with each major revenue source from contracts with customers are described in Note 4.

Cost of Revenues

Cost of revenues primarily consists of necessary costs incurred to generate revenue. Examples include payment for advertising and marketing services engaged for on behalf of a client, direct labor incurred, and certain creative design and production related costs. These costs are typically expensed as incurred.
Advertising
Advertising costs are typically charged to expense when incurred. The Company may receive rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates are recorded as a reduction to the related advertising and marketing expense. Total advertising costs classified in selling, general, and administrative during the years ended June 30, 2022 and 2021, were approximately $199,000 and $0, respectively.
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
The Company has net operating losses for both their US and UK entities; however, a full valuation allowance was recorded due to uncertainties in realizing the deferred tax asset (Note 15 – Income Taxes).
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

Cash and Cash Equivalents

The Company considers the balance of its investment in funds that substantially hold highly liquid securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents. The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or is at fair value. Checks outstanding in excess of related book balances are included in accounts payable in the accompanying consolidated balance sheets. The Company presents the change in these book cash overdrafts as cash flows from operating activities.

Short-Term Investments

Short-term investments included investments that (i) had original maturities of greater than three months and (ii) the Company had the ability to convert into cash within one year. The Company classified its short-term investments at the time of purchase as “held-to-maturity” and re-evaluated its classification quarterly based on whether the Company had the intent and ability to hold until maturity. Short-term investments, which were recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated and combined statements of cash flows.

Accounts Receivable

Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. As of June 30, 2022 and 2021, the Company had $552,000 and $521,000, in allowance for doubtful accounts, respectively.
Property and Equipment and Other Long-Lived Assets

Property and equipment and other long-lived assets, including amortizable intangible assets, are stated at cost or acquisition date fair value, if acquired. Expenditures for new facilities or equipment, and expenditures that extend the useful lives of existing facilities or equipment, are capitalized and recorded at cost. The useful lives of the Company’s long-lived assets are based on estimates of the period over which the Company expects the assets to be of economic benefit to the Company. In estimating the useful lives, the Company considers factors such as, but not limited to, risk of obsolescence, anticipated use, plans of the Company, and applicable laws and permit requirements. Depreciation starts on the date when the asset is available for its intended use. Costs of maintenance and repairs are expensed as incurred.

Property and equipment are depreciated on a straight-line basis using the estimated lives indicated below (in years):

Estimated Useful Lives
Computer equipment	3
Website design	5
Office machine & equipment	5
Furniture & fixtures	7
Leasehold improvements	7
Tenant incentives	7

Intangible assets with finite lives are depreciated on a straight-line basis using the estimated lives indicated below (in years):

Estimated Useful Lives
Customer Relationships	10
Non-core customer relationships	8
Technology	5
Tradename	10
Workforce acquired	3
Impairment of long-lived-assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows. Intangible asset impairment charges recorded were $445,667 and $0 for the years ended June 30, 2022 and 2021, respectively.

The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired. For the years ended June 30, 2022 and 2021, a goodwill impairment charge of approximately $8.71 million and $0, respectively, was recorded as a result of the Company’s annual impairment assessment. The total impairment charge consisted of approximately $2.0 million for Redeeem and $6.7 million for MUK. See Note 9.
Leases

The Company’s leases primarily consist of corporate office space. The Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the lease term is assessed based on the date when the underlying asset is made available by the lessor for the Company’s use. The Company’s assessment of the lease term reflects the non-cancellable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain not to exercise, as well as periods covered by renewal options which the Company is reasonably certain to exercise. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

The Company determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated and combined statements of operations and statements of cash flows over the lease term.

For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheets at lease commencement reflecting the present value of the fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. In addition, the ROU asset is adjusted to reflect any above or below market lease terms under acquired lease contracts.

The Company includes fixed payment obligations related to non-lease components in the measurement of ROU assets and lease liabilities, as the Company has elected to account for lease and non-lease components together as a single lease component. ROU assets associated with finance leases are presented separate from ROU assets associated with operating leases and are included within Property and equipment, net on the Company’s consolidated balance sheets. For purposes of measuring the present value of the Company’s fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in the underlying leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow on a secured basis and incorporates the term and economic environment surrounding the associated lease.

For operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For finance leases, the initial ROU asset is depreciated on a straight-line basis over the lease term, along with recognition of interest expense associated with accretion of the lease liability, which is ultimately reduced by the related fixed payments. For leases with a term of 12 months or less (“short-term leases”), any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the consolidated balance sheets. Variable lease costs for both operating and finance leases, if any, are recognized as incurred and such costs are excluded from lease balances recorded on the consolidated balance sheets.

Fair Value Measurement

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as June 30, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.
Concentration of Credit Risk
Financial instruments that potentially may subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of June 30, 2022 and 2021, the Company had approximately $30.0 million and $10.1 million in cash that was uninsured, respectively.
For the fiscal years ending June 30, 2022 and 2021, six (6) customers accounted for 74.1% and 42.4% of our net revenues, respectively. As of June 30, 2022, and 2021, three (3) customers made up 75.9% and 44.2%, respectively, of the net receivable balance. The Company believes there is minimal risk; however, it will continue to monitor.
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
The relevant translation rates are as follows: for the year ended June 30, 2022, closing rate at $1.219050 US$: GBP, yearly average rate at $1.330358 US$: GBP, for the year ended June 30, 2021, closing rate at 1.382800 US$: GBP, yearly average rate at 1.346692 US$: GBP.
Comprehensive loss
Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the years ending June 30, 2022 and 2021, included net loss and unrealized gains (losses) from foreign currency translation adjustments.
Earnings per Share
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
The following are dilutive common stock equivalents as of June 30, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and net loss:

	2022	2021
Convertible preferred stock	381,333	48,000
Stock payables	—	588,354
Stock options	3,616,836	2,766,467
Stock warrants	6,771,223	7,248,702
Financing warrants	70,270,019	—
Restricted stock units	4,450,000	—
Total	85,489,411	10,651,523
Stimulus Funding

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On June 30, 2022, the Company had no deferred income liabilities. On June 30, 2021, the Company recorded deferred income liabilities of approximately $270,000 within contract liabilities and $569,000 within stimulus loans, respectively. For the fiscal years ending June 30, 2022 and 2021, the Company recognized approximately $0.3 million and $3.1 million in income from government grants, respectively.

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
Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for the Company beginning June 1, 2023. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company in fiscal year beginning on July 1, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3 – BUSINESS COMBINATIONS AND DISPOSITIONS
Redeeem, LLC

Redeeem Asset Purchase
On May 21, 2021 (“Closing Date”), the Company through its wholly owned subsidiary Redeeem Acquisition Corp executed an asset purchase agreement for the acquisition of all the assets and specific liabilities of Redeeem, LLC, a California limited liability company (“Redeeem”). The asset purchase agreement identifies the seller parties as Redeeem,

LLC and Kyle Hill. The purchase price consisted of an aggregate cash payment of $1.2 million , 452,929 shares of the Company’s common stock valued at $1.2 million at $2.6715 per share, and a cash payment of $166 thousand relating to specific liabilities. The Company accounted for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805).
In addition to the purchase price detailed above, the Company also agreed to provide 3,623,433 shares of the Company’s common stock valued at approximately $9.68 million at $2.6715 per share to Redeeem’s employees which will be vested over three (3) years. For the years ended June 30, 2022 and 2021, the Company recognized approximately $3.0 million and $0.4 million, respectively, in stock-based compensation relating to the vested portion of this deferred compensation. For further detail, please see Note 14 – Stockholders’ Equity.
Redeeem Disposition
During fourth quarter 2022, the Company wound down operations of Redeeem, LLC and on June 7, 2022, Mr. Kyle Hill, the seller of Redeeem, entered into a separation agreement with the Company (“Separation Agreement”). The terms of the Separation Agreement provided that the compensation for the Redeeem purchase would be modified and Hill would forfeit 1,231,967 of the 3,623,433 shares placed in escrow. The remaining escrow balance of 1,231,968 shares at June 7, 2022, would continue to be governed by the terms of the escrow agreement. As a result, the Company impaired the net value of the intangible assets and goodwill acquired with the purchase, totaling approximately $2.5 million as of June 30, 2022, as well as returned the 1.2 million shares forfeited by Mr. Hill to Treasury stock, valued at $3.0 million (based on share price of $2.6715 at June, 11, 2021).

Converge Acquisition

On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") and 40% of the equity of Converge Marketing Services, LLC an affiliated entity, for an aggregate purchase price of $125.0 million valued at $114.9 million. The MIPA identifies the seller parties as the Converge Sellers.

PURCHASE PRICE

The purchase price consisted of an aggregate cash payment of 95.0 million, $5.0 million cash withheld by the company for use in working capital to be repaid in twelve (12) months and approximately $4.3 million representing excess working capital as provided for in the MIPA. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which was valued at $1.19 per share for $14.9 million. All 12.5 million shares are subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA dated as of November 22, 2021, as amended, an aggregate of $2.5 million (10%) or 1,250,000 shares of the common stock issued to the Sellers are held in escrow to secure against claims for indemnification. The escrowed shares shall be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805).On the Closing Date, Converge became a wholly-owned subsidiary.

The Company recorded the $5.0 million payable due at March 21, 2023, at its net present value of $4.7 million at June 30, 2022. Further, pursuant to the MIPA, the Company recorded an additional liability totaling $4.3 million which represents the excess net working capital value received by the Company at the purchase date. Per the terms of the MIPA, this amount was to be repaid within 120 days of closing. The total $9.1 million is included within acquisition liabilities on the consolidated balance sheets.
On March 21, 2022, the Company entered into employment agreements with Sid Toama and Tom Marianacci, two (2) former owners of Converge. Mr. Toama was appointed President of TMG and Mr. Marianacci is serving as President of the Converge entities.

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

The following table summarizes the allocation of the purchase price of the assets acquired related to the acquisition as of the closing date:

Current assets	$33,856,000
Fixed assets	233,000
Other non-current assets	4,340,000
Intangible assets	71,100,000
Goodwill	45,519,000
Current liabilities	(34,904,000)
Other non-current liabilities	(5,506,000)
Consideration	$114,638,000

INTANGIBLE ASSETS

The estimated fair values of the identifiable intangible assets acquired were calculated using an income valuation approach which requires a forecast of expected future cash flows either through the use of relief-from-royalty method or multi-period excess earnings methods ("MPEEM"). The estimated useful lives are based on the Company’s experience and expectations as to the duration of the time the Company expects to realize benefits of the assets.

The estimated fair values of the identifiable intangible assets acquired, estimated useful lives and related valuation methodology are as follows:

Intangible Assets:	Preliminary Fair Value	Life in Years	Discount Rate	Valuation Method
Customer relationships	$53,600,000	10	17.8%	Income (MPEEM)
Technology	10,400,000	5	17.8%	Income (Relief-from-Royalty)
Tradename	7,100,000	10	18.8%	Income (Relief-from-Royalty)
	$71,100,000

The Company will amortize the intangible assets above on a straight line basis over their estimated useful lives.

UNAUDITED PRO FORMA OPERATING RESULTS
The following unaudited pro forma information presents the combined results of operations as if the acquisition of Converge, LLC, had been completed on July 1, 2020.

	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021
Project Revenues	$302,835,652	$270,137,501
Cost of revenues	(251,811,502)	(232,031,173)
Gross margin	51,024,150	38,106,327
Operating expenses	(62,086,247)	(44,786,105)
EBITDA	(11,062,097)	(6,679,777)
Other expenses	(18,531,800)	(4,145,355)
Net loss	$(29,593,897)	$(10,825,132)

Basic loss per share	$(0.60)	$(0.70)

NOTE 4 – REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenues primarily by delivering both managed services and performance based marketing services to customers. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.

Managed and Professional Services

Company provides a service (such as, but not limited to, media planning, media buying, media ROI measurement, and media or marketing performance reporting). The Company is compensated for the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product or service as well as the Company’s margin, which is arranged in one of three ways (i) a predetermined retainer amount (ii) cost plus margin or (3) a predetermined commission percentage based on the total media spend executed by Company on a client’s behalf.

As per ASC 606-10-25-31, the Company recognizes managed and professional service fees over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. Revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of inputs is the costs consumed by a project in relation to its total anticipated costs. As part of the close process the Company compiles a preliminary percentage of completion ("POC") for each project which is the ratio of incurred costs to date in relation to the anticipated costs from the production team’s approved budgets. The POC ratio is then applied to the contracted revenue and the pro-rated revenue is then recognized accordingly.

Consultative service engagements typically do not incur a significant amount of direct costs; however, any costs are recognized as incurred. Professional services fees are recognized evenly throughout the term of the agreement.

Performance Marketing (“Pay Per Event”)

Company provides to its clients the ability to pay for a marketing or sales event rather than incurring the media and services expense in a managed service engagement. The Company utilizes the same functions that it delivers in its managed services offering but only charges a client for a predetermined marketing or sales outcome. The fees in this situation will typically be tied to a (i) cost per phone call, (ii) cost per web form lead, (iii) cost per consumer appointment, (iv) cost per qualified lead, and (v) cost per sale. There is a premium that is charged to the client for the Performance Marketing service due to the fact that the Company is taking on the cost risk associated with the services and media that it is executing without knowing that revenue will be generated. The risk is mitigated by the fact that the client has agreed to purchase the “work product’” (lead, call, etc.) at a predetermined cost and the Company charges higher margins associated with the service.

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

The Company’s payment terms vary by the type of customer. Generally, payment terms range from prepayment to sixty (60) days after revenue is earned.

Principal versus Agent Revenue Recognition

Our customers reimburse for expenses relating to the out-of-pocket costs associated with the provision of Managed Services engagements. This includes third party expenses such as media costs and administrative fees, technology fees, production expenses, data costs, and other third-party expenses that the Company incurs on behalf of a client that is needed to deliver the services. As per 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors and is liable for any overages, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. The timing of revenue recognition for each performance obligation is dependent upon the facts and circumstances surrounding the Company’s satisfaction of its respective performance obligation. The Company allocates the transaction price for such arrangements to each performance obligation within the arrangement based on the estimated relative standalone selling price of the performance obligation. The Company’s process for determining its estimated standalone selling prices involves management’s judgment and considers multiple factors including company specific and market specific factors that may vary depending upon the unique facts and circumstances related to each performance obligation. Key factors considered by the Company in developing an estimated standalone selling price for its performance obligations include, but are not limited to, prices charged for similar performance obligations, the Company’s ongoing pricing strategy and policies including using expected cost-plus margin, and consideration of pricing of similar performance obligations sold in other arrangements with multiple performance obligations.
Contract Balances from Contracts with Customers

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. The Company’s payment terms generally do not exceed forty-five days after revenue is earned. As of June 30 2022 and 2021, there was an accounts receivable balance of $9.4 million and $1.3 million, respectively. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable. As of June 30, 2022 the Company had a contract asset balance of $23.6 million. There were no such amounts recorded at June 30, 2022.

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded. Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met. As of June 30, 2022 and 2021, there was a deferred revenue balance of approximately $11.3 million and $6.0 million, respectively. Revenue recognized for the year ended June 30, 2022, relating to the deferred revenue balance as of July 1, 2021, was $4.3 million.

NOTE 5 – RESTRUCTURING CHARGES

For the year ending June 30, 2022, the Company underwent organizational changes to further streamline operations. These measures included the departure or termination of certain employees and executives. During Fiscal Year 2022, the Company recorded approximately $5.6 million for restructuring charges related to the termination benefits provided to employees, inclusive of $3.3 million of share-based compensation expenses for the acceleration of stock award vesting, which is reflected in additional paid-in capital. As of June 30, 2022, the Company had accrued severance of approximately $1.6 million, which is expected to be paid by the end of Fiscal Year 2023.

NOTE 6 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 22, 2022, the Company acquired 40% of the equity of Converge Marketing Services, LLC, an affiliate of Converge, which is accounted for under the equity method of accounting. At the acquisition date, the Company's carrying amount of the investment was insignificant. See Note 3 for more information on the Converge Acquisition.

NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of June 30:

	2022	2021
Computer equipment	$841,000	$697,000
Website design	6,000	6,000
Office machine & equipment	91,000	97,000
Furniture & fixtures	413,000	438,000
Leasehold improvements	379,000	135,000
Tenant incentives	—	145,000
	1,730,000	1,518,000
Accumulated depreciation	(1,141,000)	(1,175,000)
Net book value	$589,000	$343,000
During the years ended June 30, 2022 and 2021, depreciation expense was $147,000 and $131,000, respectively.
In April 2021, the Company terminated the lease agreement for Mission-Media Limited’s office at 32 Shelton Street in London and relocated to a new office space at 19-23 Fitzroy Street in London. As a result of a move, $33,000 in leasehold improvements in net book value associated with the Shelton Street office was taken as a loss in the fiscal year ending June 30, 2021. Due to the effect of early termination of operating lease, a gain of $36,000 representing the difference between the right of use asset and the lease liability was recorded.  Please see Note 8 – Leases for additional detail.
NOTE 8 – LEASES

The Company has various operating leases for office space. The Company currently has no finance leases. Some leases include options to extend the lease term. The exercise of lease renewal options is generally at the Company’s discretion. The depreciable life of leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

The leases generally provide for fixed annual rentals plus certain other costs. The Company’s lease agreements do not include any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit interest rate, the Company used its incremental borrowing rate as of Adoption Date to determine the present value of future lease payments for all operating leases that commenced prior to that date.
The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

	June 30,
	2022	2021
Weighted average discount rate	5.5%	5.0%
Weighted average remaining lease term in years	3.6 years	3.2 years

For the fiscal years ending June 30, 2022 and 2021, the Company recorded approximately $1.8 million and $2.6 million in lease expense, respectively.

As of June 30, 2022, the maturities of the Company’s operating lease liabilities are as follows:

Fiscal year ending June 30, 2023	$2,682,000
Fiscal year ending June 30, 2024	2,678,000
Fiscal year ending June 30, 2025	2,389,000
Fiscal year ending June 30, 2026	1,979,000
Fiscal year ending June 30, 2027	1,388,000
Thereafter	2,826,000
Total undiscounted operating lease payments	13,942,000
Less: imputed interest	(2,266,000)
Total operating lease liabilities	$11,676,000
Less: current portion of operating lease liabilities	(2,682,000)
Non-current operating lease liabilities	$8,994,000
Lease Abatements

During fiscal year 2022, the company entered into lease abatement agreements with certain landlords. A gain on rent abatement of approximately $222,000 was recorded during the year ended June 30, 2022. As of June 30, 2022, approximately $639,000 of past due rent payments was recorded in accrued expenses.

Sublease Agreements
On January 19, 2018, Mission Media USA, Inc. entered into a four-year sublease agreement pertaining to the aforementioned office space in New York, NY. The sublease commenced on March 1, 2018, and ended January 2022. The lease income was $22,496 per month escalating annually at 3.0%.
On April 19, 2018, Mission-Media Limited entered into a sublease agreement pertaining to a floor within the aforementioned office space in London, UK. The sublease commenced in April 2018 and terminated in March 2021. The lease income was £5,163 per month.
NOTE 9 – INTANGIBLE ASSETS & GOODWILL
Intangible assets consisted of the following:

	As of June 30,
	2022	2021
Customer relationship	$58,560,000	$4,960,000
Non-core customer relationships	760,000	760,000
Non-compete agreements	1,430,000	1,430,000
Technology	10,920,000	520,000
Tradename	7,570,000	470,000
Workforce acquired	2,125,000	2,125,000
	81,365,000	10,265,000
Less: accumulated impairment expense	(446,000)	—
Less: accumulated amortization	(10,613,000)	(7,662,000)

Net book value	$70,306,000	$2,603,000
Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using a straight-line method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the fiscal years ending June 30, 2022 and 2021, the Company recorded approximately $0.4 million and $0 in impairment expense related to intangibles, respectively.
During the years ended June 30, 2022 and 2021, amortization expense was approximately $3.0 million and $2.2 million, respectively.

Future amortization expense is as follow for the years ending June 30,
2023	$8,713,000
2024	8,427,000
2025	8,423,000
2026	8,332,000
2027	6,765,000
Thereafter	29,646,000
$70,306,000
During the years ended June 30, 2022 and 2021, the Company recorded goodwill impairments charge of approximately $2.0 million and $6.7 million, respectively, related to the Redeeem and Mission UK subsidiaries, as a result of the Company’s annual impairment assessment. Goodwill will be reassessed during our next annual measurement date of June 30, 2023.  As of June 30, 2022 and 2021, the change in carrying value of Goodwill are listed below:

Balance at ended June 30, 2020	$17,362,000
Goodwill acquired during the year	2,006,000
Goodwill impairment	—
Balance at ended June 30, 2021	19,368,000
Goodwill acquired during the year	45,518,000
Goodwill impairment	(8,711,926)
Change in goodwill from foreign currency	(824,539)
Balance at ended June 30, 2022	$55,349,535

As of June 30, 2022, net goodwill was comprised of gross goodwill of $64.9 million and accumulated impairment of $8.7 million.
NOTE 10 – ACCRUED EXPENSES
As of June 30, 2022 and 2021, the Company recorded approximately $28.6 million and $6.0 million in accrued expenses, respectively.

	As of June 30,
	2022	2021
Accrued expenses	$26,996,253	$4,819,000
Accrued payroll	851,276	294,000
Accrued taxes	802,019	888,000
	$28,649,548	$6,001,000
NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2022, commitments of the Company in the normal course of business in excess of one year are as follows:

	Payments Due by Period
	Year 1	Years 2-3	Years 4-5	>5 Years	Total
Operating lease obligations (a)	$2,682,000	$5,067,000	$3,367,000	$2,826,000	$13,942,000
Debt repayment (b)	3,825,000	7,650,000	64,069,000	—	75,544,000
Total	$6,507,000	$12,717,000	$67,436,000	$2,826,000	$89,486,000

(a) Operating lease obligations primarily represent future minimum rental payments on various long-term noncancellable leases for office space.
(b) Debt repayments consists of principal repayments required under the Company's Credit Facility.

Legal Matters

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

In July 2021, the Company entered into a settlement agreement regarding the Stephenson legal dispute which settled all matters between the Company and the former owners of the Mission entities. The agreement provided for the full payment of all amounts due to the Company and allowed the Stephensons to sell the shares subject to a leak-out period. The agreement was filed with the Court and a settlement payment of approximately $0.9 million was recognized in the twelve (12) months ending June 30, 2022. In addition to this cash settlement, the Company also reversed approximately $0.1 million in accruals relating to the Stephensons which was recorded as other income.

NOTE 12 – CREDIT FACILITIES

On March 21, 2022, Troika Media Group Inc., and each subsidiary of Troika Media Group Inc. as guarantors, entered into a Financing Agreement with Blue Torch Finance LLC (“Blue Torch”), as Administrative Agent and Collateral Agent.

This $76.5 million First Lien Senior Secured Term Loan (the “Credit Facility”) formed the majority of the purchase price of the Converge Acquisition, as well as for working capital and general corporate purposes.

The Credit Facility provides for: (i) a Term Loan in the amount of $75.0 million; (ii) an interest rate of the Libor Rate Loan of three (3) months; (iii) a four-year maturity, amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% ($1.5 million) of the Credit Facility paid at closing (capitalized into the Credit Facility bringing the initial loan balance to $76.5 million), plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50% of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive financial and non-financial covenants in the Credit Facility including, but not limited to, a debt leverage ratio, fixed charge coverage ratio, and maintaining liquidity of at least $6.0 million at all times.

The Company has received limited waivers due to non-compliance with certain covenants of the agreement. The company is currently addressing these items and has expects to be in compliance during second quarter of fiscal year 2023.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch Finance LLC, which were delivered during fourth quarter 2022.

In connection with the aforementioned note, the Company recorded deferred debt and issuance costs totaling $9.2 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. The company recognized approximately $0.8 million in amortization of deferred financing costs for the year ended June 30, 2022, and made principal payments totaling approximately $1.0 million.

The initial allocation of the debt and debt issuance costs at Closing Date were as follows:

Principal balance	$76,500,000
Fair value of warrants	$(2,433,000)
Original issue discount	$(1,500,000)
Debt issuance costs	$(5,287,000)
Outstanding balance, net	$67,280,000
Current portion	$(1,538,000)
Long-term portion	$65,742,000

The initial allocation of the debt and debt issuance costs at June 30, 2022, were as follows:

Principal balance	$75,544,000
Debt issuance costs	$(8,425,000)
Outstanding balance, net	$67,119,000
Current portion	$(1,538,000)
Long-term portion	$65,581,000

The payments of principal to be made are as follows:

FY 2023	$3,825,000
2024	3,825,000
2025	3,825,000
2026	64,069,000
$75,544,000

At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

NOTE 13 – NOTES PAYABLE – RELATED PARTIES

As of June 30, 2022 and 2021, the Company owed the founder and CEO of Troika Design Group, Inc. Dan Pappalardo approximately $0.1 million and $0.2 million, respectively. In April 2021, the Company paid $17 thousand to Dan Pappalardo representing the miscellaneous expense reimbursements. The loans were due and payable on demand and accrue interest at 10.0% per annum. In April 2021, the Company paid $300,000 to the estate of Sally Pappalardo representing the outstanding principal of $235,000 and accrued interest of $65,000. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.
On January 27, 2019, Daniel Jankowski and Tom Ochocki (collectively the “Lenders”) entered into a facility agreement with Mission Media Limited (“MML”) in order to provide certain funds allowing MML to exit administration in the United

Kingdom. Mr. Ochocki, as primary lender, provided MML £1,594,211 ($2,227,000) which was received in January 2019. The same agreement allowed the Company to draw upon Mr. Jankowski in upwards of £992,895 ($1,373,000); however, the funds were not needed. Mr. Ochocki was a member of the Board of the Company and subsequent to the loan, Mr. Jankowski was appointed to the Board. Both Lenders were appointed to the Board of Mission Media Holdings Limited. The loan had a repayment date of January 2022 and an interest rate of 0%. In April 2021, the balance of $2,227,000 was paid in full. Imputed interest of $3,000 was recorded for this facility agreement in the fiscal year ending June 30, 2021. There was no imputed interest recorded for this facility agreement in the fiscal year ended June 30, 2022.
Total interest expense on notes payable related party was approximately $16,000 and $7,000 during the years ended June 30, 2022 and 2021, respectively.
Below is a breakout showing the short term and long term portions of note payable related party:

	As of June 30,
	2022	2021
Short term portion
Dan Pappalardo	$100,000	$200,000
	$100,000	$200,000
NOTE 14 – STOCKHOLDERS’ EQUITY

SERIES E PREFERRED STOCK PRIVATE PLACEMENT AND RENEGOTIATION

On March 21, 2022, the Company filed with the Nevada Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, pursuant to NRS 78.1955 of the Nevada Revised Statutes (the “CoD”). Pursuant to the CoD, the Company authorized 500,000 shares of Series E Preferred Stock, $.01 par value, with a Stated Value of $100 per share.

As of March 18, 2022, pursuant to the Nevada Revised Statutes (the “NRS”), we received a written consent in lieu of a meeting of Stockholders from 20 principal stockholders, representing approximately 57.0% of the total possible votes outstanding (the “Majority Stockholders”), authorizing the following:

The sale of $50.0 million of shares of Series E Convertible Preferred Stock, par value $0.01 per share (the Series E Preferred Stock”), with accompanying, 100% warrant coverage (the “Warrants”), with certain purchasers’ signatory thereto (the “Purchasers”). The Series E Preferred Stock and Warrants include certain reset and anti-dilution provisions that could reduce the conversion prices and exercise prices thereof down to $0.25 (the “Floor Price”) which is a significant discount to the current market price. For purposes of complying with Rule 5635(d) of the Nasdaq Stock Market rules, the shareholders approved the issuance of more than 19.99% of the current total issued and outstanding shares of Common Stock upon conversion of the Series E Preferred Stock and exercise of the Warrants, including, but not limited to, reducing the Floor Price.

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

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Purchasers, pursuant to which (i) each Purchaser exchanged its Warrants for new warrants to purchase our common stock (the “New Warrants”) and (ii) ) each Purchaser consented to an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) as well as other changes in the terms of the private placement effected by the Company on March 16, 2022 (collectively, the “New PIPE Terms”).

In consideration for the issuance of the New Warrants and the other New PIPE Terms, we filed an amended and restated certificate of designation for the Series E Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to effect certain changes contemplated by the Exchange Agreement.

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

New Warrant Exercise Price: The New Warrant exercise price per share of common stock is $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will revert to $2.00, subject to further adjustment as set forth in the New Warrant.

Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022 and November 21, 2022.

Standstill Period: The Company and the Purchasers will enter into a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder may convert not more than 50% of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

Series E Buyout. During the Standstill Period the Company will use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Purchasers at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation.

As of the date of this filing , the Company had paid an aggregate of $2.0 million as partial liquidated damages as a result of not filing the registration statement by July 5, 2022. It is also expected that the Company will owe an additional $1.6 million in partially liquidated damages for the month of September. As such, as of June 30, 2022, the Company has recorded a contingent liability in the amount of $3.6 million.

REVERSE STOCK SPLIT

In September 2020, the Company amended its articles of incorporation and enacted a reverse stock split of one share for each fifteen (15) shares and the accompanying financials reflect the reverse stock split retroactively.
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
INITIAL PUBLIC OFFERING AND NASDAQ LISTING
On April 22, 2021, the Company completed an underwritten public offering of 5,783,133 shares of common stock and warrants at a public offering price of $4.15 per share for aggregate gross proceeds of $24.0 million. After deducting underwriting commissions and other offering expenses, the Company received approximately $20.7 million in net proceeds. The Company has listed its common stock and warrants on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW”, respectively, and trading began on April 20, 2021.
COMMON STOCK
As of June 30, 2022 and 2021, the Company has 64,209,616 and 39,496,588 shares of common stock issued and outstanding, respectively.
In January 2021, the Company reported the return of the 2,666,667 shares of the Company’s stock granted to the Stephensons regarding the aforementioned legal dispute. Upon their termination for Cause, the restricted shares held in escrow were forfeited back to the Company. Please see Note 11 – Commitments and Contingencies for additional detail.
STOCK PAYABLE
In the fiscal year ended June 30, 2021, the Company recorded a stock payable of approximately $1.2 million relating to the acquisition of Redeeem, LLC. As per the asset purchase agreement dated May 21, 2021, 452,929 shares of common stock were due to be issued to Redeeem’s employees and were valued at $2.6715 per share. These shares were issued in the year ended June 30, 2022.

PREFERRED STOCK

On April 14, 2022, notice was given that all 720,000 shares of the Issuer’s outstanding 9% Series A Preferred Stock will be redeemed. The redemption of the Series A Preferred Stock was effected on May 31, 2022 (the “Redemption Date”) at a price equal to $0.20 per share, plus an amount equal to all accrued and unpaid dividends thereon but not including the Redemption Date in an amount equal to $0.42 per share, for a total payment of $0.62 per share (the “Redemption Price”). The total aggregate amount of the redemption was $446,440. Holders of record as of the Redemption Date received the Redemption Price upon presentation and surrender of the Preferred Stock as described in the notice. Upon redemption, dividends on the Preferred Stock ceased to accrue and all rights of the Holders terminated, except to the proceeds of the Redemption Price. As of June 30, 2022, 0 shares of Series A Preferred Stock were issued and outstanding
On March 16, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue and sell in a private offering an aggregate of $50.0 million of securities, consisting of shares of Series E convertible preferred stock of the Company, par value $.01 per share and warrants to purchase (100% coverage) shares of common. Under the terms of the Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Warrants to purchase up to 33,333,333 shares of the Company’s common stock. Each share of the Series E Preferred Stock has a stated value of $100 per share and is convertible into shares of common stock at a conversion price of $1.50 per share subject to adjustment. The Preferred Stock is perpetual and has no maturity date. The Preferred Stock will not be subject to any mandatory redemption or other similar provisions. All future shares of Preferred Stock shall rank junior to the Series E Preferred Stock, except if at least a majority of the Series E Preferred Stock expressly consent, to the creation of the Parity Stock of Senior Preferred Stock.
The Conversion Price of the Series E Preferred Stock and the Exercise Price of the Warrants is subject to adjustment for: (a) stock dividends and stock distributions; (b) subsequent rights offerings; (c) pro rata distributions; and (d) Fundamental Transactions (as defined).

The Conversion Price is also subject to downward adjustment (the “Registration Reset Price”) to the greater of (i) eighty (80%) percent of the average of the ten (10) lowest daily VWAPs during the forty (40) trading day period beginning on and including the Trading Day immediately follow the Effective Date of the initial Registration Statement in July 2022, and (ii) the Floor Price of $0.25 per share.

The Company issued accompanying Common Stock Purchase Warrants (the “Warrants”) exercisable for five (5) years at $2.00 per share, to purchase an aggregate of 33,333,333 shares of Common Stock. The exercise price is subject to the same Registration Reset Price, as described above. The Floor Price is $0.25 per share.

At the time, using the Black-Scholes model, the Company recorded a market value of approximately $28.4 million which is included on the balance sheet within derivative liabilities- financing warrants. At June 30, 2022 the market value of such warrants was $28.4 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $0.6 million.

As of June 30, 2022, 0 shares of Series A Preferred Stock were issued and outstanding; 0 shares of Series B Preferred Stock were issued and outstanding; 0 shares of Series C Preferred Stock were issued and outstanding; 0 shares of Series D Preferred Stock were issued and outstanding; and 500,000 shares of Series E Preferred Stock were issued and outstanding.

On September 26, 2022, we entered into an Exchange Agreement with the Purchasers, pursuant to which (i) each Purchaser exchanged its Warrants for new warrants to purchase our common stock and (ii) each Purchaser consented to an amendment and restatement of the terms of our Series E Convertible Preferred Stock, as well as other changes in the terms of the private placement effected by the Company on March 16, 2022. See Note 16 – Subsequent Events.

CONVERSION OF CONVERTIBLE NOTE PAYABLE RELATED PARTY

In July 2020, the holder of a related party convertible promissory note of $1.3 million elected to convert the debt into shares of the Company’s common stock at a rate of $0.75 per share for 1,733,334 shares.
CONVERSION OF CONVERTIBLE NOTE PAYABLES
In the fiscal year ended June 30, 2021, the Company issued a total of 746,069 shares of the Company’s common stock as a result of holders of convertible note payables electing to convert. A total of approximately $1.8 million convertible note payables were converted at an average conversion price of $2.15 per share.
DEFERRED COMPENSATION

On May 21, 2021, the Company entered into an agreement to acquire the assets and specific liabilities of Redeeem, LLC for $2.6 million consisting of $1.2 million in cash, $166,000 in specific liabilities, and $1.2 million of the Company’s common stock (Note 3 – Business combinations and dispositions).  In addition, the Company agreed to provide equity to its employees to be vested over three (3) years valued at approximately $9.7 million representing 3,623,433 shares of the Company’s common stock at conversion price of $2.6715 per share. Given the equity is contingent on the employees being employed and are vested over three (3) years, the Company is treating this as deferred compensation and the expenses are recorded as the equity is vested. The vested portion of the deferred compensation was charged to additional paid-in capital and the expenses are recorded as stock-based compensation. In August 2021, all 3,623,433 shares of the Company’s common stock were issued to Redeeem’s employees and held in an escrow account subject to the vesting schedule in the aforementioned escrow agreement.

On June 7, 2022, Mr. Kyle Hill, the seller of Redeeem, entered into a separation agreement with the Company (“Separation Agreement”). The terms of the Separation Agreement provided that the compensation for the Redeeem purchase would be modified and Hill would forfeit 1,231,967 of the shares presently in escrow and the remaining 1,231,968 shares would continue to be governed by the terms of the escrow agreement. As of June 30, 2022, 1,231,968 shares of the Company’s common stock were issued, but not vested.

During the year ended June 30, 2022, and 2021, the Company recorded approximately $3.0 million and $0.4 million, respectively, in stock-based compensation associated with the vested portion of the deferred compensation. In addition, during the fourth quarter fiscal year 2022, the Company recorded in settlement expense approximately $3.3 million in deferred stock compensation expense related to the aforementioned additional shares related to the Separation Agreement. As of June 30, 2022, there was $0 deferred compensation outstanding related to the Redeeem acquisition. Please see Note 3 for further discussion on the Redeeem disposition.
EXERCISE OF WARRANTS BY FORMER DIRECTOR
In May 13, 2021, former director Jeffrey Schwartz exercised 166,667 in warrants at a closing price of $2.81 and an exercise price of $0.75 resulting in the cashless issuance of 122,183 shares of common stock.
EXERCISE OF OPTIONS BY FORMER OFFICER
In May 14, 2021, former officer Robert Schwartz exercised 222,000 in warrants at a closing price of $2.92 and an exercise price of $0.75 resulting in the cashless issuance of 165,145 shares of common stock.
WARRANTS
During the fiscal year ended June 30, 2022, the Company issued warrants to certain directors and consultants to purchase 300,000 shares of the Company’s common stock between $0.36 and $1.24 per share which vested during various terms and were valued at $174,634. The Company recorded compensation of $68,000 for the vested portion during the fiscal year ended June 30, 2022.

FINANCING WARRANTS

Classified as Derivative Liabilities

During the fiscal year ended June 30, 2022, the Company recorded $6,000 gain on change in fair value of derivative liabilities related to warrants issued to Series E investors, which were initially valued at approximately $28.4 million.

During the fiscal year ended June 30, 2022, the Company recorded approximately $0.6 million gain on change in fair value of derivative liabilities related to warrants issued to the our Lender in connection with our Credit Facility, which were initially valued at approximately $2.4 million.

Reconciliation of the derivative liabilities are as follows:
During the fiscal year ended June 30, 2021, the Company issued warrants to current investors to purchase 832,223 shares of the Company’s common stock between $0.75 and $3.75 per share as additional consideration, which were valued at approximately $2.5 million. The Company recorded warrants expense of approximately $2.1 million during the year ended June 30, 2021, related to these issuances.
During the fiscal year ended June 30, 2021, the Company issued warrants to current note holders to purchase 480,000 shares of the Company’s common stock between $0.75 and $1.95 per share as additional consideration, which were valued at approximately $1.8 million. The Company recorded warrants expense of $413,000 during the year ended June 30, 2021, related to these issuances.
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
The Company has utilized the following assumptions in its Black-Scholes warrant valuation model to calculate the estimated grant date fair value of the warrants during the years ended June 30, 2022 and 2021:

	2022	2021
Volatility - range	63.5% - 65.0%	63.5% - 65.8%
Risk-free rate	0.7% - 3.6%	0.2% - 0.9%
Contractual term	4 years - 10 years	4.0 - 5.0 years
Exercise price	$0.36 - $3.75	$0.75 - $3.75

A summary of the warrants granted, exercised, forfeited, and expired are presented in the table below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Grant- Date Fair Value	Aggregate Intrinsic Value of Outstanding Warrant Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding July 1, 2020	7,858,741	$1.52	$1.92	$9,234,295	3
Granted	1,439,556	1.00	3.00	3,938,467	0.80
Exercised	(166,667)	0.75	—	—	0
Forfeited	—	—	—	—	0
Expired	(835,222)	5.48	4.17	(1,014,295)	0
Outstanding June 30, 2021	8,296,408	$1.05	$1.90	$12,158,467	2.2
Granted	300,000	0.36	0.26	35,500	9.9
Exercised	—	—	—	—	0
Forfeited	—	—	—	—	0
Expired	(1,825,185)	0.75	0.28	(1,950,000)	0
Outstanding June 30, 2022	6,771,223	$1.05	$1.94	$10,243,967	2.4
Vested and exercisable June 30, 2022	5,770,263	0.99	1.90	8,710,260	2.4
Non-vested June 30, 2022	1,000,960	$1.35	$2.20	$1,533,707	3.5
The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants under the Company’s warrant plans as of June 30, 2022.

	Outstanding Warrant Shares		Exercisable Warrant Shares
Exercise price range	Number of Warrant Shares	Weighted average remaining contractual life	Number of Warrant Shares	Weighted average remaining contractual life
$0.75	5,476,222	2.4 years	4,903,118	2.3 years
$0.36	125,000	9.2 years	—	—
$1.24	150,000	3.3 years	75,000	3.3 years
$1.50	400,000	1.9 years	400,000	1.9 years
$1.95	26,667	3.5 years	8,908	3.5 years
$0.84	25,000	3.5 years	12,500	3.5 years
$3.00	66,667	2.7 years	66,667	2.7 years
$3.75	501,668	2.7 years	304,070	3.0 years
	6,771,224	2.4 years	5,770,263	2.4 years
During the years ended June 30, 2022 and 2021, the Company has recorded approximately $0.9 million and $3.2 million, respectively, as compensation expense related to vested warrants issued, net of forfeitures. As of June 30, 2022, the Company had approximately $1.1 million in unvested warrants to be expensed in subsequent periods.
2017 EQUITY INCENTIVE PLAN
On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock options (“ISOs”) under IRS section 422, or a non-qualified stock option (“Non-ISOs”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan.

As of June 30, 2022, the Company has granted, under the Plan, awards in the form of non-qualified stock options ("NQSOs") for all 3,333,334 shares.

2021 EQUITY INCENTIVE PLAN

On October 28, 2021, the Board adopted, and a majority of outstanding shares subsequently approved, the 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”). The prior Equity Plan did not have any remaining authorized shares. The 2021 Plan is intended to attract and retain employees, directors and consultants, to involve them to work for the benefit of the Company or its affiliated entities, and to provide additional incentive for them to promote the Company’s success. The 2021 Plan provides for the award of stock options, either ISOs or NQSOs, restricted shares and restricted stock units (RSUs). The 2021 Plan authorized 12,300,000 shares of Common Stock for the issuance of awards under the 2021 Plan. As of the date of this report, an aggregate of 4,400,000 RSUs had been awarded to executive officers and directors and 7,900,000 RSUs had been awarded to employees. In addition the Company has issued 3,500,000 RSUs to certain executives of Converge related to the acquisition agreement and related to their continued employment with the Company. These RSUs were issued outside the 2021 Equity Incentive Plan.
ISOs Awards
In the fiscal year ending June 30, 2022, the Company issued to employees and directors of the Company options to purchase, in the aggregate, 720,169 shares of the Company’s common stock between $1.49 and $3.75 per share which were valued at $850,000. The Company recorded options expense of $89,000 during the fiscal year ending June 30, 2022, related to these issuances.
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
The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated grant date fair value of the options during the year ended June 30, 2022 :

2022
Volatility - range	64.2% - 65.2%
Risk-free rate	0.7% - 1.2%%
Contractual term	3.0 years
Exercise price	$1.49 - $3.75

A summary of the Options granted to employees under the Plan as of June 30, 2022, are presented in the table below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Grant- Date Fair Value	Aggregate Intrinsic Value of Outstanding Option Shares	Weighted-Average Remaining Contractual Term (in years)
Outstanding June 30, 2020	3,377,222	$1.10	$1.06	$2,030,000	0.7
Granted	—	—	—	—	—
Exercised	(222,222)	0.75	—	—	—
Forfeited	—	—	—	—	—
Cancelled	(66,667)	0.75	3.12	(200,001)	—
Outstanding June 30, 2021	3,088,333	1.13	1.06	1,829,999	0.4
Granted	720,169	2.51	1.18	(5,767)	3
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Cancelled	(150,669)	—	—	—	—
Outstanding June 30, 2022	3,657,833	1.39	1.12	1,824,232	0.6
Vested and exercisable June 30, 2022	2,997,972	1.04	1.09	1,806,539	0.2
Non vested June 30, 2022	659,861	$2.96	$1.28	$17,693	2.3
The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2022.

	Outstanding Options Shares		Exercisable Option Shares
Exercise price range	Number of Option Shares	Weighted average remaining contractual life	Number of Option Shares	Weighted average remaining contractual life
$0.75	2,456,666	0.1 years	2,534,444	0.1 years
$1.49	10,000	2.4 years	0	—
$1.50	200,000	0.0 years	200,000	0.0 years
$2.08	245,001	1.9 years	3,889	1.5 years
$2.61	344,500	3.0 years	57,417	3.0 years
$2.84	—	0.0 years	—	—
$3.00	—	0.7 years	—	—
$3.75	401,666	1.0 years	202,222	0.7 years
	3,657,833	0.6 years	2,997,972	0.2 years
During the years ended June 30, 2022 and 2021, the Company has recorded $538,000 and $0, respectively, as compensation expense related to vested options issued, net of forfeitures. As of June 30, 2022 and 2021, total unrecognized share-based compensation related to unvested options was approximately $1.1 million and $0, respectively.
NOTE 15 – INCOME TAXES
Troika Media Group Inc. and domestic subsidiaries file on a consolidated U.S. federal tax basis and state tax returns on a consolidated, combined or separate basis depending on the applicable laws for the years ending June 30, 2022 and 2021. Mission Media Holdings, LTD and Mission Media, LTD are foreign subsidiaries of the Company which file tax returns in the United Kingdom.
Troika Media Group Inc. the parent company of Troika Design Group Inc., Digital Media Acquisition Corporation, SignalPoint Corporation, Signal Point Holdings Corporation, Troika Services, Inc., Troika Analytics, Inc., Troika-Mission Holdings, Inc., Mission Media USA, Inc., and Troika IO, Inc. are subject to the U.S. federal tax rate of 21% and approximately up to 9% state tax for the years ending June 30, 2022 and 2021. We have two operating subsidiaries in the

UK, Mission Media Holdings, LTD and Mission Media, LTD, which are subject to a tax rate of 19% for the years ending June 30, 2022 and 2021.
Income tax (benefit) expense from continuing operations on an estimated GAAP basis for the year ending June 30, 2022, consisted of the following:

	Current	Deferred	Total
Federal	$(37,109)	$—	$(37,109)
State	73,034	—	73,034
Foreign	—	—	—
Subtotal	35,925	—	35,925
Valuation allowance	—	—	—
Total	$35,925	$—	$35,925
Income tax (benefit) expense from continuing operations on an estimated GAAP basis for the year ending June 30, 2021, consisted of the following:

	Current	Deferred	Total
Federal	$37,000	$152,000	$189,000
State	27,000	—	27,000
Foreign	—	—	—
Subtotal	64,000	152,000	216,000
Valuation allowance	—	—	—
Total	$64,000	$152,000	$216,000
A reconciliation of the estimated federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	June 30, 2022	June 30, 2021
Taxes calculated at federal rate	21.0%	21.0%
Foreign taxes	(4.3)%	(0.1)%
Debt settlement	0.2%	2.6%
Stock compensation	(2.2)%	(1.2)%
Change in valuation allowance	(15.4)%	(25.4)%
State taxes net of federal benefit	1.2%	1.9%
Revaluation of deferred	—%	—%
Acquisition - domestic	—%	—%
Acquisition - foreign	—%	—%
Goodwill impairment	(1.3)%	—%
Other adjustments	0.9%	1.7%
Provision for income taxes	0.2%	0.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2022 and 2021, are presented below:

	June 30, 2022	June 30, 2021
Deferred Tax Assets
Net operating loss carryforwards	$9,242,000	$5,320,000
Accounts receivable reserve	137,000	131,000
Contribution carryover	11,000	6,000
Section 163 (j) limitation	649,000	120,000
Stock based compensation	1,132,000	1,611,000
Accrued interest	82,000	89,000
Contract liabilities	2,187,000	—
Deferred rent	303,000	—
Net right-of-use assets	—	1,772,000
Other accruals	—	—
Total Deferred Tax Assets	13,743,000	9,049,000

Deferred Tax Liabilities
Fixed Assets	(117,000)	(112,000)
Intangibles	(98,000)	(513,000)
Goodwill	(171,000)	—
Deferred Revenue	—	(179,000)
Total Deferred Tax Liabilities	(386,000)	(804,000)
Net Deferred Tax Assets	13,357,000	8,245,000
Valuation Allowance	(13,357,000)	(8,245,000)

Net deferred tax / (liabilities)	$—	$—
The Company is in the process of reviewing its current deferred tax balances and the above amounts for the periods ending June 30, 2022 and 2021, are estimated, but may not be all inclusive.
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
During the year ending June 30, 2022, the estimated valuation allowance increased by approximately $5.1 million to $13.3 million, as compared to $8.2 million as of June 30, 2021. The increase in valuation allowance is primarily related to an increase in net operating losses as well as stock-based compensation. The total valuation allowance results from the Company’s position that it is more likely than not able to realize their net deferred tax assets.
At June 30, 2017, and prior to this date, the Company had estimated federal and state net operating loss carryforwards. For the periods prior to the year ending June 30, 2017, the Company is unable to accurately verify or compute the applicable federal and state net operating losses. The Company’s tax year end was on a calendar year end December 31. Such losses may not be utilizable or possibly eliminated under IRC Section 382/383, change of ownership rules. Management is in the process of reviewing IRC Section 382/383 at the time of this filing for the period indicated.  The federal net operating loss for the period ending June 30, 2021, is estimated to be approximately $20.6 million and for state $6.3 million. The federal net operating loss for the period ending June 30, 2022, is estimated to be approximately $37.8 million and for state $13.1 million. These carryforwards may be subject to an annual limitation under I.R.C. §§ 382 and 383 and similar state provisions, if the Company experienced one or more ownership changes which would limit the amount of the NOL and tax credit carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by

I.R.C. §§ 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than fifty (50) percentage points over a three-year period. The Company has not completed an I.R.C. § 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate. As of June 30, 2022 and 2021, the Company’s UK entity Mission Media Limited carryforward NOLs were approximately $4.0 million and $3.9 million, respectively.
On June 12, 2017, the Company entered into a merger agreement with Troika Design Group, Inc. and subsidiaries (“Design”) and Daniel Pappalardo, the sole shareholder of Design. In conjunction with this merger, we believe that the Company experienced an “ownership change” within the meaning of Sections 382 and 383 of the Code. An ownership change is generally defined as a more than fifty (50) percentage point increase in equity ownership by “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any three-year period or since the last ownership change if such prior ownership change occurred within the prior three-year period. As a result of the ownership change on June 12, 2017, the limitations on the use of pre-change losses and other carry forward tax attributes in Sections 382 and 383 of the Code apply and the Company may not be able to utilize any portion of their NOL carry forwards from the years prior to June 12, 2017, and the portion of the NOL for June 30, 2017, allocable to the portion of the year prior to June 12, 2017. NOLs from subsequent years should not be affected by the ownership change on June 12, 2017.
There is a new tax on global intangible low-taxed income ("GILTI") of subsidiaries of US parents. This new tax law is based on the excess of foreign income over a specified return (deemed return on tangible assets of foreign corporation). This will result in a US tax on foreign earnings where: (i) there is not a large aggregate foreign fixed asset base; and (ii) foreign earnings are taxed at a low rate. For ASC 740 (Accounting for Income Tax), it is acceptable to recognize the GILTI in the year in which it is included on the tax return on the basis that it is triggered by the existence, on an aggregate basis, of "excess" low-taxed foreign income in that year. For IFRS tax accounting and GAAP, it is acceptable to recognize the charge for GILTI in the year in which it is included on the tax return on the basis that it is triggered by the existence, on an aggregate basis, of "excess" low-taxed foreign income in that year. Since the Mission foreign subsidiaries for the year ending June 30, 2022, recorded an operating loss of approximately $7.4 million. There is no current GILTI tax recorded as a period cost. The Company is in the process of reviewing GILTI, as it is computed on a cumulative basis, as it relates to United States Repatriation Tax, as well as GILTI.
As of December 31, 2019, the Company had an estimated net operating loss (NOL) carryforward of approximately $38.4 million. The NOL carryforward estimated to begins to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a Section 382 limitation on its NOLs that will limit the use of its NOLs in the future. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

The Company had filed delinquent 2016, 2017 and 2018 federal, state and local tax returns in October 2020. These tax returns remain open to audit until October 2023.

NOTE 16 – SUBSEQUENT EVENTS
Sale Tax Lien

During the year ended June 30, 2022, the Company was notified of an amount due regarding a New York State sales tax audit for the period of June 30, 2010, through May 31, 2016. The funds were garnished by the New York State Department of Taxation and Finance from the Troika Bank account on July 8, 2022. The Company is currently engaged with a tax firm to assess the liability and recover funds. As of June 30, 2022, the approximately $0.8 million is recorded in accrued expenses on the balance sheet.
Director Election

On July 15, 2022, Randall Miles, was elected as a director, as well as Chairman, of the Board of Directors (the “Board”) of Troika Media Group, Inc. (the “Company”).
Mission UK

In August 2022, the Company’s board of directors approved the sale of Mission-Media Holdings Limited and its UK subsidiary Mission Media Limited (collectively, “Mission UK”) to a third-party for a purchase price of $1,000. Mission UK is a brand experience and communications agency, and is a subsidiary of the Company.

The Company is in the process of negotiating the repayment of the approximate $13.0 million due to related party balance. It is anticipated that the fair value of this negotiated repayment amount and timing of such will result in the balance being reduced substantially. As a result, the Company has determined that the goodwill in the amount of $6.7 million should be fully impaired at June 30, 2022. Such amount is recorded in impairment and other (gains) losses, net in the consolidated statements of operations.

The carrying amounts of the assets and liabilities of the Mission UK line of business through June 30, 2022, are as follows:

ASSETS
Current assets:
Cash	$1,418,480
Accounts receivable, net of allowances	246,717
Prepaid expenses and other current assets	967,794
Total current assets	$2,632,991
Noncurrent assets:
Operating lease right-of-use asset	$1,910,917
Property & equipment, net	59,332
Total noncurrent assets	$1,970,249
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$764,499
Deferred revenue	2,203,744
Taxes payable	631,640
Due to related parties	12,027,978
Operating lease liability – short term portion	457,865
Total current liabilities	$16,085,726
Noncurrent liabilities:
Operating lease liability – long term portion	$1,315,380
Other liabilities	40,734
Total noncurrent liabilities	$1,356,114

Revenues and losses from the Mission UK line of business for the year ended June 30, 2022 were approximately $8.4 million and ($700,000 USD), respectively. The Company agreed to fund 500,000 GBP ($609,500 USD) to Mission UK as part of the sale transaction.

Series E Private Placement

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with each holder of our Series E Preferred Stock (each a “Series E Holder”), pursuant to which (i) each Series E Holder will exchange its existing warrant to purchase our common stock, dated March 16, 2022 (the “Old Warrants”), for new warrants to purchase our common stock (the “New Warrants”) and (ii) each Series E Holder consented to changes in the terms of the private placement effected by the Company on March 16, 2022 (the “New PIPE Terms”), including an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”).

In consideration for the issuance of the New Warrants and the other New PIPE Terms, we will file an amended and restated certificate of designation for the Series E Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to effect certain changes contemplated by the Exchange Agreement.

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

a.New Warrant Exercise Price: The New Warrant exercise price per share of common stock is $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will revert to $2.00, subject to further adjustment as set forth in the New Warrant.
b.Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily VWAPs of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022, and November 21, 2022.
c.Standstill Period: The Series E Holders agreed to a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder may convert not more than fifty (50%) percent of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.
d.Series E Buyout. During the Standstill Period the Company will use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Series E Holders at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation.
e.Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s common stock for a price less than $0.30 per share.
f.Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts).

The Company has evaluated subsequent events through September 28, 2022, the date which the financial statements were issued.

(a)    Exhibits
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

2.3
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

2.7
Membership Interest Purchase Agreement by and among Troika Media Group, Inc., Converge Acquisition Corp. (collectively, the “Purchaser) and Thomas Marianacci, Maarten Terry, Sadiq (“Sid”) Toama and Michael Carrano (collectively, the “Sellers”) (6)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as corrected and amended.

3.2	Amended and Restated By-Laws of the Registrant adopted on March 29, 2021. (3)

3.5
Articles of Merger dated July 7, 2017 changing the Registrant’s name to M2 nGage Group Inc. is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2017.

3.8	Filed Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (4)

4.1
Financing Agreement dated as of March 21, 2022 by and among Troika Media Group, Inc., as Borrower, each subsidiary of Borrower as a Guarantor, the Lenders from time to time party hereto, and Blue Torch Finance, LLC, as Administrative Agent and Collateral Agent. (4)

4.2	Pledge and Security Agreement (4)

4.3	Intercompany Subordination Agreement (4)

4.4	Common Stock Purchase Warrant issued to Blue Torch Finance LLC (4)

4.5	Registration Rights Agreement with Blue Torch Finance LLC (4)

4.6	2015 Employee, Director and Consultant Equity Incentive Plan. (2)

4.7	Form of Common Stock Purchase Warrant (included in Exhibit 10.11) (3)

4.8	2021 Employee, Director & Consultant Equity Incentive Plan (5)

4.9	Form of Common Stock Purchase Warrant dated March 2022. (7)

4.10	Form of Registration Rights Agreement dated as of March 16, 2022. (7)

4.11	Form of Securities Purchase Agreement dated as of March 16, 2022. (7)

10.1
Amended and Restated Executive Employment Agreement dated as of February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and Christopher Broderick, as amended on June 1, 2017, June 12, 2017 and June 5, 2018.(2) (10)

10.2
Amended and Restated Consulting Agreement dated February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and SAB Management LLC, as amended on August 8, 2017, April 16, 2018 and June 5, 2018.(2)

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (2)

10.4
Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017 (11)

10.5	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (3)

10.6	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (2)

10.7	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (3)

10.8	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC (3)

10.9	Office Lease dated April 22, 2021, for 9-23 Fitzroy Street, London, WC2 UK

10.10
Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.(10)

10.11
Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

10.12	Form of Lock-Up Agreement is incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.

10.13	Executive Employment Agreement by and between Troika Media Group Inc. and Sadiq (“Sid”) Toama.

10.14	Executive Employment Agreement by and between Troika Media Group Inc. and Thomas Marianacci.

10.15	Executive Employment Agreement dated as of May 23, 2022 by and between Troika Media group, Inc. and Erica Naidrich (9)

10.16	Separation Agreement dated as of May 19, 2022 by and between Troika Media Group and Robert Machinist (9)

10.17	Separation Agreement dated as of June _,2022 by and between Troika Media Group and Christopher Broderick (10)

10.18	Office Lease dated April 19, 2019 for 25 W 39th Street, New York, New York 10018.

14.1	Corporate Code of Conduct. (1)

21.1*	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Troika’s Form 10-K Report for the year ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
_____________
*Filed herewith
(1)Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on March 19, 2021
(2)Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on August 1, 2019
(3)Incorporated by reference to the Registrant’s Registration Statement No. 333-254889 filed on March 31, 2021, as amended on April 8, 2021
(4)Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed on March 22, 2022
(5)Incorporated by reference to the Registrant’s Schedule 14C Information Statement filed on January 6, 2022
(6)Incorporated by reference to the Registrant’s Form 8-K filed on February 24, 2022
(7)Incorporated by reference to the Registrant’s Form 8 K filed on March 18, 2022
(8)Incorporated by reference to the Registrant’s Form 8 K filed on April 27, 2022
(9)Incorporated by reference to the Registrant’s Form 8 K filed on May 25, 2022
(10)Incorporated by reference to the Registrant’s Form 8 K filed on June 13, 2022
(11)Incorporated by reference to the Registrant’s Form 8 K filed on April 20, 2022
(b)Financial Statement Schedules
Financial Statement Schedules are omitted because the information is included in our financial statements or notes to those financial statements.

Item 16. Form 10-K Summary.
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROIKA MEDIA GROUP, INC.

By:	/s/ Erica Naidrich
Name:	Erica Naidrich
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sid Toama
Sid Toama	President and Chief Executive Officer	September 28, 2022
(Principal Executive Officer)

/s/ Erica Naidrich
Erica Naidrich	Chief Financial Officer	September 28, 2022
(Principal Financial and Accounting Officer)

/s/ Randall Miles
Randall Miles	Chairman of the Board	September 28, 2022

/s/ Thomas Ochocki
Thomas Ochocki	Director	September 28, 2022

/s/ Sabrina Yang
Sabrina Yang	Director	September 28, 2022

/s/ Wendy Parker
Wendy Parker	Director	September 28, 2022

/s/ Martin Pompadur
Martin Pompadur	Director	September 28, 2022