Form 10-Q
period 2022-09-30
Troika Media Group, Inc.
filed 2022-11-14
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2022 Estimated average burden hours per response....... 186.82
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________
Commission File Number: 001-40329

Troika Media Group, Inc.
(Exact name of registrant as speciﬁed in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)

25 West 39th Street, 6th Floor, New York, NY	10018
(Address of principal executive oﬃces)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at November 11, 2022
Common Stock, $.001 par value	67,831,116

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q the words “believe,” “anticipate,” “expect,” “may,” “will,” “assume,” “should,” “predict,” “could,” “would,” “intend,” “targets,” “estimates,” “projects,” “plans,” and “potential,” and other similar words and expressions of the future, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements about the Company’s future financial and operating results and the Company’s plans, objectives, and intentions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from the statements, including, but not limited to:

•the success of our transformational reorganization of strategy, governance and management following our acquisition of Converge Direct, LLC and its affiliates;
•our ability to adapt to a rapidly changing industry and new business model;
•our reliance on clients to make investments in our services;
•our ability to retain major clients;
•our lack of long-term agreements with our clients;
•the ability of our clients to work with our competitors;
•our reliance on our management team and other key employees;
•the impact of litigation on our management team, business, financial position and results of operations;
•the impact of seasonality on the business needs and investments of our clients;
•our ability to compete effectively against other digital and offline marketing alternatives or meet metrics required by our clients
•the market for offline customer acquisition services;
•our reliance on third-party digital and offline media sources, including strategic partners;
•revisions to digital algorithms and consumer engagement ecosystems;
•potential liability for the information we communicate to consumers;
•our ability to detect click-through or other fraud on advertisements;
•our long sales cycles and customer concentration;
•our ability to develop new offerings, achieve increased consumer adoption of those offerings or penetrate new markets
•online data privacy and security risks and our ability to maintain adequate safeguards to protect the security, confidentiality and integrity of personally identifiable information;
•our ability to protect our intellectual property; and
•general competitive, economic, political, and market conditions, including economic conditions in the markets where we operate.

Other factors not identified above, including those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2022, our quarterly reports on Form 10-Q, and current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website at http://www.sec.gov, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

Troika Media Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2022	June 30, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,666,843	$32,673,801
Accounts receivable, net	37,282,536	9,421,497
Prepaid expenses and other current assets	2,303,838	1,289,183
Contract assets	328,936	23,586,036
Total current assets	72,582,153	66,970,517
Other assets -long term portion	2,613,957	2,124,832
Property and equipment, net	649,026	589,205
Right-of-use lease assets	6,158,667	8,965,426
Amortizable intangible assets, net	68,127,755	70,306,005
Goodwill	55,349,535	55,349,535
Total assets	$205,481,093	$204,305,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,995,046	$15,298,068
Accrued and other current liabilities	4,611,429	5,478,868
Accrued billable expenses	20,546,169	23,170,680
Acquisition liabilities	9,233,902	9,108,504
Current portion of long term debt, net of deferred financing costs	1,521,095	1,538,220
Convertible note payable	60,006	50,000
Note payable - related party - short term portion	60,000	100,000
Deferred revenue	9,132,043	11,321,159
Operating lease liability - short term portion	1,440,080	2,682,457
Taxes payable, net	220,610	689,882
Derivative liabilities- financing warrants	31,157,612	30,215,221
Preferred stock liability	15,720,227	15,996,537
Contingent liability	301,350	3,615,000
Total current liabilities	118,999,569	119,264,596
Long term liabilities:
Long-term debt, net of deferred financing costs	65,233,435	65,581,203
Operating lease liability - long term portion	7,608,072	8,994,073
Other long-term liabilities	226,947	74,909
Total liabilities	192,068,023	193,914,781
Stockholders’ equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized	—	—
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized, none outstanding as of September 30, 2022 and June 30, 2022)	—	—
Series B Preferred Stock ($0.01 par value: 3,000,000 shares authorized, none outstanding as of September 30, 2022 and June 30, 2022)	—	—
Series C Preferred Stock ($0.01 par value: 1,200,000 shares authorized, none outstanding as of September 30, 2022 and June 30, 2022)	—	—
Series D Preferred Stock ($0.01 par value: 2,500,000 shares authorized, none outstanding as of September 30, 2022 and June 30, 2022)	—	—
Series E Preferred Stock ($0.01 par value: 500,000 shares authorized, 491,114 and 500,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	7,914	8,000
Common stock, ($0.001 par value: 800,000,000 shares authorized; 66,368,616 and 64,209,616 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively)	45,819	43,660
Additional paid-in-capital	237,667,560	236,876,523
Accumulated deficit	(224,308,223)	(225,582,006)
Accumulated other comprehensive loss	—	(955,438)
Total stockholders’ equity	13,413,070	10,390,739
Total liabilities and stockholders’ equity	$205,481,093	$204,305,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2022	2021

Revenues	$119,809,958	$8,349,000
Cost of revenues	101,055,664	4,837,000
Gross margin	18,754,294	3,512,000
Operating expenses:
Selling, general and administrative expenses	9,305,955	6,803,000
Depreciation and amortization	2,232,509	202,000
Restructuring and other related charges	934,147	—
Total operating expenses	12,472,611	7,005,000
Operating income (loss)	6,281,683	(3,493,000)
Other income (expense):
Interest expense	(2,835,588)	(13,000)
Loss contingency on equity issuance	(301,350)	—
Net gain on sale of subsidiary	82,894	—
Foreign exchange loss	(944,416)	(16,000)
(Loss) gain on change in fair value of derivative liabilities	(942,390)	12,000
Miscellaneous income	95,318	1,371,000
Total other (expense) income	(4,845,532)	1,354,000
Income (loss) from operations before income taxes	1,436,151	(2,139,000)
Income tax expense	(162,368)	—
Net income (loss)	$1,273,783	(2,139,000)
Foreign currency translation adjustment	—	31,000
Comprehensive income (loss)	$1,273,783	$(2,108,000)

Earnings (loss) per share:
Basic	$0.02	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average number of shares outstanding:
Basic	65,289,116	41,422,781
Diluted	203,017,186	41,422,781
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Three Months Ending September 30, 2022 and 2021
(Unaudited)

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
	Amount	Amount	Amount
Balance - June 30, 2021	$7,000	$—	$40,000	$204,788,000	$1,210,000	$(186,889,000)	$(418,000)	$18,738,000
Net Loss	—	—	—	—	—	(2,139,000)	—	(2,139,000)
Common stock issued related to Redeeem acquisition	—	—	—	1,210,000	(1,210,000)	—	—	—
Record vested deferred compensation relating to Redeeem employees	—	—	4,000	801,000	—	—	—	805,000
Stock-based compensation	—	—	—	174,000	—	—	—	174,000
Foreign currency translation reclassification	—	—	—	—	—	—	31,000	31,000
Balance- September 30, 2021	$7,000	$—	$44,000	$206,973,000	$—	$(189,028,000)	$(387,000)	$17,609,000
`

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
	Amount	Amount	Amount
Balance - June 30, 2022	$—	$8,000	$43,660	$236,876,523	$—	$(225,582,006)	$(955,438)	$10,390,739
Net income	—	—	—	—	—	1,273,783	—	1,273,783
Stock-based compensation expense	—	—	—	516,800	—	—	—	516,800
Conversion of preferred stock	—	(86)	2,159	274,237	—	—	—	276,310
Reclassification of foreign currency translation loss	—	—	—	—	—	—	955,438	955,438
Balance- September 30, 2022	$—	$7,914	$45,819	$237,667,560	$—	$(224,308,223)	$—	$13,413,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,273,783	$(2,139,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,232,509	202,000
Amortization of right-of-use assets	521,774	—
Amortization of deferred financing costs	591,357	—
Stock-based compensation expense	516,800	979,000
Accretion of fair value liability	125,398	—
Net gain on sale of subsidiary	(82,894)
Imputed interest for note payable	10,006
Loss contingency on equity issuance	301,350
Loss on early termination of operating lease	202,150	3,000
Loss (gain) on derivative liabilities	942,390	(12,000)
Tax provision on income	162,368	0
Provision (reversal) for bad debt	61,671	(69,000)
Change in operating assets and liabilities:
Accounts receivable	(5,614,459)	(580,000)
Contract assets	(85,282)	—
Prepaid expenses	(1,112,772)	45,000
Accounts payable and accrued expenses	6,837,288	(969,000)
Other assets	(787,900)	(68,000)
Operating lease liability	(583,058)	(222,000)
Due to related parties	—	(34,000)
Contract liabilities	(267,420)	771,000
Other long term liabilities	177,271	(168,000)
Net cash provided by (used in) operating activities	5,422,330	(2,261,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received for sale of Mission UK	(1,185)	—
Purchase of property and equipment	(170,851)	(68,000)
Net cash used in investing activities	(172,036)	(68,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made for loss contingency on equity issuance	(3,615,000)	—
Principal payments made for bank loan	(956,250)	—
Payments for note payable to related party	(40,000)	(20,000)
Net cash used in financing activities	(4,611,250)	(20,000)
Effect of exchange rate on cash	(646,002)	35,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,958)	$(2,314,000)
CASH AND CASH EQUIVALENTS — beginning of period	32,673,801	12,066,000
CASH AND CASH EQUIVALENTS — end of period	$32,666,843	$9,752,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,077,285	$3,000
Noncash investing and financing activities:
Right-of-use assets acquired through adoption of ASC 842	$—	$467,000
Conversion of Series E Preferred shares to common stock	$274,237	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

TROIKA MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business and Basis of Presentation
Description of Business

Troika Media Group, Inc. (together with its subsidiaries, the “Company”, “our” or “we”), incorporated in Nevada in 2003, is a professional services company that architects and builds enterprise value in consumer brands to generate scalable performance driven revenue growth through customer acquisition. The Company delivers on three solutions' pillars that CREATE brands and experiences and CONNECT consumers through emerging technology products and ecosystems to deliver PERFORMANCE-based measurable business outcomes.

On March 22, 2022, the Company, through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement (“MIPA”) for the acquisition of all the equity of Converge Direct, LLC and its affiliates (“Converge”) and 40% of the equity of Converge Marketing Services, LLC, an affiliated entity, for an aggregate purchase price of $125.0 million valued at $114.9 million (the "Converge Acquisition"). The MIPA identifies the seller parties as the Converge Sellers.

On August 1, 2022 the Company sold the equity of Mission Media Limited and Mission Media Holdings Limited (collectively, Mission UK).

The Company operates and reports financial information in one segment. Substantially all revenues and assets of the Company are attributed to or located in the United States and are primarily concentrated in the New York City metropolitan area.
Unaudited Interim Financial Statements
The accompanying interim consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The financial statements as of September 30, 2022 and for the three months ended September 30, 2022 and 2021 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.
NOTE 2. Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Troika Media Group Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable and the determination of the allowance for doubtful accounts, the valuation and useful life of capitalized equipment costs and long-lived assets, valuation of warrants and options, the determination of the useful lives and any potential impairment of long-lived assets such as intangible assets and goodwill, the allocation of purchase consideration to assets and liabilities due to the Converge Acquisition, stock-based compensation, and deferred tax assets. Management believes its use of estimates in the consolidated financial statements to be reasonable.
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements Not Yet Adopted
On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. This ASU replaces the probable, incurred loss model for those assets. On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022, for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Company is currently evaluating the impacts of this pronouncement and does not expect it to have a material impact on the financial statements.
NOTE 3. Revenue and Accounts Receivable
The Company generates revenues primarily by delivering both managed services and performance based marketing services to customers. The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.

Managed and Professional Services

The Company provides a service (such as, but not limited to, media planning, media buying, media ROI measurement, and media or marketing performance reporting). The Company is compensated for the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product or service as well as the Company’s margin, which is arranged in one of three ways (i) a predetermined retainer amount (ii) cost plus margin or (iii) a predetermined commission percentage based on the total media spend executed by the Company on a client’s behalf.

As per ASC 606-10-25-31, the Company recognizes managed and professional service fees over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. Revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of inputs is the costs consumed by a project in relation to its total anticipated costs. As part of the close process, the Company compiles a preliminary percentage of completion ("POC") for each project which is the ratio of incurred costs to date in relation to the anticipated costs from the production team’s approved budgets. The POC ratio is then applied to the contracted revenue and the pro-rated revenue is then recognized accordingly.

Consultative service engagements typically do not incur a significant amount of direct costs; however, any costs are recognized as incurred. Professional services fees are recognized evenly throughout the term of the agreement.

Performance Solutions (“Pay Per Event”)

The Company provides to its clients the ability to pay for a marketing or sales event rather than incurring the media and services expense in a managed service engagement. The Company utilizes the same functions that it delivers in its managed services offering, but only charges a client for a predetermined marketing or sales outcome. The fees in this situation will typically be tied to a (i) cost per phone call, (ii) cost per web form lead, (iii) cost per consumer appointment, (iv) cost per qualified lead, and (v) cost per sale. There is a premium that is charged to the client for the Performance Solutions service due to the fact that the Company is taking on the cost risk associated with the services and media that it is executing without knowing that revenue will be generated. The risk is mitigated by the fact that the client has agreed to purchase the “work product’” (lead, call, etc.) at a predetermined cost and the Company charges higher margins associated with the service.

The Company recognizes revenues for performance advertising when a user engages with the advertisement, such as a click, a view, or a purchase. Generally, advertising revenues are reported on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and amounts paid to suppliers are recorded as cost of revenues. Where we are the principal, we control the advertising and services before they are transferred to our customers. Our control is evidenced by our being primarily responsible to our customers and having a level of discretion in establishing pricing.

The Company’s payment terms vary by the type of customer. Generally, payment terms range from prepayment to sixty (60) days after revenue is earned.

Principal versus Agent Revenue Recognition

Our customers reimburse us for expenses relating to the out-of-pocket costs associated with the provision of Managed Services engagements. This includes third party expenses such as media costs and administrative fees, technology fees, production expenses, data costs, and other third-party expenses that the Company incurs on behalf of a client that is needed to deliver the services. In accordance with ASC 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors and is liable for any overages, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net. Accruals for costs incurred but not yet billed by third parties are recorded in accrued billable expenses on the consolidated balance sheets.

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

The following table provides information about current contract balances from contracts with customers:

	September 30,	June 30,
	2022	2022
Accounts receivable	$37,282,536	$9,421,497
Contract assets	328,936	23,586,036
Deferred revenue	9,132,043	11,321,159

Accounts receivable is presented net of allowance for doubtful accounts. The Company analyzes receivables aging, customer specific risks, and other factors to estimate its allowance. The Company’s allowance for doubtful accounts was $449,000 and $552,000 as of September 30, 2022 and June 30, 2022, respectively.

The amount of revenue recognized during the three months ended September 30, 2022, relating to the deferred revenue recorded as of June 30, 2022, was $8.4 million.
NOTE 4. Property and Equipment
Property and equipment consist of the following as of September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Computer equipment	$803,026	$841,205
Website design	6,000	6,000
Office machine & equipment	109,000	91,000
Furniture & fixtures	337,000	413,000
Leasehold improvements	428,000	379,000
Total Property and equipment	1,683,026	1,730,205
Less: accumulated depreciation	(1,034,000)	(1,141,000)
Property and equipment, net	$649,026	$589,205
During the three months ended September 30, 2022 and 2021, depreciation expense was $52 thousand and $30 thousand, respectively.
Note 5. Amortizable Intangible Assets
The Company's intangible assets subject to amortization are as follows:

	September 30, 2022	June 30, 2022
Customer relationship	$58,559,755	$58,559,995
Non-core customer relationships	760,000	760,010
Non-compete agreements	1,430,000	1,430,000
Technology	10,400,000	10,920,000
Tradename	7,510,000	7,570,000
Workforce acquired	2,125,000	2,125,000
Total intangible assets	80,784,755	81,365,005
Less: accumulated impairment expense	—	(446,000)
Less: accumulated amortization	(12,657,000)	(10,613,000)
Total Amortizable intangible assets, net	$68,127,755	$70,306,005

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
During the three months ended September 30, 2022 and 2021, amortization expense was $2,178,250 and $172,000, respectively.
Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. For the three months ended September 30, 2022 and 2021, the Company had no impairments.
Note 6. Debt
Senior Secured Credit Facility
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
The Credit Facility provides for: (i) a Term Loan in the amount of $76,500,000; (ii) an interest rate of the Libor Rate Loan of three months; (iii) a four-year maturity amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% of the Credit Facility paid at closing, plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50% of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive covenants in the Credit Facility and leverage ratios, fixed charge coverage ratios, and maintaining liquidity of at least $6,000,000 at all times.
As of September 30, 2022, the Company was in default on the Financing Agreement due to the Company’s failure to satisfy certain financial and non-financial covenants under the Financing Agreement. The Company currently is and has been addressing these items and is working in good faith with Blue Torch on an amendment to the loan. On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of all events of default that are continuing under the Financing Agreement dated March 21, 2022.
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
In connection with the aforementioned note, the Company recorded debt discount and issuance costs totaling $9.2 million. As of September 30, 2022, the debt issuance costs was approximately $7.8 million, consisting of the current portion of approximately $2.3 million and the long-term portion of approximately $5.5 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. The company recognized approximately $0.6 million in amortization of debt discount for the three months ended September 30, 2022, and made principal payments totaling approximately $1.0 million.

At September 30, 2022, the principal payments required under the Term Loan Facility are as follows:

Remainder of fiscal year ending June 30, 2023	$2,868,750
Fiscal year ending June 30, 2024	3,825,000
Fiscal year ending June 30, 2025	3,825,000
Fiscal year ending June 30, 2026	64,068,750
Total	$74,587,500
At any time on or after March 21, 2022 and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect, this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.
Using the Black-Scholes model, the fair market value was determined to be $31.2 million and $30.2 million on September 30, 2022 and June 30, 2022, respectively, as a warrant liability and a $0.9 million loss on derivative liabilities as recorded in the three months ending September 30, 2022.
Convertible Note Payable
As of September 30, 2022 and June 30, 2022, there was a total of $60 thousand and $50 thousand, respectively, in convertible notes payable outstanding. The Company recorded $10 thousand and $1 thousand in interest expense relating to convertible note payables during the three months ended September 30, 2022 and 2021, respectively.
Note Payable
As of September 30, 2022 and June 30, 2022, the Company owed the founder and former CEO of Troika Design Group, Inc., Dan Pappalardo, approximately $60 thousand and $100 thousand, respectively. During the three months ending September 30, 2022 and 2021, the Company made payments of $40 thousand and $20 thousand in principal, respectively.
Note 7. Leases
The Company has various operating leases for office space. Some leases include options to extend the lease term, generally at the Company's discretion. The leases generally provide for fixed annual rentals plus certain other costs. The Company's lease agreements do not include any material residual value guarantees or material restrictive covenants. Since the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate as of the lease commencement date to determine the present value of future lease payments. Upon the adoption of ASC Topic 842, Leases, the Company used the incremental borrowing rate on July 1, 2019 for all operating leases that commenced prior to that date.
Lease costs were approximately $0.7 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.
In September 2022, the Company terminated the lease of one of their office facilities in Englewood Cliffs, NJ. As part of company-wide restructuring, the Company made the decision to cease using this space as of September, 2022, and has no foreseeable plans to occupy it in the future. As of September 30, 2022 the company has made a $100 thousand payment and accrued an additional $100 thousand, which was paid on October 28, 2022. Further, the company derecognized the associated right of use asset, and lease liability, and recorded a loss on the early termination of the lease, which is recognized on the Statement of Operations on the line restructuring charges.

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

Undiscounted Cash Flows
Weighted-average discount rate for operating leases	5.50%
Weighted-average remaining operating lease term in years	3.2 years

As of September 30, 2022, the maturities of the Company's operating lease liabilities are as follows:

Remainder of fiscal year ending June 30, 2023	$1,658,000
2024	1,998,000
2025	1,706,000
2026	1,436,000
2027	1,378,000
Thereafter	2,463,152
Total undiscounted operating lease payments	10,639,152
Less: Imputed interest	(1,591,000)
Total operating lease liabilities	9,048,152
Less: current portion of operating lease liabilities	1,440,080
Non-current operating lease liabilities	$7,608,072
Note 8 – Commitments and Contingencies
Commitments
As discussed in our 2022 Annual Report, we have guaranteed certain obligations relating principally to operating leases, and lines of credit. As of September 30, 2022 and June 30, 2022, the amount of Company guarantees on lease obligations was approximately $10.6 million and $13.9 million, respectively, the amount of Company guarantees relating to credit facility obligations was approximately $74.6 million and $75.5 million, respectively.
See Note 6 for the principal repayments required under the Company's Credit Facility. See Note 7 for the minimum lease payments required to be made by the Company.
Legal Matters
We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.
Note 9. Fair Value Measurements

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs are developed using market data, such as publicly available information about actual events or transactions, and reflect the assumptions that market participants would use when pricing the asset or liability. Unobservable inputs are inputs for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when pricing the asset or liability.

The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liability	$—	$—	$31,157,612	$31,157,612

The estimated fair value of the warrant liability at September 30, 2022 was determined using Level 3 inputs. Inherent in a Black-Scholes options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022 and June 30, 2022:

	As of September 30, 2022	As of June 30, 2022
Exercise price	$0.37	$0.76
Unit price	$0.55	$2.00
Volatility	70.00%	63.60%
Expected life	4.5 years	5.0 years
Risk-free rate	4.06%	2.42%
Dividend yield	—%	—%

The change in the fair value of the derivative warrant liabilities for the three months ended September 30, 2022 is summarized as follows:

Warrant liability at June 30, 2022	$30,215,221
Change in fair value of warrant liabilities	942,390
Warrant liabilities at September 30, 2022	$31,157,611

Investment in Nonconsolidated Entity

On March 22, 2022, the Company acquired 40% of the equity of Converge Marketing Services, LLC ("CMS"), an affiliate of Converge, which is accounted for under the equity method of accounting. The Company’s investment in CMS does not have a readily determinable fair value. As of September 30, 2022 and June 30, 2022, the Company's carrying amount of the investment was insignificant.

Note 10. Equity

Stock Compensation

See Note 14 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for more information regarding (i) 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”), and (ii) Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Equity Plan”). Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $516,800 and $979,000 for the three months ended September 30, 2022 and 2021, respectively.

Non-Qualified Stock Options (“NQSOs”) Award Activity

The following table summarizes activity relating to holders of the Company’s NQSOs for the three months ended September 30, 2022:

	Number of:
	Nonperformance based vesting NQSO's	Weighted average exercise price	Weighted Average remaining contractual term (in years)	Aggregate Intrinsic value
Balance:
June 30, 2022	3,657,833	$1.04	0.6	$1,824,232
September 30, 2022	5,848,387	$1.17	1.33	$—
Exercisable at:
June 30, 2022	2,997,972	$1.04	0.14	$1,806,539
September 30, 2022	3,261,681	$1.07	0.29	$—
Restricted Share Units Award Activity
The following table summarizes activity relating to holders of the Company’s RSUs for the three months ended September 30, 2022:

	Number of:
	Nonperformance based vesting RSU's	Weighted-Average Fair Value Per Share At Date of Grant
Outstanding award balance as of June 30, 2022	1,100,000	$1.02
Granted	100,000	0.74
Exercised	—	—
Outstanding award balance as of September 30, 2022	1,200,000	$1.00
Vested	450,000	1.07
Unvested	750,000	1.17

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended September 30, 2022, and September 30, 2021:

	For the three months ended September 30,
	2022	2021
Net income (loss)	$1,273,783	$(2,139,000)

Weighted-average number of common shares outstanding at 9/30/2022	65,289,116	41,422,781
Warrants to purchase common stock (Blue Torch)	3,475,611	—
Convertible preferred stock	134,252,459	—
Diluted weighted-average number of common shares outstanding at 9/30/2022	203,017,186	41,422,781

Net earnings (loss) per share:
Basic	$0.02	$(0.05)
Diluted	$0.01	$(0.05)
Series E Private Placement

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with each holder of our Series E Preferred Stock (each a “Series E Holder”), pursuant to which (i) each Series E Holder will exchange its existing warrant to purchase our common stock, dated March 16, 2022 (the “Old Warrants”), for new warrants to purchase our common stock (the “New Warrants”), and (ii) each Series E Holder consented to changes in the terms of the private investment in public equity (“PIPE”) placement effected by the Company on March 16, 2022 (the “New PIPE Terms”), including an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”).

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

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

a.New Warrant Exercise Price: The New Warrant exercise price per share of common stock is $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate o f Designation are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will revert to $2.00, subject to further adjustment as set forth in the New Warrant.
b.Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices ("VWAPs") of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022, and November 21, 2022.
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
f.Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended September 30, 2022. The Company accrued an additional $301 thousand at September 30, 2022 which is recorded in loss contingency on equity issuance on the statements of operations and comprehensive income (loss).

Note 11. Related Party
Related Party Transactions

During third quarter fiscal year 2022, in connection with the Converge Acquisition, the Company incurred amounts due to the Converge Sellers totaling $9.2 million. The Converge Sellers include Sadiq "Sid" Toama, CEO of Troika, Tom Marianacci, Head of Acquisition and Performance, of the Converge subsidiaries, wholly owned subsidiaries of Troika and Mike Carrano, Executive Director, Acquisition and Performance are all party to the amounts due. As of September 30, 2022 and June 30, 2022, $9.2 million is outstanding and included on the balance sheet under acquisition liabilities.
Business Dispositions
On August 1, 2022, Troika-Mission Holdings, Inc. ("TMH” or “Seller"), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Union Ventures Limited (“UVL”), a company organized under the 2006 Companies Act in the United Kingdom (“Buyer”). Thomas Ochocki (a Troika Director), and Daniel Jankowski (a former Troika Director), are affiliated with Buyer through their ownership of Union Investments Management Limited, UVL’s parent. Subsequent to the sale date, the Company and Mission UK may continue to operate with some shared services. As such, transactions between the Company and Mission UK will no longer be eliminated in consolidation and will be treated as related party transactions.

Per the Purchase Agreement, Buyer purchased from Seller, all of Seller’s right, title, and interest in Mission-Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales and a wholly-owned subsidiary of Seller ("Mission UK") for $1,000 USD. The Company recognized a net gain on sale of approximately $0.1 million, which is recorded within net gain on sale of subsidiary on the Consolidated Statements of Operations and Comprehensive Income (Loss). For further discussion see Note 13 Restructuring.

Note 12. Concentrations of Credit Risk

As of September 30, 2022 and June 30, 2022 three (3) customers made up 60.1% and 75.9%, respectively, of the net receivable balance. For the three months ended September 30, 2022 and 2021, five (5) customers accounted for 78.5% and 59.65%, of our net revenues, respectively. The Company believes there is minimal risk; however, it will continue to monitor.

Note 13. Restructuring

Restructuring actions were initiated in the fourth quarter of 2022, as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. The Company has implemented a cost reduction program, as known as restructuring actions, to lower its operating expenses and to accelerate the transformation of the business in accordance with managements new strategic direction. The Company has incurred certain professional and business expenses as part of ongoing restructuring efforts to streamline business functions and operations, leases, debt and equity commitments.
For the three months ended September 30, 2022, our restructuring activities totaling approximately $0.9 million, included an early lease termination for our New Jersey location, employee severance and other related benefit costs associated with the sale of our Mission UK subsidiary (See Note 14 for further discussion), certain professional fees associated with restructuring activities and support. Such costs are recorded in restructuring and other related charges on the Consolidated Statements of Operations and Comprehensive Loss.
The Company will report restructuring costs when it incurs one-time or infrequent expenses in the process of reorganizing its operations to improve its long-term profitability and efficiency. Restructuring costs are reported as operating charges and aren’t expected to recur in the future. The Company expects to complete its restructuring activities during the three months ended December 31, 2022.

The components of the restructuring charges related to restructuring are listed below.

Three months ended September 30,
2022
Loss on early termination of operating lease	$202,000
Severance and termination costs	136,000
Professional fees	356,000
MUK restructuring costs	240,000
$934,000
There were no such amounts recorded for the three months ended September 30, 2021.

Note 14. Mission Media Ltd Equity Purchase Agreement

On August 1, 2022 Troika Mission Holdings (seller) entered into an equity purchase agreement with Union Ventures Limited (buyer). The buyer purchased from seller, all of the seller's right, title, and interest in and to sellers respective Mission UK shares, including any and all liabilities and assets on as is basis. The buyer shall pay the seller an aggregate purchase price of $1,000. At the closing the seller shall cause a nonrefundable infusion of no less than 500,000 GBP ($609,000 USD) to the buyer for working capital.
The Company sold 100% of its Mission UK subsidiary business to Union Ventures Limited a UK limited liability company formed under the laws of England and Wales (registered no. 14169163) for $1,000 and deconsolidated its investment . The net gain on the deconsolidation was approximately $0.1 million as reported gain on sale of subsidiary in the Statement of Operations in the company's financial statements.

Note 15. Income Taxes

On September 30, 2022, and September 30, 2021, the accompanying consolidated Balance Sheet includes a tax liability of $0.2 million and $0.7 million, respectively. The Company recorded income tax expense of $0.2 million for the three months ended September 30, 2022. There was no expense recorded for the three months ended September 30, 2021.

The effective income tax rates for the three-month periods ended September 30, 2022 and 2021, were 11.3% and 0%, respectively. In addition to state income taxes, nondeductible loss on change in fair value of derivatives, and nondeductible stock-based compensation increased the rate. The Company's utilization of its NOL is expected to be limited to 80% of taxable income.

See Note 15 to the consolidated financial statements for the year ended June 30, 2022, included in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for more information on income taxes.
Note 16. Subsequent Events
Limited Waiver under Financing Agreement
On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of all events of default that are continuing under the Financing Agreement dated March 21, 2022, by and among the Company, the lenders from time to time party thereto (the "Lenders"), and Blue Torch as collateral agent and administrative agent for the Lenders (the “Financing Agreement”). The Limited Waiver expired was set to expire on October 28, 2022. On October 28, 2022, Blue Torch and the Company entered into a further Limited Waiver, which will expire on November 11, 2022, if not terminated earlier by Blue Torch (“Waiver Period”).

The Limited Waiver concerns events of default that relate to the Company’s failure to satisfy certain financial and non-financial covenants under the Financing Agreement. The Company is currently engaged in good faith negotiations with Blue Torch, as agent for the Lenders, to amend the Financing Agreement and cure the events of default, although we cannot assure you that we will be successful in doing so. If the Company is unsuccessful in renegotiating the Financing

Agreement and curing the continuing events of default by the expiration of the Waiver Period, the Company intends to seek further Limited Waivers with Blue Torch, although we cannot assure you that Blue Torch would be willing to grant additional waivers.
Election to change the Company's fiscal year end
On October 20, 2022, the Board of Directors of the Company, approved a change in fiscal year end of the Company from June 30th to December 31st. The Board’s decision to change the fiscal year end is to align with that of its wholly owned subsidiary, Converge Direct, LLC, and its affiliates, which has a December 31st fiscal year end.

Following such change, the date of the Company’s next fiscal year end is December 31, 2023. Consequently, the Company will file a transitional annual report on Form 10-K for the six-month period starting on July 1, 2022, and ending December 31, 2022, to cover such transition period.

Separation with Andrew Bressman

On October 26, 2022, Andrew Bressman (“Bressman”), former strategic advisor to the former CEO of TMG, Robert Machinist, entered into a separation agreement with the Company with respect to his employment agreement dated and entered into on March 16, 2022 (effective from January 1, 2022). As part of Bressman’s employment agreement, he was entitled to severance equal to thirty-six (36) months at his current salary and certain other benefits which were incorporated into a severance agreement on a substantially discounted basis. In lieu of the cash severance payments, Bressman agreed to take 800,000 RSUs in complete satisfaction of the severance obligations under his employment agreement and payments of $51,500 by way of payroll wages and $45,319 by way of accrued paid time off. Mr. Bressman also agreed that he would not trade any converted RSUs until April 21, 2023. The Company also agreed to pay for Mr. Bressman’s healthcare coverage until December 31, 2023. The Company and Bressman exchanged mutual releases and waivers of claims against each other. The above separation terms are independent of the Separation Agreement between the Company and SAB Management, LLC and Bressman as entered into on February 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended June 30, 2022, and the notes thereto (the “Form 10-K”). The management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. See "Cautionary Statement Regarding Forward-Looking Statements" above. Please read Part II, Item 1A. “Risk Factors" of this report for a discussion of factors that could cause our actual results to differ materially from our expectations.

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended June 30, 2022 to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Our MD&A is organized as follows:
Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our unaudited consolidated results of operations for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the three months ended September 30, 2022, as compared with the three months ended September 30, 2021. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations, and off balance sheet arrangements that may have existed at September 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section cross-references a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statement included in our Annual Report on Form 10-K for the year ended June 30, 2022, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies — Critical Accounting Policies” and in the notes to the consolidated financial statements included therein.
Business Overview

Description of our Business

Converge Acquisition

On March 22, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement (“MIPA”) for the acquisition of all the equity of Converge Direct, LLC and its affiliates (“Converge”) and 40% of the equity of Converge Marketing Services, LLC, an affiliated entity, for an aggregate purchase price of $125.0 million valued at approximately $114.9 million. The MIPA identifies the seller parties as the Converge Sellers.

Revenue

The Company has two material revenue streams:

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

Revenue Categories

A key focus of our revenue architecture and growth is how we generate from two Product Lines across all of our revenue streams. Our approach to growth has been to expand our Internal Brand and Data capabilities, which allow us to provide broader consumer outreach for all our clients and optimization of the cost of the customer engagement expense. Our sectors are curated to have consumer linkages that promote our ability to introduce consumers within our engagement ecosystems to our client programs for secondary benefit to us and our clients using the first-party data that we generate.

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

Costs of Revenue

Cost of revenues consists of the payments made to third parties, such as media costs and administrative fees (Google, Meta, The Trade Desk, etc.), technology fees (The Trade Desk, Invoca, LiveRamp, etc.), production expenses (printing, logistics, etc.), data costs, and other third-party expenses that the Company incurs on behalf of a client that is needed to deliver the services.

General and Administrative Expenses

The Company’s selling, general, and administrative expenses primarily consist of administrative costs, including employee compensation and benefits, professional fees, as well as sales and marketing costs.

Income Taxes

See Note 15 to the consolidated financial statements for the year ended June 30, 2022, included in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for more information on income taxes.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021.
The table below sets forth, for the periods presented, certain historical financial information.

	Three Months Ended September 30,
	2022	2021

Revenues	$119,809,958	$8,349,000
Cost of revenues	101,055,664	4,837,000
Gross margin	18,754,294	3,512,000
Operating expenses:
Selling, general and administrative expenses	9,305,955	6,803,000
Depreciation and amortization	2,232,509	202,000
Restructuring and other related charges	934,147	—
Total operating expenses	12,472,611	7,005,000
Operating income (loss)	6,281,683	(3,493,000)
Other income (expense):
Interest expense	(2,835,588)	(13,000)
Loss contingency on equity issuance	(301,350)	—
Net gain on sale of subsidiary	82,894	—
Foreign exchange loss	(944,416)	(16,000)
(Loss) gain on change in fair value of derivative liabilities	(942,390)	12,000
Miscellaneous income	95,318	1,371,000
Total other (expense) income	(4,845,532)	1,354,000
Income (loss) from operations before income taxes	1,436,151	(2,139,000)
Income tax expense	(162,368)	—
Net income (loss)	$1,273,783	$(2,139,000)
Revenues

	Three Months Ended September 30,
	2022	2021
Managed Services	$47,476,973	$—
Performance Solutions	63,441,990	—
Other	8,890,995	8,349,000
Total	$119,809,958	$8,349,000

Revenues for the three months ended September 30, 2022 and 2021, were approximately $119.8 million and $8.3 million, respectively, an increase of approximately $111.5 million or 1,335%. The increase was primarily attributable to the Managed Services and Performance Solutions revenue streams as a direct result of the Converge Acquisition. These revenues were driven by organic growth from existing clients, and substantial growth, most notably, in Performance Solutions revenues. The growth in the Performance Solutions stream was led by the Internal-Brand product line, which is revenue generated from the fees we charge to our clients for consumer leads and sales generated through the Company’s owned and operated brands and intellectual property.

The Converge revenue streams contributed approximately $110.9 million in revenue for the three months ended September 30, 2022, which is representative of 93.2% of the Company's total revenue
Costs of revenues
The costs of revenues, exclusive of operating expenses, for the three months ended September 30, 2022 and 2021 were $101.1 million and $4.8 million, respectively, an increase of $96.2 million, or 1,989%. The increase was primarily attributable to the additional activity from Converge, which was acquired during Q3 2022. During the three months ended September 30, 2022, our cost of revenues were primarily driven by an increase in spending from existing clients and growth in Performance Solutions.
Gross margin
For the three months ended September 30, 2022, gross margin was approximately $18.8 million compared to $3.5 million in the comparable prior year period. The increase is primarily due to the increase in revenues partially offset by the increase in cost of revenues related to the Converge Acquisition as discussed above. The $18.8 million gross margin as of September 30, 2022 was approximately 16% of revenues for the period.
Sales, general and administrative expenses
Sales, general and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $9.3 million and $6.8 million respectively, an increase of $2.5 million or 37%. During the three months ended September 30, 2022, the increase in sales, general, and administrative expenses was primarily driven by the Converge Acquisition, which resulted in increased overhead costs including salaries, payroll taxes, professional fees and rent expense.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2022, increased to approximately $2.2 million from $0.2 million in the prior year quarter. The increase of $2.0 million was primarily attributable to amortization of intangible assets and fixed assets acquired as a part of the Converge Acquisition.

Restructuring and Other Related Charges
For the three months ended September 30, 2022, the Company recorded approximately $0.9 million of restructuring charges related to employee severance and other employee related benefits, the disposal of Mission UK, and the professional costs incurred related to restructuring matters. There were no such amounts recorded in the prior year quarter.
Net gain on sale of subsidiary
For the three months ended September 30, 2022, there was a net gain on the sale of a subsidiary, Mission UK, of approximately $0.1 million. During the three months ended September 30, 2022, the gain on sale of subsidiary was driven by the difference between the Mission UK net book value, the purchase price received by the Company, and a working capital payment made by the Company to Mission UK. This gain was offset by the outstanding intercompany balances between Mission UK and the other consolidated TMG entities.
Interest expense
Interest expense of approximately $2.8 million for the three months ended September 30, 2022, was an increase of approximately $2.8 million from the prior year quarter. This increase is primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 12 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of the Annual Report as of June 30, 2022, on Form 10-K for more information on the Company's Credit Facility.

Foreign exchange loss
For the three months ended September 30, 2022, there was a foreign exchange loss of approximately $0.9 million compared to a foreign exchange loss of $0.02 million in the comparable prior year period. During the three months ended September 30, 2022, the foreign exchange loss was primarily driven by the sale of a foreign subsidiary, Mission UK, which resulted in the foreign currency translation loss previously accounted for in accumulated other comprehensive income being reclassified to the Statement of Operations.

Loss on Change in Fair Value of Derivative Liabilities
For the three months ended September 30, 2022, the Company recognized a loss of approximately $0.9 million from the change in fair value of derivative liabilities. The derivative liabilities are associated with the debt and equity financing related to the Converge acquisition during Q3 2022. There were no such amounts recorded for the three months ended September 30, 2021.

Miscellaneous income (loss)
For the three months ended September 30, 2022 and 2021, the Company recognized approximately $0.1 million of miscellaneous income and $1.4 million of miscellaneous income, respectively. The decrease during the three months ended September 30, 2022, was primarily related to the absence of legal settlements totaling $0.9 million and income from government grants of $0.3 million recorded in the prior year period.

Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization (“Adjusted EBITDA”)

The Company evaluates its performance based on several factors, of which the key financial measure is Adjusted Earnings Before Interest Taxes Depreciation & Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as our net income (loss) before (i) interest expense, net (ii) income tax expense, (iii) depreciation, amortization, and impairments of property and equipment, goodwill and other intangible assets, (iv) stock-based compensation expense or benefit, (v) restructuring charges or credits, (vi) gains or losses on dispositions of businesses and associated settlements, and (vii) certain other non-recurring or non-cash items.

Management believes that the exclusion of stock-based compensation expense or benefit allows investors to better track the performance of the Company's business without regard to the settlement of an obligation that is not expected to be made in cash. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and Adjusted EBITDA measures as its most important indicators of its business performance, and evaluates managements effectiveness with specific reference to these indicators. Adjusted EBITDA should be viewed as a supplement to and not a substitute for net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar titles used by other companies. The Company has presented the components that reconcile net loss, the most directly comparable GAAP financial measure, to adjusting operating income (loss).

The following table sets forth the reconciliation of Net Income/(Loss), a GAAP measure, to Adjusted EBITDA:

	Three months ended September 30,
	2022	2021
Net income (loss)	$1,273,783	$(2,139,000)
Interest expense	2,835,588	13,000
Income tax expense	162,368	—
Depreciation and amortization	2,232,509	202,000
EBITDA	6,504,248	(1,924,000)
Net gain on sale of subsidiary	(82,894)	—
Restructuring and other related charges	934,147	—
Stock-based compensation expense	516,800	979,000
Loss contingency on equity issuance	301,350	—
Loss (gain) on derivative liability	942,390	(12,000)
Foreign exchange loss	944,416	16,000
Adjusted EBITDA	$10,060,457	$(941,000)
Adjusted EBITDA for the three months ended September 30, 2022, increased by approximately $11.0 million, to $10.1 million as compared with the prior year period, primarily due to (as discussed previously) the increase in revenues due to the Converge Acquisition, combined with the offsetting of several non-recurring costs incurred as a result of the ongoing restructuring and transformational efforts by management as well as non-cash charges during the period. These items are partially offset by the increases cost of sales and selling, general and administrative expenses (excluding stock-based compensation expense) all largely as a result of the Converge Acquisition.
LIQUIDITY & CAPITAL RESOURCES
Overview

Our primary sources of liquidity are cash, cash equivalents, and cash flows from the operations of our businesses. Our principal uses of cash include working capital-related items (including funding our operations), debt service, investments, and related loans and advances that we may fund from time to time, and liabilities from prior acquisitions. The Company’s use of its available liquidity will be based upon the ongoing review of the funding needs of the business, its view of a favorable allocation of cash resources, and the timing of cash flow generation.

We believe we have sufficient liquidity, including approximately $32.7 million in cash and cash equivalents, as of September 30, 2022, and anticipated future operating cash flows, to fund our business operations, and service the credit facility (see “Financing Agreements” below) during the next twelve months and foreseeable future. See Note 12, Credit Facilities to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for a discussion of the Credit Facility.

Financing Agreements
On March 21, 2022, Troika Media Group Inc., and each subsidiary of Troika Media Group, Inc. as guarantors, entered into a Financing Agreement with Blue Torch Finance LLC (“Blue Torch”), as Administrative Agent and Collateral Agent. This $76.5 million First Lien Senior Secured Term Loan (the “Credit Facility”) formed the majority of the purchase price of the Converge Acquisition, as well as for working capital and general corporate purposes.
The Credit Facility provides for: (i) a Term Loan in the amount of $76.5 million; (ii) an interest rate of the Libor Rate Loan of three months; (iii) a four-year maturity amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% of the Credit Facility paid at closing, plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50% of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive covenants in the Credit Facility and leverage ratios, fixed charge coverage ratios, and maintaining liquidity of at least $6.0 million at all times.
The Company has made principal repayments aggregating to $1.9 million through September 30, 2022, under the Credit Agreement. The Term Loan Facility amortized quarterly in accordance with its terms. As of September 30, 2022, there was $74.6 million outstanding under the Term Loan Facility.
As of September 30, 2022, the Company was in default on the Financing Agreement due to the Company’s failure to satisfy certain financial and non-financial covenants under the Financing Agreement. The Company currently is and has been addressing these items and is working in good faith with Blue Torch on an amendment to the loan. On October 14, 2022 Blue Torch and the Company entered into a Limited Waiver of all events of default that are continuing under the Financing Agreement dated March 21, 2022.

See Note 6 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Series E Private Placement

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with each holder of our Series E Preferred Stock (each a “Series E Holder”), pursuant to which (i) each Series E Holder will exchange its existing warrant to purchase our common stock, dated March 16, 2022 (the “Old Warrants”), for new warrants to purchase our common stock (the “New Warrants”), and (ii) each Series E Holder consented to changes in the terms of the private investment in public equity (“PIPE”) placement effected by the Company on March 16, 2022 (the “New PIPE Terms”), including an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”).

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
b.Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices ("VWAPs") of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022, and November 21, 2022.
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
f.Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended September 30, 2022.

Contractual Obligations

Refer to Note 11 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, the Company’s contractual obligations not reflected on the consolidated balance sheet.

In addition, see Notes 6 and 7 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility and maturities of the Company's operating lease liabilities, respectively.

Cash Flow Discussion

Operating Activities

Net cash provided by operating activities for the three months ended September 30, 2022, increased by approximately $7.7 million to $5.4 million as compared with the prior year period. The increase in cash provided was primarily the result of an increase in operating income of approximately $9.8 million, partially offset by a net change in working capital of approximately $1.4 million and foreign exchange loss of approximately $0.9 million.

Net cash used in operating activities for the three months ended September 30, 2021, increased by $1.1 million to $2.3 million as compared with the prior year period. The increase was the result of an decrease in working capital and payments for contract liabilities relating to government grants.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022, increased by 0.1 million to $0.2 million as compared with the prior year period primarily related to payments for the purchase of fixed assets.

Net cash used in investing activities for the three months ended September 30, 2021, increased by $61 thousand to $68 thousand as compared with the prior year period primarily related to payments for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2022, increased by approximately $4.6 million to $4.6 million as compared with the prior year period primarily due to payments made totaling of approximately $3.6 million related to partially liquidated damages in connection with our series E private placement , for more information on the series E private placement see above in addition to an approximately $1.0 million in principal payments made for our credit facility.

Net cash used financing activities for the three months ended September 30, 2021, were approximately $20 thousand. This was a decrease from cash provided by of approximately $715 thousand in the prior year as a result of the absence of approximately $565 thousand in proceeds from stimulus loan programs and approximately $150 thousand in proceeds from convertible note payables in the comparable prior year period.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements not yet adopted.
Critical Accounting Policy & Estimates
There have been no material changes to the Company’s critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended June 30, 2022.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosures, controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management has taken steps to improve its controls and procedures, including but not limited to, consolidating its bank accounts into one institution, implementing a consolidated general ledger system, formalizing policies and procedures, and employing additional qualified and competent accounting staff which will improve segregation of duties and technical accounting knowledge. Upon their implementation, these internal controls will dramatically improve in the near future our ability to prevent and detect mistakes, noncompliance and potential fraud.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings or may be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, from which there have been no material changes.
Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors described in the sections captioned “Risk Factors,” in our Annual Report on Form 10-K for the year ended June 30, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the sections “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K for the year ended June 30, 2022 and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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
b.Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices of the Common Stock for the calendar week prior to each of the following respective dates is lower than the conversion price at that time, the conversion price was downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022 and November 14, 2022, and shall be further downwardly adjusted by $0.01 on November 21, 2022.
c.Standstill Period: The Purchasers agreed to a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder may convert not more than 50% of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.
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

The Company’s shareholders are subject to dilution of their common stock given the prospect of the Series E Preferred with the possibility of the registration of 400,000,000 shares. The Company’s shares outstanding as of November 11, 2022, was 67,831,116 and shareholders face the risk of substantial dilution. The costs of and occasioned by the delay in the effectiveness of the registration statement will impact the Company’s financial performance and creates substantial financial risk.

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

On September 29, 2022, we failed to meet certain financial and non-financial covenants under the Financing Agreement and received a limited waiver of default from our lender in order to avoid an event of default. If we fail to meet any covenant in the future, we may not be able to obtain a waiver from our lender, which has total discretion in deciding whether to grant a waiver, and we may incur an event of default.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

At the closing of the exchange agreement, we issued an aggregate of 33,333,333 New Warrants to the Series E Holders. The issuance of New Warrants was exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.

Item 5. Other Information

Board Size Increase and Director Appointments

On November 8, 2022, our board of directors (the “Board”), based on the recommendation of our Nominating and Governance Committee, approved increasing the size of the Board from six (6) to eight (8) directors and appointing each of Jeffrey Stein and Grant Lyon to the Board to fill the vacancies created thereby.

a.Mr. Stein is Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to public and private companies and institutional investors. Previously, Mr. Stein was a Co-Founder and Principal of Durham Asset Management LLC, a global event driven distressed debt and special situations equity asset management firm. From January 2003 through December 2009, Mr. Stein served as Co-Director of Research at Durham responsible for the identification, evaluation, and management of investments for the various Durham portfolios. Mr. Stein was a member of the Executive and Investment Committees at Durham responsible for oversight of the management company and investment funds, development and execution of the investment strategy, portfolio composition and risk management. Launched in 2003 with $50.0 million in assets under management Durham successfully grew to $1.5 billion in total assets under management across its core hedge fund and collateralized loan obligation strategies. Mr. Stein is 53 years old.

b.Mr. Lyon has over thirty (30) years of experience in corporate restructuring, expert testimony and corporate governance. Mr. Lyon has served as Co-founder and managing partner of Arete Capital Partners, LLC, a special situation advisory firm, since July 2020. He previously served as founder and managing director of Atera Capital, LLC, a Fiduciary and Financial Advisory Firm, from June 2017 to June 2020. Mr. Lyon also served as managing director of KRyS Global USA, a restructuring advisory and distressed investment consulting firm, from 2014 to June, 2017. Mr. Lyon has served as the financial advisor to the Government of the Commonwealth of the Bahamas. Mr. Lyon has served numerous times as a Chapter 11 Trustee, state-court receiver, chief executive officer, chief financial officer and chief restructuring officer. Mr. Lyon has testified many times in numerous jurisdictions, including bankruptcy court, federal district court and state court. Mr. Lyon has a Masters of Business Administration degree and a Bachelor of Science degree in Accounting from Brigham Young University. Mr. Lyon is 59 years old.

Messrs. Stein and Lyon will each stand for election to the Board at the Company’s upcoming annual meeting of stockholders. The Board has determined that Messrs. Stein and Lyon are independent under applicable Nasdaq rules. Messrs. Stein and Lyon will receive $40,000 per month (pro-rated for November) for their service on the Board and the Special Committee (defined below), and a $5,000 per diem for testimony or similar activity in connection with litigation. The Company anticipates entering into customary indemnification agreements with Messrs. Stein and Lyon in connection with their appointments to the Board and Special Committee.

There is currently no arrangement or understanding between the Company or any other person and either of Messrs. Stein or Lyon pursuant to which either of Messrs. Stein or Lyon was appointed to the Board, and the Company is unaware of any transaction involving Messrs. Stein or Lyon that would be reportable under Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Special Committee

On November 8, 2022, the Board approved establishing a special committee of directors (the “Special Committee”) authorized to, among other things, oversee negotiations with the lender under our credit facility and the holders of our Series E Preferred Stock. The Special Committee will be comprised of Randall Miles, Jeffrey Stein and Grant Lyon, each of whom has been determined to be disinterested and independent from any conflicted directors, significant stockholders and/or management. The Company does not intend to comment on or disclose further developments regarding the Special Committee’s work unless and until it deems further disclosure is appropriate or required.

Amendment No. 2 to Limited Waiver

On November 11, 2022, Blue Torch Finance LLC (“Blue Torch”) and the Company entered into a Second Amendment to the Limited Waiver to Financing Agreement (the “Limited Waiver”) extending the waiver of all events of default that are continuing under the Financing Agreement dated March 21, 2022, by and among the Company, the lenders from time to time party thereto (the “Lenders”), and Blue Torch as collateral agent and administrative agent for the Lenders (the “Financing Agreement”). The Limited Waiver will expire on November 25, 2022, if not terminated earlier by Blue Torch (the “Waiver Period”).

The Limited Waiver concerns events of default that relate to the Company’s failure to satisfy certain financial and non-financial covenants under the Financing Agreement. The Company is currently engaged in good faith negotiations with Blue Torch, as agent for the Lenders, to amend the Financing Agreement and cure the events of default, although we cannot assure you that we will be successful in doing so. If the Company is unsuccessful in renegotiating the Financing Agreement and curing the continuing events of default by the expiration of the Waiver Period, the Company intends to seek further Limited Waivers with Blue Torch, although we cannot assure you that Blue Torch would be willing to grant additional waivers. For further information on the terms of the Financing Agreement please refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 28, 2022.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2022).

4.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2022).

10.1†	Separation Agreement dated as of October 26, 2022 by and between Troika Media Group, Inc. and Andrew Bressman.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Troika Media Group, Inc.
(Registrant)

/s/ Erica Naidrich
(Signature)

Date: November 14, 2022	Name:	Erica Naidrich
	Title:	Chief Financial Officer
(Principal Financial Officer)