Form 10-K/A
period 2022-06-30
Troika Media Group, Inc.
filed 2022-11-22
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

References throughout this Amendment to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Troika Media Group, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

This Amendment on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2022 (the “Original Report”). This Amendment is being filed to: (1) update the information contained in Part III of the Original Report, (2) clarify the description of the consideration paid in the Converge Acquisition, including in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our financial statements, and (3) include a related risk factor.

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

Risk Related to Legal and Regulatory Matters

The failure of Blue Torch to agree to the release of the Converge Holdback Escrow exposes us to potential liability and our Chief Executive Officer to a potential conflict of interest.

At the Closing of the Converge Acquisition, $29.1 million of the $76.5 million proceeds, under the Credit Facility were escrowed pending the delivery to Blue Torch Finance LLC of the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019. The Converge Sellers agreed to accept a portion of the purchase price in the form of the right to the escrowed funds (the “Converge Holdback”). Delivery of such financial statements was completed during the Company’s Fourth Quarter; however, Blue Torch has not consented to the release of the escrowed funds as required by the Escrow Agreement. See “Business Overview – Description of our Business – Converge Acquisition.”

As a result, we face potential liability in the event that the Converge Sellers choose to sue us for the unpaid portion of the purchase price and/or for failure to obtain the release of the escrow of the Converge Holdback. There can be no assurance that the Company would be successful in defending any such suit, and an adverse judgment could have a material adverse effect on the liquidity and financial condition of the Company.

In addition, our Chief Executive Officer, in his capacity as a Converge Seller, is entitled to approximately $4.7 million of the Converge Holdback upon its release from escrow. Therefore, the interests of the Chief Executive Officer in negotiating with Blue Torch may be different from the interests of the Company and its stockholders. Although the Chief Executive Officer has agreed to recuse himself from all decisions relating to the release of the Converge Holdback from escrow, the risk remains that such conflict of interest could result in agreements with Blue Torch that are less favorable than those that would have been obtained in the absence of such conflicts of interest.

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

While the Company has filed with the SEC a Registration Statement on Form S-1 (the “Form S-1”) concerning the Securities to satisfy the requirements of the Registration Rights Agreement, the Form S-1 has not been declared effective by the SEC as of November 22, 2022, and within the period required under the terms of the Registration Rights Agreement. As a result, the Company is required under the terms of the Registration Rights Agreement to pay to the Purchasers a partial liquidated damages penalty for failure to meeting the effectiveness date requirement, which is determined to be the product of 2.0% multiplied by the aggregate subscription amount paid by each Purchaser under the terms of the Purchase Agreement, with the partial liquidated damages to be capped at 14% of the subscription amount. Such partial liquidated damages are owed to the investors within seven (7) days of the failure to meet the requirements for effectiveness, and will be owed monthly to the Purchasers until the Form S-1 is declared effective by the SEC. This will result in a payment by the Company of approximately $1.0 million per month (with prorated payments for partial months) to the Purchasers until the Form S-1 is declared effective by the SEC, resulting in up to a maximum of $7.0 million in payments.

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

Business Overview

Description of our Business

Converge Acquisition
On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary CD Acquisition Corp, consummated the transactions contemplated by a Membership Interest Purchase Agreement dated as of November 22, 2021 (as amended, the "MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") and 40% of the equity of Converge Marketing Services, LLC, an affiliated entity, for a notional aggregate purchase price of $125.0 million valued for accounting purposes at approximately $114.9 million. The MIPA identifies the seller parties as the Converge Sellers. The cash portion of the purchase price consisted of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow (the “Converge Holdback”) payable upon satisfaction of certain conditions, and another $5.0 million payable twelve months after the acquisition date contingent on the Company satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares are subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA, an aggregate of $2.5 million (10%) or 1,250,000 shares of the common stock issued to the Converge Sellers are held in escrow to secure against claims for indemnification. The escrowed shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims.

On the Closing Date, the Company entered into an Escrow Agreement with Blue Torch Finance LLC, a representative of the Converge Sellers and Alter Domus (US) LLC acting as Escrow Agent. The Escrow Agreement provided for the escrow of the Converge Holdback totaling $29.1 million of the $76.5 million proceeds, under the Credit Facility to be released to the Converge Sellers upon delivery to Blue Torch Finance LLC of the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019. Delivery of such financial statements was completed during the Company’s Fourth Quarter; however, Blue Torch has not consented to the release of the escrowed funds, which is required under the terms of the Escrow Agreement for the release of the Converge Holdback.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC acting as Escrow Agent. See "Business Overview- Description of our Business- Converge Acquisition."

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
PART III

Item 10. Directors, Executive Officers, and Corporate Governance
The following table sets forth the names, ages, and positions of our executive officers, senior management, and directors as of November 22, 2022. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the Board of Directors. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.
Executive Officers and Directors

Name	Age (as of 06/30/2022)	Position
Randall Miles	66	Chairman of the Board
Grant Lyon	59	Director
Thomas Ochocki	46	Director
Wendy Parker	57	Director
Martin Pompadur	87	Director
Sabrina Yang	43	Director
Jeffrey S. Stein	53	Director
Sadiq (Sid) Toama	40	Chief Executive Officer, President, and Director
Erica Naidrich	48	Chief Financial Officer

Executive Officers

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

Directors

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
Martin Pompadur

Mr. Pompadur was elected to the Board of Directors in April 2021 upon the listing on the Nasdaq Capital Market. Mr. Pompadur is a private investor, senior advisor, consultant, and Board member. Mr. Pompadur entered the media field when in 1960, he joined American Broadcasting Companies, Inc. ("ABC, Inc."). He remained at ABC, Inc. for 17 years, culminating with his becoming the youngest person ever appointed to the ABC, Inc. Board of Directors.

Mr. Pompadur is a board member of two additional public companies: Nexstar Broadcasting Group and Truli Media Group. Previously, he was a board member of many public and private companies including Imax Corporation, ABC, Inc., BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International, and Elong.

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
Grant Lyon

On November 8, 2022, Mr. Lyon joined the Company's Board of Directors where he has a seat on the Company's Special Committee. Mr. Lyon has over thirty (30) years of experience in corporate restructuring, expert testimony and corporate governance. Mr. Lyon has served as Co-founder and managing partner of Arete Capital Partners, LLC, a special situation advisory firm, since July 2020. He previously served as founder and managing director of Atera Capital, LLC, a Fiduciary and Financial Advisory Firm, from June 2017 to June 2020. Mr. Lyon also served as managing director of KRyS Global USA, a restructuring advisory and distressed investment consulting firm, from 2014 to June, 2017. Mr. Lyon has served as the financial advisor to the Government of the Commonwealth of the Bahamas. Mr. Lyon has served numerous times as a Chapter 11 Trustee, state-court receiver, chief executive officer, chief financial officer and chief restructuring officer. Mr. Lyon has testified many times in numerous jurisdictions, including bankruptcy court, federal district court and state court.

Mr. Lyon has a Masters of Business Administration degree and a Bachelor of Science degree in Accounting from Brigham Young University.

Jeffrey S. Stein

On November 8, 2022, Mr. Stein joined the Company's Board of Directors where he has a seat on the Company's Special Committee. Mr. Stein is an accomplished corporate executive and director who provides the perspective of a successful investment professional with over 30 years of experience in both the debt and equity asset classes. Mr. Stein is Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to public and private companies and institutional investors. Previously, Mr. Stein was a Co-Founder and Principal of Durham Asset Management LLC, a global event driven distressed debt and special situations equity asset management firm. From January 2003 through December 2009, Mr. Stein served as Co-Director of Research at Durham responsible for the identification, evaluation, and management of investments for the various Durham portfolios. Mr. Stein was a member of the Executive and Investment Committees at Durham responsible for oversight of the management company and investment funds, development and execution of the investment strategy, portfolio composition and risk management. Mr. Stein is a Certified Turnaround Professional (CTP) as designated by the Turnaround Management Association (TMA).

Mr. Stein received an M.B.A. with Honors in Finance and Accounting from New York University and a B.A. in Economics from Brandeis University.

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
Director Independence
We have reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Grant Lyon, Randall Miles, Wendy Parker, Martin Pompadur, Jeffrey S. Stein and Sabrina Yang, six (6) of our eight (8) directors are “independent directors” as defined by the Nasdaq Capital Market.

Committees of our Board of Directors
Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee, each of which has the composition and responsibilities described below.

In November 2022, the Board also formed a Special Committee.
Audit Committee. The principal responsibilities of the Audit committee are:
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
•
Our independent auditor is ultimately accountable to the audit committee. The audit committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent auditor.

The current members of the audit committee are Randall Miles, Martin Pompadur, and Sabrina Yang, with Mr. Miles serving as chair. Each of the current members of the audit committee is standing for re-election at the Annual Meeting. The board determined that each of the current audit committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b-3 under the Securities Exchange Act, (c) an “outside director,” as defined in Section 162(m) of the Internal Revenue Code of 1986, or the Code, and (d) financially literate. The board also determined that each of Martin Pompadur and Randall Miles is an audit committee financial expert in accordance with the standards of the SEC. The audit committee met once in 2022. The meeting was attended by all members.

Compensation Committee. The principal responsibilities of the compensation committee are to assist the board of directors in fulfilling its responsibilities relating to:
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

The current members of the compensation committee are Martin Pompadur and Randall Miles, with Mr. Pompadur serving as chair. Each of the current members of the compensation committee is standing for re-election at the Annual Meeting. The board determined that each of the current compensation committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b-3 under the Securities Exchange Act and (c) an “outside director,” as that term is defined in Section 162(m) of the Code.

The compensation committee has the sole authority to retain, oversee, and terminate any compensation consultant to be used to assist in the evaluation of executive compensation and to approve the consultant’s fees and retention terms. The compensation committee held one (1) meeting in 2022. Each of the then-serving members participated in all of the meetings of the compensation committee during 2022.

Compensation Committee Interlocks and Insider Participation

During 2022, none of the members of the compensation committee was an officer or employee of our company or any of our subsidiaries, and none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee.

Nominating and Governance Committee. The principal responsibilities of the nominating and governance committee are:
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

The current members of the nominating and governance committee are Randall Miles, Wendy Parker and Martin Pompadur, with Mr. Miles serving as chair. Each of the current members of the nominating and governance committee is standing for re-election at the Annual Meeting. The board determined that each of the current nominating and corporate governance committee members is independent, as defined in the listing standards of Nasdaq.

The nominating and governance committee has the sole authority to retain, oversee, and terminate any consulting or search firm to be used to identify director candidates or assist in evaluating director compensation and to approve any such firm’s fees and retention terms. The nominating and governance committee held two (2) meetings in 2022. Each of the then-serving members participated in all of the meetings of the nominating and governance committee during 2022.

Special Committee. The principal responsibilities of the special committee are:

•Negotiate with the Company’s stakeholders, including Blue Torch and the holders of the Company’s Series E Preferred Stock;
•Investigate past corporate transactions (including activities involving insiders);
•Analyze and pursue claims the corporation may hold;
•Assess historical intercompany claims and transfers;
•Negotiate new financing facilities and agreements;
•Evaluate, negotiate, and approve the Company’s entry into and consummation of strategic transaction(s);
•Take any action with respect to matters pertaining to strategic transactions in which a conflict of interests exists (or is reasonably likely to exist) between the Company and any of its equity holders, affiliates, directors, officers, or other stakeholders; and
•Consider other matters as may be requested by the Company or the Board or deemed appropriate by the Committee.

The current members of the special committee are Grant Lyon, Randall Miles, and Jeffrey S. Stein. Each of the current members of the special committee is standing for re-election at the Annual Meeting. The board determined that each of the current special committee members is independent, as defined in the listing standards of Nasdaq.
Executive Sessions
The Company intends to hold regularly scheduled Board of Directors meetings at which only independent directors are present, as required by Nasdaq corporate governance rules.
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

Item 11. Executive Compensation.
Compensation Discussion and Analysis

The primary objectives of our executive compensation program are to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability, to increase stockholder value, and to reward superior performance and contributions to the achievement of corporate objectives. The focus of our executive pay strategy is to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. Our compensation plan is designed to attract and retain the best possible talent, and we recognize that different elements of compensation are more or less valuable depending on the individual. For this reason, we offer a broad range of compensation elements. We offer our executive team salaries that are competitive with the market, executive bonuses that are in line with our corporate goals and dependent on measurable results, plus stock option plans designed to retain talent, promote a sense of company ownership, and tie corporate success to monetary rewards. Specifically, all management employed by the Company or one of its subsidiaries are entitled to participate in an equity incentive plan that will compensate management if certain financial performance and milestones are met. The Company reserves the right to increase the size of the plan as it deems necessary, at its sole discretion.

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
Relationship of Elements of Compensation

The compensation paid to our executives for fiscal year ended June 30, 2022, consisted of the following components:
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

Summary Compensation Table
We are eligible, and have chosen, to comply with the scaled executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

The following provides information concerning the compensation paid for our fiscal years ended June 30, 2022 and 2021, to our "named executive officers” as of June 30, 2022.

Name and Principal Position	Year	Salary	*Bonus	Stock Awards (5)	Option Awards (6)	All Other Comp	Total

Sadiq (Sid) Toama,	2022	$115,000	$—	$2,625,000	$—	$13,000	$2,753,000
President and CEO (1)	2021	N/A	N/A	N/A	N/A	N/A	N/A
Robert Machinist,	2022	$362,000	$—	$2,025,000	$—	$82,000	$2,469,000
CEO & Chairman (2)	2021	$270,000	$100,000	$—	$1,559,000	$—	$1,929,000
Erica Naidrich	2022	$44,000	$100,000	$190,000	$—	$4,000	$338,000
CFO (3)	2021	N/A	N/A	N/A	N/A	N/A	N/A
Chris Broderick,	2022	$348,000	$62,500	$800,000	$—	$220,000	$1,430,500
COO & CFO (4)	2021	$350,000	$137,500	$—	$—	$—	$487,500

____________

(1)	Mr. Toama was elected President of the Company in March 2022 and was appointed Chief Executive Officer in May 2022. Mr. Toama was also granted 2,500,000 Restricted Stock Units “RSUs” on March 22, 2022.

(2)	Mr. Machinist was elected Chief Executive Officer in March 2018 and Chairman of the Board in July 2017. On January 1, 2021, he was awarded 500,000 warrants exercisable at $0.75 per share for six (6) years in fiscal 2020 and 2021, which had been forfeited by a former director. In 2022, Mr. Machinist was awarded 2,000,000 RSUs which have been converted. Mr. Machinist resigned as CEO from the Company on May 19, 2022, and stepped down as Chairman of the Board in July 2022. All Other Compensation includes approximately $63,000 in severance payments and an auto allowance of $12,000. Mr. Machinist also received a payment in fiscal year 2021 in an amount of approximately $159,000 consisting of salary that was earned and deferred by Mr. Machinist in periods prior to fiscal year 2021.

(3)	Ms. Naidrich was elected Chief Financial Officer of the Company in May 2022. Ms. Naidrich was also granted 200,000 RSUs on May 27, 2022.

(4)	Mr. Broderick served as Chief Operating Officer of the Company since July 2017. Mr. Broderick was appointed CFO of the Company in April 2021, and stepped down in May 2022 upon the appointment of Erica Naidrich. Mr. Broderick resigned as COO from the Company in June 2022. All Other Compensation includes an auto allowance of $12,000 and severance payments totaling $200,000. Mr. Broderick also received a payment in fiscal year 2021 in an amount of approximately $199,000 consisting of salary that was earned and deferred by Mr. Bressman in periods prior to fiscal year 2021.

(5)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 14. Stockholders Equity of the Notes to the Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a discussion of the assumptions made in determining the grant-date fair value of the Company’s equity awards.

(6)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 14. Stockholders Equity of the Notes to the Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a discussion of the assumptions made in determining the grant-date fair value of the Company’s equity awards.

Employment Agreements

Sadiq (“Sid”) Toama

The Company entered into an Executive Employment Agreement (“EEA”), effective as of March 21, 2022, with Sadiq (“Sid”) Toama to serve as its President. He was later elected Chief Executive Officer of the Company on May 19, 2022. The EEA is for an initial term of five (5) years, which automatically renews for additional one (1) year periods unless either party delivers, at least ninety (90) days’ prior to the end of a term, written notice to the other that the term will not be extended. Notwithstanding the foregoing, the EEA provides that, on or before the third (3rd) anniversary date of the EEA, the Company may offer to extend the term for an additional period of five (5) years, which Mr. Toama may accept or reject. If the Company does not offer such extension, or if Mr. Toama rejects the extension offered by the Company, Mr. Toama may resign, and such resignation will be deemed to be with good reason (as defined in EEA), or he may not resign, in which case the terms of the EEA will continue.

Mr. Toama’s annual base salary is $500,000, and he is entitled to receive an annual bonus, subject to bonus increases at least annually upon mutually agreed-to performance milestones, as well as discretionary bonuses. Mr. Toama also received restricted stock units (“RSUs”) for 2,500,000 shares, vesting one-third on the first anniversary date of the EEA and two-thirds in two (2) equal installments on the second and third anniversary dates of the EEA. Mr. Toama may participate, to the extent eligible, in all employee benefit plans and programs provided by the Company to its Senior Executives. He also receives an auto allowance of $1,000 per month and life insurance benefits of $9,135 per year.

If Mr. Toama’s employment is terminated by the Company other than for cause (as defined in the EEA) or by him for good reason (as defined in the EEA), he is entitled to severance in an amount equal to his then-current base salary for a minimum of twelve (12) months or, if longer, until the end of the term, plus a pro rata bonus, as well as immediate vesting of options and stock grants, and Company paid-for premiums for COBRA continuation coverage under its health plans for an eighteen (18) month period. Upon a termination of Mr. Toama’s employment due to death or disability, all equity awards that would have vested during the twenty-four (24) months following such termination shall immediately vest. Upon a change of control (as defined in the EEA), all of Mr. Toama’s then-unvested shares or options shall immediately vest, all performance bonuses (both current and future) shall be immediately due and payable, and if, after a change of control, Mr. Toama terminates his employment with the Company, he shall receive the severance benefits described above.

The EEA also provides, that during his employment and, if his employment is terminated for cause (as defined in the EEA), for one (1) year following his termination date, or, if his employment is terminated for any other reason, for the longer of six (6) months or the period during which he is receiving severance payments, Mr. Toama cannot: (i) compete, directly or indirectly, anywhere in the U.S. as an employee, consultant, or director or have any financial interest in a competitive business; or (ii) hire, solicit for services, encourage the resignation of any employee or consultant (devoting more than 70% of consultant’s time) to a consulting business.

Robert Machinist

On May 1, 2018, the Company entered into an EEA with Robert Machinist, to serve as Chief Executive Officer of the Company. Mr. Machinist was compensated at an annual base salary of $210,000. Effective April 1, 2021, Mr. Machinist’s annual base salary was increased to $300,000, and effective January 1, 2022, it was increased to $550,000. He was eligible for discretionary bonuses as determined by the compensation committee and was granted 333,333 warrants, vesting quarterly over two (2) years. Following the listing of the Company’s securities on the Nasdaq Capital Market, Mr. Machinist was awarded a discretionary bonus of $100,000 by the Company’s Board of Directors.

On May 19, 2022 Robert Machinist resigned as Chief Executive Officer of the Company and all employment by the Company’s subsidiaries for personal reasons unrelated to the management or operations of the Company. Pursuant to his EEA, Mr. Machinist will be paid one (1) year of severance at his current base salary of $550,000 paid over the next year.

Erica Naidrich

The Company entered into an EEA with Erica Naidrich to serve as its Chief Financial Officer on May 23, 2022 (“Agreement”). The EEA is for an initial term of three (3) years, which automatically renews for additional one (1) year periods unless either party delivers, at least sixty (60) days prior to the end of the term, written notice to the other that the term will not be extended.

Ms. Naidrich has an annual base salary of $400,000. She also received a one-time signing bonus of $100,000 on June 30, 2022. She is also eligible for discretionary bonuses as determined by the compensation committee and an annual bonus of thirty (30%) percent of her base salary subject to meeting the objectives set forth by the Chief Executive Officer, President, and the Audit Committee of the Company’s Board of Directors and continued employment at the time payment is due. Ms. Naidrich was granted 200,000 RSU's vesting over three (3) years. She will may participate, to the extent eligible, at a level commensurate with her position, in all employee benefit programs of the Company. She also receives an auto allowance of $1,000 per month.

If Ms. Naidrich’s employment is terminated by the Company other than for cause (as defined in the EEA) or by her for good reason (as defined in the EEA), she is entitled to severance in an amount equal to six (6) months then-current base salary, plus a pro rata bonus, as well as immediate vesting of any equity awards, and Company paid-for premiums for COBRA continuation coverage under its health plans for a thirty (30) day period. Upon a termination of Ms. Naidrich’s employment due to her death or disability, all equity awards that would have vested during the twelve (12) months following such termination shall immediately vest.

The EEA Agreement provides that during the term of employment and for three (3) months after termination, Ms. Naidrich shall not compete with the Company nor solicit employees of the Company.

Christopher Broderick

The Company entered into an amended and restated EEA (dated February 15, 2017) with Christopher J. Broderick as of June 1, 2017, which was amended on June 12, 2017, and June 5, 2018, to serve as its Chief Operating Officer. Mr. Broderick’s base salary was $350,000. On January 1, 2022, Mr. Broderick’s base salary was increased to $400,000. Mr. Broderick was entitled to receive $37,500 in the event he assisted in closing one or more corporate acquisitions each in the excess of $10,000,000. Mr. Broderick was granted stock options to purchase 800,000 shares of common stock, which became vested and exercisable fifty (50%) percent on July 1, 2018 and fifty (50%) percent on July 1, 2019, provided the closing price of the Company’s Common Stock is at least $0.45 per share at the time of vesting.

On June 8, 2022, Mr. Broderick entered into a Separation Agreement with the Company and resigned effective June 10, 2022, for personal reasons unrelated to the management or operations of the Company. He had maintained his position with the Company since 2017. His departure follows the Company’s recent acquisition of Converge Direct. As part of his agreement, Mr. Broderick was entitled to severance and certain other benefits which were incorporated into the Separation Agreement. The Separation Agreement provided for a severance payment in an amount equal to one (1) year of his current base salary payable in two (2) equal installments on June 30, 2022 and September 30, 2022. The vesting of all equity awards held by Mr. Broderick would also no longer be subject to continued employment with the Company. The Company and Mr. Broderick exchanged mutual releases and waivers of claims against each other.
Pension Benefits
Each of Troika Design Group Inc., Converge Direct, LLC, and Mission Media USA, Inc., has a 401(k) benefit plan.
Non qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Director Compensation

Our director compensation program is intended to enhance our ability to attract, retain, and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of the common stock. The board of directors review director compensation annually based on recommendations by the nominating and governance committee. The nominating and governance committee has the sole authority to engage a consulting firm to evaluate director compensation.

Under our non-employee director compensation program, each non-employee director is eligible to receive compensation for board and committee service consisting of annual cash retainers and equity awards. Directors also may be paid for serving on ad hoc committees of the board. Sadiq Toama, our Chief Executive Officer, does not receive any additional compensation for his service as a director.

Under our non-employee director compensation program, in 2022 our non-employee directors were eligible to receive the following annual cash compensation for their service on the board and the board’s standing committees:

Position	Annual Cash Retainer
Chair of the Board	$300,000
All Other Independent Directors	$30,000

Note: Additional Compensation is not paid for sitting on sub-committees.

In connection with their appointment to the Board, it was determined that in lieu of the standard compensation for non-employee directors, each of Messrs. Lyon and Stein will receive $40,000 per month in cash compensation, plus $5,000 per day in the event that they are obligated to participate in litigation proceedings as witnesses, or otherwise.

The following table shows the total compensation for non-employee directors during the fiscal year ended June 30, 2022.

Name	Paid in Cash($) Fees Earned or	Option Awards($)	Stock Awards($)	Total($)
Sabrina Yang	$7,500	$—	$—	$7,500
Wendy Parker	$15,000	$—	$—	$15,000
Jeff Kurtz+	$—	$—	$150,000	$150,000
Martin Pompadur	$30,000	$—	$50,000	$80,000
Thomas Ochocki	$—	$—	$475,000	$475,000
Jeffrey S. Stein	$—	$—	$—	$—
Grant Lyon	$—	$—	$—	$—

+Denotes former Director
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The table sets forth the number of outstanding shares of common stock beneficially owned, and the percentage of the class benefically owned, as of October 27, 2022, by:

•each named executive officer included in "Executive Compensation- Summary Compensation Table";
•each current director; and
•all of our current executive officers and directors, as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power.

	Shares of Common Stock (1)
Names of Beneficial Owners	Number	%
Peter Coates +	10,597,996	15.8%
Thomas Marianacci + (1)	7,020,000	13.1%
Thomas Ochocki (2)	5,404,001	8.1%
Sadiq (Sid) Toama (3)	1,970,000	2.9%
Randall Miles (4)	277,778	*
Martin Pompadur (5)	70,000	*
Sabrina Yang (6)	—	*
Wendy Parker (6)	—	*
Grant Lyon	—	—%
Jeffrey S. Stein	—	—%
Erica Naidrich	—	—%
All Officers and Directors as a Group	25,287,440	37.2%

* Less than 1% of the issued and outstanding shares of common stock.
+ Denotes 5% stockholder of the Company.

(1) Of these shares, ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement under the Converge Acquisition. Does not include 1,000,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025 pursuant to the Executive Employment Agreement.

(2) These shares include 1,475,000 shares of common stock held by Mr. Ochocki and 575,000 held by Union Investment Management and 1,193,334 held by Union Eight, affiliates of Mr. Ochocki. Also includes 1,075,000 warrants held by Mr. Ochocki.

(3) Of these shares ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement under the Converge Acquisition. Does not include 2,500,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025 pursuant to the Executive Employment Agreement.

(4) Of these shares, (i) 333,333 are issuable upon exercise of options granted to Mr. Tenore in October 2017, which are exercisable at $0.75 per share. One-half (50%) of the options vested on July 1, 2018, and the remaining one-half (50%) vested on July 1, 2019; (ii) 200,000 RSUs are vested and unexercised; and (iii) 500,000 were issued upon conversion of RSUs.

(5) 2,000,000 options vesting monthly over 36 months.

(6) Mr. Pompadur was granted 20,000 warrants to purchase common stock of the Company which vested nine (9) months from the date of issuance upon his joining the Board, exercisable for five (5) years at $0.75 per share; and 50,000 shares were issued upon conversion of RSUs.

(7) Ms. Yang and Ms. Parker were each issued 50,000 RSUs on August 1, 2022, which will vest on August 1, 2023.

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
Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us by RBSM, our current independent auditor, for professional services rendered for the fiscal year ended June 30, 2022 and 2021.

	2022	2021
	RBSM	RBSM
Audit Fees (1)	$460,000	$360,000
Audit Related Fees (2)	520,000	—
Tax Fees (3)	—	—
All Other Fees	—	150,000
Total Fees	$980,000	$510,000

(1)	Includes services relating to the audit of annual consolidated financial statements, review of quarterly consolidated financial statements, statutory audits, comfort letters, and consents and review of documentation filed with SEC-registered and other securities offerings.
(2)	Includes services related to assistance with general accounting matters, work performed on acquisitions and divestitures, employee benefit plan audits, and assistance with statutory audit matters.
(3)	Includes services for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The audit committee approves in advance all audit and non-audit services performed by the independent registered public accounting firm. There are no other specific policies or procedures relating to the pre-approval of services performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
Page No.
The financial statements as indicated in the table of contents on page	F-1
Exhibits	F-70

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

The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired. For the years ended June 30, 2022 and 2021, a goodwill impairment charge of approximately $8.7 million and $0, respectively, was recorded as a result of the Company’s annual impairment assessment. The total impairment charge consisted of approximately $2.0 million for Redeeem and $6.7 million for MUK. See Note 9.
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

Converge Acquisition

On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") and 40% of the equity of Converge Marketing Services, LLC an affiliated entity, for a notional aggregate purchase price of $125.0 million valued for accounting purposes at approximately $114.9 million. The MIPA identifies the seller parties as the Converge Sellers.

PURCHASE PRICE

The cash portion of the purchase price consists of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow payable upon satisfaction of certain conditions, and another $5.0 million payable 12 months after the acquisition date contingent on the Company Satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares are subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA dated as of November 22, 2021, as amended, an aggregate of $2.5 million (10%) or 1,250,000 shares of the common stock issued to the Sellers are held in escrow to secure against claims for indemnification. The escrowed shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805). On the Closing Date, Converge became a wholly-owned subsidiary.

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
On March 21, 2022, the Company entered into employment agreements with Sid Toama and Tom Marianacci, two (2) former owners of Converge. Mr. Toama was appointed President of TMG and Mr. Marianacci was appointed as Chief Executive Officer of the Converge entities.

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

2.7
Membership Interest Purchase Agreement by and among Troika Media Group, Inc., Converge Acquisition Corp. (collectively, the “Purchaser) and Thomas Marianacci, Maarten Terry, Sadiq (“Sid”) Toama and Michael Carrano (collectively, the “Sellers”) (7)

2.8	Amendment No. 3 to Membership Interest Purchase Agreement by and among Troika Media Group, Inc., Purchaser and the Sellers

2.9	Letter Agreement, dated March 9, 2022, by and between Troika Media Group, Inc. and Converge Direct, LLC

2.10
Escrow Agreement, dated as of March 21, 2022, between Alter Domus (US) LLC, , Blue Torch Finance LLC, Troika Media Group, Inc., and Maarten Terry, Michael Carrano, Sadiq Toama, and Thomas Marianacci as the sellers, with Thomas Marianacci as the representative for the aforenamed sellers

3.1	Amended and Restated Articles of Incorporation of the Registrant, as corrected and amended. (2)

3.2	Amended and Restated By-Laws of the Registrant adopted on March 29, 2021. (4)

3.5
Articles of Merger dated July 7, 2017 changing the Registrant’s name to M2 nGage Group Inc. is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2017.

3.8	Filed Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (5)

4.1
Financing Agreement dated as of March 21, 2022 by and among Troika Media Group, Inc., as Borrower, each subsidiary of Borrower as a Guarantor, the Lenders from time to time party hereto, and Blue Torch Finance, LLC, as Administrative Agent and Collateral Agent. (5)

4.2	Pledge and Security Agreement (5)

4.3	Intercompany Subordination Agreement. (5)

4.4	Common Stock Purchase Warrant issued to Blue Torch Finance LLC. (5)

4.5	Registration Rights Agreement with Blue Torch Finance LLC. (5)

4.6	2015 Employee, Director and Consultant Equity Incentive Plan. (3)

4.7	Form of Common Stock Purchase Warrant (included in Exhibit 10.11). (4)

4.8	2021 Employee, Director & Consultant Equity Incentive Plan. (6)

4.9	Form of Common Stock Purchase Warrant dated March 2022. (8)

4.10	Form of Registration Rights Agreement dated as of March 16, 2022. (8)

4.11	Form of Securities Purchase Agreement dated as of March 16, 2022. (8)

10.1
Amended and Restated Executive Employment Agreement dated as of February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and Christopher Broderick, as amended on June 1, 2017, June 12, 2017 and June 5, 2018. (11)

10.2
Amended and Restated Consulting Agreement dated February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and SAB Management LLC, as amended on August 8, 2017, April 16, 2018 and June 5, 2018.(3)

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (3)

10.4
Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2017. (12)

10.5	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (4)

10.6	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (3)

10.7	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (4)

10.8	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. (4)

10.9	Office Lease dated April 22, 2021, for 9-23 Fitzroy Street, London, WC2 UK. (2)

10.10
Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021.(11)

10.11
Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021. (2)

10.12	Form of Lock-Up Agreement is incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 25, 2021. (2)

10.13	Executive Employment Agreement by and between Troika Media Group Inc. and Sadiq (“Sid”) Toama. (2)

10.14	Executive Employment Agreement by and between Troika Media Group Inc. and Thomas Marianacci. (2)

10.15	Executive Employment Agreement dated as of May 23, 2022 by and between Troika Media group, Inc. and Erica Naidrich. (10)

10.16	Separation Agreement dated as of May 19, 2022 by and between Troika Media Group and Robert Machinist. (10)

10.17	Separation Agreement dated as of June 8, 2022 by and between Troika Media Group and Christopher Broderick. (2)

10.18	Office Lease dated April 19, 2019 for 25 W 39th Street, New York, New York 10018. (2)

14.1	Corporate Code of Conduct. (2)

21.1*	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Troika’s Form 10-K Report for the year ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
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

Signature	Title	Date

/s/ Sid Toama
Sid Toama	President and Chief Executive Officer	November 22, 2022
(Principal Executive Officer)

/s/ Erica Naidrich
Erica Naidrich	Chief Financial Officer	November 22, 2022
(Principal Financial and Accounting Officer)

/s/ Randall Miles
Randall Miles	Chairman of the Board	November 22, 2022

/s/ Thomas Ochocki
Thomas Ochocki	Director	November 22, 2022

/s/ Sabrina Yang
Sabrina Yang	Director	November 22, 2022

/s/ Wendy Parker
Wendy Parker	Director	November 22, 2022

/s/ Martin Pompadur
Martin Pompadur	Director	November 22, 2022

/s/ Grant Lyon
Grant Lyon	Director	November 22, 2022

/s/ Jeffrey S. Stein
Jeffrey S. Stein	Director	November 22, 2022