Form 10-KT
period 2022-12-31
Troika Media Group, Inc.
filed 2023-03-07
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2022 to December 31, 2022
Commission File Number: 001-40329

Troika Media Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-0401552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 West 39th Street, 6th Floor New York, New York	10018
(Address of principal executive oﬃces)	(Zip Code)
(212) 213-0111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.001 par value	TRKA	The Nasdaq Capital Market
Redeemable warrants to acquire common stock	TRKAW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
[APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 3, 2023
Common Stock, $0.001 par value	344,306,906
As of December 31, 2021, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, held by non-affiliates was approximately $50.6 million, based upon the closing price of $1.16 per share as quoted on The Nasdaq Stock Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Certain information required for Part III of this Transition Report on Form 10-K/T is incorporated by reference to an amendment to this Form 10-K/T, which is intended to be filed with the Securities and Exchange Commission within 120 days of Troika Media Group's fiscal year end.

EXPLANATORY NOTE

This Transition Report on Form 10-K/T, Troika Media Group Inc., together with its subsidiaries, is referred to in this document as "we", "our", "us", or the "Company"), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Transition Report on Form 10-K/T. All information is as of December 31, 2022 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see "Risk Factors," below.

CHANGE IN FISCAL YEAR

We have changed our fiscal year end to December 31 from June 30, effective January 1, 2023. This transition report is for the six-month transition period of July 1, 2022 through December 31, 2022. References in this report to "fiscal year" refer to years ending June 30. References to this report to "transition period" refer to the six month period ending December 31, 2022.

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K/T contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K/T under the heading “Risk Factors.”

Forward-looking statements in this Transition Report speak only as of the date hereof. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

PART I
Item 1. Business

Business Transformation

Following the acquisition of Converge Direct, LLC and its affiliates ("Converge" and “Converge Acquisition”) on March 22, 2022, Troika Media Group, Inc. (“Company,” inclusive of Converge) has experienced a fundamental restructuring of its management, business strategy, solutions, and operations. The Converge Acquisition has significantly altered the strategic course of the Company to be better positioned to deliver scalable revenue on sustainable growth and efficient operations.

The Company has undergone the following transformative events since March 2022:

•Revenue Growth Capabilities: The addition of Converge’s revenue capabilities as evidenced by the Company's audited revenues of approximately $187.9 million and gross margin of approximately $25.7 million for the six months ended December 31, 2022, relative to the Company’s revenues of approximately $15.3 million and gross margin of approximately $6.9 million for the six months ended December 31, 2021.

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

•Integrated Business Strategy: The creation of an integrated consulting and solutions business designed to power consumer engagement, and customer acquisition as the Company’s core capability. Redefinition and integration of the Company’s legacy creative services into a unified Brand Building and Activation solution group to build on Converge’s customer acquisition and enterprise technology offerings.

•Business Unit Restructuring: The Company has divested, discontinued, and downsized non-profitable and non-essential business units including its: London-based press relations and communications business (Mission-Media Limited), peer-to-peer digital asset marketplace (Troika IO), digital creative operations (Troika Labs), and the Company’s sports and entertainment rebranding business, Troika Design Group, Inc.

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

Company Overview

The Company is a professional services company that architects and builds enterprise value in consumer facing brands to generate scalable performance-driven revenue growth through customer acquisition. The Company delivers three solutions pillars that: CREATE brands and experiences and CONNECT consumers through emerging technology products and ecosystems to deliver PERFORMANCE-based measurable business outcomes.

Business Solutions Pillars

The Company now provides the three brand and customer acquisition solutions through one unified organization that has three core “Business Solutions Pillars”:

•Brand Building and Activation
•Marketing Innovations and Enterprise Technology
•Performance and Customer Acquisition

The Company’s Business Solutions are designed to be executed as standalone or integrated activations with a unified go-to-market approach.

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

Scale

We excel at generating highly scalable customer acquisition and retention programs in high value products and services cross several strategic sectors. The Company generates resilient enterprise brand value and revenues for its clients, having orchestrated thousands of mass scale campaigns and sales programs for some of the leading companies in the United States.

Sector Expertise

The Company's expertise is in large consumer sectors including Insurance, Financial Services, Home Improvement, Residential Services, Legal, Professional Services, Media and Entertainment.

The Company’s Business Solutions are architected to service other sectors that have a B2C focus with a need for high lifetime value customers.

Headquarters

The Company is headquartered in New York, New York with satellite offices in Los Angeles, California and Brooklyn, and Westchester County, New York.

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

Converge grew to an eighty (80) person operation, at the time of the Acquisition, with offices in New York City, NY, Westchester County, NY, and San Diego, CA. Converge’s co-founder, Tom Marianacci, is now the Head of Demand Solutions, former member Mike Carrano holds the position of Head of Supply Solutions, and Sadiq (Sid) Toama is the Company’s Chief Executive Officer and a member of the Board of Directors.

Company Strategy

Business Strategy

Our business strategy is to build upon Converge’s success and revenues by continuing its focus on performance driven business outcomes and delivering measurable outcomes that is underwritten by our enterprise technology and analytics expertise. The Company is now able to complement the core capabilities of the Converge Acquisition to deliver the other key attributes of a successful customer engagement business.

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

Human Capital Resources

As a company that is made up of technical functions and talent, our processes and our people are our standout competitive advantages. We are committed to a culture of shared success, investing in our people to provide them with opportunities across our organization and help them achieve their personal objectives. No different to our business value to our clients, we continuously seek to bring our analytics focus to measure, diagnose, and prescribe the best paths forward for our people. Our matrixed organization, where our people report to their function and to the project, enables our teams to get a broad reach into multiple functions and insights across the Company to increase the lifetime value for both parties. This approach enables the Company to provide long-standing and stable services powered by people who really do know their clients through shared processes.

The Company has attracted, and continues to attract, talented and diverse team members during the recent transformation of the business. The Company’s focus has been to introduce talent from all sectors to build upon its creative, media, and analytics talent pool. As of December 31, 2022, the Company employs 97 individuals across the globe.

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

Macroeconomic Conditions

The U.S. economy continues to suffer from the adverse effects of the COVID-19 economic and health crisis. Macroeconomic factors, such as the level of interest rates, credit availability, and the level of unemployment, including during economic downturns and global pandemics, could all have an adverse impact on our customers’ costs of services and their demand for our services and our revenues. Any difficulties faced by our customers due to hardships in the economy could cause a reduction in their advertising budgets as they seek to manage expenses in general. Conversely, to an extent, we believe that the digital media advertising industry is also counter-cyclical to macroeconomic conditions since some customers increase their advertising and promotion efforts in times where consumers are more difficult to acquire. This enables us to ease the downward impact on our revenues during a downturn in the economy.

We also believe that we are well suited to take advantage of an economic downturn due to (a) our business being focused on measurable business outcomes versus brand awareness, (b) our trading capabilities across multiple channels and tactics to take advantage of easing media costs, and (c) our ability to leverage sectors that promote financial benefits and costs savings to consumers. We saw growth in the Converge business during the COVID-19 pandemic of approximately $238.0 million for year ended December 31, 2020, and $294.0 million for year ended December 31, 2021, due to the Performance revenue stream promoting clients to test our services due to the financial risk mitigation that this solution offers (pay lead or appointment etc.). In addition, we have also been able to take advantage of consumers being at home who are engaging with our home services and home improvements client offerings.

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

Available Information

Our website is www.troikamedia.com. Interested readers can access, free of charge, our annual reports and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act, through the SEC website at www.sec.gov and searching with our ticker symbol “TRKA.” Such reports are generally available the day they are filed. Upon request, we will furnish interested readers a paper copy of such reports free of charge by contacting Investor Relations at 25 West 39th Street, 6th Floor, New York, New York 10018 or call (212) 213-0111 or by email investorrelations@troikamedia.com.

Item 1A. Risk Factors
Described below are certain risks we believe apply to our business and the industry in which we operate. The risks are categorized using the following headings: risks relating to our business and industry, risks related to our intellectual property, risk related to legal and regulatory matters, risks related to liquidity and capital resources, risks related to financial reporting, and general risk factors. Each of the following risk factors, should be carefully considered in conjunction with other information provided in this Transition Report on Form 10K/T and in other public disclosures. We have sought to identify what we believe to be all material risks and uncertainties to our business and ownership of our common stock, but we cannot predict whether, or to what extent, any of such risks or uncertainties may be realized nor can we guarantee that we have identified all possible risks and uncertainties that might arise. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Relating to Our Business and Industry

We are undergoing a transformational reorganization of strategy, governance, and management following the Converge Acquisition.

Since the Converge Acquisition, we have undergone a transformational restructuring of our strategy, governance, and management which require time and pose implementation risks and costs. This transformative event may be impacted by risks associates with the merger of cultures, delay in adoption of new processes, changes in systems and standard operating procedures, and the like. There are risks associated with legacy clients understanding the new strategy and how they will be serviced on a go forward basis. The restructuring poses cost consequences of personnel, office, and systems changes. All these risks may impact our financial performance and may lead to an increase in costs. Management’s time and focus in executing the restructuring can lead to a loss of focus on revenues and growth.

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

Customer concentration risks for our business

For the transition period ended December 31, 2022, and for the fiscal years ended June 30, 2022 and 2021, six (6) customers accounted for 85.5%, 74.1%, and 42.4%, respectively, of our net revenues. To the extent that any large customer fails to meet its purchase commitments, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products or services, or if we experience difficulty in meeting the demand by these customers for our products or services, our revenues and results of operations could be adversely affected.

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

If one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, and we could lose consumer traffic to our websites. A decrease in consumer traffic to our websites, for any reason, could have a material adverse effect on our business, financial condition, and results of operations. Consumer traffic to our websites and the volume of sales generated by consumer traffic varies and can decline from to time. Additionally, even if we are successful in generating traffic to our websites, we may not be able to convert these visits into consumer sales.

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
•A security breach at any third-party could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure or contractual requirements, which could expose us to liability.

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
•Attract and retain management and other skilled personnel for our business. Our revenue growth rates may also be limited if we are unable to retain high caliber employees;
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

At the Closing of the Converge Acquisition, $29.1 million of the $76.5 million proceeds, under the Credit Facility were escrowed pending the delivery to Blue Torch Finance LLC ("Blue Torch") of the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019. The Converge Sellers agreed to accept a portion of the purchase price in the form of the right to the escrowed funds (the “Converge Holdback”). Delivery of such financial statements was completed during the quarter ended June 30, 2022; however, Blue Torch has not consented to the release of the escrowed funds as required by the Escrow Agreement. See “Business Overview – Description of our Business – Converge Acquisition.”

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

Risks Related to Liquidity and Capital Resources

The Company is currently operating under a Limited Waiver of certain Events of Default under its Credit Agreement. Failure to comply with the terms of the Limited Waiver or to cure the Events of Default could have a material adverse effect on the Company.

On February 10, 2023, Blue Torch and the Company entered into an Amended and Restated Limited Waiver (the “A&R Limited Waiver”) of certain events of default (such events of default, the “Specified Events of Default”) under the Financing Agreement dated March 21, 2022, by and among the Company, the lenders from time-to-time party thereto (the “Lenders”), and Blue Torch as collateral agent and administrative agent for the Lenders (the “Financing Agreement”). The A&R Limited Waiver provides that, among other things, during the Waiver Period (defined below), the Company will comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to the sellers of the Converge business.

The A&R Limited Waiver will expire on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “Waiver Period”).

If the Company is unsuccessful in curing the Specified Events of Default, renegotiating the terms of the Financing Agreement, or other satisfying the Financing Agreement prior to the expiration of the Waiver Period, the Lenders under the Financing Agreement could accelerate the indebtedness under the Financing Agreement and seek to exercise other remedies. Any such action would likely have a material adverse effect on the Company and its financial condition.

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

The conversion of our outstanding Convertible Series E Preferred stock and exercise of our warrants could depress our stock price and dramatically dilute shareholders.

The Company has substantial derivative securities outstanding which is likely create an overhang on the price at which the Company’s stock may trade. As of December 31, 2022, the Company had 310,793 shares of Series E Convertible Preferred Stock outstanding with an aggregate liquidation preference of approximately $31.1 million. The Series E Preferred Stock is convertible into the Company’s common stock at a conversion price of $0.25 per share, and is thus convertible into an additional 124,317,000 shares of common stock. In addition, there are warrants to acquire 266,666,640 shares of common stock outstanding with an exercise price of $0.25 per share. The Company also has additional stock options, stock warrants and restricted stock units outstanding for a total of 11,384,000 shares of common stock. The large number of shares of common stock potentially issuable upon conversion of the Series E Preferred Stock and the exercise of stock options and warrants would have the effect of diluting the ownership interest of the outstanding Common Stock and will likely adversely affect the price at which the Common Stock trades.

The Company’s failure to register the resale of the shares of Common Stock underlying the Series E Preferred Stock has subjected the Company to liquidated damages and could subject it to additional liability.

The shares of Series E Preferred Stock and Warrants and the shares of Common Stock issuable upon conversion of the Series E Preferred Stock and the exercise of the Warrants (collectively, the “Securities”) issued in March 2022 were not initially registered under the Securities Act of 1933, as amended. Pursuant to a Registration Rights Agreement with the Purchasers dated March 16, 2022 (the “Registration Rights Agreement”), the Company committed to file with the Securities and Exchange Commission (the “SEC”) an initial Registration Statement concerning the Securities within ten (10) business days of the March 21, 2022, closing date, which initial Registration Statement was required to be declared effective within forty-five (45) days of the filing date or ninety (90) days if there is a “full review by the SEC”.

While the Company filed a Registration Statement on Form S-1 (the “Form S-1”) concerning the Securities to satisfy the requirements of the Registration Rights Agreement, the Form S-1 was not declared effective and was ultimately withdrawn. As a result, the Company is required under the terms of the Registration Rights Agreement to pay to the Purchasers a partial liquidated damages penalty for failure to meet the effectiveness date requirement, which is equal to 14% of the subscription amount, of which $3.6 million remains unpaid. The holders of the Securities could seek to pursue payment of the unpaid liquidated damages and/or other remedies which could have a material adverse effect on the Company and its financial condition.

Our Strategic Review May Not Result in an Executed or Consummated Transaction or Other Strategic Alternative, and
the Process of Reviewing Strategic Alternatives or its Conclusion Could Adversely Affect our Business and Our
Stockholders.

On February 22, 2023, we announced that our Board of Directors has initiated a review and evaluation of strategic options, in consultation with our financial and legal advisors, with the intent to unlock and maximize stockholder value. We are actively working with financial advisors and legal counsel in connection with this strategic review process.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations, which may cause concern to our current or potential employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. Further, the process may affect our ability to recruit and retain qualified personnel, business partners, and other stakeholders important to our success. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

We do not intend to, and may be unable to pay, cash dividends for the foreseeable future.

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

Our common stock and warrants are listed on the Nasdaq Capital Markets. In order to maintain compliance with Nasdaq Listing Rules, we must satisfy minimum financial and other reporting, governance requirements, failure of which could result in a delisting of our common stock, which could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

On May 20, 2022, the Company received notice from Nasdaq that it had failed to maintain a minimum bid price of $1 per share based on the closing bid price for the thirty (30) consecutive business days preceding May 20, 2022, and thus it has failed to meet a Nasdaq Listing Rules. On November 17, 2022, the Company received a letter from Nasdaq and was provided 180 calendar days, or until May 15, 2023, to regain compliance with the Minimum Bid Price Rule.

Under the terms of the agreements pursuant to which the Series E Preferred Stock was issued, the Company is prohibited from engaging in a reverse stock split, which is the typical technique for remedying the failure to meet the bid price rule. Thus, the Company will be required to either obtain a waiver of such restriction, or if such waiver is not obtained to breach such agreements or to face delisting of the Common Stock from Nasdaq.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties

Our principal executive office is located in a leased facility in New York, New York, consisting of approximately 13,116 square feet of office space under a lease with an expiration date in October 2029. This facility accommodates our principal operations, finance, and administrative activities. We also lease additional facilities to accommodate operations in Los Angeles, California, Brooklyn, and Westchester County, New York .

Item 3. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements, Part II, Item 8 of this Form 10-K/T.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock and Warrants are traded on the Nasdaq Capital Market under the symbols “TRKA” and “TRKAW,” respectively.
As of March 3, 2023, 344,306,906 shares of common stock were issued and outstanding, which were held of record by approximately 450 shareholders.
Dividends
The Company has not paid any cash dividends on its common stock. Dividends may not be paid on the common stock while there are accrued but unpaid dividends under our Series E Preferred Stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no purchases made from July 1, 2022 to December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans:

The information required by Item 201(d) of Regulation S-K will be included in an amendment to this form 10-KT/A, and is incorporated herein by reference.
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical fact are forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “may,” “will,” “should,” “could,” “potential,” “continue,” “intends,” “plans,” and similar words and terms used in the discussion of future operating and financial performance and plans identify forward-looking statements. Investors are cautioned that such forward-looking statements are not guarantees of future performance, results, or events and involve risks and uncertainties, and that actual results or developments may differ materially from the forward-looking statements as a result of various factors. Factors that may cause such differences to occur include, but are not limited to: those discussed in Part I, Item 1A of this Form 10-K/T under the heading “Risk Factors.”
Introduction

This MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and footnotes thereto included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T to help provide an understanding of our financial condition, changes in financial condition, results of operations, and cash flows.

Our MD&A is organized as follows:

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Results of Operations. This section provides an analysis of our results of operations for the six months ended December 31, 2022 and 2021, and for fiscal years ended June 30, 2022 and 2021.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, as well as an analysis of our cash flows for the six months ended December 31, 2022 and 2021, and for fiscal years ended June 30, 2022 and 2021. The discussion of our financial condition and liquidity includes summaries of our primary sources of liquidity, our contractual obligations, and off balance sheet arrangements that may have existed at December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies. This section cross-references a discussion of accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are discussed in the notes to our consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T.

Change in fiscal year

As previously mentioned, we have changed our fiscal year end to December 31 from June 30, effective January 1, 2023. This transition report is for the six-month transition period of July 1, 2022 through December 31, 2022. References in this report to "fiscal year" refer to years ending June 30. References to this report to "transition period" refer to the six month period ending December 31, 2022.

Business Overview

Description of our Business

Converge Acquisition

On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary CD Acquisition Corp, consummated the transactions contemplated by a Membership Interest Purchase Agreement dated as of November 22, 2021 (as amended, the "MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") and 40% of the equity of Converge Marketing Services, LLC, an affiliated entity, for a notional aggregate purchase price of $125.0 million valued for accounting purposes at approximately $114.9 million. The MIPA identifies the seller parties as the Converge Sellers. The cash portion of the purchase price consisted of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow (the “Converge Holdback”) payable upon satisfaction of certain conditions, and another $5.0 million payable twelve months after the acquisition date contingent on the Company satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares were subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA, an aggregate of $2.5 million (10%) or 1,250,000 shares of the common stock issued to the Converge Sellers are held in escrow to secure against claims for indemnification. The escrowed shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims.

On the Closing Date, the Company entered into an Escrow Agreement with Blue Torch, a representative of the Converge Sellers and Alter Domus (US) LLC acting as Escrow Agent. The Escrow Agreement provided for the escrow of the Converge Holdback totaling $29.1 million of the $76.5 million proceeds, under the Credit Facility to be released to the Converge Sellers upon delivery to Blue Torch of the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019. Delivery of such financial statements was completed during the Company’s quarter ended June 30, 2022; however, Blue Torch has not consented to the release of the escrowed funds, which is required under the terms of the Escrow Agreement for the release of the Converge Holdback.

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

Costs of Revenue

Cost of revenues consists of the payments made to third parties, such as media costs and administrative fees (Google, Facebook, The Trade Desk, etc.), technology fees (The Trade Desk, Invoca, LiveRamp, etc.), production expenses (printing, logistics, etc.), data costs, and other third-party expenses that Company incurs on behalf of a client that is needed to deliver the services.

General and Administrative Expenses

The Company’s selling, general, and administrative expenses primarily consist of administrative costs, including employee compensation and benefits, professional fees, sales and marketing costs, and facilities and office overhead.

Income Taxes

See Note 17 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on income taxes.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended December 31, 2022 versus the Six Months Ended December 31, 2021

The table below sets forth, for the periods presented, our consolidated results of operations for the periods indicated.

	Six Months Ended		Change
	December 31, 2022	December 31, 2021	Amount	Percentage
		(unaudited)
Revenue	$187,910,491	$15,343,000	$172,567,491	1125%
Cost of revenue	162,250,051	8,420,000	153,830,051	1827%
Gross margin	25,660,440	6,923,000	18,737,440	271%
Operating expenses:
Selling, general and administrative expenses	22,658,206	14,097,000	8,561,206	61%
Depreciation and amortization	4,423,831	401,000	4,022,831	1003%
Restructuring and other related charges	6,868,066	—	6,868,066	100%
Impairment and other losses (gains), net	11,066,341	—	11,066,341	100%
Total operating expenses	$45,016,444	$14,498,000	$30,518,444	211%
Operating loss	$(19,356,004)	$(7,575,000)	$(11,781,004)	156%

Other income (expense):
Loss contingency on equity issuance	(3,385,000)	—	(3,385,000)	100%
Interest expense	(6,174,849)	(47,000)	(6,127,849)	13038%
Foreign exchange loss	(944,417)	(26,000)	(918,417)	3532%
Gain on change in fair value of derivative liabilities	20,004,367	12,000	19,992,367	166603%
Net gain on sale of subsidiary	82,894	—	82,894	100%
Other income, net	212,386	1,444,000	(1,231,614)	(85)%
Total other income (expense)	$9,795,381	$1,383,000	$8,412,381	608%

Loss from operations before income taxes	(9,560,623)	(6,192,000)	(3,368,623)	54%
Income tax expense	(19,122)	(57,000)	37,878	(66)%
Net loss	$(9,579,745)	$(6,249,000)	$(3,330,745)	53%

The results of operations for the six months ended December 31, 2022, have been significantly impacted by the Converge Acquisition and the company-wide restructuring program. All financial results herein for the six months ended December 31, 2022, include the results of operations of Converge, which was acquired on March 22, 2022. See Note 3 Business Combinations and Dispositions to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on the Converge Acquisition.

Revenue

Revenue for the six months ended December 31, 2022 increased $172.6 million, or 1125%, to $187.9 million, as compared with the prior period. The breakdown by revenue stream was the following:

Managed Services revenue	$104,644,907
Performance Solutions revenue	75,652,075
Other revenue	7,613,509
$187,910,491

The increases in Managed Services revenue and Performance Solutions revenue were directly attributable to the Converge Acquisition. The Converge Acquisition contributed $180.3 million, or 95.9% of the Company's total revenue for the six month period.

Other revenue decreased $7.7 million, or 50.4%, to $7.6 million, primarily attributable to the company-wide restructuring program. The Company has shifted towards scalable performance-based revenues and business consulting engagements and away from project-based unscalable revenues.
Cost of revenue

For the six months ended December 31, 2022, cost of revenue increased by $153.8 million, or 1827%, to $162.3 million, as compared with the prior period. The increase is primarily attributable to the direct correlation with the increase in revenue as well as the increase in customer acquisition and retention costs.
Gross margin

For the six months ended December 31, 2022, gross margin increased $18.7 million, or 271%, to $25.7 million, as compared with the prior year period. This increase was primarily due to the increase in revenues partially offset by the increase in cost of revenues related to the Converge Acquisition as discussed above. For the six months ended December 31, 2022, gross margin as a percentage of revenues decreased from 45% to 14% as compared to the prior year period. The Troika and Mission entities had a higher gross margin percentage as compared to Converge. As a result, the gross margin as a percentage of revenues has declined.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the six months ended December 31, 2022, increased $8.6 million, or 61%, to $22.7 million, as compared with the prior year period. This $8.6 million increase is primarily attributable to an increase in employee related costs of approximately $5.3 million, an increase in office and occupancy costs of approximately $1.5 million, an increase in professional fees of approximately $1.4 million, an increase in travel and entertainment costs of approximately $0.2 million, and an increase in miscellaneous costs of approximately $0.2 million.

Employee related costs increased due to the addition of the 80 plus headcount acquired with Converge, which added $5.8 million. This increase was offset by the reduction in salaries and other employee related costs as a result of the discontinuation of certain subsidiary operations as part of the Company's restructuring efforts. The combined employee related costs from non-Converge entities totaled $10.4 million during the six months ended December 31, 2022, which was a 5% decrease compared to the prior year period. The severance costs relating to the termination of employees is recorded in restructuring and other related charges.

The increased professional fees were largely driven by the accounting and audit fees incurred during the transition period. Due to the change in year end date, the Company incurred higher audit fees than in a normal six month period. Additional professional fees, mainly legal fees, were incurred from newly engaged firms to help the Company with various debt and equity financing matters.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended December 31, 2022 increased approximately $4.0 million, or 1003%, to $4.4 million, as compared to the prior year period. The increase is primarily attributable to the amortization of intangible assets acquired as a result of the Converge Acquisition.

Restructuring and other related charges

For the six months ended December 31, 2022, the Company recorded $6.9 million of restructuring charges related to the discontinuation of certain subsidiary operations. These restructuring charges were comprised of approximately $3.0 million related to excess facilities, $1.5 million of professional fees, $1.2 million of employee severance and other related benefit costs, $0.9 million of other exit costs (related to balance sheet write-offs), and $0.4 million related to the sale of Mission-Media Holdings Ltd. There were no such amounts recorded in the prior year. See Note 5 - Restructuring. to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information.

Impairments and other losses (gains), net

For the six months ended December 31, 2022, the Company recorded approximately $11.1 million in net impairment losses. The charges comprised of goodwill impairments totaling $9.8 million, and impairment of intangible assets of approximately $1.2 million. The goodwill impairment consisted of $6.9 million of goodwill impairment charges related to the discontinuation of Mission Culture LLC (Delaware) and $2.9 million of goodwill impairment charges related to the discontinuation of Troika Design Group, Inc. (California). See Note 3 - Business Combinations and Dispositions. and Note 10 - Intangible Assets & Goodwill. to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information.

There were no impairment charges recorded for the six months ended December 31, 2021.

Loss contingency on equity issuance

For the six months ended December 31, 2022, the Company recorded $3.4 million of loss contingency expenses per the Registration Rights Agreement related to partial liquidated damages as a result of not having the registration statement declared effective by the SEC by the time required under the Registration Rights Agreement. During the six months ended December 31, 2022, the Company had paid an aggregate of $3.6 million of partially liquidated damages, which was recognized in the Statement of Operations for the year ended June 30, 2022.

Interest expense

Interest expense for the six months ended December 31, 2022 of $6.2 million was primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). During the six months ended December 31, 2022, the Company incurred an additional 2% of penalty interest per month beginning on October 3, 2022, as a result of the Company's covenant default. See Note 13 - Credit Facilities to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on the Company's Credit Facility.

Foreign exchange loss

For the six months ended December 31, 2022, there was a foreign exchange loss of $0.9 million compared to a foreign exchange loss of $26 thousand in the comparable prior year period. The foreign exchange loss was primarily driven by the sale of a foreign subsidiary, Mission-Media Holdings Ltd. Prior to the sale, the Company had previously accounted for foreign currency translation in accumulated other comprehensive income, and subsequent to the sale this was reclassified to the Statement of Operations.

Gain on change in fair value of derivative liabilities

For the six months ended December 31, 2022 and 2021, the Company recorded $20.0 million and $12 thousand, respectively, of gain on the change in fair value of derivative liabilities and warrants. The financing warrants are associated with the equity financing related to the Converge Acquisition and were issued to the institutional investors who received Series E Preferred Stock and warrants. See Note 9 - Fair Value Measurements and Note 15 - Stockholders' Equity to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on the derivative liabilities.

Net gain on sale of subsidiary

For the six months ended December 31, 2022, there was a net gain recorded relating to Mission-Media Holdings Ltd., of approximately $0.1 million. This gain on the sale of a subsidiary was driven by the difference between the Mission-Media Holdings Ltd. net book value, the purchase price received by the Company, and a working capital payment made by the Company to the subsidiary. This gain was offset by the outstanding intercompany balances between Mission-Media Holdings Ltd. and the consolidated TMG entities.

Other income, net

Other income for the six months ended December 31, 2022, decreased $1.2 million, or 85%, to $0.2 million. The decrease in other income, net was primarily driven by a reduction in income from legal settlements of approximately $1.0 million and a reduction in rental income of approximately $0.1 million.

Adjusted earnings before interest, tax, depreciation, and amortization ("Adjusted EBITDA")

The Company evaluates its performance based on several factors, of which the key financial measure is our net income (loss) before (i) interest expense, net (ii) income tax expense, (iii) depreciation, amortization and impairments of property and equipment, goodwill and other intangible assets, (iv) share based compensation expense, (v) restructuring charges or credits, (vi) gains or losses on dispositions of business and associated settlements, and (vii) certain other non-recurring or non-cash items.

Management believes that the exclusion of share based compensation expense or benefit allows investors to better track the performance of the Company's business without regard to the settlement of an obligation that is not expected to be made in cash.

Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenue and Adjusted EBITDA measure as its most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators. Adjusted EBITDA should be viewed as a supplement to and not a substitute for net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar titles used by other companies.

The following table is a reconciliation of net income (loss), a GAAP measure, to Adjusted EBITDA:

	Six Months Ended
	December 31,		Change
	2022	2021	Amount	Percentage
Net Loss	$(9,579,745)	$(6,249,000)	$(3,330,745)	53%
Interest expense	6,174,849	47,000	$6,127,849	13038%
Income tax expense	19,122	57,000	$(37,878)	(66)%
Depreciation and amortization	4,423,831	401,000	$4,022,831	1003%
EBITDA	1,038,057	(5,744,000)	$6,782,057	(118)%
Impairment and other losses (gains), net	11,066,341	(1,448,000)	$12,514,341	(864)%
Business Acquisition Costs included in SG&A	—	517,000	$(517,000)	(100)%
Restructuring and other related charges	6,868,066	—	$6,868,066	100%
Share based compensation	2,680,081	2,100,000	$580,081	28%
Loss contingency on equity issuance	3,385,000	—	$3,385,000	100%
Net gain on sale of subsidiary	(82,894)	—	$(82,894)	100%
(Gain) loss on derivative liabilities	(20,004,367)	(12,000)	$(19,992,367)	166603%
Adjusted EBITDA	$4,950,284	$(4,587,000)	$9,537,284	(208)%

Adjusted EBITDA for the six months ended December 31, 2022, increased $9.5 million to $5.0 million as compared with the prior year period. The increase was primarily driven by the increase in revenues and gross margin attributable to the managed services and performance solutions revenue streams associated with the Converge Acquisition (as discussed previously).

Comparison of the Year Ended June 30, 2022 versus the Year Ended June 30, 2022

	Year Ended June 30,		Change
	2022	2021	Amount	Percentage

Revenue	$116,409,703	$16,192,000	$100,217,703	619%
Cost of revenue	88,127,498	7,504,000	80,623,498	1074%
Gross margin	28,282,205	8,688,000	19,594,205	226%
Operating expenses:
Selling, general and administrative expenses	45,271,857	25,372,000	19,899,857	78%
Depreciation and amortization	3,097,780	2,299,000	798,780	35%
Restructuring and other related charges	5,590,932	—	5,590,932	100%
Impairment and other losses (gains), net	7,708,677	(3,142,000)	10,850,677	(345)%
Total operating expenses	61,669,246	24,529,000	37,140,246	151%
Operating loss	(33,387,041)	(15,841,000)	(17,546,041)	111%

Other income (expense):
Amortization expense of note payable discount	—	(409,000)	409,000	(100)%
Loss contingency on equity issuance	(3,615,000)	—	(3,615,000)	100%
Interest expense	(2,943,367)	(7,000)	(2,936,367)	41948%
Foreign exchange loss	(30,215)	(48,000)	17,785	(37)%
Gain on change in fair value of derivative liabilities	638,622	72,000	566,622	787%
Other income, net	679,920	452,000	227,920	50%
Total other income (expense)	(5,270,040)	60,000	(5,330,040)	(8883)%

Loss from operations before income taxes	(38,657,081)	(15,781,000)	(22,876,081)	145%
Income tax expense	(35,925)	(216,000)	180,075	(83)%
Net loss	(38,693,006)	(15,997,000)	(22,696,006)	142%

The results of operations for the year ended June 30, 2022, have been significantly impacted by the Converge Acquisition. All financial results herein for the fiscal year ended June 30, 2022, include the results of operations of the Converge companies which are reflective of the period March 22, 2022 (the Acquisition closing date), though June 30, 2022. See Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on the Converge Acquisition.

Revenue

Revenue for the year ended June 30, 2022, increased $100.2 million as compared with the prior year period, resulting in a total of approximately $116.4 million. The increase was attributable to the following:

Increase in managed services revenue	$51,101,818
Increase in performance solutions revenue	40,178,973
Other net increases	8,936,912
$100,217,703

The increase in Managed Services revenue and Performance Solutions revenues is directly attributable to the Converge Acquisition and is reflective of the period March 22, 2022 (the date of the Converge Acquisition closing), through June 30, 2022. The Converge Acquisition contributed approximately $90.3 million in revenue during that 101 day period, which is representative of 78% of the Company's total revenue for fiscal year 2022.

The increase in other revenue of approximately $8.9 million was primarily driven by the gradual return to more normal business activities as a result of the lifting of government restrictions that were in place in the prior year period due to COVID-19.

Cost of Revenue

For the year ended June 30, 2022, cost of revenue increased $80.6 million, or 1074%, to $88.1 million as compared with the prior year period. The increase is primarily attributable to incremental costs of approximately $77.8 million resulting from the addition of the Converge business.

Gross Margin

For the year ended June 30, 2022, gross margin increased $19.6 million, or 226%, to $28.3 million, or 24% of revenue, as compared with the prior year period, primarily due to the increase in revenue partially offset by the increase cost of revenue related to the Converge Acquisition as discussed above.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended June 30, 2022, increased $19.9 million, or 78%, to $45.3 million as compared with the prior year period. The increase is primarily attributable to an increase in employee related costs of approximately $13.3 million, an increase in professional fees of approximately $4.2 million, an increase in miscellaneous costs of approximately $1.5 million, an increase in travel and entertainment costs of approximately $0.6 million, and an increase in office and occupancy costs of approximately $0.3 million.

The increase in employee related costs of approximately $13.3 million is primarily due to an increase in stock-based compensation of $8.7 million, increases in salaries and other related costs of approximately $1.7 million (exclusive of employees acquired with the Converge Acquisition), employee related costs of approximately $3.3 million directly attributable to the Converge Acquisition, and an increase in professional fees due to one-time costs incurred for legal, accounting, and other services performed related to the Converge Acquisition. These increases were partially offset by a decrease in consulting fees of approximately $3.5 million.

Depreciation and Amortization

Depreciation and amortization expenses for the year ended June 30, 2022, increased $0.8 million, or 35%, to $3.1 million compared to the prior year period. The increase is primarily attributable to amortization of intangible assets acquired as a result of the Converge Acquisition.

Restructuring and Other Related Charges

For the year ended June 30, 2022, the Company recorded $5.6 million of restructuring charges related to employee severance and other employee related benefits. During the fourth quarter of 2022, the Company shut down Redeeem operations, as well as consolidated the operations for certain Troika entities. This has resulted in the departure of key executives as well as certain additional reductions in workforce in order to align with management's new strategic direction. There were no such amounts recorded in the prior year.

Impairments and Other (Gains) Losses, Net

For the year ended June 30, 2022, impairments and other losses $10.9 million, or 345%, to $7.7 million compared to the prior year. The increase is comprised of impairments of goodwill totaling approximately $8.8 million, the absence of a $3.1 million gain in the prior year period, and impairments of net intangible assets totaling $0.4 million. These increases were partially offset by gains in the current year period totaling $1.4 million.

For the year ended June 30, 2022, impairment charges of $8.8 million included of goodwill impairments of $6.7 million related to Mission UK as a result of the Sale agreement entered into on August 1, 2022, and goodwill impairment of $2.0 million and intangible assets impairments of $0.4 million related to the discontinuation of operations for the Redeeem subsidiary. See Note 3 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10K/T for more information.

The above increases were offset by $1.0 million gain on legal settlements, which was related to the Stephensons' settlement, (See Note 12 to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data of this Transition Report on Form 10K/T for more information on the legal matters). The remaining increase included an approximate $0.3 million gain on government grant forgiven related to SBA-backed Paycheck Protection Program grants received due to the ongoing COVID-19 pandemic and a $0.2 million gain on rent abatement. For the year ended June 30, 2021, the Company recognized approximately $3.1 million of income from government grants.

There were no impairment charges recorded during the year ended June 30, 2021.

Loss Contingency on Equity Issuance

For the year ended June 30, 2022, the Company recorded $3.6 million of loss contingency expenses per the Registration Rights Agreement related to partial liquidated damages as a result of not filing the registration statement by the effective date.

Interest Expense

Interest expense for the year ended June 30, 2022, is related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 13. Credit Facilities to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Transition Report on Form 10-K/T for more information on the Company's Credit Facility.

Gain on Change in Fair Value of Derivative Liabilities

For the year ended June 30, 2022, gain on change in fair value of derivative liabilities increased by $0.6 million, or 787%, to $0.6 million compared to the prior year. The derivative liabilities are associated with the debt and equity financing related to the Converge acquisition. There were no derivative liabilities related to the Converge acquisition recorded in the prior fiscal year period.

Adjusted earnings before interest, tax, depreciation, and amortization ("Adjusted EBITDA")
(refer to discussion within Comparison of the Six Months Ended December 31, 2022 versus the Six Months Ended December 31, 2021 for definition of Adjusted EBITDA)

	Year Ended
	June 30,		Change
	2022	2021	Amount	Percentage
Net Loss	$(38,693,006)	$(15,997,000)	$(22,696,006)	142%
Interest expense	2,943,367	7,000	2,936,367	41948%
Income tax expense	35,925	216,000	(180,075)	(83)%
Depreciation and amortization	3,097,780	2,299,000	798,780	35%
EBITDA	(32,615,934)	(13,475,000)	(19,140,934)	142%
Impairment and other losses (gains), net	7,708,677	(3,142,000)	10,850,677	(345)%
Business Acquisition Costs included in SG&A	2,200,000	—	2,200,000	100%
Restructuring and other related charges	5,590,932	—	5,590,932	100%
Share based compensation	13,292,534	4,419,000	8,873,534	201%
Loss contingency on equity issuance	3,615,000	—	3,615,000	100%
Net gain on sale of subsidiary	—	—	—	100%
(Gain) loss on derivative liabilities	(638,622)	(72,000)	(566,622)	787%
Adjusted EBITDA	$(847,413)	$(12,270,000)	$11,422,587	(93)%

Adjusted EBITDA for the year ended June 30, 2022, increased $11.4 million to $(0.8) million as compared with the prior year period. The increase was primarily driven by the increase in revenues and gross margin attributable to the managed services and performance solutions revenue streams associated with the Converge Acquisition (as discussed previously).

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

We regularly monitor and assess our ability to meet our net funding and investing requirements. We believe we have sufficient liquidity from cash and cash equivalents and future cash flows from operations to fund our operations and service the credit facilities for the foreseeable future. See Note 13 - Credit Facilities to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T for discussion of the Credit Facility.

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

The Company received an extension of the limited waiver due to noncompliance with certain covenants of the agreement. The amended limited waiver will expire on the earliest of the occurrence of an event of default under the financing agreement, a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and June 30, 2023, subject to potential extension of up to 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction

The Company and each of its subsidiary Guarantors entered into a Pledge and Security Agreement (the “Security Agreement”) dated as of March 21, 2022, as a requirement with the Credit Facility. Each Guarantor pledged and assigned to the Collateral Agent and granted the Collateral Agent with a continuing security interest in all personal property and fixtures of the Guarantors (the “Collateral”) and all proceeds of the Collateral. All equity of the Guarantors was pledged by the Borrower.

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

In connection with the aforementioned note, the Company recorded deferred financing and issuance costs totaling approximately $9.2 million, including a $1.5 million upfront fee. The costs will be amortized over the life of the note using the effective interest rate method. During the six months ended December 31, 2022, the Company recorded $1.2 million in amortization expense and made principal payments of $1.9 million.
At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The number was adjusted to 5,429,439 of common shares effective December 9, 2022. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

The Company is in negotiations with its Senior Secured Lender to revise the terms of its Financing Agreement relating to the Credit Facility.
Series E Private Placement

On March 16, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private offering (the “March 2022 Private Placement”), an aggregate of $50.0 million of securities, consisting of shares of Series E convertible preferred stock of the Company, par value $.01 per share (the “Series E Preferred Stock”) and warrants to purchase (100% coverage) shares of common stock (the “Warrants”) (collectively, the Series E Preferred Stock and Warrants are referred to as the “Securities”). Under the terms of the Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Warrants to purchase up to 33,333,333 shares of the Company’s common stock (the “Conversion Shares”). Each share of the Series E Preferred Stock has a stated value of $100 per share and was originally convertible, at any time, into shares of common stock at a conversion price of $1.50 per share (the “Conversion Price”), subject to adjustment. The Company sold the Securities for gross proceeds of $50,000,000.

The shares of Series E Preferred Stock were originally convertible at $1.50 per share, or an aggregate of approximately 33,333,333 shares of common stock, subject to adjustment, for reverse and forward stock splits, stock dividends, stock combinations and other such transactions. In addition, the Conversion Price will be downwardly adjusted the greater of (i) eighty (80%) percent of the average of the ten (10) lowest daily VWAPs during the forty (40) trading day period beginning on and including the Trading Day immediately follow the Effective Date of the initial Registration Statement, and (ii) the Floor Price of $0.25 per share unless a holder elects to shorten the adjustment period to all or a portion of the Series E Preferred Stock held by such person to between ten (10) and thirty-nine (39) trading days (the "Registration Reset Price").

The shares of Series E Preferred Stock and Warrants and the shares of Common Stock issuable upon conversion of the Series E Preferred Stock and the exercise of the Warrants issued in March 2022 were not initially registered under the Securities Act of 1933, as amended. Pursuant to a Registration Rights Agreement with the Purchasers dated March 16, 2022 (the “Registration Rights Agreement”), the Company committed to file with the SEC an initial Registration Statement concerning the Securities within ten (10) business days of the March 21, 2022, closing date, which initial Registration Statement was required to be declared effective within forty-five (45) days of the filing date or ninety (90) days if there is a “full review by the SEC”.

While the Company filed a Registration Statement on Form S-1 (the “Form S-1”) concerning the Securities to satisfy the requirements of the Registration Rights Agreement, the Form S-1 was not declared effective and was ultimately withdrawn. As a result, the Company is required under the terms of the Registration Rights Agreement to pay to the Purchasers a partial liquidated damages penalty for failure to meeting the effectiveness date requirement, which is equal to 14% of the subscription amount.

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

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

New Warrant Exercise Price: The New Warrant exercise price per share of common stock was $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation were not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants reverted to $2.00, subject to further adjustment as set forth in the New Warrant. In general, such further adjustments provide that, subject to acceleration by the holder thereof, after the Subsequent Adjustment Period, the exercise price is adjusted to the lesser of the exercise price then in effect or the greater of (i) the average of the ten (10) lowest daily VWAPs during the Subsequent Adjustment Period and (ii) $0.25.Pursuant to such terms, the exercise price is currently fixed at $0.25 per share.

Series E Conversion Price: The conversion price for the Series E Preferred Stock was initially equal $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022 and November 21, 2022. The conversion prices were subject to further adjust upon conclusion of the Subsequent Adjustment Period, subject to acceleration by the holder thereof, to the lesser of the conversion price then in effect or the greater of (i) the average of the ten (10) lowest daily VWAPs during the Subsequent Adjustment Period and (ii) $0.25. The conversion price was subsequently adjusted to $0.25 per share.

Standstill Period: The Purchasers agreed to the 60-day Standstill Period, during which each Series E Holder agreed not to convert more than 50% of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

Series E Buyout: During the Standstill Period the Company was required to use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Purchasers at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation. No such funds were raised.

Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s common stock for a price less than $0.30 per share.

Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts).

As of December 31, 2022 , the Company had paid an aggregate of $3.6 million as partial liquidated damages as a result of not filing the registration statement by July 5, 2022. As such, as of December 31, 2022, the Company has recorded a contingent liability in the amount of $3.4 million. On February 17, 2023 the Company filed a request with the SEC to withdraw the registration statements previously filed on April 4, 2022 and May 6, 2022. See Note 12 - Commitments and Contingencies to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T for further discussion.

The Company utilized the full amount of proceeds raised in the Series E offering to pay a portion of the cash payment for Converge Direct, LLC and its subsidiaries.

Contractual Obligations

	Payments Due by Period
	Year 1	Years 2-3	Years 4-5		>5 Years	Total
Operating lease obligations (a)	$1,949,000	$3,404,000	$2,571,000		$2,354,000	$10,278,000
Debt repayment (b)	1,912,500	7,650,000	64,068,750		—	$73,631,250
Restructuring liabilities (c)	698,683	163,669	35,507	587,371	—	$897,859
Acquisition liabilities (d)	9,293,402	—	—		—	$9,293,402
Total	$13,853,585	$11,217,669	$66,675,257		$2,354,000	$94,100,511

(a) Operating lease obligations primarily represent future minimum rental payments on various long-term noncancellable leases for office space. Lease obligations related to excess facilities associated with the Company wide restructuring plan are included within the operating lease obligations line.

(b) Debt repayments consists of principal repayments required under the Company's Credit Facility.
(c) Restructuring liabilities relate primarily to future severance payments and other exit costs
(d) Acquisition liabilities recorded on the balance sheet consist of the Company's obligations to the Converge Sellers arising from the Converge Acquisition. See Note 3 - Business Combinations and Dispositions.

Cash Flow Discussion

	Six Months Ended		Year Ended
	December 31,		June 30,
	2022	2021	2022	2021
		(unaudited)
Net cash provided by (used in) operating activities	$2,136,544	$(5,978,000)	$(7,103,274)	$(6,838,000)
Net cash used in investing activities	$(809,048)	$(93,000)	$(82,893,824)	$(1,534,000)
Net cash provided by (used in) financing activities	$(5,597,500)	$(50,000)	$112,620,310	$19,157,000

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2022 increased $8.1 million, or 136%, to $2.1 million as compared to the prior year period. The net increase in the working capital deficit was primarily due to higher revenue and gross margin for the six months ended December 31, 2022, which is reflective of the Converge Acquisition.

Net cash used in operating activities for the year ended June 30, 2022 increased approximately $0.3 million to $7.1 million, as compared to the prior year period. The increase is primarily due to a net increase in working capital which is reflective of the Converge Acquisition.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2022 increased $0.7 million, or 770%, to $0.8 million. The increase was primarily driven by $0.6 million paid for the sale of Mission-Media Holdings Ltd. and $0.2 million paid for property and equipment.

Net cash used in investing activities for the year ended June 30, 2022 increased by approximately $81.4 million to $82.9 million, as compared to the prior year period, related to the net cash paid for the Converge Acquisition.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2022 increased $5.6 million, or 11095%, to $5.6 million. The increase was the result of approximately $3.6 million of cash paid as partial liquidated damages as a result of not filing the registration statement by July 5, 2022, coupled with approximately $1.9 million in principal payments on the Credit Facility, and $0.1 million of cash paid related to related party notes payable.

Net cash provided by financing activities for the year ended June 30, 2022 increased by approximately $93.5 million to $112.6 million. The increase was the result of approximately $69.7 million in net proceeds from the Credit Facility coupled with approximately $44.4 million of net proceeds related to the issuance of the Series E Convertible Preferred Stock private placement, partially offset by the absence of $20.7 million in net proceeds from the initial public offering during the year ended June 30, 2021.
Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Estimates

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T for information regarding recently issued accounting pronouncements not yet adopted.

Critical Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Management believes its use of estimates in the consolidated financial statements to be reasonable. See Note 2 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-K/T for more information regarding the Company's use of estimates. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. As a result of the change in our fiscal year, our annual measurement date for testing goodwill impairment is October 31.

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

Foreign Currency Translation:
The consolidated financial statements of the Company are presented in United States Dollars ("USD"). The functional currency for the Company is USD for all entities other than Mission-Media Limited whose operations are based in the United Kingdom and their functional currency is British Pound Sterling ("GBP"). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into USD at balance sheet date, stockholders’ equity is translated at historical rates, and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statements of operations.
The relevant translation rates are as follows: at the date of the Mission-Media Holdings Ltd. transaction (August 1, 2022), the Company used a closing rate of $1.217670 US$:GBP, and a yearly average rate of $1.285833 US$:GBP; for the year ended June 30, 2022, closing rate at $1.219050 US$:GBP, yearly average rate at $1.330358 US$:GBP, for the year ended June 30, 2021, closing rate at $1.382800 US$:GBP, yearly average rate at $1.346692 US$:GBP.

At the period-end date of December 31, 2022, the Company did not have any subsidiaries that used a foreign functional currency.
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
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
o    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;
o    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and
o    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer/Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022.
A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Significant deficiencies as of December 31, 2022, include the lack of implementation of a complete internal control program.
Remediation of Deficiencies and Significant Deficiencies
During 2023, the Company will rollout a company-wide SOX lite program to mitigate the existing significant deficiencies. Since June 30, 2022, the Company has hired a Director of Treasury and Risk Management, Controller, and a Senior Manager of Technical Accounting as another level of review of financial transactions including the review of cash transactions, and financial reporting.

We will continue to establish and implement proper processes and systems to remediate the deficiencies we have had: including the ability to properly cure for revenue recognition deficiencies which include: having persuasive evidence that an arrangement exists in the form of a signed agreement, the price is fixed and determinable by having a purchase order signed by our customer and the Company, and written confirmation that goods or services have been delivered.
Preventive controls: We have established segregation of duties on main areas such as payroll, billing, cash recording, and IT controls.
Detective controls: During the six month transition period management implemented proper month-end close processes in order to ensure that there is adequate preparation and review over account reconciliations, specifically in the areas of cash, payroll, accrued expenses, revenue, and costs of revenues.
Limitations on the Effectiveness of Internal Controls
For the period ended December 31, 2022, management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all potential fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.
This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this transition report.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information relating to Item 10 will be included in an amendment to this Form 10-KT/A and is incorporated herein by reference.
Item 11. Executive Compensation.

Information relating to Item 11 will be included in an amendment to this Form 10-KT/A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to Item 12 will be included in an amendment to this Form 10-KT/A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions and Director Independence.

Information relating to Item 13 will be included in an amendment to this Form 10-KT/A and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.

Information relating to Item 14 will be included in an amendment to this Form 10-KT/A and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
Page No.
The financial statements as indicated in the table of contents on page	F-1
Exhibits	F-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Troika Media Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Troika Media Group, Inc. and Subsidiaries (the Company) as of December 31, 2022, June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the six months ended December 31, 2022 and each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, June 30, 2022 and 2021, and the results of its operations and its cash flows for the six months ended December 31, 2022 and each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for its allowance for credit losses in 2022.

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

Intangible Assets and Goodwill Impairment Tests – Refer to Notes 2 and 10 to the financial statements

As described in Note 2 to the consolidated financial statements, the Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment which includes the intangible assets and goodwill. The evaluation is based on certain impairment indicators. The Board of Directors approved in December 2022, the Company’s plan to de-emphasize Troika Design and Mission Culture operations and the Company terminated a number of employees of these entities. For finite life intangible assets, if these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable. Intangible asset impairment charges recorded were $1.2 million for the six months ended December 31, 2022 for Troika Design and Mission Culture. No impairment was recorded for the intangible assets related to the Converge acquisition with a carrying value of $64.8 million at December 31, 2022, because the future undiscounted cash flow from the intangibles exceeded the carrying values. Goodwill impairments are measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount. For the six months ended

December 31, 2022, a goodwill impairment charge of approximately $9.8 million was recorded for Troika Design and Mission Culture. No impairment was recorded for the goodwill related to the Converge acquisition with a carrying value of $45.6 million at December 31, 2022, because the fair value of the business unit exceeded the carrying value. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about future performance of the Converge reporting unit. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

The principal considerations for our determination that performing procedures relating to the future undiscounted cash flows of intangible assets and a valuation of goodwill as a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the Converge reporting unit due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How we addressed the Matter in our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

a.Inquiry of management regarding the development of the assumptions used in the cash flow projections for the intangible assets.
b.Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income and expense projections.
c.Reviewed the credentials and evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.
d.Obtained an understanding of the nature of the work the Company’s specialist performed, including the objectives and scope of the specialist’s work; the methods or assumptions used; and a comparison of the methods or assumptions used with industry standards and historical data.
e.Identified and evaluated assumptions developed by the specialist considering assumptions generally used in the specialist’s field; supporting evidence provided by the specialist; existing market data; historical or recent experience and changes in conditions and events affecting the Company.
f.Evaluated the Company’s estimates of future revenue projections by completing a retrospective comparison to historical revenue and support for revenue growth rates. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the projected cash flows and valuations.
g.RBSM, LLP utilized professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions.
h.Tested the reconciliation of the fair value of the Converge reporting unit developed by management to the market valuation of the Company as of the valuation date.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.
New York, NY
March 7, 2023 PCAOB ID Number 587

Troika Media Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,403,797	$32,673,801	$12,066,000
Accounts receivable, net	6,487,031	9,421,497	1,327,000
Prepaid expenses and other current assets	1,388,084	1,289,183	671,000
Contract assets	4,314,268	23,586,036	—
Total current assets	40,593,180	66,970,517	14,064,000
Other assets	702,750	2,124,832	626,000
Property and equipment, net	618,699	589,205	343,000
Right-of-use lease assets, net	3,029,785	8,965,426	6,887,000
Amortizable intangible assets, net	64,761,111	70,306,005	2,603,000
Goodwill	45,518,505	55,349,535	19,368,000
Total assets	$155,224,030	$204,305,520	$43,891,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,270,063	$15,298,068	$2,362,000
Accrued and other current liabilities	7,434,095	5,478,865	6,001,000
Accrued billable expenses	7,810,126	23,170,683	—
Acquisition liabilities	9,293,402	9,108,504	—
Current portion of long-term debt, net of deferred financing costs	1,551,211	1,538,220	—
Convertible notes payable	60,006	50,000	50,000
Note payable - related party, current	30,000	100,000	200,000
Net related party payables, current	—	—	41,000
Contract liabilities	6,209,442	11,321,159	5,973,000
Operating lease liabilities, current	1,506,534	2,682,457	3,344,000
Taxes payable, net	58,242	689,882	62,000
Derivative liabilities- financing warrants	—	30,215,221	13,000
Contingent liability	3,385,000	3,615,000	—
Restructuring liabilities	897,859	—	—
Stimulus loan program, current	—	—	22,000
Total current liabilities	52,505,980	103,268,059	18,068,000
Long-term liabilities:
Long-term debt, net of deferred financing costs	64,833,844	65,581,203	—
Operating lease liabilities, non-current	7,192,662	8,994,073	5,835,000
Preferred stock liability	—	15,996,537	—
Stimulus loan program, non-current		—	547,000
Other liabilities	212,432	74,909	703,000
Total liabilities	$124,744,918	$193,914,781	$25,153,000
Commitment and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized	—	—	—
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized; issued and outstanding 0, 0, and 720,000 shares as of December 31, 2022 and June 30, 2022 and 2021, respectively)	—	—	7,000
Series B Convertible Preferred Stock ($0.01 par value: 3,000,000 shares authorized; issued and outstanding 0, 0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series C Convertible Preferred Stock ($0.01 par value: 1,200,000 shares authorized; issued and outstanding 0, 0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series D Convertible Preferred Stock ($0.01 par value: 2,500,000 shares authorized; issued and outstanding 0,0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series E Convertible Preferred Stock ($0.01 par value: 500,000 shares authorized; issued and outstanding 310,793, 500,000, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively); redemption amount and liquidation preference $31.1 million, $50.0 million, and $0 as of December 31, 2022 and June 30, 2022, and 2021, respectively	3,107	8,000	—
Common stock, ($0.001 par value: 800,000,000 shares authorized; issued and outstanding 139,302,225, 64,209,616, and 39,496,588 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	139,302	43,660	40,000
Additional paid-in-capital	265,673,246	236,876,523	204,788,000
Stock payable	—	—	1,210,000
Accumulated deficit	(235,336,543)	(225,582,006)	(186,889,000)
Accumulated other comprehensive loss	—	(955,438)	(418,000)
Total stockholders’ equity	$30,479,112	$10,390,739	$18,738,000
Total liabilities and stockholders’ equity	$155,224,030	$204,305,520	$43,891,000

The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Six Months Ended	For the Year Ended
	December 31, 2022	June 30, 2022	June 30, 2021

Revenue	$187,910,491	$116,409,703	$16,192,000
Cost of revenue	162,250,051	88,127,498	7,504,000
Gross margin	25,660,440	28,282,205	8,688,000
Operating expenses:
Selling, general and administrative expenses	22,658,206	45,271,857	25,372,000
Depreciation and amortization	4,423,831	3,097,780	2,299,000
Restructuring and other related charges	6,868,066	5,590,932	—
Impairment and other losses (gains), net	11,066,341	7,708,677	(3,142,000)
Total operating expenses	45,016,444	61,669,246	24,529,000
Operating loss	(19,356,004)	(33,387,041)	(15,841,000)
Other income (expense):
Amortization expense of note payable discount	—	—	(409,000)
Loss contingency on equity issuance	(3,385,000)	(3,615,000)	—
Interest expense	(6,174,849)	(2,943,367)	(7,000)
Foreign exchange loss	(944,417)	(30,215)	(48,000)
Gain on change in fair value of derivative liabilities	20,004,367	638,622	72,000
Net gain on sale of subsidiary	82,894	—	—
Other income, net	212,386	679,920	452,000
Total other income (expense)	9,795,381	(5,270,040)	60,000
Loss from operations before income taxes	(9,560,623)	(38,657,081)	(15,781,000)
Income tax expense	(19,122)	(35,925)	(216,000)
Net loss	$(9,579,745)	$(38,693,006)	$(15,997,000)
Foreign currency translation adjustment	955,438	(537,438)	(671,000)
Comprehensive loss	$(8,624,307)	$(39,230,444)	$(16,668,000)
Loss per share:
Basic	$(0.12)	$(0.79)	$(1.03)
Diluted	$(0.12)	$(0.79)	$(1.03)
Weighted-average number of common shares outstanding:
Basic	78,420,414	49,225,698	15,544,032
Diluted	78,420,414	49,225,698	15,544,032
The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock - Series A	Preferred Stock - Series B	Preferred Stock - Series C	Preferred Stock - Series D	Preferred Stock - Series E	Common Stock	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Equity
	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.001 Par Value
	Amount	Amount	Amount	Amount	Capital	Amount
BALANCE — June 30, 2020	$7,000	$25,000	$9,000	$20,000	$—	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Net loss	—	—	—	—	—	—	—	—	(15,997,000)	—	(15,997,000)
Sale of common stock in initial public offering, gross	—	—	—	—	—	6,000	23,994,000	—	—	—	24,000,000
Offering costs relating to initial public offering	—	—	—	—	—	—	(3,298,000)	—	—	—	(3,298,000)
Record stock payable relating to Redeeem acquisition	—	—	—	—	—	—	—	1,210,000	—	—	1,210,000
Record vested portion of deferred compensation relating to Redeeem	—	—	—	—	—	—	362,000	—	—	—	362,000
Conversion of preferred stock – series B upon up-listing	—	(25,000)	—	—	—	1,000	24,000	—	—	—	—
Conversion of preferred stock – series C upon up-listing	—	—	(9,000)	—	—	12,000	147,000	—	—	—	150,000
Conversion of preferred stock – series D upon up-listing	—	—	—	(20,000)	—	5,000	15,000	—	—	—	—
Cashless issuance of common stock related to convertible notes payables	—	—	—	—	—	1,000	1,749,000	—	—	—	1,750,000
Stock-based compensation on options	—	—	—	—	—	—	881,000	—	—	—	881,000
Stock-based compensation on warrants	—	—	—	—	—	—	3,176,000	—	—	—	3,176,000
Beneficial conversion features on convertible promissory notes	—	—	—	—	—	—	144,000	—	—	—	144,000
Retirement of common stock	—	—	—	—	—	(3,000)	3,000	—	—	—	—
Issuance of common stock related to stock payable	—	—	—	—	—	2,000	1,298,000	(1,300,000)	—	—	—
Warrants granted for convertible promissory notes	—	—	—	—	—	—	12,000	—	—	—	12,000
Imputed interest on convertible note payable	—	—	—	—	—	—	19,000	—	—	—	19,000
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(671,000)	(671,000)
BALANCE — June 30, 2021	7,000	—	—	—	—	40,000	204,788,000	1,210,000	(186,889,000)	(418,000)	18,738,000

Net loss	—	—	—	—	—	—	—	—	(38,693,006)	—	(38,693,006)
Issuance of common stock related to Redeeem acquisition	—	—	—	—	—	—	1,210,000	(1,210,000)	—	—	—
Issuance of common stock related to Converge Acquisition	—	—	—	—	—	—	14,875,000	—	—	—	14,875,000
Issuance of common stock to employee	—	—	—	—	—	—	104,000	—	—	—	104,000
Issuance of common stock to contractors	—	—	—	—	—	—	40,000	—	—	—	40,000
Record vested portion of deferred compensation relating to Redeeem, net of forfeiture	—	—	—	—	—	3,660	3,011,389	—	—	—	3,015,049
Issuance of preferred stock for PIPE	—	—	—	—	8,000	—	(5,000)	—	—	—	3,000
Stock-based compensation	—	—	—	—	—	—	13,292,534	—	—	—	13,292,534
Redemption of preferred stock - Series A	(7,000)	—	—	—	—	—	(439,400)	—	—	—	(446,400)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(537,438)	(537,438)
BALANCE — June 30, 2022	—	—	—	—	8,000	43,660	236,876,523	—	(225,582,006)	(955,438)	10,390,739
Net loss	—	—	—	—	—	—	—	—	(9,579,745)	—	(9,579,745)
Stock-based compensation	—	—	—	—	—	1,533	2,680,081	—	—	—	2,681,614
Reclassification of foreign currency translation loss	—	—	—	—	—		—	—	—	955,438	955,438
Cumulative adjustment upon adoption of ASU 2016-13	—	—	—	—	—		—	—	(174,792)	—	(174,792)
Reclassification of derivative liabilities - financing warrants to additional paid-in-capital	—	—	—	—	—	—	10,210,855	—	—	—	10,210,855
Reclassification of preferred stock liability to equity	—	—	—	—	—	—	15,905,787	—	—	—	15,905,787
Conversion of preferred shares to common shares	—	—	—	—	(4,893)	94,109	—	—	—	—	89,216
BALANCE — December 31, 2022	$—	$—	$—	$—	$3,107	$139,302	$265,673,246	$—	$(235,336,543)	$—	$30,479,112

The accompanying notes are an integral part of the consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended	Twelve months ended
	December 31, 2022	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,579,745)	$(38,693,006)	$(15,997,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,248	146,890	131,000
Amortization of intangibles	4,314,583	2,950,889	2,168,000
Amortization of right-of-use assets	888,346	783,752	1,112,000
Accretion of fair value liability	184,898	—	—
Amortization of deferred financing costs	1,178,132	791,292	—
Impairment and other losses (gains)	11,066,341	7,708,677	(3,142,000)
Stock-based compensation	2,681,614	16,307,583	4,419,000
Common stock issuances	—	80,800	—
Gain on sale of Subsidiary	(82,894)	—	—
Warrants related to financing of convertible note payable	—	—	12,000
Imputed interest for note payable	—	—	19,000
Gain on change in fair value of derivative liabilities	(20,004,367)	(638,622)	(72,000)
Discount on derivative liability	—	—	85,000
Provision (reversal) for bad debt	354,049	(124,058)	(260,000)
Preferred shares converted to common stock	—	—	150,000
Beneficial conversion features on convertible promissory notes	—	—	144,000
Tax provision on income	—	—	216,000
Loss on early termination of lease	202,150	—	—
Loss contingency on equity issuance	3,385,000	3,615,000	—
Change in operating assets and liabilities:
Contract assets	18,535,990	—	—
Accounts receivable	2,107,272	13,360,992	(226,000)
Prepaid expenses	(197,018)	(526,186)	(527,000)
Accounts payable and accrued expenses	(13,836,260)	8,622,568	1,246,000
Other assets	1,123,308	(24,234,556)	3,000
Operating lease liability	(932,014)	(3,123,381)	(919,000)
Due to related parties	—	828,249	41,000
Restructuring liabilities	3,655,168	—	—
Other long-term liabilities	172,764	(624,103)	477,000
Contract liabilities	(3,190,021)	5,663,946	2,376,000
Contract liabilities to government grant	—	—	1,706,000
Net cash provided by (used in) operating activities	2,136,544	(7,103,274)	(6,838,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Converge	—	(82,730,000)	—
Net cash paid for acquisition of Redeeem	—	—	(1,376,000)
Net cash paid for disposal of Mission UK	(613,535)	—	—
Purchase of property and equipment	(195,513)	(163,824)	(158,000)
Net cash used in investing activities	(809,048)	(82,893,824)	(1,534,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan, net of debt issuance cost	—	69,717,960	—
Payments made for loss contingency	(3,615,000)	—	—
Proceeds from the issuance of preferred stock, net of offering costs	—	44,405,000	—
Proceeds from initial public offering, net of offering costs	—	—	20,702,000
Proceeds from stimulus loan programs	—	—	569,000
Principal payments made for bank loan	(1,912,500)	(956,250)	—
Payments to note payable of related party	(70,000)	(100,000)	(2,479,000)
Payments made for the redemption of Series E preferred stock	—	(446,400)	—
Proceeds from convertible note payable	—	—	500,000
Payments to convertible note payable	—	—	(135,000)
Net cash provided by (used in) financing activities	(5,597,500)	112,620,310	19,157,000

Effect of exchange rate on cash	—	(2,015,411)	(425,000)

Net (decrease) increase in cash, cash equivalents	(4,270,004)	20,607,801	10,360,000
CASH AND CASH EQUIVALENTS — beginning of year	32,673,801	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of year	$28,403,797	$32,673,801	$12,066,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest expense	$4,738,360	$1,998,958	$—
Noncash investing and financing activities:
Preferred shares liability reclassified to equity	$15,997,000	$—	$54,000
Shares to be issued for Converge acquisition	$—	$14,875,000	$—
Shares to be issued for Redeeem acquisition	$—	$—	$1,210,000
Issuance of common stock related to convertible note payable	$—	$—	$1,750,000
Issuance of common stock related to stock payable	$—	$—	$1,300,000
Right-of-use assets acquired through operating leases	$—	$—	$2,642,000
Derivative liabilities - financing warrants reclassified into equity	$10,210,855	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

TROIKA MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended December 31, 2022 and the Years Ended June 30, 2022 and June 30, 2021
NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On March 22, 2022 (the “Closing Date”), the Company through its wholly owned subsidiary Converge Acquisition Corp executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") for an aggregate purchase price of $125.0 million valued at $114.9 million. The MIPA identifies the seller parties as the Converge Sellers. See Note 3 - Business Combinations and Dispositions for full discussion on the transaction.

Basis of Presentation

On October 20, 2022 the Company's Board of Directors approved a change in the Company's fiscal year from a fiscal year ending on the last day of June each year to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2023. Accordingly, these financial statements contain six month transitional financial statements as of and for the period ending December 31, 2022, and will become calendar year financial statements thereafter.

The Company previously reported on a fiscal year basis ending on June 30th. In these consolidated financial statements, the fiscal years ended June 30, 2022 and 2021, are referred to as “fiscal year”, and the six month period ending December 31, 2022, is referred to as “transition period”.

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Troika Design Group, Inc., Troika Services Inc., Troika Analytics Inc., Troika Productions, LLC (California), Troika-Mission Holdings, Inc. (New York), Mission Culture LLC (Delaware), Mission-Media USA, Inc. (New York), Troika  IO, Inc. (f/k/a Redeeem Acquisition Corp) (California), CD Acquisition Corp. (Delaware), Converge Direct, LLC (New York), Converge Marketing Services, LLC (to the extent of 40%) (New York), Converge Interactive, LLC (New York), and Lacuna Ventures, LLC (New York). The Mission-Media Holdings Limited (United Kingdom) financial statements are consolidated until the date of disposal, which was on August 1, 2022. All significant intercompany accounts and transactions have been eliminated in consolidation.

Impact of the COVID-19 Pandemic

The Company's operations and operating results were materially impacted by the COVID-19 pandemic (including COVID-19 variants) and actions taken by governmental authorities. The Company received loans totaling $3.4 million in relief under the CARES Act in the form of Small Business Administration ("SBA") backed loans in SBA stimulus Payroll Protection Program ("PPP") funding. The Company received approximately $1.7 million in April 2020, of which the majority of these funds were used for payroll. As per the US Government rules, the funds used for payroll, healthcare benefits, and other applicable operating expenses can be forgiven and the Company reported them as such in December 2020 considering the Company believed we had substantially met these conditions. On August 14, 2020, the Company received an additional $0.5 million in loans with 30-year terms under the SBA’s “Economic Injury Disaster Loan” program which the Company used to address any cash shortfalls that resulted from the pandemic. In February 2021, the Company obtained additional relief under the CARES Act in the form of an SBA backed loan and received an additional $1.7 million in SBA stimulus PPP funds which was used for payroll, healthcare benefits, and other applicable operating expenses. The Company has met all conditions for the forgiveness of the funding and no amounts are due as of December 31, 2022.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenue and expenses. Such estimates include the assessment of the collectability of accounts receivable and the determination of the allowance for doubtful accounts, valuation of warrants and options, goodwill, intangible assets, other long-lived assets, and tax accruals. In addition, estimates are used in revenue recognition, performance and share-based compensation, depreciation and amortization, litigation matters and other matters. Management believes its use of estimates in the financial statements to be reasonable.

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

The Company's revenue recognition policies that describe the nature, amount, timing, and uncertainty associated with each major revenue source from contracts with customers are described in Note 4 - Revenue and Accounts Receivable.

Cost of Revenue

Cost of revenue primarily consists of necessary costs incurred to generate revenue. Examples include payment for advertising and marketing services engaged for on behalf of a client, direct labor incurred, and certain creative design and production related costs. These costs are typically expensed as incurred.

Advertising

Advertising costs are typically charged to expense when incurred. The Company may receive rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates are recorded as a reduction to the related advertising and marketing expense. Total advertising costs classified in selling, general, and administrative during the six months ended December 31, 2022 and years ended June 30, 2022 and 2021, were approximately $0.1 million, $0.2 million, and $0, respectively.

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

The Company has net operating losses for both their US and UK entities; however, a full valuation allowance was recorded due to uncertainties in realizing the deferred tax asset (Note 17 – Income Taxes).
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

Short-Term Investments

Short-term investments include investments that (i) have original maturities of greater than three months and (ii) the Company has the ability to convert into cash within one year. The Company classifies short-term investments at the time of purchase as “held-to-maturity” and re-evaluates its classification quarterly based on whether the Company had the intent and ability to hold until maturity. Short-term investments, which were recorded at cost and adjusted for accrued interest, approximate fair value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities in the Company’s consolidated statements of cash flows. As of December 31, 2002, June 30, 2022 and June 30, 2021 the Company had no short-term investments.

Accounts Receivable

Accounts receivable is recorded at net realizable value. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivables. During the six months ended December 31, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, The allowance for credit losses is estimated based on the Company’s consideration of credit risk and analysis of receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and other factors. As of December 31, 2022, June 30, 2022, and 2021, the Company had $1.0 million, $0.6 million, and $0.5 million in allowance for doubtful accounts, respectively.

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

Impairment of long-lived-assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows. Intangible asset impairment charges recorded were $1.2 million, $0.4 million, and $0 for the six months ended December 31, 2022 and years ended June 30, 2022 and 2021, respectively.

The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired. For the six months ended December 31, 2022 and years ended June 30, 2022 and 2021, a goodwill impairment charge of approximately $9.8 million, $8.7 million, and $0, respectively, was recorded as a result of the Company’s annual impairment assessment. The total impairment charge for the six months ended December 31, 2022 consisted of approximately $2.9 million for Troika Design and $6.9 million for Mission Culture. The total impairment charge for the year ended June 30, 2022 consisted of approximately $2.0 million for Redeeem and $6.7 million for Mission-Media Holdings Limited. See Note 10 - Intangible Assets & Goodwill for additional information.
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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022, June 30, 2022, and June 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as the fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. See Note 9 - Fair Value Measurements for additional information.
Concentration of Credit Risk
Financial instruments that potentially may subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalent account balances with financial institutions in the United States and United Kingdom which at times exceed federally insured limits for accounts in the United States. Considering deposits with these institutions can be redeemed on demand, the Company believes there is minimal risk. As of December 31, 2022, June 30, 2022 and June 30, 2021, the Company had approximately $26.2 million, $30.0 million, and $10.1 million in cash that was uninsured, respectively.
For the six months ended December 31, 2022, six (6) customers accounted for 85.5% of our net revenues. For the fiscal years ending June 30, 2022 and 2021, six (6) customers accounted for 74.1% and 42.4% of our net revenues, respectively. As of December 31, 2022, four (4) customers made up 81.1% of the net receivable balance. As of June 30, 2022 and June 30, 2021, three (3) customers made up 75.9% and 44.2%, respectively, of the net receivable balance.

Derivative Liability

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect their fair value at each period end with any increase or decrease in the fair value being recorded in results of operations. The fair value of derivative instruments such as convertible note payables and warrant liabilities are valued using the Black-Scholes option-pricing model based on various assumptions.

Retirement Benefits

We maintain a 401(k) retirement savings plan (or 401(k) Plan) under which all of our employees are eligible to participate beginning on the first day of the month after their employment with us begins. The 401(k) Plan includes a deferral feature under which a participant may elect to defer his or her compensation by up to the statutorily prescribed IRS limits. Currently, we also match participant contributions to the 401(k) Plan up to 3% of the participant’s annual eligible earnings. We believe that providing a vehicle for retirement savings through our 401(k) Plan, and making matching contributions, adds to the overall desirability of our executive compensation program. For the six months ended December 31, 2022 the Company has made payments of $0.2 million, and as of December 31, 2022 accrued $1.6 million related to safe harbor contributions. As of June 30, 2022 and 2021, the Company did not make any contributions to the 401(k) retirement savings plan. See Note 12 - Commitments and Contingencies for additional information.

Restructuring and Related Costs

Costs associated with restructuring plan generally consist of involuntary termination benefits, contract termination costs, and other exit-related costs including costs to close facilities. The Company records a liability for involuntary termination benefits when management has committed to a plan that established the terms of the arrangement and that plan has been communicated to employees. Costs to terminate a contract before the end of the term are recognized on the termination date, and costs that will continue to be incurred in a contract for the remaining term without economic benefit are recognized as the cease of use date. Restructuring and related costs may also include the write down of related assets, including operating lease right of use assets, when the sale or abandonment of the asset is a direct result of the plan. Other exit related costs are recognized as incurred. Restructuring and related costs are recognized as an operating expense within the consolidated statements of operations and are classified based on the Company's classification policy for each category of operating expense.

Foreign Currency Translation

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars for all entities other than Mission-Media Holdings Limited, whose operations are based in the United Kingdom and their functional currency is British Pound Sterling (GBP). Transactions in currencies other than the functional currencies are recorded using the appropriate exchange rate at the time of the transaction. All assets and liabilities are translated into U.S. Dollars at balance sheet date using closing rate, shareholders’ equity is translated at historical rates and revenue and expense accounts are translated at the average exchange rate for the year or the reporting period. The translation adjustments are reported as a separate component of stockholders’ equity, captioned as accumulated other comprehensive (loss) income. Transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Statement of Operations.

The relevant translation rates are as follows: at the date of the Mission-Media Holdings Limited transaction (August 1, 2022), the Company utilized a closing rate of $1.217670 US$:GBP, and a yearly average rate of $1.285833 US$:GBP; for the year ended June 30, 2022, closing rate at $1.219050 US$:GBP, yearly average rate at $1.330358 US$:GBP, for the year ended June 30, 2021, closing rate at $1.382800 US$:GBP, yearly average rate at $1.346692 US$:GBP.

At the period-end date of December 31, 2022, the Company did not have any foreign subsidiaries.

Comprehensive loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive loss for the six months ending December 31, 2022 and the years ending June 30, 2022 and 2021, included net loss and unrealized gains (losses) from foreign currency translation adjustments.

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

The following are dilutive common stock equivalents as of December 31, 2022, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and a net loss:

	December 31, 2022	June 30, 2022	June 30, 2021
Convertible preferred stock	124,317,000	33,333,333	48,000
Stock payables	—	—	588,354
Stock options	3,437,000	3,616,836	2,766,467
Stock warrants	4,147,000	6,771,223	7,248,702
Financing warrants	266,666,640	70,270,019	—
Restricted stock units	3,800,000	4,450,000	—
Total	402,367,640	118,441,411	10,651,523

Stimulus Funding

In accordance with IAS-20, Accounting for Government Grants and Disclosure of Government Assistance, the proceeds from government grants are to be recognized as a deferred income liability and reported as income as the related costs are expensed. On December 31, 2022 and June 30, 2022, the Company had no deferred income liabilities. On June 30, 2021, the Company recorded deferred income liabilities of approximately $0.3 million within contract liabilities and $0.6 million within stimulus loans, respectively. For the fiscal years ending June 30, 2022 and 2021, the Company recognized approximately $0.3 million, and $3.1 million in income from government grants, respectively. For the six months ended December 31, 2022, the Company had no income from government grants.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In August 2020, FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” which simplifies the accounting for convertible instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The Company has adopted the guidance effective July 1, 2021. The adoption of the pronouncement did not have a material impact on the financial statements when adopted.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company has adopted the guidance effective July 1, 2021.

During the six months ended December 31, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets, including accounts receivable. The new model uses a forward-looking expected loss method. Historically, the credit loss experience on our client billings has not resulted in material bad debt expense. Accordingly, the adoption of ASU 2016-13 did not have a significant impact on our financial position, or on our results of operations. As a result of the adoption of ASU 2016-13, we changed our accounting policy for allowance for doubtful accounts as follows: We maintain an allowance for doubtful accounts related to potential losses that could arise due to our customers’ inability to make required payments. This allowance requires management to apply judgment in deriving the estimated reserve. In connection with the estimate of our allowance, we perform ongoing credit evaluations of our customers’ financial condition, including information related to their credit ratings obtained from independent third-party firms. If, as a result, we become aware that additional reserves may be necessary, we perform additional analysis including, but not limited to, factors such as a customer’s creditworthiness, intent and ability to pay and overall financial position. If the data we use to calculate the allowance for doubtful accounts does not timely reflect the future ability to collect outstanding receivables, including the effects of the COVID-19 pandemic on our clients’ credit, additional provisions for doubtful accounts may be needed and our results of operations could be affected. Since the Company adopted ASU 2016-13 during this transition period, a modified retrospective approach was used by using a cumulative-effect adjustment to the opening retained earnings balance.

For the period ended December 31, 2022, we recorded bad debt expense of $0.4 million and increased our allowance for doubtful accounts to $1.0 million. The Company recorded in retained earnings the cumulative effect of the adoption of the accounting pronouncement of $0.2 million.

Accounting Standards Update 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The Company adopted this standard effective July 1, 2022. The adoption of the pronouncement did not have a material impact on the financial statements when adopted.
Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for the Company beginning January 1, 2023. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

NOTE 3 – BUSINESS COMBINATIONS AND DISPOSITIONS

Redeeem, LLC

Redeeem Asset Purchase

On May 21, 2021, the Company through its wholly owned subsidiary Redeeem Acquisition Corp executed an asset purchase agreement for the acquisition of all the assets and specific liabilities of Redeeem, LLC, a California limited liability company (“Redeeem”). The asset purchase agreement identifies the seller parties as Redeeem, LLC and Kyle Hill. The purchase price consisted of an aggregate cash payment of $1.2 million, 452,929 shares of the Company’s common stock valued at $1.2 million at $2.6715 per share, and a cash payment of $0.2 million relating to specific liabilities. The Company accounted for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805).

In addition to the purchase price detailed above, the Company also agreed to provide 3,623,433 shares of the Company’s common stock valued at approximately $9.7 million at $2.6715 per share to Redeeem’s employees which will be vested over three (3) years. For the six months ended December 31, 2022, and the years ended June 30, 2022 and 2021, the Company recognized approximately $0, $3.0 million, and $0.4 million, respectively, in stock-based compensation relating to the vested portion of this deferred compensation. For further detail, please see Note 15 – Stockholders’ Equity.

Redeeem Disposition

During fourth quarter of fiscal year 2022, the Company wound down operations of Redeeem, LLC and on June 7, 2022, Mr. Kyle Hill, the seller of Redeeem, entered into a separation agreement with the Company (“Separation Agreement”). The terms of the Separation Agreement provided that the compensation for the Redeeem purchase would be modified and Hill would forfeit 1,231,967 of the 3,623,433 shares placed in escrow. The remaining escrow balance of 1,231,968 shares at June 7, 2022, would continue to be governed by the terms of the escrow agreement. As a result, the Company impaired the net value of the intangible assets and goodwill acquired with the purchase, totaling approximately $2.5 million as of June 30, 2022, as well as returned the 1,231,967 shares forfeited by Mr. Hill to Treasury stock, valued at $3.0 million (based on share price of $2.6715 at June 11, 2021). The 1,231,968 shares remaining in escrow are still reported as outstanding as of December 31, 2022. The Company is in the process of having the shares returned from escrow and will retire the shares.

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

Purchase Price

The cash portion of the purchase price consists of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow payable upon satisfaction of certain conditions, and another $5.0 million payable 12 months after the acquisition date contingent on the Company satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2.00 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares were subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA dated as of November 22, 2021, as amended, an aggregate of $2.5 million (10%) or 1,250,000 shares of the common stock issued to the Sellers are held in escrow to secure against claims for indemnification. The escrowed shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805). On the Closing Date, Converge became a wholly-owned subsidiary.

The Company recorded the $5.0 million payable due at March 21, 2023, at its net present value of $4.7 million at March 22, 2022. Further, pursuant to the MIPA, the Company recorded an additional liability totaling $4.3 million which represents the excess net working capital value received by the Company at the purchase date. Per the terms of the MIPA, this amount was to be repaid within 120 days of closing. As of December 31, 2022, the total $9.3 million is included within acquisition liabilities on the consolidated balance sheets.

On March 21, 2022, the Company entered into employment agreements with Sid Toama and Tom Marianacci, two (2) former owners of Converge. Mr. Toama was appointed President of TMG and Mr. Marianacci was appointed as President of the Converge entities.

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
	$71,100,000

The Company will amortize the intangible assets above on a straight line basis over their estimated useful lives.

NOTE 4 – REVENUE AND ACCOUNTS RECEIVABLE

The Company generates revenues primarily by delivering both managed services and performance based marketing services to customers.

Managed Services revenue	$104,644,907
Performance Solutions revenue	75,652,075
Other revenue	7,613,509
$187,910,491

The Company’s revenue recognition policies that describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.

Managed and Professional Services

Company provides a service such as, but not limited to, media planning, media buying, media ROI measurement, and media or marketing performance reporting. The Company enters into agreements with internet search companies, third-party publishers and/or strategic partners to generate customer acquisition services for their Managed Services customer.

The Company is compensated for the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product or service as well as the Company’s margin, which is arranged in one of three ways (i) a predetermined retainer amount; (ii) cost plus margin or (iii) a predetermined commission percentage based on the total media spend executed by Company on a client’s behalf.

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

Performance Solutions (“Pay Per Event”)

Company provides to its clients the ability to pay for a marketing or sales event rather than incurring the media and services expense in a managed service engagement. The Company utilizes the same functions that it delivers in its managed services offering but only charges a client for a predetermined marketing or sales outcome. The fees in this situation will typically be tied to a (i) cost per phone call, (ii) cost per web form lead, (iii) cost per consumer appointment, (iv) cost per qualified lead, and (v) cost per sale. There is a premium that is charged to the client for the Performance Marketing service due to the fact that the Company is taking on the cost risk associated with the services and media that it is executing without knowing that revenue will be generated. The risk is mitigated by the fact that the client has agreed to purchase the “work product” (lead, call, etc.) at a predetermined cost and the Company charges higher margins associated with the service.

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

The following table provides information about current contract balances from contracts with customers:

	December 31,	June 30,	June 30,
	2022	2022	2021
Accounts Receivable, net	$6,487,031	$9,421,497	$1,327,000
Contract assets	$4,314,268	$23,586,036	$—
Contract liabilities	$6,209,442	$11,321,159	$5,973,000

Accounts receivable is presented net of allowance for doubtful accounts. The Company analyzes receivables aging, customer specific risks, and other factors to estimate its allowance. The Company’s allowance for doubtful accounts was $1.0 million, $0.6 million and $0.5 million as of December 31, 2022, June 30, 2022, and June 30, 2021, respectively.

The amount of revenue recognized during the six months ended December 31, 2022, relating to the contract liabilities recorded as of June 30, 2022, was $7.2 million.

NOTE 5 – RESTRUCTURING CHARGES

For the six months ending December 31, 2022 and year ending June 30, 2022, the Company underwent organizational changes to further streamline operations. This restructuring program includes workforce reductions, closure of excess facilities, and other charges. The restructuring program resulted in costs incurred primarily for (1) workforce reduction of 113 employees across certain business functions and operating units, (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other charges, which include but are not limited to legal fees, regulatory/compliance expenses, and contractual obligations. During the six months ended December 31, 2022 and the year ended June 30, 2022, the Company recorded approximately $6.9 million and $5.6 million, respectively, for restructuring charges on the Statements of Operations. As of December 31, 2022, the Company had accrued restructuring charges of approximately $0.9 million, which is expected to be paid by the end of Fiscal Year 2027.

The components of the restructuring charges related to the restructuring program are listed below:

	Six Months Ended	For the Year Ended
	December 31, 2022	June 30, 2022	June 30, 2021
Excess facilities	$2,964,459	$—	$—
Severance and termination costs	1,159,683	2,299,732	—
Professional fees	1,453,785	—	—
MUK restructuring costs	376,466	—	—
Share-based compensation related to accelerated vesting	—	3,291,200	—
Other exit costs	913,673	—	—
Total restructuring costs	$6,868,066	$5,590,932	$—

The following is a summary of the components of the restructuring reserve liability:

December 31,
2022
Severance and termination costs	$496,599
Other exit costs	401,260
Total restructuring liabilities	$897,859

There were no restructuring liabilities recorded as of June 30, 2022 and June 30, 2021.

During the six months ended December 31, 2022, a total amount of approximately $2.2 million was paid for restructuring and other related charges. As of December 31, 2022, the remaining amount of restructuring charges to be paid was approximately $3.9 million. The remaining payments are expected to be paid in the following years: approximately $1.7 million in 2023, approximately $1.0 million in 2024, approximately $0.5 million in 2025, approximately $0.4 million in 2026, and approximately $0.2 million in 2027.

Of the $3.9 million expected cash payments, $3.0 million is related to the excess facilities charges due to non-cancelable lease costs that will be paid in future periods. These amounts are presented as operating lease liabilities on the Consolidated Balance Sheets as of December 31, 2022. The remaining amount of approximately $0.9 million is presented as Restructuring liabilities on the Consolidated Balance Sheets.

NOTE 6 – INVESTMENT IN NONCONSOLIDATED AFFILIATE

On March 22, 2022, the Company acquired 40% of the equity of Converge Marketing Services, LLC, an affiliate of Converge, which is accounted for under the equity method of accounting. At the acquisition date and as of December 31, 2022, the Company's carrying amount of the investment was insignificant. See Note 3 - Business Combinations and Dispositions for more information on the Converge Acquisition.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following as of December 31, 2022:

	December 31, 2022	June 30, 2022	June 30, 2021
Computer equipment	$820,000	$841,000	$697,000
Website design	6,000	6,000	6,000
Office machine & equipment	109,000	91,000	97,000
Furniture & fixtures	338,000	413,000	438,000
Leasehold improvements	436,000	379,000	135,000
Tenant incentives	—	—	145,000
Property and equipment, gross	1,709,000	1,730,000	1,518,000
Accumulated depreciation	(1,090,000)	(1,141,000)	(1,175,000)
Property and equipment, net	$619,000	$589,000	$343,000

During the six months ended December 31, 2022, and the years ended June 30, 2022 and 2021, depreciation expense was $0.1 million, $0.1 million, and $0.1 million, respectively.

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
Lease expense was approximately $1.3 million, $1.8 million, and $2.6 million for the six months ended December 31, 2022, and the years ended June 30, 2022, and 2021, respectively. In addition, the restructuring and other related charges include $3.0 million for the excess office space related to the Mission Culture and Troika Design Group entities. The $3.0 million charge to the restructuring and other related charges was offset by reducing the right-of-use asset on the Consolidated Balance Sheets.

In September 2022, the Company terminated the lease of one of their office facilities in Englewood Cliffs, New Jersey. As part of company-wide restructuring, the Company made the decision to cease using this space as of September 2022, and has no foreseeable plans to occupy it in the future. As of December 31, 2022 the Company has made total payments of $0.2 million for this termination. Further, the Company derecognized the associated right of use asset, and lease liability, and recorded a loss on the early termination of the lease of $0.2 million, which is recognized on the Statement of Operations on the line Restructuring Charges.
The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

	Six Months Ended	For the Year Ended
	December 31, 2022	June 30, 2022	June 30, 2021
Weighted average remaining lease term in years	3.0 years	3.6 years	3.2 years
Weighted average discount rate	5.5%	5.5%	5.0%

As of December 31, 2022, the maturities of the Company’s operating lease liabilities are as follows:

Fiscal year ending December 31, 2023	$1,949,000
Fiscal year ending December 31, 2024	1,955,000
Fiscal year ending December 31, 2025	1,449,000
Fiscal year ending December 31, 2026	1,454,000
Fiscal year ending December 31, 2027	1,117,000
Thereafter	2,354,000
Total undiscounted operating lease payments	$10,278,000
Less: imputed interest	(1,579,000)
Total operating lease liabilities	$8,699,000
Less: current portion of operating lease liabilities	1,506,534
Operating lease liabilities, non-current	$7,192,662

Lease Abatement

During the year ended June 30, 2022, the company entered into lease abatement agreements with certain landlords. A gain on rent abatement of approximately $0.2 million was recorded during the year ended June 30, 2022. For the six months ended December 31, 2022, and the year ended June 30, 2021, there were no gains or losses on rent abatement.

NOTE 9 - FAIR VALUE MEASUREMENTS

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
•Level III — Instruments whose significant value drivers are unobservable.

The following table presents for each of these hierarchy levels, the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$30,215,221	$30,215,221

December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—

The estimated fair value of the warrant liability at December 9, 2022, June 30, 2022 and March 22, 2022 was determined using Level 3 inputs. Inherent in a Black-Scholes options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, dividend yield. The Company estimates the volatility of its ordinary shares based on projected volatility of comparable public companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 9, 2022 and June 30, 2022:

	As of December 9, 2022	As of June 30, 2022
Exercise price	$0.25	$0.76
Stock price	$0.11	$0.76
Volatility	63.60%	63.60%
Expected life	four years	five years
Risk-free rate	3.99%	2.42%
Dividend yield	—%	—%

The change in the fair value of the derivative warrant liabilities, for the six months ended December 31, 2022 is summarized as follows:

Warrant liabilities at June 30, 2022	$30,215,221
Change in fair value of warrant liabilities	20,004,367
Warrant liabilities classification to equity (at December 9, 2022 valuation)	10,210,855
Warrant liabilities at December 31, 2022	$—

NOTE 10 – INTANGIBLE ASSETS & GOODWILL

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2022	June 30, 2022	June 30, 2021
Customer relationship	$53,600,000	$58,560,000	$4,960,000
Non-core customer relationships	—	760,000	760,000
Non-compete agreements	—	1,430,000	1,430,000
Technology	10,400,000	10,920,000	520,000
Tradename	7,100,000	7,570,000	470,000
Workforce acquired	—	2,125,000	2,125,000
	71,100,000	81,365,000	10,265,000
Less: accumulated impairment expense	—	(446,000)	—
Less: accumulated amortization	(6,339,000)	(10,613,000)	(7,662,000)

Net book value	$64,761,000	$70,306,000	$2,603,000

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from three to ten years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. For the six months ended December 31, 2022 and the fiscal years ending June 30, 2022 and 2021, the Company recorded approximately $1.2 million, $0.4 million and $0 in impairment and other losses (gains), net, respectively. The impairment expense for the six months ended December 31, 2022, of $1.2 million, consisted of approximately $0.6 million related to customer relationships, $0.2 million related to non-core customer relationships, $0.2 million related to tradename, and $0.2 million related to non-compete agreements.

During the six months ended December 31, 2022 and the years ended June 30, 2022 and 2021, amortization expense was approximately $4.3 million, $3.0 million and $2.2 million, respectively.

Future amortization expense is as follows for the years ending December 31,
2023	$8,150,000
2024	8,150,000
2025	8,150,000
2026	8,150,000
2027	6,532,000
Thereafter	25,629,000
$64,761,000

Goodwill

As of December 31, 2022, the net goodwill balance was $45.5 million and accumulated impairment was $18.5 million. The impairment expense for the six months ending December 31, 2022 was approximately $9.8 million, comprised of $6.9 million relating to Mission Culture and $2.9 million relating to Troika Design.

As of June 30, 2022, the net goodwill balance was $55.3 million and accumulated impairment was $8.7 million. The impairment expense for the year ending June 30, 2022 was $8.7 million, comprised of $2.0 million relating to Redeeem and $6.7 million relating to Mission-Media Holdings Limited.

As of June 30, 2021, the net goodwill balance was $19.4 million. There was no impairment expense and no accumulated impairment for the year ending June 30, 2021.

Goodwill will be reassessed during our next annual measurement date of October 31, 2023. As of December 31, 2022, June 30, 2022, and June 30, 2021, the change in carrying value of Goodwill are listed below:

Balance at ended June 30, 2021	$19,368,000
Goodwill acquired during the year	45,518,000
Goodwill impairment expense	(8,711,926)
Change in goodwill from foreign currency	(824,539)
Balance at ended June 30, 2022	$55,349,535
Goodwill acquired during the year	—
Goodwill impairment expense	(9,831,030)
Change in goodwill from foreign currency	—
Balance at ended December 31, 2022	$45,518,505

NOTE 11 – ACCRUED EXPENSES

As of December 31, 2022, June 30, 2022 and June 30, 2021, the Company recorded approximately $15.2 million, $28.6 million and $6.0 million in accrued expenses, respectively.

	As of December 31,	As of June 30,
	2022	2022	2021
Accrued expenses	$6,903,150	$3,825,570	$4,819,000
Accrued billable expenses	7,810,126	23,170,683	—
Accrued payroll	530,945	851,276	294,000
Accrued taxes	—	802,019	888,000
	$15,244,221	$28,649,548	$6,001,000

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2022, commitments of the Company in the normal course of business in excess of one year are as follows:

	Payments Due by Period
	Year 1	Years 2-3	Years 4-5	>5 Years	Total
Operating lease obligations (a)	$1,949,000	$3,404,000	$2,571,000	$2,354,000	$10,278,000
Debt repayment (b)	1,912,500	7,650,000	64,068,750	—	$73,631,250
Restructuring liabilities (c)	698,683	163,669	35,507	—	$897,859
Acquisition liabilities (d)	9,293,402	—	—	—	$9,293,402
Total	$13,853,585	$11,217,669	$66,675,257	$2,354,000	$94,100,511

(a) Operating lease obligations primarily represent future minimum rental payments on various long-term noncancellable leases for office space. Lease obligations related to excess facilities associated with the Company wide restructuring plan are included within the operating lease obligations line.

(b) Debt repayments consists of principal repayments required under the Company's Credit Facility.
'(c) Restructuring liabilities relate primarily to future severance payments and other exit costs
(d) Acquisition liabilities recorded on the balance sheet consist of the Company's obligations to the Converge Sellers arising from the Converge Acquisition. See Note 3 - Business Combinations and Dispositions.

Contingencies

Partial Liquidated Damages

The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which has been paid. The Company accrued $3.4 million as of December 31, 2022, which is recorded under contingency on equity issuance on the Consolidated Balance Sheets.

The maximum liquidated damages is capped at $7.0 million.

401k Liability

In 2022, with new management in charge, the company discovered that it had not made the safe harbor non elective employer contributions to the 401k plan in 2017 pursuant to its 3% formula under plan terms, and the Company corrected that contribution for the affected participants, with earnings, in 2022.

The Company also discovered that it did not make the 3% safe harbor non elective employer contributions to the 401k plan for plan years 2018 through 2022. When the error was discovered in 2022, the Company attempted to correct the error by performing the applicable non-discrimination tests and by making qualified nonelective contributions (QNECs) to affected participant accounts. However, as the administration of the 401k plan did not conform to the plan terms with respect to the 3% employer contribution, additional correction is required. Although the Company is evaluating the appropriate corrective approach, the Company has accrued approximately $1.6 million related to the safe harbor 2018 – 2022 contributions, as of December 31, 2022.

Legal Matters

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows as of December 31, 2022.

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

NOTE 13 – CREDIT FACILITIES

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

The Credit Facility provides for: (i) a Term Loan in the amount of $75.0 million; (ii) an interest rate of the LIBOR Rate Loan of three (3) months; (iii) a four-year maturity, amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% ($1.5 million) of the Credit Facility paid at closing (capitalized into the Credit Facility bringing the initial loan balance to $76.5 million), plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50.0% of excess cash flow and 100.0% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive financial and non-financial covenants in the Credit Facility including, but not limited to, a debt leverage ratio, fixed charge coverage ratio, and maintaining liquidity of at least $6.0 million at all times.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch Finance LLC, which were delivered during fourth quarter 2022. As of December 31, 2022, Blue Torch Finance LLC has not authorized the release of the funds in escrow.

Although the Company believes that the Converge Sellers’ recourse is solely to the escrow account, it is possible that the Converge Sellers could make claims against the Company for the deferred amount.  In the event that the Converge Sellers were to make and be successful in such claims, the Company believes that a court would likely order Blue Torch to release the escrowed funds to satisfy such claims

On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of events of default under the Financing Agreement that related to the Company’s failure to satisfy certain financial and non-financial covenants. The Limited Waiver was scheduled to expire on October 28, 2022, if not terminated earlier by Blue Torch (“Waiver Period”), but was subsequently extended by the First Amendment to Limited Waiver to Financing Agreement dated as of October 28, 2022, the Second Amendment to the Limited Waiver to Financing Agreement dated as of November 11, 2022, the Third Amendment to the Limited Waiver to Financing Agreement dated as of November 25, 2022, the Fourth Amendment to the Limited Waiver to Financing Agreement dated as of December 9, 2022, and the Fifth Amendment to the Limited Waiver to Financing Agreement dated as of December 23, 2022. Refer to Note 18 Subsequent Events. in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Transition Report, for further details on our debt.

The Company is working in good faith with Blue Torch to resolve the aforementioned events of default and has initiated a strategic review process to, among other things, explore other potential means of resolution with Blue Torch, including by engaging in a refinancing, sale or similar transaction.

In connection with the aforementioned note, the Company recorded deferred debt and issuance costs totaling $9.2 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. Amortization of deferred financing costs for the six months ended December 31, 2022, was approximately $1.2 million. For the years ended June 30, 2022 and 2021, amortization of deferred financing costs were $0.8 million and $0, respectively. As of December 31, 2022, and June 30, 2022 the Company made principal payments totaling approximately $1.9 million and $1.0 million, respectively. There was no amortization of deferred financing costs or principal payments made for the year ended June 30, 2021.

Convertible Note Payable

As of December 31, 2022, June 30, 2022 and June 30, 2021, there was a total of $60 thousand, $50 thousand, and $50 thousand respectively, in convertible notes payable outstanding.

Long term debt consists of the following at December 31, 2022, June 30, 2022, and June 30, 2021:

	Effective Interest Rate	December 31, 2022	June 30, 2022	June 30, 2021
Senior Note due 2026 (less unamortized discount and issuance costs of $7.2 million, $8.4 million, and $0, respectively)	14.18%	$66,385,055	$67,119,000	$—
Convertible Note		60,006	50,000	50,000
Related Party Note		30,000	100,000	200,000
Total debt		66,475,061	67,269,000	250,000
Less: current portion		1,641,217	1,688,000	250,000
Long-term debt, excluding current portion		$64,833,844	$65,581,203	$—

The payments of principal to be made are as follows:

2023	$1,912,500
2024	3,825,000
2025	3,825,000
2026	64,068,750
$73,631,250

At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to, initially 1,929,439 shares of Common Stock, subject to adjustment. Effective December 9, 2022, the number of shares were increased to 5,429,439. The exercise price per share of Common Stock under this Warrant shall be $0.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

NOTE 14 – RELATED PARTY

Related Party Transactions

Converge Sellers

During the third quarter of fiscal year 2022, in connection with the Converge Acquisition, the Company incurred amounts due to the Converge Sellers totaling $9.2 million. The Converge Sellers include Sadiq "Sid" Toama, CEO of Troika Media Group, Tom Marianacci, Head of Demand Solutions, of the Converge subsidiaries, wholly owned subsidiaries of Troika and Mike Carrano, Head of Supply Solutions, are all party to the amounts due. As of December 31, 2022 and June 30, 2022, there was $9.3 million and $9.1 million, respectively, outstanding and included on the balance sheet under acquisition liabilities. During the six months ended December 31, 2022, and year ended June 30, 2022, the Company recorded $0.2 million and $0 of interest expense related to accretion of the fair value of the liability. There were no such amounts recorded for the period ended June 30, 2021 related to acquisition liability or interest expense.

Converge Marketing Services ("CMS")

The Company has an Exclusive Services Agreement with CMS, a 40% owned entity, to provide advertising and related services. For the six months ended December 31, 2022, the Company generated revenue of $2.5 million from the CMS agreement. For the year ended June 30, 2022 the Company generated revenue of $1.3 million, which represents the revenue earned post-Converge acquisition.

Media Resource Group

Mr. Tom Marianacci, who is the Head of Demand Solutions of the Company and one of the Converge sellers, currently holds more than 5% of the Company’s equity. Mr. Marianacci serves as an Owner and executive director of Media Resource Group (“MRG”) company that entered into a service agreement with the Company, dated January 1st, 1997, under which MRG agreed to provide certain media services to the Company. The Company paid approximately $0.8 million and $0.4 million to MRG for the six months ended December 31, 2022 and the period between March 21, 2022 and June 30, 2022, respectively.

Other

As of December 31, 2022, June 30, 2022 and 2021, the Company owed the founder and CEO of Troika Design Group, Inc. Dan Pappalardo approximately $30 thousand, $0.1 million and $0.2 million, respectively.

For the six months ended December 31, 2022, the Company paid Thomas Ochocki, a member of the Company's Board of Directors and Managing Member of Union Investment Management Limited, approximately $18 thousand, for various reimbursable expenses and paid Union Eight Ventures Ltd. and Union Investment Management Ltd. approximately $0.4 million for consulting fees.

In April 2021, the Company paid $0.3 million to the estate of Sally Pappalardo representing the outstanding principal of $0.2 million and accrued interest of $0.1 million. The holder provided the Company a signed release acknowledging all obligations under the note had been paid in full.

NOTE 15 – STOCKHOLDERS’ EQUITY

Employee and Director Incentive Plans

2017 EQUITY INCENTIVE PLAN

On June 13, 2017, the Board adopted and approved an amendment to the Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan (the “Equity Plan”), to change the name from M2 nGage Group, Inc. to Troika Media Group, Inc., in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, either stock grant of shares of the Company’s common stock, incentive stock options (“ISOs”) under IRS section 422, or a non-qualified stock option (“Non-ISOs”) (collectively “Options”). The Plan allocates 3,333,334 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the Plan. As of December 31, 2022, the Company has granted, under the Plan, awards in the form of non-qualified stock options ("NQSOs") for all 3,333,334 shares.

2021 EQUITY INCENTIVE PLAN

On October 28, 2021, the Board adopted, and a majority of outstanding shareholders subsequently approved, the 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”). The prior Equity Plan did not have any remaining authorized shares. The 2021 Plan is intended to attract and retain employees, directors and consultants, to involve them to work for the benefit of the Company or its affiliated entities, and to provide additional incentive for them to promote the Company’s success. The 2021 Plan provides for the award of stock options, either ISOs or NQSOs, restricted shares and restricted stock units (RSUs). The 2021 Plan authorized 12,300,000 shares of Common Stock for the issuance of awards under the 2021 Plan. As of the date of this report, an aggregate of 6,000,000 RSUs and 2,000,000 NQSOs had been awarded to executive officers and directors and 3,700,000 RSUs had been awarded to employees. In addition the Company has issued 3,500,000 RSUs to certain executives of Converge related to the acquisition agreement and related to their continued employment with the Company. These RSUs were issued outside the 2021 Equity Incentive Plan.

Non-Qualified Stock Options (“NQSOs”) Award Activity

Under the Equity Incentive Plan the Company grants options to purchase shares of the Company's common stock to employees and affiliates of the Company. These options are time based and vest over the contractual term. The options granted are approved by the Company's Compensation Committee.

The following table summarizes balances relating to holders of the Company’s NQSOs as of December 31, 2022, June 30, 2022 and June 30, 2021:

	Nonperformance based vesting NQSO's	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding balance as of:
June 30, 2021	3,088,833	$1.13	0.40	$1,829,999
June 30, 2022	3,657,833	$1.39	0.60	$1,824,232
December 31, 2022	4,971,223	$0.93	1.40	$—
Exercisable at:
June 30, 2021	2,766,467	$0.90	0.30	$1,611,068
June 30, 2022	2,997,972	$1.04	0.20	$1,806,539
December 31, 2022	3,175,320	$0.97	0.30	$—

The Company uses the Black-Scholes Model to determine the fair value of stock options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on an average of the contract term and the vesting period taking into consideration the vesting schedules and future employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of stock options awards.

The Company granted stock options to purchase 2,000,000 shares of common stock during the six months ended December 31, 2022 at $0.59 per share. The Company determines the assumptions used in the valuation of stock option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for stock options granted throughout the year. The Company has utilized the following assumptions in its Black-Scholes stock options valuation model to calculate the estimated grant date fair value of the options granted during the six months ended December 31, 2022:

Volatility	65.6%
Risk-free rate	3.05%
Contractual term	3.0 years
Exercise price	$0.59

For the six months ended December 31, 2022, and years ended June 30, 2022 and 2021, the Company recognized stock compensation expense for options granted of $0.4 million, $0.5 million, and $0.9 million, respectively. As of December 31, 2022, total unrecognized share-based compensation related to unvested options was approximately $0.7 million, and the weighted-average remaining vesting period for these awards was approximately one year and two months.

Restricted Share Units Award Activity

Pursuant to the Company’s 2021 Plan the Company issues RSUs in consideration for employee and consultant services. RSUs issued under the Plan may be exercised in accordance with the applicable grant notice. The Company has also issued RSUs outside of the Plan in accordance with the Converge transaction to certain Converge Sellers, these RSUs are may also be exercised in accordance with the applicable grant notice.

The following table summarizes activity relating to holders of the Company’s RSUs for the six months ended December 31, 2022 and during the years ended June 30, 2022 and 2021 :

	Nonperformance based vesting RSU's	Weighted average fair value per share at date of grant
Outstanding award balance as of June 30, 2021	—
Granted	8,800,000	$1.02
Exercised	(7,700,000)	$1.01
Forfeited	—
Outstanding award balance as of June 30, 2022	1,100,000	$1.02
Granted	900,000	$0.34
Exercised	(800,000)	$0.29
Forfeited	(150,000)	$1.00
Outstanding award balance as of December 31, 2022	1,050,000	$0.95
Vested	750,000	$0.97
Unvested	300,000	$0.91

For the six months ended December 31, 2022, and years ended June 30, 2022 and 2021, the Company recognized stock compensation expense for restricted stock units granted of $1.3 million, $8.5 million, and $0, respectively. As of December 31, 2022, total unrecognized share-based compensation related to unvested restricted stock units was approximately $2.9 million, and the weighted-average remaining vesting period for these awards is approximately one year and six months.

Non public warrants

In connection with agreements with employees, consultants and lenders, the Company issued non public warrants with the right to purchase restricted shares of the Company's common stock at an agreed upon contractual exercise price. These warrants have not been registered under the Securities Act, the Warrant is being issued and the shares issuable upon exercise of the warrants and will be issued on the basis of the statutory exemption provided by the Securities Act. Absent a registration statement applicable to these warrants, restricted stock will be issued to the holder upon exercise.

The following table summarizes balances relating to holders of the Company’s nonpublic warrants as of December 31, 2022, June 30, 2022, and June 30, 2021:

	Warrants	Weighted-average exercise price
Outstanding balance:
June 30, 2021	8,296,408	$1.05
June 30, 2022	6,771,223	$1.05
December 31, 2022	6,437,889	$1.06

Exercisable at:
June 30, 2021	7,248,702	$1.00
June 30, 2022	5,770,263	$0.99
December 31, 2022	5,275,611	$1.00

For the six months ended December 31, 2022 and years ended June 30, 2022 and 2021, the Company has recorded approximately $1.0 million, $0.9 million and $3.2 million, respectively, as compensation expense related to vested warrants issued, net of forfeitures. No warrants were granted in the six months ended December 31, 2022. As of December 31, 2022 the weighted-average remaining contractual term for the outstanding warrants was approximately two years and the intrinsic value of outstanding warrants was $0.

Series E Private Placement

On March 16, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue and sell in a private offering an aggregate of $50.0 million of securities, consisting of shares of Series E convertible preferred stock of the Company, par value $0.01 per share and warrants to purchase (100% coverage) shares of common. Under the terms of the Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Warrants to purchase up to 33,333,333 shares of the Company’s common stock. Each share of the Series E Preferred Stock has a stated value of $100 per share and is convertible into shares of common stock at a conversion price of $1.50 per share subject to adjustment. The Preferred Stock is perpetual and has no maturity date. The Preferred Stock will not be subject to any mandatory redemption or other similar provisions. All future shares of Preferred Stock shall rank junior to the Series E Preferred Stock, except if at least a majority of the Series E Preferred Stock expressly consent, to the creation of the Parity Stock of Senior Preferred Stock.
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

At the time of the closing of the aforementioned Securities Purchase Agreement, using the Black-Scholes model, the Company recorded a fair value of approximately $28.4 million on the balance sheet within derivative liabilities- financing warrants. At June 30, 2022 the fair value of such warrants was $28.4 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $0.6 million. At December 9, 2022, the date of the mark to market revaluation, the fair value of such warrants was $10.2 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $20.0 million.

The Series E Preferred Stock and Warrants include certain reset and anti-dilution provisions that could reduce the conversion prices and exercise prices thereof down to $0.25 (the “Floor Price”) which was a significant discount to the then current market price. For purposes of complying with Rule 5635(d) of the Nasdaq Stock Market rules, the shareholders approved the issuance of more than 19.99% of the current total issued and outstanding shares of Common Stock upon conversion of the Series E Preferred Stock and exercise of the Warrants, including, but not limited to, reducing the conversion price to the Floor Price.

In addition, the Majority Stockholders approved the amendment to Article Three of the Articles of Incorporation to reflect an increase in the number of authorized shares of all classes of stock which the Company shall have the authority to issue from 315,000,000 shares to 825,000,000 shares, such shares being designated as follows: (i) 800,000,000 shares of Common Stock, and (ii) 25,000,000 shares of preferred stock, par value $0.01 per share.

On September 26, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with each holder of our Series E Preferred Stock (each a “Series E Holder”), pursuant to which (i) each Series E Holder exchanged its existing warrant to purchase our common stock, dated March 16, 2022 (the “Old Warrants”), for new warrants to purchase our common stock (the “New Warrants”), and (ii) each Series E Holder consented to changes in the terms of the private investment in public equity (“PIPE”) placement effected by the Company on March 16, 2022 (the “New PIPE Terms”), including an amendment and restatement of the terms of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”).

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

The New PIPE Terms effect the following changes, among others, to the rights Series E Holders:

a.New Warrant Exercise Price: The New Warrant exercise price per share of common stock was $0.55, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation were not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants would revert to $2.00, subject to further adjustment as set forth in the New Warrant. In general, such further adjustments provide that, subject to acceleration by the holder thereof, after the Subsequent Adjustment Period, the exercise price is adjusted to the lesser of the exercise price then in effect or the greater of (i) the average of the ten (10) lowest daily VWAPs during the Subsequent Adjustment Period and (ii) $0.25.

b.Series E Conversion Price: The conversion price for the Series E Preferred Stock was initially equal to $0.40 per share, and so long as the arithmetic average of the daily volume-weighted average prices ("VWAPs") of the Common Stock for the calendar week prior to each of the following respective dates was lower than the Conversion Price at that time, the Conversion Price would be downwardly adjusted by $0.01 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022, and November 21, 2022. The conversion price is subject to further adjustments upon conclusion of the Subsequent Adjustment Period, subject to acceleration by the holder thereof, to the lesser of the conversion price then in effect or the greater of (i) the average of the ten (10) lowest daily VWAPs during the Subsequent Adjustment Period and (ii) $0.25.

c.Standstill Period: The Series E Holders agreed to a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder agreed not to convert more than fifty (50%) percent of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

d.Series E Buyout. During the Standstill Period the Company agreed to use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Series E Holders at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation.

e.Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s common stock for a price less than $0.30 per share.

f.Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended September 30, 2022. The Company accrued an additional $3.4 million at December 31, 2022 which is recorded in loss contingency on equity issuance on the statements of operations and comprehensive income (loss).

Financing Warrants

As part of the Converge Acquisition, the Company agreed to issue Common Stock Purchase Warrants. The warrants were issued to certain institutional investors, "the Series E Investor Warrants", and to the Lender, "Blue Torch Warrants", to purchase shares of the Company's Common Stock. The Company has recorded the change in the fair value of these warrants using the mark to market approach.

Reconciliation of the derivative liabilities - financing warrants are as follows:

On December 9, 2022, the Company determined that the warrant contracts met certain criteria for equity classification within the Consolidated Balance Sheets. At December 9, 2022, the fair value of such warrants was $10.2 million and a resultant gain on change in fair value of derivative liabilities - financing warrants was recorded for approximately $20.0 million, which is recorded on the Consolidated Statements of Operations within the line, gain on change in fair value of derivative liabilities.

As of December 31, 2022, the Company reclassified the derivative liabilities into equity classification. The value of the derivative liabilities were remeasured as of December 9, 2022 and the Company transferred into equity the derivative liabilities at their remeasured fair value of approximately $10.2 million.

Blue Torch warrants

For the six months ended December 31, 2022, the Company recorded approximately $1.3 million gain on change in fair value of derivative liabilities related to warrants issued to the Lender in connection with our Credit Facility.

During the fiscal year ended June 30, 2022, the Company recorded approximately $0.6 million gain on change in fair value of derivative liabilities related to warrants issued to the Lender in connection with our Credit Facility, which were initially valued at approximately $2.4 million.

Series E Investor warrants

For the six months ended December 31, 2022, the Company recorded approximately $18.7 million gain on change in fair value of derivative liabilities related to warrants issued to Series E investors.

During the fiscal year ended June 30, 2022, the Company recorded $6 thousand gain on change in fair value of derivative liabilities related to warrants issued to Series E investors, which were initially valued at approximately $28.4 million.

Refer to Note 9 Fair Value Measurements. in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Transition Report, for further details on our warrant liabilities.

Preferred Stock

Series A Preferred Stock

On April 14, 2022, notice was given that all 720,000 shares of the Issuer’s outstanding 9% Series A Preferred Stock would be redeemed. The redemption of the Series A Preferred Stock was effected on May 31, 2022 (the “Redemption Date”) at a price equal to $0.20 per share, plus an amount equal to all accrued and unpaid dividends thereon but not including the Redemption Date in an amount equal to $0.42 per share, for a total payment of $0.62 per share (the “Redemption Price”). The total aggregate amount of the redemption was $0.4 million. Holders of record as of the Redemption Date received the Redemption Price upon presentation and surrender of the Preferred Stock as described in the notice. Upon redemption, dividends on the Preferred Stock ceased to accrue and all rights of the Holders terminated, except to the proceeds of the Redemption Price. As of December 31, 2022, there were no shares of Series A Preferred Stock issued and outstanding

Preferred shares

As of December 31, 2022, no shares of Series A Preferred Stock were issued and outstanding; no shares of Series B Preferred Stock were issued and outstanding; no shares of Series C Preferred Stock were issued and outstanding; no shares of Series D Preferred Stock were issued and outstanding; and 310,793 shares of Series E Preferred Stock were issued and outstanding. For the six months ended December 31, 2022, 189,207 shares of Series E Preferred Stock were converted into approximately 75.0 million shares of common stock, at a conversion price of $0.25.

NOTE 16 - MISSION-MEDIA HOLDINGS LTD EQUITY PURCHASE AGREEMENT

On August 1, 2022, Troika Mission Holdings (seller) entered into an equity purchase agreement with Union Ventures Limited (buyer). The buyer purchased from seller, all of the seller's right, title, and interest in and to sellers respective Mission-Media Holdings Limited shares, including any and all liabilities and assets on as is basis. The buyer agreed to pay the seller an aggregate purchase price of $1,000. At the closing the seller was required to make a nonrefundable infusion of no less than £500,000 GBP ($609,000 USD) to Mission UK for working capital.

The Company sold 100% of its Mission-Media Holdings Limited subsidiary business to Union Ventures Limited, a UK limited liability company formed under the laws of England and Wales (registered no. 14169163) for $1,000 and deconsolidated its investment . The net gain on the deconsolidation was approximately $0.1 million as reported gain on sale of subsidiary in the Statement of Operations in the Company's financial statements. Further, during the six months ended December 31, 2022, the Company reclassified approximately $1.0 million out of Accumulated Other Comprehensive Income and into Foreign Exchange Loss within the Statements of Operations for the release of historical cumulative translation adjustments for Mission-Media Holdings. As of December 31, 2022, the Company does not consider Mission-Media Holdings Ltd. to be a related party and does not have any continuing involvement with the former subsidiary.

NOTE 17 – INCOME TAXES

The Company and its domestic subsidiaries file on a consolidated U.S. federal tax basis and state tax returns on a consolidated, combined or separate basis depending on the applicable laws for the calendar years ending December 31, 2022, and December 31, 2021. In prior years, the Company issued US GAAP financial statements for the fiscal period ended June 30th and going forward, the Company’s year-end for US GAAP and tax return purposes will be aligned to a calendar year-end.

The Company, the parent company of Troika Design Group Inc., Troika Services, Inc., Troika Analytics, Inc., Troika-Mission Holdings, Inc., Mission Media USA, Inc., Troika IO, Inc. and CD Acquisition Corp, are subject to the U.S. federal tax rate of 21% and approximately up to 11% state tax for the years ending December 31, 2022, and December 31, 2021.

Mission-Media Holdings, LTD and Mission-Media, LTD are foreign subsidiaries of the Company which file tax returns in the United Kingdom. The Company divested its two UK subsidiaries on August 1, 2022.The UK entities are subject to a tax rate of 19% for the years ending December 31, 2022, and December 31, 2021.

Income tax (benefit) expense from continuing operations on an estimated GAAP basis for the six months ended December 31, 2022 and years ending June 30, 2022 and 2021 consisted of the following:

		December 31, 2022	June 30, 2022	June 30, 2021

Current
	Federal	$—	$(37,109)	$37,000
	State	19,122	73,034	27,000
	Foreign	—	—	—
	Total current tax expense / (benefit)	$19,122	$35,925	$64,000
Deferred
	Federal	$—	$—	$152,000
	State	—	—	—
	Foreign	—	—	—
	Total deferred tax expense / (benefit)	$—	$—	$152,000
	Valuation allowance	—	—	—
	Total tax expense / (benefit)	$19,122	$35,925	$216,000

A reconciliation of the estimated federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2022	June 30, 2022	June 30, 2021
Taxes calculated at federal rate	21.0%	21.0%	21.0%
Foreign taxes	(30.6)%	(4.3)%	(0.1)%
Debt settlement	—%	0.2%	2.6%
Stock compensation	—%	(2.2)%	(1.2)%
Change in valuation allowance	(72.1)%	(15.4)%	(25.4)%
State taxes, net of federal benefit	41.0%	1.2%	1.9%
Gain on derivative liability - financing warrants	46.1%	—%	—%
Acquisition - domestic	—%	—%	—%
Acquisition - foreign	—%	—%	—%
Goodwill impairment	(17.5)%	(1.3)%	—%
Revaluation of deferred	11.3%	—%	—%
Other adjustments	(0.2)%	1.0%	1.6%
Provision for income taxes	(1.0)%	0.2%	0.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022, June 30, 2022, and June 30, 2021, are presented below:

	December 31, 2022	June 30, 2022	June 30, 2021
Deferred Tax Assets
Net operating loss carryforwards	$12,050,000	$9,242,000	$5,320,000
Accounts receivable reserve	277,000	137,000	131,000
Contribution carryover	13,000	11,000	6,000
Section 163 (j) limitation	2,808,000	649,000	120,000
Stock based compensation	2,031,000	1,132,000	1,611,000
Accrued interest	—	82,000	89,000
Accrued Expenses	448,000	—	—
Contract liabilities	1,974,000	2,187,000	—
Deferred rent	—	303,000	—
Net right-of-use assets	3,873,000	—	1,772,000
Goodwill	635,000	—	—
Intangibles	1,695,000	—	—
Total Deferred Tax Assets	25,804,000	13,743,000	9,049,000

Deferred Tax Liabilities
Fixed Assets	(127,000)	(117,000)	(112,000)
Intangibles	—	(98,000)	(513,000)
Lease liability	(5,447,000)	—	—
Goodwill	—	(171,000)	—
Deferred Revenue	—	—	(179,000)
Total Deferred Tax Liabilities	(5,574,000)	(386,000)	(804,000)
Net Deferred Tax Assets	20,230,000	13,357,000	8,245,000
Valuation Allowance	(20,230,000)	(13,357,000)	(8,245,000)

Net deferred tax / (liabilities)	$—	$—	$—

The Company is in the process of reviewing its current deferred tax balances and the above amounts for the periods ending December 31, 2022, June 30, 2022 and 2021, are estimated, but may not be all inclusive.

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

During the six months ending December 31, 2022, the estimated valuation allowance increased by approximately $6.9 million to $20.2 million as compared to an increase of approximately $5.1 million for such period and $8.2 million for the year ended as of June 30, 2022 and June 30, 2021. The increase in valuation allowance is primarily related to an increase in net operating losses. The total valuation allowance results from the Company’s position that it is more likely than not able to realize their net deferred tax assets within the foreseeable future.

At June 30, 2017, and prior to this date, the Company had estimated federal and state net operating loss carryforwards. For the periods prior to the year ending June 30, 2017, the Company is unable to accurately verify or compute the applicable federal and state net operating losses. Such losses may not be utilizable or possibly eliminated under IRC Section 382/383, change of ownership rules. Management is in the process of reviewing IRC Section 382/383 at the time of this filing for the period indicated. These carryforwards may be subject to an annual limitation under I.R.C. §§ 382 and 383 and similar state provisions, if the Company experienced one or more ownership changes which would limit the amount of the NOL and tax credit carryforwards that can be utilized to offset future taxable income. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate. The federal net operating loss for the period ending December 31, 2022, is approximately $25.0 million and there are no state net operating loss carryforwards. The federal net operating loss of $1.4 million has a statutory expiration date in 2039 and approximately $23.6 million of federal net operating losses do not have a statutory expiration date. For the periods ending June 30, 2022 and 2021, the federal net operating losses approximated $37.8 million and $20.6 million, respectively. The state net operating losses for the same periods approximated $13.1 million and $6.3 million, respectively. As of December 31, 2022, the Company divested its UK subsidiaries, hence, there are no UK operating loss carryforwards available. As of June 30, 2022 and 2021, the Company’s UK NOL carryforwards were approximately $4.0 million and $3.9 million, respectively.

The Company had filed delinquent 2016, 2017 and 2018 federal, state and local tax returns in October 2020. Therefore, the earliest tax year subject to examination is 2016 tax year.

NOTE 18 – SUBSEQUENT EVENTS

Machinist Litigation

On February 7, 2023, Robert Machinist, the former Chief Executive Officer and Chairman of the Board of the Company, filed a Complaint against the Company in the Supreme Court of the State of New York in a case styled Robert Machinist v. Troika Media Group, Inc., No. 650728/2023. Mr. Machinist alleges the Company breached a Separation Agreement between Mr. Machinist and the Company, dated May 19, 2022, by not paying certain severance and other benefits. The Complaint seeks damages with interest, a declaration that Mr. Machinist is entitled the payments sought by the Complaint (and an injunction compelling the Company to pay them), and an award of Mr. Machinist’s costs incurred in connection with the litigation. Although the Company believes that it has meritorious defenses, at this time, the Company cannot predict the outcome of this matter.

Blue Torch Limited Waiver

The Waiver Period, as described in Note 13, was further extended by the Sixth Amendment to the Limited Waiver to Financing Agreement dated as of January 13, 2023, and the Seventh Amendment to the Limited Waiver to the Financing Agreement dated January 31, 2023.

On February 10, 2023, Blue Torch and the Company entered into an Amended and Restated Limited Waiver (the “A&R Limited Waiver”) of certain events of default (such events of default, the “Specified Events of Default”) under the Financing Agreement, which amended and restated the prior Limited Wavier, as amended. The A&R Limited Waiver provides that, among other things, during the A&R Waiver Period (defined below), the Company will comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to the sellers of the Converge business under the MIPA.

The A&R Limited Waiver will expire on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “A&R Waiver Period”).

Conversion of Preferred Series E Shares and exercise of Warrants

During the period January 1, 2023 to March 6, 2023 an approximate 270 thousand shares of Preferred Series E Stock were converted into approximately 111 million shares of common stock. During the same period, holders of warrants exercised approximately 27.1 million warrants resulting in the issuance of an additional 106.0 million shares of common stock being issued. Approximately 6.2 million warrants remain unexercised.

(a)    Exhibits
The following Exhibits are filed with this Report on Form 10-K/T or incorporated by reference:

Exhibit No.	Description
2.1	Subsidiary Merger Agreement, dated as of March 27, 2015 by and among SignalPoint Holdings Corp., Roomlinx, SignalShare Infrastructure Inc. and RMLX Merger Corp. (1)

2.2
Merger Agreement, dated as of June 12, 2017 by and among (i) Troika Design Group Inc. and each of its subsidiaries; (ii) Daniel Pappalardo; (iii) M2 nGage Group Inc.; and (iv) Troika Acquisition Corp. (2)

2.3	Equity Purchase Agreement dated as of June 29, 2018 by and among Nicola Stephenson, James Stephenson, Troika Media Group Inc. and Troika Mission Holdings Inc. (4)

2.4	Asset Purchase Agreement dated May 21, 2021, by and among Redeeem LLC, Kyle Hill, Redeeem Acquisition Corp. and Troika Media Group Inc. (7)

2.5
Membership Interest Purchase Agreement by and among Troika Media Group, Inc., Converge Acquisition Corp. (collectively, the “Purchaser) and Thomas Marianacci, Maarten Terry, Sadiq (“Sid”) Toama and Michael Carrano (collectively, the “Sellers”). (9)

2.6	Amendment No. 3 to Membership Interest Purchase Agreement by and among Troika Media Group, Inc., Purchaser and the Sellers. (16)

2.7	Letter Agreement, dated March 9, 2022, by and between Troika Media Group, Inc. and Converge Direct, LLC. (16)

2.8
Escrow Agreement, dated as of March 21, 2022, between Alter Domus (US) LLC, , Blue Torch Finance LLC, Troika Media Group, Inc., and Maarten Terry, Michael Carrano, Sadiq Toama, and Thomas Marianacci as the sellers, with Thomas Marianacci as the representative for the aforenamed sellers. (16)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (12)

3.2	Amended and Restated By-Laws of the Registrant (16)

3.3	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock. (17)

4.1
Financing Agreement dated as of March 21, 2022 by and among Troika Media Group, Inc., as Borrower, each subsidiary of Borrower as a Guarantor, the Lenders from time to time party hereto, and Blue Torch Finance, LLC, as Administrative Agent and Collateral Agent. (11)

4.2	Form of Common Stock Purchase Warrant. (15)

4.3	Pledge and Security Agreement. (11)

4.4	Form of Exchange Agreement. (15)

4.5	Intercompany Subordination Agreement. (11)

4.6	Amended and Restated Limited Waiver to Financing Agreement. (18)

4.7	Common Stock Purchase Warrant issued to Blue Torch Finance LLC. (11)

4.8	Registration Rights Agreement with Blue Torch Finance LLC. (11)

4.9	Form of Common Stock Purchase Warrant. (6)

4.10	Form of Common Stock Purchase Warrant dated March 2022. (10)

4.11	Form of Registration Rights Agreement dated as of March 16, 2022. (10)

4.12	Form of Securities Purchase Agreement dated as of March 16, 2022. (10)

10.1
Amended and Restated Executive Employment Agreement dated as of February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and Christopher Broderick, as amended on June 1, 2017, June 12, 2017 and June 5, 2018. (5)

10.2
Amended and Restated Consulting Agreement dated February 15, 2017 by and between M2 nGage Group Inc. (the Registrant) and SAB Management LLC, as amended on August 8, 2017, April 16, 2018 and June 5, 2018.(5)

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (5)

10.4	Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. (7)

10.5	Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo. (2)

10.6	Executive Employment Agreement dated January 1, 2022 by and between Troika Media Group, Inc. and Sadiq (“Sid”) Toama, as amended on February 13, 2023. (18)

10.7	Executive Employment Agreement dated May 23, 2022 by and between Troika Media Group, Inc. and Erica Naidrich, as amended on February 13, 2023. (18)

10.8	Executive Employment Agreement by and between Troika Media Group Inc. and Thomas Marianacci. (16)

10.9	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (6)

10.10	Confidential Separation and Waiver and Release Agreement by and between Troika Media Group Inc. and Kyle Hill. (14)

10.11	Separation Agreement dated as of May 19, 2022 by and between Troika Media Group and Robert Machinist. (13)

10.12	Separation Agreement dated as of June 8, 2022 by and between Troika Media Group and Christopher Broderick. (16)

10.13	Separation Agreement dated as of October 26, 2022 by and between Troika Media Group, Inc. and Andrew Bressman. (17)

10.14	2015 Employee, Director and Consultant Equity Incentive Plan. (5)

10.15	2021 Employee, Director & Consultant Equity Incentive Plan. (8)

10.16	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. (6)

10.17	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (6)

10.18	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (5)

10.19	Office Lease dated April 22, 2021, for 9-23 Fitzroy Street, London, WC2 UK. (16)

10.20	Office Lease dated April 19, 2019 for 25 W 39th Street, New York, New York 10018. (5)

10.21	Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC. (7)

10.22	Form of Lock-Up Agreement. (7)

14.1	Corporate Code of Conduct. (5)

21.1*	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Troika’s Form 10-K Report for the year ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
_____________
*Filed herewith
(1)    Incorporated by reference to the Registrant’s Form 8-K filed on April 2, 2015
(2)    Incorporated by reference to the Registrant’s Form 8-K filed on June 20, 2017
(3)    Incorporated by reference to the Registrant’s Form 8-K filed on September 18, 2017
(4)    Incorporated by reference to the Registrant’s Form 8-K filed on July 6, 2018
(5)    Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on August 1, 2019

(6)    Incorporated by reference to the Registrant’s Registration Statement No. 333-254889 filed on March 31, 2021, as amended on April 8, 2021
(7)    Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2021
(8)    Incorporated by reference to the Registrant’s Schedule 14C Information Statement filed on January 6, 2022
(9)    Incorporated by reference to the Registrant’s Form 8-K filed on February 24, 2022
(10)    Incorporated by reference to the Registrant’s Form 8-K filed on March 18, 2022
(11)    Incorporated by reference to the Registrant’s Form 8-K filed on March 24, 2022
(12)    Incorporated by reference to the Registrant’s Form 8-K filed on April 27, 2022
(13)    Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2022
(14)    Incorporated by reference to the Registrant’s Form 8-K filed on June 13, 2022
(15)    Incorporated by reference to the Registrant’s Form 8-K filed on September 27, 2022
(16)    Incorporated by reference to the Registrant’s Form 10-K filed on September 28, 2022, as amended on November 22, 2022
(17)    Incorporated by reference to the Registrant’s Form 10-Q filed on November 14, 2022
(18)    Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2023
(b)    Financial Statement Schedules

(b)Financial Statement Schedules
Financial Statement Schedules are omitted because the information is included in our financial statements or notes to those financial statements.
Item 16. Form 10-K/T Summary.
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

Signature	Title	Date

/s/ Sid Toama
Sid Toama	President and Chief Executive Officer	March 7, 2023
(Principal Executive Officer)

/s/ Erica Naidrich
Erica Naidrich	Chief Financial Officer	March 7, 2023
(Principal Financial and Accounting Officer)

/s/ Randall Miles
Randall Miles	Chairman of the Board	March 7, 2023

/s/ Thomas Ochocki
Thomas Ochocki	Director	March 7, 2023

/s/ Sabrina Yang
Sabrina Yang	Director	March 7, 2023

/s/ Wendy Parker
Wendy Parker	Director	March 7, 2023

/s/ Martin Pompadur
Martin Pompadur	Director	March 7, 2023

/s/ Grant Lyon
Grant Lyon	Director	March 7, 2023

/s/ Jeffrey S. Stein
Jeffrey S. Stein	Director	March 7, 2023