Form 10-KT/A
period 2022-12-31
Troika Media Group, Inc.
filed 2023-04-14
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT/A

(Amendment No. 1)
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 10, 2023
Common Stock, $0.001 par value	402,389,013
As of December 31, 2022, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $16.7 million, based upon the closing price of $0.12 per share as quoted on The Nasdaq Stock Market on that date.

Auditor Name:	RBSM	Auditor Location:	Las Vegas, Nevada	Auditor Firm ID:	587

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KT/A (this "Amendment") amends the Transition Report on Form 10-KT (the "2022 Form 10-KT") of Troika Media Group Inc., which together with its subsidiaries, is referred to in this document as "we", "our", "us", or the "Company", for the transition period from July 1, 2022, through December 31, 2022 (the "Transition Period"), as filed with the Securities and Exchange Commission (the "SEC") on March 7, 2023 (the "2022 Form 10-KT"). We are filing this Amendment to amend Part III of the 2022 Form 10-KT to include the information required by, and not included in, Part III of the 2022 Form 10-KT. In addition, the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-KT is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2022 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the 2022 Form 10-KT. The 2022 Form 10-KT continues to speak as of the date of the 2022 Form 10-KT, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-KT other than as expressly indicated in this Amendment.

SUBSEQUENT EVENTS

On April 14, 2023, Blue Torch Finance LLC (“Blue Torch”) and the Company entered into a letter agreement that amends certain sale and refinancing milestones set forth in a side letter agreed by the Company and Blue Torch in connection with that certain Amended and Restated Limited Waiver dated February 10, 2023.

FORWARD-LOOKING STATEMENTS

This Amendment to the Transition Report on Form 10-K/T contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the 2022 Form 10-K/T under the heading “Risk Factors.”

Forward-looking statements in this Amendment to Transition Report speak only as of the date hereof. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement made herein or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or to conform such statements to actual results or changes in our expectations, except as required by law.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names, ages, and positions of our executive officers, senior management, and directors as of December 31, 2022. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the Board of Directors. There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Executive Officers and Directors

Name	Age	Position
Sadiq (Sid) Toama	40	Chief Executive Officer and Director
Erica Naidrich	48	Chief Financial Officer
Randall Miles	66	Chairman of the Board
Grant Lyon	59	Director
Thomas Ochocki	46	Director
Wendy Parker	57	Director
Martin Pompadur	87	Director
Jeffrey S. Stein	53	Director
Sabrina Yang	43	Director

Executive Officers

Sadiq (Sid) Toama

Sadiq (Sid) Toama was elected President of Troika Media Group, Inc. and joined the Company’s Board of Directors on March 21, 2022. Subsequently, Mr. Toama was elected Chief Executive Officer of the Company. Mr. Toama joined Converge in 2016. He started his career as a commercial attorney in London, representing distressed brands through product liability and crisis management events. Mr.Toama oversaw complex and international cases, advising clients on legal and commercial strategies leveraging PR and marketing extensively to contest regulatory pressures and win back consumer confidence for his clients.

Having represented the leading children’s product manufacturer, Maclaren, Mr.Toama became Maclaren’s Global Chief Executive Officer in 2011, instigating its global corporate and operational restructuring to help it rediscover its former glory days. Mr. Toama expanded Maclaren’s Brand standing, in part, by implementing multi-year licensing and product development partnerships with brands such as BMW, Gucci, Liberty, Juicy Couture, Cath Kidston, and Emirates Airlines. Mr. Toama oversaw Maclaren’s product expansion into nursery products, furniture, hard goods, toys, and accessories as well as contract manufacturing for black label brands. Mr.Toama developed extensive luxury retail experience, selling premium products directly in over sixty (60) countries and developing long term partnerships. Mr. Toama spent five (5) years leading Maclaren’s shift to a vertically integrated business bringing functions such as product development, sales, marketing, and eCommerce, as well as customer care in-house, across the United Kingdom, France, Spain, Germany, the USA, China, Japan, and Hong Kong. Mr. Toama instigated Maclaren’s move to a selective distribution model and the expansion into eCommerce which paved the way for emerging market expansion.

In 2016, Mr. Toama became the Chief Operating Officer of Converge. Mr. Toama’s primary focus has been on the digitization of the business and supporting clients to implement agile and optimized lower funnel customer acquisition solutions across their digital, in-store, and call center journeys. The drive has been to build the required infrastructure to transition the business to an outcome-based remuneration model with higher margins, which has been underwritten by an unwavering focus on Converge’s media investment measurement delivered by a robust focus on business intelligence.

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

Erica Naidrich

On May 23, 2022, Troika Media Group, Inc. appointed Erica Naidrich to serve as the Company’s Chief Financial Officer replacing Christopher Broderick, our former Chief Financial Officer. Ms. Naidrich brings substantial financial and business knowledge to Troika, with experience within public companies in corporate finance, operational management systems, and financial reporting. Ms. Naidrich joined the Troika Executive Team to oversee the Company’s global finance and enterprise functions; she reports to Sid Toama, Chief Executive Officer and President of Troika.

Prior to joining Troika Media Group, Ms. Naidrich served as Vice President of Accounting and Controller for Madison Square Garden Entertainment Corp. (“MSG”), a leader in live sports, entertainment, and programming. Prior to her role at MSG, Ms. Naidrich held multiple Controller roles within the technology, consumer goods and professional services industries, in addition to spending eight (8) years managing SEC Reporting in the private equity space. Ms. Naidrich started her career in Public Accounting for RSM and PricewaterhouseCoopers. Ms. Naidrich possesses valuable experience in Troika’s core sectors providing financial oversight of sports and entertainment, technology and media, private equity and professional services businesses.

Ms. Naidrich is a certified public accountant (currently inactive) and obtained a Certificate in Accounting in June 2003 from the University of California, San Diego - La Jolla, California. Ms. Naidrich received a Bachelor of Arts in Communications Studies from West Virginia University, Morgantown, West Virginia in August 1996.

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
Grant Lyon

On November 8, 2022, Mr. Lyon joined the Company's Board of Directors where he has a seat on the Company's Special Committee. Mr. Lyon has over thirty (30) years of experience in corporate restructuring, expert testimony and corporate governance. Mr. Lyon has served as Co-founder and managing partner of Arete Capital Partners, LLC, a special situation advisory firm, since July 2020. He previously served as founder and managing director of Atera Capital, LLC, a fiduciary and financial advisory firm, from June 2017 to June 2020. Mr. Lyon also served as managing director of KRyS Global USA, a restructuring advisory and distressed investment consulting firm, from 2014 to June 2017. Mr. Lyon has served as the financial advisor to the Government of the Commonwealth of the Bahamas. Mr. Lyon has served numerous times as a Chapter 11 Trustee, state-court receiver, chief executive officer, chief financial officer and chief restructuring officer. Mr. Lyon has testified many times in numerous jurisdictions, including bankruptcy court, federal district court and state court.

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

Wendy Parker

On April 27, 2022, Wendy Parker joined the Board of Directors as an independent Director. Since 2002, Ms. Parker has been a London, England based barrister and has been a member of Gatehouse Chambers’ Commercial, Property and Insurance Groups in London where she undertakes most areas of work within those fields. She has developed a strong practice both as an adviser and advocate and has experience appearing in the specialist commercial and property forums as well as Tribunals and the Court of Appeal.

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
Martin Pompadur

Mr. Pompadur was elected to the Board of Directors in April 2021 upon the listing on the Nasdaq Capital Market. Mr. Pompadur is a private investor, senior advisor, consultant, and Board member. Mr. Pompadur entered the media field when in 1960, he joined American Broadcasting Companies, Inc. ("ABC, Inc."). He remained at ABC, Inc. for seventeen (17) years, culminating with his becoming the youngest person ever appointed to the ABC, Inc. Board of Directors.

Mr. Pompadur is a board member of two additional public companies: Nexstar Broadcasting Group and Truli Media Group. Previously, he was a board member of many public and private companies including Imax Corporation, ABC, Inc., BSkyB, Sky Italia, Premier World, Fox Kids Europe, Metromedia International, and Elong.

Jeffrey S. Stein

On November 8, 2022, Mr. Stein joined the Company's Board of Directors where he has a seat on the Company's Special Committee. Mr. Stein is an accomplished corporate executive and director who provides the perspective of a successful investment professional with over thirty (30) years of experience in both the debt and equity asset classes. Mr. Stein is Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to public and private companies and institutional investors. Previously, Mr. Stein was a Co-Founder and Principal of Durham Asset Management LLC, a global event driven distressed debt and special situations equity asset management firm. From January 2003 through December 2009, Mr. Stein served as Co-Director of Research at Durham responsible for the identification, evaluation, and management of investments for the various Durham portfolios. Mr. Stein was a member of the Executive and Investment Committees at Durham responsible for oversight of the management company and investment funds, development and execution of the investment strategy, portfolio composition and risk management. Mr. Stein is a Certified Turnaround Professional (CTP) as designated by the Turnaround Management Association (TMA).

Mr. Stein received an M.B.A. with Honors in Finance and Accounting from New York University and a B.A. in Economics from Brandeis University.

Sabrina Yang

On April 27, 2022, Sabrina Yang joined the Company’s Board of Directors and she serves as a member of the Audit Committee. Ms. Yang is a seasoned finance executive with over seventeen (17) years of experience in accounting, financial planning, and analysis (“FP&A”), M&A advisory, and corporate finance. Since 2021, Ms. Yang has served as CFO of Final Bell Holdings, Inc. (“Final Bell”), an industry leader in providing end-to-end product development and supply chain solutions to leading cannabis brands in the United States and Canada. During her tenure at Final Bell, she has led the reverse take-over transaction process, establishing a path for Final Bell to become a publicly traded company on the Canadian Stock Exchange. In conjunction with the reverse takeover, she also integrated and managed all of Final Bell’s administrative functions, including accounting, finance, legal, HR, and IT operations.

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

Board Composition

Our amended and restated bylaws provide that the number of directors shall be fixed from time to time by our Board of Directors. Vacancies occurring on the Board of Directors may be filled by the vote or written consent of a majority of our stockholders or our directors. Eight (8) directors were serving on the board as of December 31, 2022.

Director Independence

We have reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Grant Lyon, Randall Miles, Wendy Parker, Martin Pompadur, Jeffrey S. Stein and Sabrina Yang, six (6) of our eight (8) directors are “independent directors” as defined by the Nasdaq Capital Market.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee, a Special Committee and a Nominating and Governance Committee, each of which has the composition and responsibilities described below.
Audit Committee.     The principal responsibilities of the Audit Committee are:
•appointing, compensating, and overseeing the work of any registered public accounting firm employed by us;
•resolving any disagreements between management and the auditor regarding financial reporting;
•pre-approving all auditing and non-audit services;
•retaining independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;
•seeking any information it requires from employees-all of whom are directed to cooperate with the audit committee’s requests-or external parties;
•meeting with our officers, external auditors, or outside counsel, as necessary; and
•overseeing the establishment and maintenance of management processes to assure our compliance with all applicable laws, regulations and corporate policy.

Our independent auditor is ultimately accountable to the Audit Committee. The Audit Committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent auditor.

The current members of the Audit Committee are Randall Miles, Martin Pompadur, and Sabrina Yang, with Mr. Miles serving as chair. The Board of Directors determined that each of the current Audit Committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b-3 under the Securities Exchange Act, (c) an “outside director,” as defined in Section 162(m) of the Internal Revenue Code of 1986, or the Code, and (d) financially literate. The Board also determined that each of Randall Miles, Martin Pompadur, and Sabrina Yang is an audit committee financial expert in accordance with the standards of the SEC. The Audit Committee meets quarterly and met five (5) times in the 2022 calendar year. The meetings were attended by all members.

Compensation Committee. The principal responsibilities of the Compensation Committee are to assist the Board of Directors in fulfilling its responsibilities relating to:
•compensation of our directors, executive officers and key employees;
•assisting the Board of Directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;
•overseeing the annual process of evaluation of the performance of our management; and
•performing such other duties and responsibilities as enumerated in and consistent with the Compensation Committee’s charter.

The current members of the Compensation Committee are Martin Pompadur, Wendy Parker, and Randall Miles, with Mr. Pompadur serving as chair. The Board of Directors determined that each of the current Compensation Committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b-3 under the Securities Exchange Act and (c) an “outside director,” as that term is defined in Section 162(m) of the Code.

The Compensation Committee has the sole authority to retain, oversee, and terminate any compensation consultant to be used to assist in the evaluation of executive compensation and to approve the consultant’s fees and retention terms. The Compensation Committee held five (5) meetings in the 2022 calendar year. Each of the then-serving members participated in all of the meetings of the Compensation Committee during 2022.

Compensation Committee Interlocks and Insider Participation

During 2022, none of the members of the Compensation Committee was an officer or employee of our company or any of our subsidiaries, and none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board of Directors or Compensation Committee.

Nominating and Governance Committee. The principal responsibilities of the Nominating and Governance Committee are:
•assisting the Board of Directors by identifying qualified candidates for director nominees, and to recommend to the Board of Directors the director nominees for the next annual meeting of stockholders;
•leading the Board of Directors in its annual review of its performance;
•recommending to the Board of Directors nominees for each Committee of the Board of Directors; and
•developing and recommending to the Board of Directors corporate governance guidelines applicable to us.

The current members of the Nominating and Governance Committee are Randall Miles and Martin Pompadur, with Mr. Miles serving as chair. The Board of Directors determined that each of the current Nominating and Governance Committee members is independent, as defined in the listing standards of Nasdaq.

The Nominating and Governance Committee has the sole authority to retain, oversee, and terminate any consulting or search firm to be used to identify director candidates or assist in evaluating director compensation and to approve any such firm’s fees and retention terms. The Nominating and Governance Committee held three (3) meetings in the 2022 calendar year. Each of the then-serving members participated in all of the meetings of the Nominating and Governance Committee during 2022.

Special Committee. In November 2022, the Board formed the Special Committee. The principal responsibilities of the Special Committee are:
•negotiating with the Company’s stakeholders, including Blue Torch and the holders of the Company’s Series E Preferred Stock;
•investigating past corporate transactions (including activities involving insiders);
•analyzing and pursuing claims the Company may hold;
•assessing historical intercompany claims and transfers;
•negotiating new financing facilities and agreements;
•evaluating, negotiating, and approving the Company’s entry into and consummation of strategic transaction(s);
•taking any action with respect to matters pertaining to strategic transactions in which a conflict of interests exists (or is reasonably likely to exist) between the Company and any of its equity holders, affiliates, directors, officers, or other stakeholders; and
•considering other matters as may be requested by the Company or the Board or deemed appropriate by the Committee.

The current members of the Special Committee are Grant Lyon, Randall Miles, and Jeffrey S. Stein. The Special Committee held twenty-two (22) meetings in the 2022 calendar year. The Board of Directors determined that each of the current Special Committee members is independent, as defined in the listing standards of Nasdaq.

Executive Sessions

The Company holds regularly scheduled Board of Directors meetings at which only independent directors are present, as required by Nasdaq corporate governance rules.

Code of Ethics

We have adopted a Code of Ethics for our principal executive officers, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code concerns conflicts of interest and compliance with laws, rules and regulations of federal, state and local governments, foreign governments and other appropriate private and public regulatory agencies that govern our business. A copy of our Code of Ethics is filed as an exhibit to this Amendment to the Transition Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. In 2022, the Company did not have effective processes in place to monitor the director and executive officer compliance with Section 16 of the Exchange Act. As a result a Form 3 was not timely filed upon the appointment of Grant Lyon and Jeffrey Stein to our Board of Directors. In addition, we believe that certain of our current and former directors and officers may have failed to file initial reports of ownership and/or reports of changes in ownership of our common stock with the SEC when required by Section 16(a) of the Exchange Act. We are working with outside legal counsel to determine whether and to what extent any such instances of non-compliance have occurred and to implement appropriate compliance procedures.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The primary objectives of our executive compensation program are to attract and retain the best possible executive talent, to motivate our executive officers to enhance our growth and profitability, to increase stockholder value, and to reward superior performance and contributions to the achievement of corporate objectives. The focus of our executive pay strategy is to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. Our compensation plan is designed to attract and retain the best possible talent, and we recognize that different elements of compensation are more or less valuable depending on the individual. For this reason, we offer a broad range of compensation elements. We offer our executive team salaries that are competitive with the market, executive bonuses that are in line with our corporate goals and dependent on measurable results, plus stock option awards designed to retain talent, promote a sense of company ownership, and tie corporate success to monetary rewards. Specifically, all management employed by the Company or one of its subsidiaries are entitled to participate in an equity incentive plan that will compensate management if certain financial performance and milestones are met. The Company reserves the right to increase the size of the plan as it deems necessary, at its sole discretion.

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

Relationship of Elements of Compensation

The compensation paid to our executives for the transition period ended December 31, 2022, consisted of the following components:

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

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to our executive officers and senior management and will set the terms and conditions of those bonuses and take all other actions necessary for the plan’s administration. These awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual.

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

The following provides information concerning the compensation paid to our “named executive officers” for the transition period running from July 1, 2022 through December 31, 2022 (the “2022TP” or “2022 transition period”) and the fiscal years ended June 30, 2022 and June 30, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Comp ($) (5)	Total ($)

Sadiq (Sid) Toama,	2022TP	$269,000	$—	$—	$—	$25,000	$294,000
President and CEO (1)	2022	$115,000	$—	$2,625,000	$—	$13,000	$2,753,000
	2021	N/A	N/A	N/A	N/A	N/A	N/A

Erica Naidrich,	2022TP	$200,000	$—	$—	$—	$23,600	$223,600
Chief Financial Officer (2)	2022	$44,000	$100,000	$190,000	$—	$4,000	$338,000
	2021	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Mr. Toama was elected President of the Company in March 2022 and was appointed Chief Executive Officer in May 2022. On March 22, 2022, Mr. Toama was also granted 2,500,000 Restricted Stock Units (“RSUs”) in connection with his election as President.

(2)	Ms. Naidrich was elected Chief Financial Officer of the Company in May 2022. On May 27, 2022, Ms. Naidrich was also granted 200,000 RSUs in connection with her election as Chief Financial Officer.

(3)	The amounts in this column represent the aggregate grant-date fair value of RSUs awarded to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 15. Stockholders Equity of the Notes to the Financial Statements included in the 2022 Form 10-KT for a discussion of the assumptions made in determining the grant-date fair value of the Company’s equity awards.

(4)	The amounts in this column represent the aggregate grant-date fair value of option awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 15. Stockholders Equity of the Notes to the Financial Statements included in the 2022 Form 10-KT for a discussion of the assumptions made in determining the grant-date fair value of the Company’s equity awards.

(5)	The amount reported in the "All Other Comp" column for each NEO includes:
(a) For Mr. Toama: (i) car allowance payments totaling $6,000 and $4,000 for the 2022 transition period and 2022 fiscal year, respectively; (ii) payments for the cost of reimbursable medical, dental, and other benefits totaling $14,000 and $6,000 for the 2022 transition period and 2022 fiscal year, respectively; and (iii) Company paid life insurance premiums totaling $5,000 and $3,000 for the 2022 transition period and 2022 fiscal year respectively.

(b) For Ms. Naidrich: (i) car allowance payments totaling $6,000 and $4,000,for the 2022 transition period and 2022 fiscal year, respectively; (ii) payments for the cost of reimbursable medical, dental, and other benefits totaling $17,600 for the 2022 transition period.

Employment Agreements

Sadiq (“Sid”) Toama

The Company entered into an Executive Employment Agreement (“EEA”), effective as of January 1, 2022, with Sadiq (“Sid”) Toama to serve as its President. He was later elected Chief Executive Officer of the Company on May 19, 2022. The EEA is for an initial term of five (5) years, which automatically renews for additional one (1) year periods unless either party delivers written notice to the other at least ninety (90) days’ prior to the end of a term, that the applicable term will not be extended. Notwithstanding the foregoing, the EEA provides that, on or before the third (3rd) anniversary date of the EEA, the Company may offer to extend the term for an additional period of five (5) years, which Mr. Toama may accept or reject. If the Company does not offer such extension, or if Mr. Toama rejects the extension offered by the Company, Mr. Toama may resign, and such resignation will be deemed to be with good reason (as defined in the EEA), or he may not resign, in which case the terms of the EEA will continue.

Mr. Toama’s annual base salary for the transition period ended December 31, 2022 was $500,000, Mr. Toama is entitled to receive an annual bonus, subject to bonus increases at least annually upon mutually agreed-to performance milestones, as well as discretionary bonuses. Mr. Toama also received restricted stock units (“RSUs”) for 2,500,000 shares, which shares vest one-third on the first anniversary date of the EEA and two-thirds in two (2) equal installments on the second and third anniversary dates of the EEA. Mr. Toama may participate, to the extent eligible, in all employee benefit plans and programs provided by the Company to its Senior Executives. For the transition period ended December 31, 2022, Mr. Toama also received an auto allowance of $1,000 per month and life insurance benefits of $9,135 per year.

On February 10, 2023 the Company entered into an agreement that amends the terms of Mr. Toama's EEA with the Company (the "Toama Amendment"). The Toama amendment provides that, among other things, Mr. Toama shall (i) serve as the Chief Executive Officer of the Company, (ii) have a base salary of $750,000 and a car allowance of $3,000 per month, and (iii) be eligible for an annual incentive bonus of up to 200% of his base salary based on achievement of annual Company and individual performance objectives as determined by the Compensation Committee.

If Mr. Toama’s employment is terminated by the Company other than for cause (as defined in the EEA) or by him for good reason (as defined in the EEA), he is entitled to severance in an amount equal to his then-current base salary for a minimum of twelve (12) months or, if longer, until the end of the term, plus a pro rata bonus, immediate vesting of options and stock grants, and COBRA continuation coverage under its health plans at the Company's expense for an eighteen (18) month period. Upon a termination of Mr. Toama’s employment due to death or disability, all equity awards that would have vested during the twenty-four (24) months following such termination shall immediately vest. Upon a "Change of Control" (as defined in the EEA), all of Mr. Toama’s then-unvested shares or options shall immediately vest, all performance bonuses (both current and future) shall be immediately due and payable, and if, after a Change of Control, Mr. Toama terminates his employment with the Company, he shall receive the severance benefits described above.

The EEA also provides that during his employment and, if his employment is terminated for cause (as defined in the EEA), for one (1) year following his termination date, or, if his employment is terminated for any other reason, for the longer of six (6) months or the period during which he is receiving severance payments, Mr. Toama cannot: (i) compete, directly or indirectly, anywhere in the U.S. as an employee, consultant, or director or have any financial interest in a competitive business; or (ii) hire, solicit for services, encourage the resignation of any employee or consultant (devoting more than seventy (70%) percent of consultant’s time) to a consulting business.

Further, under the terms of the Toama Amendment, Mr. Toama will be entitled to a one-time Retention Bonus upon the occurrence of a "Triggering Event" (as defined in the amendment), subject to Mr. Toama's continuous employment through the occurrence thereof. The amount of Mr. Toama's retention bonus, if any, will be, $2,250,000 if the Triggering Event is a "Change of Control", or, $1,500,000 if the Triggering Event is a "Financing Transaction" (each as defined in the amendment). In addition, if no Change of Control or Financing Transaction has been consummated by February 10, 2024, or if Mr. Toama's employment is terminated by the Company other than for cause (as defined in the EEA) or he resigns for good reason (as defined in the EEA) prior to a Triggering Event, the retention bonus, if paid, will be in lieu of Mr. Toama's annual bonus for the 2023 fiscal year.

Erica Naidrich

The Company entered into an EEA, effective as of May 23, 2022, with Erica Naidrich to serve as its Chief Financial Officer. The EEA is for an initial term of three (3) years, which automatically renews for additional one (1) year periods unless either party delivers written notice to the other at least sixty (60) days prior to the end of a term, that the applicable term will not be extended.

Ms. Naidrich's annual base salary for the transition period ended December 31, 2022 was $400,000. She also received a one-time signing bonus of $100,000 on June 30, 2022. She is also eligible for discretionary bonuses as determined by the Compensation Committee and an annual bonus of thirty (30%) percent of her base salary subject to meeting the specified performance objectives of such bonus, and her continued employment at the time payment is due. Ms. Naidrich was granted 200,000 RSUs, which vest over three (3) years. She may participate, to the extent eligible, at a level commensurate with her position, in all employee benefit programs of the Company. She also receives an auto allowance of $1,000 per month.

On February 13, 2023 the Company entered an agreement that amends the terms of Ms. Naidrich's EEA with the Company (the “Naidrich Amendment”). The Naidrich Amendment provides that, among other things, Ms. Naidrich shall (i) receive a base salary of $450,000 and a car allowance of $3,000 per month, (ii) be entitled to annual reimbursement of $5,481 for life insurance, and (iii) be eligible for an annual incentive bonus of up to 100% of her base salary based on achievement of annual Company and individual performance objectives as determined by the Compensation Committee.

If Ms. Naidrich’s employment is terminated by the Company other than for cause (as defined in the EEA) or by her for good reason (as defined in the EEA), she is entitled to severance in an amount equal to six (6) months of her then-current base salary, a pro rata bonus for the year of her termination, immediate vesting of any equity awards, and COBRA continuation coverage under its health plans at the Company's expense for a thirty (30) day period. Upon a termination of Ms. Naidrich’s employment due to her death or disability, all equity awards that would have vested during the twelve (12) months following such termination shall immediately vest.

Ms. Naidrich's EEA provides that during the term of employment and for three (3) months after termination, Ms. Naidrich shall not compete with the Company nor solicit employees of the Company.

Further, under the terms of the Naidrich Amendment, Ms. Naidrich will be entitled to a one-time Retention Bonus upon the occurrence of a "Triggering Event" (as defined in the amendment), subject to Ms. Naidrich's continuous employment through the occurrence thereof. The amount of Ms. Naidrich's retention bonus, if any, will be, $900,000, if the Triggering Event is a "Change of Control," or, $450,000 if the Triggering Event is a "Financing Transaction" (each as defined in the EEA). In addition, if no Change of Control or Financing Transaction has been consummated by February 10, 2024, or if Ms. Naidrich's employment is terminated by the Company other than for cause (as defined in the EEA) or she resigns for good reason (as defined in the EEA) prior to a Triggering Event, the retention bonus, if paid, will be in lieu of Mr. Naidrich's annual bonus for the 2023 fiscal year.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Sadiq (Sid) Toama[1]	3/21/2022	—	—	—	—	2,500,000	$300,000
Erica Naidrich[2]	5/23/2022	—	—	—	—	200,000	$24,000

(1) Granted under the Company’s equity plan, Mr. Toama’s awards consist of 2,500,000 RSUs granted on March, 31, 2022, which vest in three (3) equal annual installments, beginning on March 31, 2023.

(2) Granted under the Company’s equity plan, Ms. Naidrich’s awards consist of
200,000 RSUs granted on May, 27, 2022, which vest 25.0% on April 1, 2023, 37.5% on April 1, 2024 and 37.5% on April 1, 2025.

(3) Determined by multiplying the $0.12 closing price of the Company’s common stock on December 31, 2022 by the number of shares of common stock underlying the RSUs.

For information regarding the vesting acceleration provisions applicable to the equity awards held by our named executive officers, please see “Employment Agreements” above.

Pension Benefits

Each of Troika Media Group Inc., Converge Direct, LLC, and Mission-Media USA, Inc., has a 401(k) benefit plan. We currently do not make any matching contributions to any of the foregoing retirement plans and did not make any matching contributions with respect to the 2022 plan year.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Director Compensation

Our director compensation program is intended to enhance our ability to attract, retain, and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of the common stock. The Board of Directors reviews director compensation annually based on recommendations by the Nominating and Governance Committee. The Nominating and Governance Committee has the sole authority to engage a consulting firm to evaluate director compensation.

Under our non-employee director compensation program, each non-employee director is eligible to receive compensation for Board and Committee service consisting of annual cash retainers and equity awards. Directors also may be paid for serving on ad hoc committees of the Board of Directors. Sadiq Toama, our Chief Executive Officer, does not receive any additional compensation for his service as a director. Mr. Toama's total compensation can be found under "Executive Compensation" above.

Under our non-employee director compensation program, in 2022 our non-employee directors were eligible to receive the following annual cash compensation for their service on the Board of Directors and the Board’s standing committees:

Position	Annual Cash Retainer
Chairman of the Board	$300,000
Member(s) of Special Committee	$480,000
Wendy Parker	$60,000
All other directors	$30,000
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

The following table shows the total compensation for non-employee directors during the transition period ended December 31, 2022:

Name	Year	Fees Earned or Paid in Cash($)	Option Awards($)	Stock Awards($)	Total($)
Grant Lyon	2022TP	$69,000	$—	$—	$69,000
Randall Miles	2022TP	$137,500	$564,000	$—	$701,500
Thomas Ochocki	2022TP	$—	$—	$—	$—
Martin Pompadur	2022TP	$15,000	$—	$—	$15,000
Jeffrey S. Stein	2022TP	$69,000	$—	$—	$69,000
Wendy Parker	2022TP	$30,000	$—	$37,000	$67,000
Sabrina Yang	2022TP	$15,000	$—	$37,000	$52,000
John Belniak+	2022TP	$7,500	$—	$—	$7,500

+ Denotes former director
Limitation of Officers’ and Directors’ Liability and Indemnification

Nevada Revised Statutes (“NRS”) 78.7502(1) provides that a corporation may indemnify, pursuant to the provisions of that statute, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit or proceeding if the person (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. NRS 78.7502(2) provides that a corporation may indemnify, pursuant to the provisions of that statute, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the person in connection with the defense or settlement of the action or suit if the person (a) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation. To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any such action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he or she had reasonable cause to believe that the conduct was unlawful. Indemnification made pursuant to NRS 78.7502 may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

NRS 78.7502(3) provides that any discretionary indemnification pursuant to NRS 78.7502 (unless ordered by a court or advanced pursuant to NRS 78.751(2)), may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made (i) by the stockholders; (ii) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding; (iii) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion; or (iv) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion. NRS 78.751(2) provides that unless otherwise restricted by the corporation’s articles of incorporation or bylaws, or an agreement made by the corporation, the corporation may pay the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the corporation.

Our amended and restated articles of incorporation provide that our directors or officers shall not be personally liable to us or our stockholders for monetary damages for breach of such director’s or officer’s fiduciary duty, except for liability (i) for any breach of the duty of loyalty to our company or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the officer or director derived any improper personal benefit. Our amended and restated articles of incorporation and our amended and restated bylaws provide for the indemnification of any of our directors and officers who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or officer of the our company, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, subject to certain express limitations and conditions. We believe that these provisions in our articles of incorporation and bylaws, as amended, are necessary to attract and retain qualified persons as directors and officers.

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
Compensation Committee Interlocks and Insider Participants. Randall Miles, Wendy Parker, and Martin Pompadur, independent directors, served as members of the Compensation Committee for the transition period ended December 31, 2022. Neither had any interlocking relationship and there was no inside participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table sets forth the number of outstanding shares of common stock beneficially owned, and the percentage of the class beneficially owned, as of December 31, 2022, by:

•each named executive officer included in "Executive Compensation- Summary Compensation Table";
•each current director; and
•all of our current executive officers and directors, as a group.

We have based our calculations of the percentage of beneficial ownership on 139,302,225 shares of our common stock. The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power.

	Shares of Common Stock
Names of Beneficial Owners	Number	%
Peter Coates+	10,597,996	7.6%
Thomas Marianacci+ (1)	7,020,000	5.0%
Thomas Ochocki (2)	3,404,001	2.4%
Sadiq (Sid) Toama (3)	1,970,000	1.4%
Randall Miles (4)	416,667	*
Martin Pompadur (5)	70,000	*
Sabrina Yang (6)	—	*
Wendy Parker (6)	—	*
Grant Lyon	—	*
Jeffrey S. Stein	—	*
Erica Naidrich (7)	—	*

All Officers and Directors as a Group	23,478,664	16.9%

* Less than one (1%) of the issued and outstanding shares of common stock.
+ Denotes a five (5%) percent or greater stockholder of the Company.

(1) Of these shares, ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement under the Converge Acquisition. Does not include 1,000,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025 pursuant to the Executive Employment Agreement.

(2) These shares include common stock held by Mr. Ochocki, Union Investment Management, and Union Eight Ltd, affiliates of Mr. Ochocki.

(3) Of these shares ten (10%) percent are held in escrow until March 21, 2023, under the terms of an escrow agreement under the Converge Acquisition. Does not include 2,500,000 RSUs which vest in three (3) equal installments on March 21, 2023, 2024, and 2025 pursuant to the Executive Employment Agreement.

(4) 2,000,000 options vesting monthly over thirty-six (36) months.

(5) Mr. Pompadur was granted 20,000 warrants to purchase common stock of the Company which vested nine (9) months from the date of issuance upon his joining the Board of Directors, exercisable for five (5) years at $0.75 per share; and 50,000 shares were issued upon conversion of RSUs.

(6) Ms. Yang and Ms. Parker were each issued 50,000 RSUs on August 1, 2022, which will vest on August 1, 2023.

(7) Ms. Naidrich was granted 200,000 RSUs on May 27, 2022, which will vest 25% on April 1, 2023, and in two (2) equal installments of 37.5% on April 1, 2024 and April 1, 2025.

Item 13. Certain Relationships and Related Person Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the six months ended December 31, 2022 with our directors, executive officers and beneficial owners of more than five (5%) percent of our voting securities and their affiliates.

See “Executive Compensation” for the terms and conditions of employment agreements and senior management consulting agreements and options and warrants issued to officers, directors, consultants, and senior management of the Company.

Converge Direct, LLC Acquisition

Certain terms of the Converge Acquisition resulted in amounts remaining to be paid to the Converge Sellers. At the time of the Acquisition the Company owed to Converge Sellers (i) an approximate $4.34 million payment under the terms of the Membership Interest Purchase Agreement dated as of November 22, 2021 (“MIPA”) on account of excess working capital retained by the Company and (ii) a $5.0 million payment pursuant to a side letter agreement, dated as of March 9, 2022 (the “Side Letter”), by the Borrower and Converge Direct, LLC which specified that $5.0 million of the purchase price will be retained by the Company for working capital and be repaid twelve (12) months from the Acquisition date.

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc, ("TMH or Seller"), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Union Ventures Limited (“UVL”), a company organized under the 2006 Companies Act in the United Kingdom (“Buyer”). UVL is a company owned by Union Investments Management Limited which is shareholder and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. Per the agreement, the Buyer shall purchase from Sellers, all of Sellers' right, title, and interest in and to Sellers' respective Mission UK Shares, including any and all liabilities and assets on an as is basis (the "Mission UK Shares") in Mission-Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales ("Mission UK"). As consideration for all the Mission UK Shares, Buyer shall pay Sellers an aggregate purchase price, of $1,000 USD.

Media Resource Group

Mr. Tom Marianacci, who is the Head of Demand Solutions of the Company and one of the Converge sellers, currently holds more than 5% of the Company’s equity. Mr. Marianacci serves as an owner and executive director of Media Resource Group (“MRG”) company that entered into a service agreement with the Company, dated January 1st, 1997, under which MRG agreed to provide certain media services to the Company. The Company paid approximately $0.8 million to MRG for the six months ended December 31, 2022.

Policy for Approval of Related Person Transactions

Pursuant to the charter of our audit committee, the audit committee is responsible for reviewing and approving in advance, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:
•our executive officers;
•our directors;
•the beneficial owners of more than five (5%) percent of our securities;
•the immediate family members of any of the foregoing persons; and
•any other persons whom our Board of Directors determines may be considered related persons.

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

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by RBSM, our current independent auditor, for professional services rendered for the transition period ended December 31, 2022 and the fiscal years ended June 30, 2022 and 2021.

	Six Months Ended	Year Ended
	December 31,	June 30,
	2022	2022	2021
Audit Fees (1)	$347,350	$460,000	$360,000
Audit Related Fees (2)	—	520,000	—
Tax Fees (3)	—	—	—
All Other Fees	—	—	150,000
Total Fees	$347,350	$980,000	$510,000

(1)	Includes services relating to the audit of annual consolidated financial statements, review of quarterly consolidated financial statements, statutory audits, comfort letters, and consents and review of documentation filed with SEC-registered and other securities offerings.
(2)	Includes services related to assistance with general accounting matters, work performed on acquisitions and divestitures, employee benefit plan audits, and assistance with statutory audit matters.
(3)	Includes services for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The audit committee approves in advance all audit and non-audit services performed by the independent registered public accounting firm. There are no other specific policies or procedures relating to the pre-approval of services performed by the independent registered public accounting firm.

(a)    Exhibits
The following Exhibits are filed with this Report Amendment No. 1 to Form 10-K/T or incorporated by reference:

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

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (5)

10.4	Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. (7)

10.5	Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo. (2)

10.6	Executive Employment Agreement dated January 1, 2022 by and between Troika Media Group, Inc. and Sadiq (“Sid”) Toama, as amended on February 13, 2023. (18)

10.7	Executive Employment Agreement dated May 23, 2022 by and between Troika Media Group, Inc. and Erica Naidrich, as amended on February 13, 2023. (18)

10.8	Executive Employment Agreement by and between Troika Media Group Inc. and Thomas Marianacci. (16)

10.9	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (6)

10.10	Confidential Separation and Waiver and Release Agreement by and between Troika Media Group Inc. and Kyle Hill. (14)

10.11	Separation Agreement dated as of May 19, 2022 by and between Troika Media Group and Robert Machinist. (13)

10.12	Separation Agreement dated as of June 8, 2022 by and between Troika Media Group and Christopher Broderick. (16)

10.13	Separation Agreement dated as of October 26, 2022 by and between Troika Media Group, Inc. and Andrew Bressman. (17)

10.14	2015 Employee, Director and Consultant Equity Incentive Plan. (5)

10.15	2021 Employee, Director & Consultant Equity Incentive Plan. (8)

10.16	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. (6)

10.17	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (6)

10.18	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (5)

10.19	Office Lease dated April 22, 2021, for 9-23 Fitzroy Street, London, WC2 UK. (16)

10.20	Office Lease dated April 19, 2019 for 25 W 39th Street, New York, New York 10018. (5)

10.21	Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC. (7)

10.22	Form of Lock-Up Agreement. (7)

14.1	Corporate Code of Conduct. (5)

21.1**	Subsidiaries of the Registrant.

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Troika’s Form 10-K Report for the year ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
_____________

*	Filed herewith
**	Included in Part IV in our Transition Report on Form 10-K for the transition period ended December 31, 2022, filed with the SEC on March 7, 2023.
^	Furnished herewith pursuant to item 601(b) of Regulation S-K

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 2, 2015
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on June 20, 2017
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 18, 2017
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on July 6, 2018
(5)	Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on August 1, 2019
(6)	Incorporated by reference to the Registrant’s Registration Statement No. 333-254889 filed on March 31, 2021, as amended on April 8, 2021
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2021
(8)	Incorporated by reference to the Registrant’s Schedule 14C Information Statement filed on January 6, 2022
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on February 24, 2022
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on March 18, 2022
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on March 24, 2022
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 27, 2022
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2022
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 13, 2022
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on September 27, 2022
(16)	Incorporated by reference to the Registrant’s Form 10-K filed on September 28, 2022, as amended on November 22, 2022
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 14, 2022
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2023
(b)	Financial Statement Schedules

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

Signature	Title	Date

/s/ Sid Toama
Sid Toama	President and Chief Executive Officer	April 14, 2023
(Principal Executive Officer)

/s/ Erica Naidrich
Erica Naidrich	Chief Financial Officer	April 14, 2023
(Principal Financial and Accounting Officer)

/s/ Randall Miles
Randall Miles	Chairman of the Board	April 14, 2023

/s/ Thomas Ochocki
Thomas Ochocki	Director	April 14, 2023

/s/ Sabrina Yang
Sabrina Yang	Director	April 14, 2023

/s/ Wendy Parker
Wendy Parker	Director	April 14, 2023

/s/ Martin Pompadur
Martin Pompadur	Director	April 14, 2023

/s/ Grant Lyon
Grant Lyon	Director	April 14, 2023

/s/ Jeffrey S. Stein
Jeffrey S. Stein	Director	April 14, 2023