Form 10-KT/A
period 2022-12-31
Troika Media Group, Inc.
filed 2023-05-15
CIK 1021096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KT/A

(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KT/A (this "Amendment") amends the Transition Report on Form 10-KT (the "2022 Form 10-KT") of Troika Media Group Inc., which together with its subsidiaries, is referred to in this document as "we", "our", "us", or the "Company", for the transition period from July 1, 2022, through December 31, 2022 (the "Transition Period"), as filed with the Securities and Exchange Commission (the "SEC") on March 7, 2023 and as amended by Amendment No. 1 to Form 10-KT/A filed with the SEC on April 14, 2023 (the "2022 Form 10-KT"). We are filing this Amendment to amend (i) Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations), (ii) Note 14 (Related Party), (iii) Note 15 (Stockholders Equity) and (iv) Note 18 (Subsequent Events). In addition, the Exhibit Index in Item 15 of Part IV of the 2022 Form 10-KT is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and 906 of the Sarbanes-Oxley Act of 2022 are filed as exhibits to this Amendment. Except as described above, no other changes have been made to the 2022 Form 10-KT. The 2022 Form 10-KT continues to speak as of the date of the 2022 Form 10-KT, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-KT other than as expressly indicated in this Amendment.

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
As of April 10, 2023, 402,389,013 shares of common stock were issued and outstanding, which were held of record by approximately 450 shareholders.
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

The results of operations for the six months ended December 31, 2022, have been significantly impacted by the Converge Acquisition and the company-wide restructuring program. All financial results herein for the six months ended December 31, 2022, include the results of operations of Converge, which was acquired on March 22, 2022. See Note 3 and Note 5 to the consolidated financial statements included in Item 8. of this Transition Report on Form 10-K/T for more information.

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

Other revenue decreased $7.7 million, or 50.4%, to $7.6 million, primarily attributable to the company-wide restructuring program. The Company has shifted towards scalable performance-based revenues and business consulting engagements and away from project-based unscalable revenues. See Note 5 to the consolidated financial statements included in Item 8. of this Transition Report on Form 10-K/T for more information on the Company's restructuring program.
Cost of revenue

For the six months ended December 31, 2022, cost of revenue increased by $153.8 million, or 1827%, to $162.3 million, as compared with the prior period. The increase is primarily attributable to the direct correlation with the increase in revenue as well as the increase in customer acquisition and retention costs.
Gross margin

For the six months ended December 31, 2022, gross margin increased $18.7 million, or 271%, to $25.7 million, as compared with the prior year period. This increase was primarily due to the increase in revenues partially offset by the increase in cost of revenues related to the Converge Acquisition as discussed above. For the six months ended December 31, 2022, gross margin as a percentage of revenues decreased from 45% to 14% as compared to the prior year period. The decrease was a result of a change in revenue stream mix due to the complement of the Converge entities. See Note 5 to the consolidated financial statements included in item 8 of this transition report on Form 10-K/T for more information.

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

Employee related costs increased due to the addition of the 80 plus headcount acquired with Converge, which added $5.8 million. This increase was offset by the reduction in salaries and other employee related costs as a result of the Company's restructuring efforts. The combined employee related costs from non-Converge entities totaled $10.4 million during the six months ended December 31, 2022, which was a 5% decrease as compared to the prior year period. The severance costs relating to the termination of employees is recorded in restructuring and other related charges. See Note 5 to the consolidated financial statements included in item 8 of this transition report on Form 10-K/T for more information.

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

Restructuring and other related charges

For the six months ended December 31, 2022, the Company recorded $6.9 million of restructuring charges related to the discontinuation of certain subsidiary operations. These restructuring charges were comprised of approximately $3.0 million related to excess facilities, $1.5 million of professional fees, $1.2 million of employee severance and other related benefit costs, $0.9 million of other exit costs (related to balance sheet write-offs), and $0.4 million related to the sale of Mission-Media Holdings Ltd. There were no such amounts recorded in the prior year. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K/T for more information.

Impairments and other losses (gains), net

For the six months ended December 31, 2022, the Company recorded approximately $11.1 million in net impairment losses. The charges comprised of goodwill impairments totaling $9.8 million, and impairment of intangible assets of approximately $1.2 million. The goodwill impairment consisted of $6.9 million of goodwill impairment charges related to the discontinuation of Mission Culture LLC (Delaware) and $2.9 million of goodwill impairment charges related to the discontinuation of Troika Design Group, Inc. (California). See Note 3, Note 5, and Note 10 to the Consolidated Financial Statements included in Item 8 of this Transition Report on Form 10-K/T for more information.

Troika management considered the guidance in ASC 350-20-45-2 that states the aggregate amount of goodwill impairment losses should be presented as a separate line item on the income statement within continuing operations unless a goodwill impairment is associated with a discontinued operation. Since we did not present discontinued operations, we determined that presenting goodwill impairment as a separate line on our statement of operations within continuing operations was appropriate.

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
At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to 1,929,439 shares of Common Stock, subject to adjustment. The number was adjusted to 4,429,439 of common shares effective December 9, 2022. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

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
New York, NY
March 7, 2023, except for Note 18, as to which the date is May 15,2023 PCAOB ID Number 587

Please do not delete the table as it used for linking on the Report of Independent Registered Public Accounting Firm and keep XBRL disabled for this section
Auditor Name	RBSM LLP
Auditor Firm ID	587

Troika Media Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2022	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,403,797	$32,673,801	$12,066,000
Accounts receivable, net	6,487,031	9,421,497	1,327,000
Prepaid expenses and other current assets	1,388,084	1,289,183	671,000
Contract assets	4,314,268	23,586,036	—
Total current assets	40,593,180	66,970,517	14,064,000
Other assets	702,750	2,124,832	626,000
Property and equipment, net	618,699	589,205	343,000
Right-of-use lease assets, net	3,029,785	8,965,426	6,887,000
Amortizable intangible assets, net	64,761,111	70,306,005	2,603,000
Goodwill	45,518,505	55,349,535	19,368,000
Total assets	$155,224,030	$204,305,520	$43,891,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,270,063	$15,298,068	$2,362,000
Accrued and other current liabilities	7,434,095	5,478,865	6,001,000
Accrued billable expenses	7,810,126	23,170,683	—
Acquisition liabilities	9,293,402	9,108,504	—
Current portion of long-term debt, net of deferred financing costs	1,551,211	1,538,220	—
Convertible notes payable	60,006	50,000	50,000
Note payable - related party, current	30,000	100,000	200,000
Net related party payables, current	—	—	41,000
Contract liabilities	6,209,442	11,321,159	5,973,000
Operating lease liabilities, current	1,506,534	2,682,457	3,344,000
Taxes payable, net	58,242	689,882	62,000
Derivative liabilities- financing warrants	—	30,215,221	13,000
Contingent liability	3,385,000	3,615,000	—
Restructuring liabilities	897,859	—	—
Stimulus loan program, current	—	—	22,000
Total current liabilities	52,505,980	103,268,059	18,068,000
Long-term liabilities:
Long-term debt, net of deferred financing costs	64,833,844	65,581,203	—
Operating lease liabilities, non-current	7,192,662	8,994,073	5,835,000
Preferred stock liability	—	15,996,537	—
Stimulus loan program, non-current		—	547,000
Other liabilities	212,432	74,909	703,000
Total liabilities	$124,744,918	$193,914,781	$25,153,000
Commitment and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value: 15,000,000 shares authorized	—	—	—
Series A Preferred Stock ($0.01 par value: 5,000,000 shares authorized; issued and outstanding 0, 0, and 720,000 shares as of December 31, 2022 and June 30, 2022 and 2021, respectively)	—	—	7,000
Series B Convertible Preferred Stock ($0.01 par value: 3,000,000 shares authorized; issued and outstanding 0, 0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series C Convertible Preferred Stock ($0.01 par value: 1,200,000 shares authorized; issued and outstanding 0, 0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series D Convertible Preferred Stock ($0.01 par value: 2,500,000 shares authorized; issued and outstanding 0,0, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	—	—	—
Series E Convertible Preferred Stock ($0.01 par value: 500,000 shares authorized; issued and outstanding 310,793, 500,000, and 0 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively); redemption amount and liquidation preference $31.1 million, $50.0 million, and $0 as of December 31, 2022 and June 30, 2022, and 2021, respectively	3,107	8,000	—
Common stock, ($0.001 par value: 800,000,000 shares authorized; issued and outstanding 139,302,225, 64,209,616, and 39,496,588 shares as of December 31, 2022 and June 30, 2022, and 2021, respectively)	139,302	43,660	40,000
Additional paid-in-capital	265,673,246	236,876,523	204,788,000
Stock payable	—	—	1,210,000
Accumulated deficit	(235,336,543)	(225,582,006)	(186,889,000)
Accumulated other comprehensive loss	—	(955,438)	(418,000)
Total stockholders’ equity	$30,479,112	$10,390,739	$18,738,000
Total liabilities and stockholders’ equity	$155,224,030	$204,305,520	$43,891,000

The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Six Months Ended	For the Year Ended
	December 31, 2022	June 30, 2022	June 30, 2021

Revenue	$187,910,491	$116,409,703	$16,192,000
Cost of revenue	162,250,051	88,127,498	7,504,000
Gross margin	25,660,440	28,282,205	8,688,000
Operating expenses:
Selling, general and administrative expenses	22,658,206	45,271,857	25,372,000
Depreciation and amortization	4,423,831	3,097,780	2,299,000
Restructuring and other related charges	6,868,066	5,590,932	—
Impairment and other losses (gains), net	11,066,341	7,708,677	(3,142,000)
Total operating expenses	45,016,444	61,669,246	24,529,000
Operating loss	(19,356,004)	(33,387,041)	(15,841,000)
Other income (expense):
Amortization expense of note payable discount	—	—	(409,000)
Loss contingency on equity issuance	(3,385,000)	(3,615,000)	—
Interest expense	(6,174,849)	(2,943,367)	(7,000)
Foreign exchange loss	(944,417)	(30,215)	(48,000)
Gain on change in fair value of derivative liabilities	20,004,367	638,622	72,000
Net gain on sale of subsidiary	82,894	—	—
Other income, net	212,386	679,920	452,000
Total other income (expense)	9,795,381	(5,270,040)	60,000
Loss from operations before income taxes	(9,560,623)	(38,657,081)	(15,781,000)
Income tax expense	(19,122)	(35,925)	(216,000)
Net loss	$(9,579,745)	$(38,693,006)	$(15,997,000)
Foreign currency translation adjustment	955,438	(537,438)	(671,000)
Comprehensive loss	$(8,624,307)	$(39,230,444)	$(16,668,000)
Loss per share:
Basic	$(0.12)	$(0.79)	$(1.03)
Diluted	$(0.12)	$(0.79)	$(1.03)
Weighted-average number of common shares outstanding:
Basic	78,420,414	49,225,698	15,544,032
Diluted	78,420,414	49,225,698	15,544,032
The accompanying notes are an integral part of these consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	Preferred Stock - Series A	Preferred Stock - Series B	Preferred Stock - Series C	Preferred Stock - Series D	Preferred Stock - Series E	Common Stock	Additional Paid In Capital	Stock Payable	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Equity
	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.01 Par Value	$0.001 Par Value
	Amount	Amount	Amount	Amount	Capital	Amount
BALANCE — June 30, 2020	$7,000	$25,000	$9,000	$20,000	$—	$16,000	$176,262,000	$1,300,000	$(170,892,000)	$253,000	$7,000,000
Net loss	—	—	—	—	—	—	—	—	(15,997,000)	—	(15,997,000)
Sale of common stock in initial public offering, gross	—	—	—	—	—	6,000	23,994,000	—	—	—	24,000,000
Offering costs relating to initial public offering	—	—	—	—	—	—	(3,298,000)	—	—	—	(3,298,000)
Record stock payable relating to Redeeem acquisition	—	—	—	—	—	—	—	1,210,000	—	—	1,210,000
Record vested portion of deferred compensation relating to Redeeem	—	—	—	—	—	—	362,000	—	—	—	362,000
Conversion of preferred stock – series B upon up-listing	—	(25,000)	—	—	—	1,000	24,000	—	—	—	—
Conversion of preferred stock – series C upon up-listing	—	—	(9,000)	—	—	12,000	147,000	—	—	—	150,000
Conversion of preferred stock – series D upon up-listing	—	—	—	(20,000)	—	5,000	15,000	—	—	—	—
Cashless issuance of common stock related to convertible notes payables	—	—	—	—	—	1,000	1,749,000	—	—	—	1,750,000
Stock-based compensation on options	—	—	—	—	—	—	881,000	—	—	—	881,000
Stock-based compensation on warrants	—	—	—	—	—	—	3,176,000	—	—	—	3,176,000
Beneficial conversion features on convertible promissory notes	—	—	—	—	—	—	144,000	—	—	—	144,000
Retirement of common stock	—	—	—	—	—	(3,000)	3,000	—	—	—	—
Issuance of common stock related to stock payable	—	—	—	—	—	2,000	1,298,000	(1,300,000)	—	—	—
Warrants granted for convertible promissory notes	—	—	—	—	—	—	12,000	—	—	—	12,000
Imputed interest on convertible note payable	—	—	—	—	—	—	19,000	—	—	—	19,000
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(671,000)	(671,000)
BALANCE — June 30, 2021	7,000	—	—	—	—	40,000	204,788,000	1,210,000	(186,889,000)	(418,000)	18,738,000

Net loss	—	—	—	—	—	—	—	—	(38,693,006)	—	(38,693,006)
Issuance of common stock related to Redeeem acquisition	—	—	—	—	—	—	1,210,000	(1,210,000)	—	—	—
Issuance of common stock related to Converge Acquisition	—	—	—	—	—	—	14,875,000	—	—	—	14,875,000
Issuance of common stock to employee	—	—	—	—	—	—	104,000	—	—	—	104,000
Issuance of common stock to contractors	—	—	—	—	—	—	40,000	—	—	—	40,000
Record vested portion of deferred compensation relating to Redeeem, net of forfeiture	—	—	—	—	—	3,660	3,011,389	—	—	—	3,015,049
Issuance of preferred stock for PIPE	—	—	—	—	8,000	—	(5,000)	—	—	—	3,000
Stock-based compensation	—	—	—	—	—	—	13,292,534	—	—	—	13,292,534
Redemption of preferred stock - Series A	(7,000)	—	—	—	—	—	(439,400)	—	—	—	(446,400)
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	(537,438)	(537,438)
BALANCE — June 30, 2022	—	—	—	—	8,000	43,660	236,876,523	—	(225,582,006)	(955,438)	10,390,739
Net loss	—	—	—	—	—	—	—	—	(9,579,745)	—	(9,579,745)
Stock-based compensation	—	—	—	—	—	1,533	2,680,081	—	—	—	2,681,614
Reclassification of foreign currency translation loss	—	—	—	—	—		—	—	—	955,438	955,438
Cumulative adjustment upon adoption of ASU 2016-13	—	—	—	—	—		—	—	(174,792)	—	(174,792)
Reclassification of derivative liabilities - financing warrants to additional paid-in-capital	—	—	—	—	—	—	10,210,855	—	—	—	10,210,855
Reclassification of preferred stock liability to equity	—	—	—	—	—	—	15,905,787	—	—	—	15,905,787
Conversion of preferred shares to common shares	—	—	—	—	(4,893)	94,109	—	—	—	—	89,216
BALANCE — December 31, 2022	$—	$—	$—	$—	$3,107	$139,302	$265,673,246	$—	$(235,336,543)	$—	$30,479,112

The accompanying notes are an integral part of the consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended	Twelve months ended
	December 31, 2022	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,579,745)	$(38,693,006)	$(15,997,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109,248	146,890	131,000
Amortization of intangibles	4,314,583	2,950,889	2,168,000
Amortization of right-of-use assets	888,346	783,752	1,112,000
Accretion of fair value liability	184,898	—	—
Amortization of deferred financing costs	1,178,132	791,292	—
Impairment and other losses (gains)	11,066,341	7,708,677	(3,142,000)
Stock-based compensation	2,681,614	16,307,583	4,419,000
Common stock issuances	—	80,800	—
Gain on sale of Subsidiary	(82,894)	—	—
Warrants related to financing of convertible note payable	—	—	12,000
Imputed interest for note payable	—	—	19,000
Gain on change in fair value of derivative liabilities	(20,004,367)	(638,622)	(72,000)
Discount on derivative liability	—	—	85,000
Provision (reversal) for bad debt	354,049	(124,058)	(260,000)
Preferred shares converted to common stock	—	—	150,000
Beneficial conversion features on convertible promissory notes	—	—	144,000
Tax provision on income	—	—	216,000
Loss on early termination of lease	202,150	—	—
Loss contingency on equity issuance	3,385,000	3,615,000	—
Change in operating assets and liabilities:
Contract assets	18,535,990	—	—
Accounts receivable	2,107,272	13,360,992	(226,000)
Prepaid expenses	(197,018)	(526,186)	(527,000)
Accounts payable and accrued expenses	(13,836,260)	8,622,568	1,246,000
Other assets	1,123,308	(24,234,556)	3,000
Operating lease liability	(932,014)	(3,123,381)	(919,000)
Due to related parties	—	828,249	41,000
Restructuring liabilities	3,655,168	—	—
Other long-term liabilities	172,764	(624,103)	477,000
Contract liabilities	(3,190,021)	5,663,946	2,376,000
Contract liabilities to government grant	—	—	1,706,000
Net cash provided by (used in) operating activities	2,136,544	(7,103,274)	(6,838,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Converge	—	(82,730,000)	—
Net cash paid for acquisition of Redeeem	—	—	(1,376,000)
Net cash paid for disposal of Mission UK	(613,535)	—	—
Purchase of property and equipment	(195,513)	(163,824)	(158,000)
Net cash used in investing activities	(809,048)	(82,893,824)	(1,534,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loan, net of debt issuance cost	—	69,717,960	—
Payments made for loss contingency	(3,615,000)	—	—
Proceeds from the issuance of preferred stock, net of offering costs	—	44,405,000	—
Proceeds from initial public offering, net of offering costs	—	—	20,702,000
Proceeds from stimulus loan programs	—	—	569,000
Principal payments made for bank loan	(1,912,500)	(956,250)	—
Payments to note payable of related party	(70,000)	(100,000)	(2,479,000)
Payments made for the redemption of Series E preferred stock	—	(446,400)	—
Proceeds from convertible note payable	—	—	500,000
Payments to convertible note payable	—	—	(135,000)
Net cash provided by (used in) financing activities	(5,597,500)	112,620,310	19,157,000

Effect of exchange rate on cash	—	(2,015,411)	(425,000)

Net (decrease) increase in cash, cash equivalents	(4,270,004)	20,607,801	10,360,000
CASH AND CASH EQUIVALENTS — beginning of year	32,673,801	12,066,000	1,706,000
CASH AND CASH EQUIVALENTS — end of year	$28,403,797	$32,673,801	$12,066,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest expense	$4,738,360	$1,998,958	$—
Noncash investing and financing activities:
Preferred shares liability reclassified to equity	$15,997,000	$—	$54,000
Shares to be issued for Converge acquisition	$—	$14,875,000	$—
Shares to be issued for Redeeem acquisition	$—	$—	$1,210,000
Issuance of common stock related to convertible note payable	$—	$—	$1,750,000
Issuance of common stock related to stock payable	$—	$—	$1,300,000
Right-of-use assets acquired through operating leases	$—	$—	$2,642,000
Derivative liabilities - financing warrants reclassified into equity	$10,210,855	$—	$—
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

Redeeem Disposition

During fourth quarter of fiscal year 2022, the Company wound down operations of Redeeem, LLC and on June 7, 2022, Mr. Kyle Hill, the seller of Redeeem, entered into a separation agreement with the Company (“Separation Agreement”). The terms of the Separation Agreement provided that the compensation for the Redeeem purchase would be modified and Hill would forfeit 1,231,967 of the 3,623,433 shares placed in escrow. The remaining escrow balance of 1,231,968 shares at June 7, 2022, would continue to be governed by the terms of the escrow agreement. As a result, the Company impaired the net value of the intangible assets and goodwill acquired with the purchase, totaling approximately $2.5 million as of June 30, 2022, as well as returned the 1,231,967 shares forfeited by Mr. Hill to Treasury stock, valued at $3.0 million (based on share price of $2.6715 at June 11, 2021). The 1,231,968 shares remaining in escrow are still reported as outstanding as of December 31, 2022. The Company is in the process of having the shares returned from escrow and will retire the shares. See Note 5- Restructuring Charges for further discussion.

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

As of December 31, 2022, certain legacy Troika subsidiaries were dissolved and consolidated within the remaining subsidiaries as part of the restructuring program. Company management performed an analysis of certain Troika, Mission, and Redeeem companies to determine whether discontinued operation classification was appropriate. In the evaluation, the Company considered ASC 205 Presentation of Financial Statements and specifically ASC 205-20 Discontinued Operations. Under that guidance a disposal shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major impact on an entity’s operations and financial results. The Troika, Mission, and Redeeem subsidiaries did not have a major impact on the company operations, and management did not consider them to be separate segments or geographic areas in our reported results. The subsidiaries were consolidated, operated within the same geographical areas and provided similar professional services as the Converge business, which are marketing and advertising consultative services. Therefore, the Company concluded that this did not represent a strategic shift in business operations but rather a strategic overall in cost reduction, operating efficiencies and establishing a stable baseline for future scalable growth. Further, the Company considered if the abandonment of these subsidiaries had a major effect on the entities’ operations and financial results. We noted that the guidance does not provide any “bright lines” when evaluating the quantitative factors that would represent a strategic shift.  The Company does believe, that these changes will deliver significant future cost savings to the consolidated entity in the form of selling, general and administrative costs as a result of the workforce reductions and excess facilities costs.

Based on the quantitative analysis of the six months ended December 31, 2022 results, the Company noted that the total revenues from these certain subsidiaries only constituted three point six percent (3.6%) of our total consolidated revenues and one percent (1%) of the total consolidated assets. Based on this analysis, the Company determined there was not a significant impact on the Company’s operations and financial results. Therefore, discontinued operations reporting was not required.
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

Troika management considered the guidance in ASC 350-20-45-2 that states the aggregate amount of goodwill impairment losses should be presented as a separate line item on the income statement within continuing operations unless a goodwill impairment is associated with a discontinued operation. Since we did not present discontinued operations, we determined that presenting goodwill impairment as a separate line on our statement of operations within continuing operations was appropriate.

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
$73,631,250

At any time on or after March 21, 2022, and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to, initially 1,929,439 shares of Common Stock, subject to adjustment. Effective December 9, 2022, the number of shares were increased to 4,429,439. The exercise price per share of Common

Stock under this Warrant shall be $0.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.
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

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc, ("TMH”), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Union Ventures Limited (“UVL”), a company organized under the 2006 Companies Act in the United Kingdom. UVL is a company owned by Union Investments Management Limited which is shareholder and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. Per the agreement, UVH purchased from TMH, all of the right, title, and interest in and to the equity of Mission UK, including any and all liabilities and assets on an as is basis (the "Mission UK Shares") in Mission-Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales ("Mission UK"). As consideration for all the Mission UK Shares, UVL paid TMH an aggregate purchase price of $1,000 USD.

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

Reconciliation of the derivative liabilities - financing warrants are as follows:

At inception, the Company concluded that the Warrants initially were required to be classified as a derivative liability. An equity-linked financial instrument (or embedded feature) must be considered indexed to an entity’s own stock in order to qualify for equity classification.

The Warrants contained certain strike price and quantity adjustments that potentially impact the “fixed-for-fixed criteria.” The warrant contracts had a reset feature. That feature required an adjustment to the number of common shares and the exercise price. The reset feature was based on a) the effective date of a registration agreement b) the lowest 10 days VWAP of TMG common stock over the 40 trading days following the registration statement effective date, and c) the number of shares is based on a conversion reset feature of the preferred stock agreement. None of these 3 variables that could affect the settlement amount would be inputs to the fair value of a "fixed-for-fixed" forward or option on equity shares. These warrants did not initially meet the “indexed to” criteria and were properly classified as derivative liabilities.

This classification changed effective December 9, 2022 with the reset of the warrants to a floor price of $0.25 per share and the number of warrants to be issued was set based on the resolution of the conversion price reset in the preferred stock agreement. Therefore, the remaining conversion shares will be exchanged at the floor price of $0.25 and meet the “fixed-for-fixed” criteria. Since the Warrants meet the “indexed to” criteria, the Company concluded that the Warrants were properly classified to equity at the fair value of the warrants on December 9, 2022.

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

On February 10, 2023, Blue Torch and the Company entered into an Amended and Restated Limited Waiver (the “A&R Limited Waiver”) of certain events of default (such events of default, the “Specified Events of Default”) under the Financing Agreement, which amended and restated the prior Limited Wavier, as amended. The A&R Limited Waiver provides that, among other things, during the A&R Waiver Period (defined below), the Company will comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to the sellers of the Converge business under the MIPA. The Company has agreed to work in good faith to consummate a sale of the Company or a refinancing transaction that would repay the Blue Torch balance in full.

The A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “A&R Waiver Period”, and the date such period expires, the “Outside Date”).

On April 14, 2023 and April 28, 2023, Blue Torch and the Company entered into letter agreements (the “Extension Letters”, collectively with the A&R Limited Waiver and associated side letter, the “Prior Waiver Documents”) that extended the Applicable Milestones described below.

The “Applicable Milestones” include (i) the date for which potential acquirers (collectively, “bidders” and each a “bidder”) would be required to submit binding bids to acquire the Company, (ii) the date by which the Company would be required to select a winning bidder, and (iii) the date by which the winning bidder and the Company would be required to enter into definitive documentation providing for an acquisition of the Company or a refinancing of its indebtedness with Blue Torch, in each case subject to the terms and conditions of the Extension Letters and the A&R Limited Waiver.

On May 8, 2023, the Company and Blue Torch entered into a first amendment to the A&R Limited Waiver (the “Amended A&R Limited Waiver”) and an amended and restated letter agreement that, in each case, supersede the Prior Waiver Documents, and pursuant to which the Company affirmed its commitment to work in good faith to consummate a sale of the Company’s business or assets and/or a refinancing transaction by the Outside Date, and Blue Torch agreed to remove the Applicable Milestones and to extend the End Date from June 30, 2023 to July 14, 2023, subject to a potential extension if a definitive written agreement is delivered on or prior to July 14, 2023 that provides for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch. In addition, under the Amended A&R Limited Waiver, the Company agreed to pay Blue Torch an “exit fee” of up to 5% of the aggregate outstanding principal balance of the Company’s indebtedness with Blue Torch as of the date of the Amended A&R Limited Waiver, plus accrued interest, subject to reduction or waiver if such Blue Torch indebtedness is repaid in full in cash by the dates specified therein. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the Amended A&R Limited Waiver attached as Exhibit 10.23 hereto.

As of this date the Company has received a number of bids for the sale or refinancing of the Company and is in process of evaluating those bids and is in the process of selecting a winning bidder.

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

(a)    Exhibits
The following Exhibits are filed with this Report Amendment No. 2 to Form 10-K/TA or incorporated by reference:

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

10.3	Amended and Restated Executive Employment Agreement dated as of October 21, 2016 by and between M2 nGage Group Inc. (the Registrant) and Michael Tenore, as amended on June 6, 2018. (5)

10.4	Employment Agreement dated May 21, 2021, by and between Kyle Hill and Redeeem Acquisition Corp. (7)

10.5	Executive Employment Agreement dated as of June 9, 2017 by and between Troika Design Group Inc. and Daniel Pappalardo. (2)

10.6	Executive Employment Agreement dated January 1, 2022 by and between Troika Media Group, Inc. and Sadiq (“Sid”) Toama, as amended on February 13, 2023. (18)

10.7	Executive Employment Agreement dated May 23, 2022 by and between Troika Media Group, Inc. and Erica Naidrich, as amended on February 13, 2023. (18)

10.8	Executive Employment Agreement by and between Troika Media Group Inc. and Thomas Marianacci. (16)

10.9	Separation Agreement dated as of February 28, 2021 by and among the Registrant, SAB Management, LLC and Andrew Bressman. (6)

10.10	Confidential Separation and Waiver and Release Agreement by and between Troika Media Group Inc. and Kyle Hill. (14)

10.11	Separation Agreement dated as of May 19, 2022 by and between Troika Media Group and Robert Machinist. (13)

10.12	Separation Agreement dated as of June 8, 2022 by and between Troika Media Group and Christopher Broderick. (16)

10.13	Separation Agreement dated as of October 26, 2022 by and between Troika Media Group, Inc. and Andrew Bressman. (17)

10.14	2015 Employee, Director and Consultant Equity Incentive Plan. (5)

10.15	2021 Employee, Director & Consultant Equity Incentive Plan. (8)

10.16	Form of Warrant Agreement by and between the Company and American Stock Transfer & Trust Company, LLC. (6)

10.17	Office Lease dated January 6, 2020 for 1715 N. Gower Street, Los Angeles, California 90028. (6)

10.18	Office Lease dated May 2, 2017 for 45 Main Street, Brooklyn, New York 11201. (5)

10.19	Office Lease dated April 22, 2021, for 9-23 Fitzroy Street, London, WC2 UK. (16)

10.20	Office Lease dated April 19, 2019 for 25 W 39th Street, New York, New York 10018. (5)

10.21	Escrow Agreement by and among Redeeem Acquisition Corp., Troika Media Group, Inc., the members of Redeeem LLC and their designees and Davidoff Hutcher & Citron LLC. (7)

10.22	Form of Lock-Up Agreement. (7)

10.23*	Amendment No. 1 to Amended and Restated Limited Waiver dated May 8 2023, between the Company and Blue Torch.

14.1	Corporate Code of Conduct. (5)

21.1	Subsidiaries of the Registrant.

23.1*	Consent of RBSM LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Troika’s Form 10-K Report for the year ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders' Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
_____________

*	Filed herewith

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 2, 2015
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on June 20, 2017
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 18, 2017
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on July 6, 2018
(5)	Incorporated by reference to the Registrant’s Draft Registration Statement No. 333-254889 filed on August 1, 2019
(6)	Incorporated by reference to the Registrant’s Registration Statement No. 333-254889 filed on March 31, 2021, as amended on April 8, 2021
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2021
(8)	Incorporated by reference to the Registrant’s Schedule 14C Information Statement filed on January 6, 2022
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on February 24, 2022
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on March 18, 2022
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on March 24, 2022
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on April 27, 2022
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2022
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on June 13, 2022
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on September 27, 2022
(16)	Incorporated by reference to the Registrant’s Form 10-K filed on September 28, 2022, as amended on November 22, 2022
(17)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 14, 2022
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2023

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

Signature	Title	Date

/s/ Sid Toama
Sid Toama	President and Chief Executive Officer	May 15, 2023
(Principal Executive Officer)

/s/ Erica Naidrich
Erica Naidrich	Chief Financial Officer	May 15, 2023
(Principal Financial and Accounting Officer)

/s/ Randall Miles
Randall Miles	Chairman of the Board	May 15, 2023

/s/ Thomas Ochocki
Thomas Ochocki	Director	May 15, 2023

/s/ Sabrina Yang
Sabrina Yang	Director	May 15, 2023

/s/ Wendy Parker
Wendy Parker	Director	May 15, 2023

/s/ Martin Pompadur
Martin Pompadur	Director	May 15, 2023

/s/ Grant Lyon
Grant Lyon	Director	May 15, 2023

/s/ Jeffrey S. Stein
Jeffrey S. Stein	Director	May 15, 2023