Form 10-Q
period 2023-03-31
Troika Media Group, Inc.
filed 2023-05-15
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at May 12, 2023
Common Stock, $.001 par value	413,121,171

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24,898,162	$28,403,797
Accounts receivable, net	25,142,495	10,801,299
Prepaid expenses and other current assets	1,628,734	1,388,084
Total current assets	51,669,391	40,593,180
Other assets	702,750	702,750
Property and equipment, net	306,760	618,699
Right-of-use lease assets	2,863,235	3,029,785
Amortizable intangible assets, net	62,723,611	64,761,111
Goodwill	45,518,505	45,518,505
Total assets	$163,784,252	$155,224,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,979,020	$14,270,063
Accrued and other current liabilities	7,066,809	8,390,196
Accrued billable expenses	15,862,371	7,810,126
Deferred revenue	9,159,035	6,209,442
Current portion of long term debt, net of deferred financing costs	1,581,328	1,551,211
Convertible note payable	60,006	60,006
Note payable - related party, current	—	30,000
Operating lease liabilities, current	1,561,697	1,506,534
Acquisition liabilities	9,346,504	9,293,402
Contingent liability	939,224	3,385,000
Total current liabilities	66,555,994	52,505,980
Long-term liabilities:
Long-term debt, net of deferred financing costs	64,427,219	64,833,844
Operating lease liabilities, non-current	6,789,684	7,192,662
Other long-term liabilities	212,600	212,432
Total liabilities	137,985,497	124,744,918
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized	—	—
Series E Preferred Stock ($0.01 par value: 500,000 shares authorized, 5,955 and 310,793 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively); redemption amount and liquidation preference $0.6 million and $31.1 million , as of March 31, 2023 and December 31, 2022, respectively	59	3,107
Common stock, ($0.001 par value: 800,000,000 shares authorized; 402,389,013 and 139,302,225 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	413,081	139,302
Additional paid-in-capital	268,622,888	265,673,246
Accumulated deficit	(243,237,273)	(235,336,543)
Total stockholders’ equity	25,798,755	30,479,112
Total liabilities and stockholders’ equity	$163,784,252	$155,224,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$59,038,338	$15,685,000
Cost of revenue	50,283,718	11,738,000
Gross profit	8,754,620	3,947,000
Operating expenses:
Selling, general and administrative expenses	11,163,317	17,183,000
Depreciation and amortization	2,063,295	429,000
Total operating expenses	13,226,612	17,612,000
Operating loss	(4,471,992)	(13,665,000)
Other income (expense):
Interest expense	(3,440,656)	(100,000)
Miscellaneous income (expense)	47,888	(590,000)
Total other expense	(3,392,768)	(690,000)
Loss from operations before income taxes	(7,864,760)	(14,355,000)
Income tax expense	(35,970)	(33,000)
Net loss	$(7,900,730)	(14,388,000)
Foreign currency translation adjustment	—	36,000
Comprehensive loss	$(7,900,730)	$(14,352,000)

Loss per share:
Basic	$(0.03)	$(0.30)
Diluted	$(0.03)	$(0.30)

Weighted average number of shares outstanding:
Basic	248,757,121	48,051,751
Diluted	248,757,121	48,051,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
	Amount	Amount	Amount
Balance - December 31, 2022	$—	$3,107	$139,302	$265,673,246	$(235,336,543)	$—	$30,479,112
Stock-based compensation expense	—	—	—	547,197	—	—	547,197
Cashless exercise of warrants for common shares	—	—	141,151	(141,151)	—	—	—
Conversion of Preferred Series E shares to common shares	—	(3,048)	121,935	(118,887)	—	—	—
Partial liquidated damages settled in common shares	—	—	10,693	2,662,483	—	—	2,673,176
Net loss	—	—	—	—	(7,900,730)	—	(7,900,730)
Balance - March 31, 2023	$—	$59	$413,081	$268,622,888	$(243,237,273)	$—	$25,798,755

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
	Amount	Amount	Amount
Balance - December 31, 2021	$7,000	$—	$44,000	$208,085,000	$(193,138,000)	$(386,000)	$14,612,000
Record vested deferred compensation relating to Redeeem employees	—	—	—	805,000	—	—	805,000
Issuance of common stock related to Converge acquisition	—	—	12,000	14,863,000	—	—	14,875,000
Record preferred stock issued to PIPE	—	5,000	—	(5,000)	—	—	—
Stock-based compensation	—	—	8,000	9,088,000	—	—	9,096,000
Foreign currency translation reclassification	—	—	—	—	—	36,000	36,000
Net loss	$—	$—	$—	$—	$(14,388,000)	$—	(14,388,000)
Balance - March 31, 2022	$7,000	$5,000	$64,000	$232,836,000	$(207,526,000)	$(350,000)	$25,036,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,900,730)	$(14,388,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,063,295	429,000
Amortization of right-of-use assets	166,550	471,000
Amortization of deferred financing costs	579,742	—
Stock-based compensation	547,197	9,893,000
Accretion of interest on acquisition liabilities	53,102	—
Gain on derivative liabilities	—	(213,000)
Tax provision on income	—	—
Provision for bad debt	61,413	41,000
Partial liquidated damages expense	227,400	—
Change in operating assets and liabilities:
Accounts receivable	(14,402,609)	(9,915,000)
Prepaid expenses	(240,650)	179,000
Accounts payable and accrued expenses	13,729,456	5,689,000
Deferred expenses	—	(279,000)
Other assets	—	(62,000)
Operating lease liability	(347,815)	(225,000)
Deferred revenue	2,949,593	14,383,000
Other long-term liabilities	168	37,000
Net cash (used in) provided by operating activities	(2,513,888)	6,040,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Converge	—	(82,730,000)
Purchase of property and equipment	(5,497)	(65,000)
Net cash used in investing activities	(5,497)	(82,795,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock, net of offering costs	—	44,405,000
Repayment of other long-term liabilities	—	(147,000)
Payment of stimulus loan programs	—	(435,000)
Principal payments made for bank loan	(956,250)	—
Payments for note payable to related party	(30,000)	(30,000)
Proceeds from bank loan, net of debt issuance cost	—	69,718,000
Net cash (used in) provided by financing activities	(986,250)	113,511,000
Effect of exchange rate on cash	—	(2,015,411)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,505,635)	$34,740,589
CASH AND CASH EQUIVALENTS — beginning of period	28,403,797	12,066,000
CASH AND CASH EQUIVALENTS — end of period	$24,898,162	$46,806,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,834,660	$3,000
Noncash investing and financing activities:
Conversion of Series E Preferred shares to common shares	$30,484,000	$—
Cashless exercise of warrants for common shares	$34,690,000	$—
Settlement of contingent liability in common shares	$2,673,176	$—
Write-off of property and equipment included in liabilities	$291,641	$—
Fair value of common stock issued relating to the Converge Acquisition	$—	$14,875,000
Warrants issued relating to debt financing	$—	$2,232,000
Warrants issued relating to equity financing	$—	$28,407,000
Record acquisition liability relating to Converge Acquisition	$—	$5,000,000
Capitalized fee on initial term loan	$—	$1,500,000
Original issue discount on amount held in escrow	$—	$900,000
Issuance of common stock related to stock payable	$—	$104,000
Issuance of common stock to contractors for services	$—	$40,000
Right-of-use assets acquired through adoption of ASC 842	$—	$467,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TROIKA MEDIA GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. Description of Business and Basis of Presentation

Description of Business

Troika Media Group, Inc. (“Company”, “our” or “we”) is a professional services company that architects and builds enterprise value in consumer facing brands to generate scalable performance driven revenue growth. The Company delivers three solutions pillars that CREATE brands and experiences and CONNECT consumers through emerging technology products and ecosystems to deliver PERFORMANCE based measurable business outcomes.

On March 22, 2022 (the “Closing Date”), the Company, through its wholly owned subsidiary CD Acquisition Corp, executed a Membership Interest Purchase Agreement ("MIPA") for the acquisition of all the equity of Converge Direct, LLC and its affiliates ("Converge") for an aggregate purchase price of $125.0 million valued at $114.9 million. The MIPA identifies the seller parties as the Converge Sellers. See Note 3 – Converge Direct Acquisition to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more discussion on the Converge Acquisition.

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022. The financial statements as of March 31, 2023 and for the three months ended March 31, 2023 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

NOTE 2. Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Troika Media Group, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amount of revenues and expenses. Such estimates include the valuation of accounts receivable and the determination of the allowance for doubtful accounts, the valuation and useful life of capitalized equipment costs and long-lived assets, valuation of warrants and options, the determination of the useful lives and any potential impairment of long-lived assets such as intangible assets and goodwill, the allocation of purchase consideration to assets and liabilities due to the Converge Acquisition, stock-based compensation, and deferred tax assets. Management believes its use of estimates in the condensed consolidated financial statements to be reasonable.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The Company has adopted the guidance effective January 1, 2023. The adoption of the pronouncement did not have a material impact on the financial statements when adopted.

Recently Issued Accounting Pronouncements Not Yet Adopted

Not Applicable.

NOTE 3 – Converge Direct Acquisition

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

The Company recorded the $5.0 million payable due at March 21, 2023, at its net present value of $4.7 million at March 22, 2022. Further, pursuant to the MIPA, the Company recorded an additional liability totaling $4.3 million which represents the excess net working capital value received by the Company at the purchase date. Per the terms of the MIPA, this amount was to be repaid within 120 days of closing. As of March 31, 2023, a total of $9.3 million is included within acquisition liabilities on the condensed consolidated balance sheets.

On March 21, 2022, the Company entered into employment agreements with Sid Toama and Tom Marianacci, two (2) former owners of Converge. Mr. Toama was appointed President of TMG and Mr. Marianacci was appointed as President of the Converge entities.

On February 10, 2023, the Company and Mr. Toama entered into a letter agreement (the "Toama Letter Agreement") amending certain terms of Mr. Toama’s employment agreement, including by appointing him Chief Executive Officer of the Company. See the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2023, the contents of which are incorporated by reference herein, and the Toama Letter Agreement filed as Exhibit 10.2 hereto.

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

NOTE 4. Revenue and Accounts Receivable

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

Principal versus Agent Revenue Recognition

Our customers reimburse us for expenses relating to the out-of-pocket costs associated with the provision of Managed Services engagements. This includes third party expenses such as media costs and administrative fees, technology fees, production expenses, data costs, and other third-party expenses that the Company incurs on behalf of a client that is needed to deliver the services. In accordance with ASC 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net. Accruals for costs incurred but not yet billed by third parties are recorded in accrued billable expenses on the condensed consolidated balance sheets.

Contract Balances from Contracts with Customers

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of when the customer is issued the invoice, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are recorded to accounts receivable on the condensed consolidated balance sheets.

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded. Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met.

The following table provides information about current contract balances from contracts with customers:

	March 31,	December 31,
	2023	2022
Accounts receivable	$25,142,495	$10,801,299
Deferred revenue	$9,159,035	$6,209,442

Accounts receivable is presented net of allowance for doubtful accounts. The Company analyzes receivables aging, customer specific risks, and other factors to estimate its allowance. The Company’s allowance for doubtful accounts was $1.1 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively.

The amount of revenue recognized during the three months ended March 31, 2023, relating to the deferred revenue recorded as of December 31, 2022, was $0.1 million.

NOTE 5. Property and Equipment

Property and equipment consist of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Computer equipment	$277,582	$820,000
Website design	—	6,000
Office machine & equipment	—	109,000
Furniture & fixtures	18,611	338,000
Leasehold improvements	150,425	436,000
Total Property and equipment	446,618	1,709,000
Less: accumulated depreciation	(139,858)	(1,090,000)
Property and equipment, net	$306,760	$619,000

During the three months ended March 31, 2023 and 2022, depreciation expense was $26 thousand and $33 thousand, respectively.

As of March 31, 2023, the Company wrote-off approximately $0.3 million of property and equipment related to the legacy Troika and Mission entities. The write-off of the property and equipment was recorded against the restructuring liabilities.

NOTE 6. Amortizable Intangible Assets

The Company's intangible assets subject to amortization are as follows:

	March 31, 2023	December 31, 2022
Customer relationship	$53,600,000	$53,600,000
Technology	10,400,000	10,400,000
Tradename	7,100,000	7,100,000
Total intangible assets	71,100,000	71,100,000
Less: accumulated amortization	(8,376,389)	(6,339,000)
Total amortizable intangible assets, net	$62,723,611	$64,761,000

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

During the three months ended March 31, 2023 and 2022, amortization expense was $2.0 million and $0.4 million, respectively.

As of March 31, 2023, estimated amortization expense related to the Company's intangible assets is as follows:

Fiscal year ending December 31:
Remaining 2023	$6,112,500
2024	8,150,000
2025	8,150,000
2026	8,150,000
2027	6,532,222
Thereafter	25,628,889
Total	$62,723,611

Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. The Company completed its quarterly triggering events assessments for the three months ended March 31, 2023 and 2022, and determined the Company had no impairments during either period.

NOTE 7. Restructuring

Initiated in the fourth quarter of the fiscal year ended June 30, 2022, the Company underwent organizational changes to further streamline operations. This restructuring program includes workforce reductions, closure of excess facilities, and other charges. The restructuring program resulted in costs incurred primarily for (1) workforce reduction of 113 employees across certain business functions and operating units, (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other charges, which include but are not limited to legal fees, regulatory/compliance expenses, and contractual obligations. For the three months ended March 31, 2023 these costs are primarily recorded within selling, general and administrative costs, unless otherwise specified, within the condensed consolidated statements of operations

Certain legacy Troika subsidiaries were dissolved and consolidated within the remaining subsidiaries as part of the restructuring program. Company management performed an analysis of the certain Troika, Mission, and Redeeem companies to determine whether discontinued operation classification was appropriate. In the evaluation, the Company considered ASC 205 Presentation of Financial Statements and specifically ASC 205-20 Discontinued Operations. Under that guidance, a disposal shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major impact on an entity’s operations and financial results. The Troika, Mission, and Redeeem subsidiaries did not have a major impact on the Company's operations, and management did not consider them to be separate segments or geographic areas in our reported results. The subsidiaries were consolidated, operated within the same geographical areas, and provided similar professional services as the Converge business, which are marketing and advertising consultative services. Therefore, the Company does not believe this represented a strategic shift in business operations but a strategic overall in cost reduction, operating efficiencies and establishing a stable baseline for future scalable growth. Further, the Company considered if the abandonment of these subsidiaries had a major effect on the entities’ operations and financial results. We noted that the guidance does not provide any “bright lines” when evaluating the quantitative factors that would represent a strategic shift.  The Company does believe that these changes will deliver significant future cost savings to the consolidated entity in the form of selling, general and administrative costs as a result of the workforce reductions and excess facilities costs.

Based on the quantitative analysis of the six months ended December 31, 2022 results, the Company noted that the total revenues from these certain subsidiaries only constituted three point six percent (3.6%) of total consolidated revenues and one percent (1%) of the total consolidated assets. Based on this analysis the Company determined there was not a significant impact on the Company’s operations and financial results. Therefore, discontinued operations reporting was not required.

For the three months ended March 31, 2023, our restructuring activities totaling approximately $0.7 million included employee severance and certain professional fees associated with restructuring activities and support.

The components of the restructuring charges are listed below.

Three months ended March 31,
2023
Severance and termination costs	$392,946
Other exit costs	299,258
Total restructuring charges	$692,203

There were no restructuring costs recorded during the three months ended March 31, 2022.

The following is a summary of the components of the restructuring reserve liability:

March 31, 2023
Severance and termination costs	$753,631
Other exit costs	104,996
Total restructuring liabilities	$858,627

The change in the restructuring reserve liability for the three months ended March 31, 2023 was as follows:

Category	Balance as of December 31, 2022	Charges	Payments	Adjustments	Balance as of March 31, 2023
Severance and termination costs	$496,599	327,000	(69,968)	—	$753,631
Other exit costs	$401,260	—	—	(296,264)	$104,996
Total	$897,859	327,000	(69,968)	(296,264)	$858,627

As of December 31, 2022, the Company had accrued restructuring liabilities of approximately $0.9 million, of which $0.5 million was related to severance and termination costs, and $0.4 million was related to other exit costs. During the three months ended March 31, 2023, the restructuring liability decreased by approximately $39 thousand, resulting in a balance of approximately $0.9 million as of March 31, 2023. The changes in the liability from the restructuring program include (1) approximately $0.3 million in severance costs incurred, (2) a cash payment of approximately $0.1 million for severance and termination, and (3) adjustments of approximately $0.3 million to write-off property and equipment. Approximately $0.5 million of restructuring expenses incurred during the quarter were expensed as incurred to selling, general, and administrative expenses and did not have a restructuring reserve. See Note 5 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.

NOTE 8. Credit Facilities

Debt related to the Senior Secured Credit Facility, Convertible Note Payable, and Related Party Note Payable consisted of the following:

	Effective Interest Rate	March 31, 2023	December 31, 2022
Senior Note due 2026 (less unamortized discount and issuance costs of $6.7 million and $7.2 million, respectively)	15.2%	$66,008,547	$66,385,055
Convertible Note		60,006	60,006
Related Party Note		—	30,000
Total debt		66,068,553	66,475,061
Less: current portion		1,641,334	1,641,217
Long-term debt, excluding current portion		$64,427,219	$64,833,844

Senior Secured Credit Facility

On March 21, 2022, Troika Media Group, Inc., and each subsidiary of Troika Media Group, Inc. as guarantors, entered into a Financing Agreement with Blue Torch Finance LLC (“Blue Torch”), as Administrative Agent and Collateral Agent.

This $76.5 million First Lien Senior Secured Term Loan (the “Credit Facility”) formed the majority of the purchase price of the Converge Acquisition, as well as for working capital and general corporate purposes.

The Credit Facility provides for: (i) a Term Loan in the amount of $76.5 million; (ii) an interest rate of the Libor Rate Loan of three (3) months; (iii) a four-year maturity amortized 5.0% per year, payable quarterly; (iv) a 1.0% commitment fee and an upfront fee of 2.0% ($1.5 million) of the Credit Facility paid at closing, plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) 1.5% fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for 50% of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive covenants in the Credit Facility and leverage ratios, fixed charge coverage ratios, and maintaining liquidity of at least $6.0 million at all times.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch Finance LLC and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch Finance LLC, which were delivered during fourth quarter of fiscal year 2022. As of March 31, 2023, Blue Torch Finance LLC has not authorized the release of the funds in escrow.

Although the Company believes that the Converge Sellers’ recourse is solely to the escrow account, it is possible that the Converge Sellers could make claims against the Company for the deferred amount. In the event that the Converge Sellers were to make and be successful in such claims, the Company believes that a court would likely order Blue Torch to release the escrowed funds to satisfy such claims

On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of events of default under the Financing Agreement that related to the Company’s failure to satisfy certain financial and non-financial covenants. The Limited Waiver was scheduled to expire on October 28, 2022, if not terminated earlier by Blue Torch (“Waiver Period”), but was subsequently extended by the First Amendment to Limited Waiver to Financing Agreement dated as of October 28, 2022, the Second Amendment to the Limited Waiver to Financing Agreement dated as of November 11, 2022, the Third Amendment to the Limited Waiver to Financing Agreement dated as of November 25, 2022, the Fourth Amendment to the Limited Waiver to Financing Agreement dated as of December 9, 2022, the Fifth Amendment to the Limited Waiver to Financing Agreement dated as of December 23, 2022, the Sixth Amendment to the Limited Waiver to Financing Agreement dated as of January 13, 2023, and the Seventh Amendment to the Limited Waiver to the Financing Agreement dated January 31, 2023.

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

On May 8, 2023, the Company and Blue Torch entered into a first amendment to the A&R Limited Waiver (the “Amended A&R Limited Waiver”) and an amended and restated letter agreement that, in each case, supersede the Prior Waiver Documents, and pursuant to which the Company affirmed its commitment to work in good faith to consummate a sale of the Company’s business or assets and/or a refinancing transaction by the Outside Date, and Blue Torch agreed to remove the Applicable Milestones and to extend the End Date from June 30, 2023 to July 14, 2023, subject to a potential extension if a definitive written agreement is delivered on or prior to July 14, 2023 that provides for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch. In addition, under the Amended A&R Limited Waiver, the Company agreed to pay Blue Torch an “exit fee” equal to 5% of the aggregate outstanding principal balance of the Company’s indebtedness with Blue Torch as of the date of the Amended A&R Limited Waiver, plus accrued interest, subject to reduction or waiver if such Blue Torch indebtedness is repaid in full in cash by the dates specified therein. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the Amended A&R Limited Waiver attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

In connection with the aforementioned note, the Company recorded debt discount and issuance costs totaling $9.2 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. For the three months ended March 31, 2023, amortization of deferred financing costs was approximately $0.6 million, and the Company made principal payments totaling approximately $1.0 million. For the three months ended March 31, 2022, the Company did not record amortization of deferred financing costs and made no principal payments.

At March 31, 2023, the principal payments required under the Term Loan Facility are as follows:

Fiscal year ending December 31:
Remaining 2023	$2,868,750
2024	3,825,000
2025	3,825,000
2026	62,156,250
Total maturities	$72,675,000
At any time on or after March 21, 2022 and on or prior to March 21, 2026, the lender has the right to subscribe for and purchase from Troika Media Group, Inc., up to initially 1,929,439 shares of Common Stock, subject to adjustment. During the six months ended December 31, 2022 the number of shares increased to 4,429,439. The exercise price per share of Common Stock under this Warrant shall be $0.01 per share. If at any time when this Warrant becomes exercisable and the Registration Statement is not in effect, this Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.
As of March 31, 2023, the fair value of long-term debt is considered to approximate its stated value of $72.7 million .

NOTE 9. Leases

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

Lease costs were approximately $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

Undiscounted Cash Flows
Weighted average remaining lease term in years	5.80 years
Weighted average discount rate	5.50%

As of March 31, 2023, the maturities of the Company's operating lease liabilities are as follows:

Remainder of fiscal year ending December 31, 2023	$1,482,702
2024	1,954,575
2025	1,449,060
2026	1,453,734
2027	1,117,060
Thereafter	2,354,471
Total undiscounted operating lease payments	9,811,602
Less: Imputed interest	(1,460,221)
Total operating lease liabilities	8,351,381
Less: current portion of operating lease liabilities	1,561,697
Non-current operating lease liabilities	$6,789,684

NOTE 10 – Commitments and Contingencies

Commitments

As of March 31, 2023, commitments of the Company in the normal course of business in excess of one year are as follows:

	Payments Due by Period
	Year 1	Years 2-3	Years 4-5	>5 Years	Total
Operating lease obligations (a)	1,482,702	3,403,635	2,570,794	2,354,471	$9,811,602
Debt repayment (b)	2,868,750	7,650,000	62,156,250	—	$72,675,000
Restructuring liabilities (c)	$858,627	—	—	—	$858,627
Acquisition liabilities (d)	9,346,504	—	—	—	$9,346,504
Total	$14,556,583	$11,053,635	$64,727,044	$2,354,471	$92,691,733

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
'(c) Restructuring liabilities relate primarily to future severance payments and other exit costs
(d) Acquisition liabilities recorded on the balance sheet consist of the Company's obligations to the Converge Sellers arising from the Converge Acquisition. See Note 3 - Converge Direct Acquisition

Contingencies

In the ordinary course of business, the Company is subject to loss contingencies that cover a range of matters. An estimated loss from a loss contingency, such as a legal proceeding or claim, is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to reasonably estimate the amount of any such loss.

Partial Liquidated Damages

The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which has been paid. As of December 31, 2022, the Company had recorded $3.4 million related to the partial liquidated damages, which is presented within the line contingent liability on the condensed consolidated balance sheets.

The Company provided each holder of its Series E Preferred Stock the same opportunity to enter into settlement agreements on substantially identical terms. However, certain holders of our Series E Preferred Stock elected not to enter into settlement agreements with the Company (the “Non-Purchasers”), notwithstanding the effective termination of the Series E Purchase Documents (other than the Surviving Registration Rights, to which the Purchasers and the Non-Purchasers continue to be equally entitled and who were offered the same opportunity to be included as selling stockholders under the Resale Registration Statement). As of March 31, 2023, the Company recorded approximately $0.9 million related to the Purchasers who did not execute a Settlement Agreement within the contingent liability line on the condensed consolidated balance sheets. The maximum liquidated damages before interest was capped at $7.0 million. See Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information related to the partial liquidated damages.

401K Liability

In the calendar year 2022, the Company discovered that it had not made the safe harbor non-elective employer contributions to the Troika Design 401k plan in 2017 pursuant to its 3% formula under plan terms, and the Company corrected that contribution for the affected participants, with earnings, in 2022.

The Company also discovered that it did not make the 3% safe harbor non elective employer contributions to the 401k plan for plan years 2018 through 2022. When the error was discovered in 2022, the Company attempted to correct the error by performing the applicable non-discrimination tests and by making qualified non-elective contributions (QNECs) to affected participant accounts. However, as the administration of the 401k plan did not conform to the plan terms with respect to the 3% employer contribution, additional correction is required. Although the Company is evaluating the appropriate corrective approach, the Company has accrued approximately $1.7 million related to the safe harbor 2018 – 2022 contributions, as of March 31, 2023.

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

NOTE 11. Equity

Stock Compensation

See Note 15 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2022 for more information regarding (i) 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”), and (ii) Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Equity Plan”). Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was $0.5 million and $9.9 million for the three months ended March 31, 2023 and 2022, respectively.

Non-Qualified Stock Options (“NQSOs”) Award Activity

Under the Equity Incentive Plan the Company grants options to purchase shares of the Company's common stock to employees and affiliates of the Company. These options are time based and vest over the contractual term. The options granted are approved by the Company's Compensation Committee.

The following table summarizes activity relating to holders of the Company’s NQSOs for the three months ended March 31, 2023:

	Number of:
	Nonperformance based vesting NQSO's	Weighted average exercise price	Weighted Average remaining contractual term (in years)	Aggregate Intrinsic value
Balance:
December 31, 2022	4,971,223	$0.93	1.40	$—
March 31, 2023	4,971,223	$0.93	1.02	$—
Exercisable at:
December 31, 2022	3,175,320	$0.97	0.30	$—
March 31, 2023	$3,342,984	$0.96	0.31	$—

For the three months ended March 31, 2023 and 2022 the Company recognized stock compensation expense for options of $0.1 million and $0.3 million, respectively. As of March 31, 2023, total unrecognized share-based compensation related to unvested restricted stock units was approximately $0.4 million, and the weighted-average remaining vesting period for these awards was approximately one year and one month.

Restricted Share Units Award Activity

Pursuant to the Company’s 2021 Plan the Company issues RSUs in consideration for employee and consultant services. RSUs issued under the Plan may be exercised in accordance with the applicable grant notice. The Company has also issued RSUs outside of the Plan in accordance with the Converge transaction to certain Converge Sellers, these RSUs may also be exercised in accordance with the applicable grant notice.
The following table summarizes activity relating to holders of the Company’s RSUs for the three months ended March 31, 2023:

	Number of:
	Nonperformance based vesting RSU's	Weighted-Average Fair Value Per Share At Date of Grant
Outstanding award balance at December 31, 2022	1,050,000	$0.95
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding award balance at March 31, 2023	1,050,000	$0.95
Vested	750,000	$0.97
Unvested	300,000	$0.91

During the three months ended March 31, 2023 and 2022 the Company recognized stock compensation expense related to restricted stock units of $0.3 million and $8.1 million, respectively. Further, during the three months ended March 31, 2023, certain executives of Converge vested 1,166,667 restricted stock units that were issued outside of the 2021 Equity Incentive Plan. As of March 31, 2023, there was 2,333,333 unvested restricted stock units associated with the Converge executives who were issued restricted stock units outside of the 2021 Equity Incentive Plan. As of March 31, 2023, total unrecognized share-based compensation related to unvested restricted stock units was approximately $2.5 million, and the weighted-average remaining vesting period for the awards is approximately one year and four months.

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

The following are dilutive common stock equivalents as of March 31, 2023 and 2022, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and a net loss:

	March 31, 2023	March 31, 2022
Convertible preferred stock	2,382,000	42,048,000
Stock options	3,585,000	3,080,016
Stock warrants	4,080,000	58,538,006
Financing warrants	115,000	—
Restricted stock units	2,633,000	—
Total	12,795,000	103,666,022

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

At the time of the closing of the aforementioned Securities Purchase Agreement, using the Black-Scholes model, the Company recorded a fair value of approximately $28.4 million on the balance sheet within derivative liabilities - financing warrants. At June 30, 2022, the fair value of such warrants was $28.4 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $0.6 million. At December 9, 2022, the date of the mark to market revaluation, the fair value of such warrants was $10.2 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $20.0 million.

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
f.Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended September 30, 2022. The Company accrued an additional $0.2 million at March 31, 2023 which is recorded in miscellaneous income (expense) on the statements of operations and comprehensive income (loss). Effective March 31, 2023, the Company entered into Settlement Agreements (the “Settlement Agreements”) with certain current and former holders of its Series E Convertible Preferred Stock (the “Purchasers”) under which, in exchange for Purchasers’ agreement to terminate and release any and all claims for such liquidated damages, the Company issued to each Purchaser a number of shares of common stock equal to the dollar amount of liquidated damages purportedly owed to each such Purchaser multiplied by four (4). See “Partial Liquidated Damages” below for additional detail on the terms of the Settlement Agreements.

Preferred shares

As of March 31, 2023, no shares of Series A Preferred Stock were issued and outstanding; no shares of Series B Preferred Stock were issued and outstanding; no shares of Series C Preferred Stock were issued and outstanding; no shares of Series D Preferred Stock were issued and outstanding; and 5,955 shares of Series E Preferred Stock were issued and outstanding. For the three months ended March 31, 2023, 304,838 shares of Series E Preferred Stock were converted into approximately 121.9 million shares of common stock, at a conversion price of $0.25. As of March 31, 2023 5,955 shares of Series E Preferred Stock were issued and outstanding.

Partial Liquidated Damages

The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which has been paid.

On March 31, 2023, the Company and certain current and former holders of its Series E Convertible Stock ("the Purchasers") entered into Settlement Agreements (the "Settlement Agreements"). The Company and Purchasers are party to (i) that certain Securities Purchase Agreement, dated as of March 16, 2022, pursuant to which the original purchasers of the Series E Preferred Stock (the “Original Purchasers”) acquired shares of Series E Preferred Stock and accompanying warrants (the “Warrants”), subject to the terms and conditions contained therein, and (ii) that certain Registration Rights Agreement, dated as of March 16, 2022 (the “Registration Rights Agreement”), pursuant to which the Company and the Original Purchasers agreed to certain requirements and conditions covering the resale by the Original Purchasers of the shares of Company common stock (the “Common Stock”) into which the Series E Preferred Stock are convertible (the “Conversion Shares”) and the Warrants are exercisable (the “Warrant Shares”).

Under the terms of the Registration Rights Agreement, the Company, upon acquiring Converge Direct LLC in March 2022, was required to file a registration statement within ten (10) business days of such closing and for such registration statement to be declared effective by the U.S. Securities and Exchange Commission (the “SEC”) no later than forty five (45) business days thereafter (the “Registration Requirements”). The persons entitled to liquidated damages pursuant to the Registration Rights Agreement have alleged that the Company did not fulfill the Registration Requirements.

The Purchasers (i) are the registered or beneficial owners of more than 50.1% of the Registrable Securities under, and defined in, the Registration Rights Agreement, and (ii) constitute the purchasers of more than 50.1% of the Series E Preferred Stock originally purchased under the Securities Purchase Agreement. As such, in accordance with the terms of the Registration Rights Agreement and the Securities Purchase Agreement, as applicable, as of March 31, 2023 (the “Effective Date”), each such agreement and all rights and obligations thereunder are deemed terminated and of no further force and effect as of such date. In addition, effective as of the Effective Date, the Settlement Agreements contain a release of any and all claims against the Company and its subsidiaries that such Purchaser (or its affiliates) may have purported to have against the Company or its subsidiaries under such agreements; provided, however, that the Purchasers will maintain their respective “Piggy-Back Registration Rights” under Section 6(d) of the Registration Rights Agreement.

In exchange for the release by the Purchasers of any and all claims for liquidated damages under the Registration Rights Agreement, the Company agreed to deliver to each Purchaser a number of shares of common stock equal to the dollar amount of liquidated damages purportedly owed to each such Party multiplied by four (4). The Company has agreed to prepare and file with the SEC a resale registration statement covering such Common Stock (the “Resale Registration Statement”) which may be subject to certain other customary registration rights.

On May 12, 2023, the Company filed the Resale Registration Statement. As of the date of this filing, the Resale Registration Statement has not been declared effective by the SEC. See “Item 2 Unregistered Sale of Equity Securities and Use of Proceeds” for additional detail on the Resale Registration Statement and the Settlement Agreements, and “Item 1A Risk Factors” for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith.

The Company accrued an additional $0.2 million of interest related to the liquidated damages during the three months ended March 31, 2023. As of March 31, 2023, the Company had settled with the Purchasers and issued common shares. The Company recorded the $2.7 million share settlement as equity within its condensed consolidated balance sheets.

The number of Common Stock shares issued to the Purchasers related to the Settlement Agreements is approximately 10.7 million shares.

NOTE 12. Related Party
Converge Sellers

During the quarter ended March 31, 2022, in connection with the Converge Acquisition, the Company incurred amounts due to the Converge Sellers totaling $9.3 million. The Converge Sellers include Sadiq "Sid" Toama, CEO of Troika Media Group, Tom Marianacci, Head of Demand Solutions of the Converge subsidiaries, and Mike Carrano, Head of Supply Solutions of the Converge subsidiaries, all are party to the amounts due. The Converge subsidiaries are wholly owned subsidiaries of Troika Media Group. As of March 31, 2023 and December 31, 2022, $9.3 million and $9.3 million, respectively, was outstanding and included on the balance sheet under acquisition liabilities.

Media Resource Group

Mr. Tom Marianacci, who is the Head of Demand Solutions of the Company and one of the Converge Sellers, currently holds more than 5% of the Company’s equity. Mr. Marianacci serves as an owner and executive director of Media Resource Group (“MRG”) company that entered into a service agreement with the Company, dated January 1st, 1997, under which MRG agreed to provide certain media services to the Company. The Company incurred approximately $0.4 million for services performed by MRG for the three months ended March 31, 2023, and incurred an amount not considered material to the Company's financial statements during the period between March 21, 2022 and March 31, 2022, the ten day post-acquisition period. Additionally, as of March 31, 2023, and December 31, 2022, the Company recorded

$0.2 million and $0.2 million, respectively, as the amount due to MRG within the accounts payable line on its condensed consolidated balance sheets.

Converge Marketing Services ("CMS")

The Company has an Exclusive Services Agreement with CMS, a 40% owned entity, to provide advertising and related services. For the three months ended March 31, 2023, the Company generated revenue of $12.7 million from the CMS agreement. For the three months ended March 31, 2022, the Company generated revenue of $0.2 million from CMS during the period between March 21, 2022 and March 31, 2022, the ten day post-acquisition period. As of March 31, 2023, and December 31, 2022, the Company recorded $4.2 million and $3.7 million, respectively, as the amount due from CMS within the accounts receivable line on its condensed consolidated balance sheets.

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc., ("TMH”), a subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Union Ventures Limited (“UVL”), a company organized under the 2006 Companies Act in the United Kingdom. UVL is a company owned by Union Investments Management Limited which is shareholder and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. Per the agreement, UVH purchased from TMH, all of the right, title, and interest in and to the equity of Mission UK, including any and all liabilities and assets on an as is basis (the "Mission UK Shares") in Mission-Media Holdings Limited, a private limited company incorporated under the Laws of England and Wales ("Mission UK"). As consideration for all the Mission UK Shares, UVL paid TMH an aggregate purchase price of $1,000 USD.

NOTE 13. Income Taxes

On March 31, 2023, and December 31, 2022, the accompanying condensed consolidated balance sheets include a tax liability of $0.1 million and $0.1 million, respectively, included on the condensed consolidated balance sheets within accrued expenses. The Company recorded income tax expense of $36 thousand and $33 thousand for the three months ended March 31, 2023 and 2022, respectively.

The effective income tax rates for the three-month periods ended March 31, 2023 and 2022, were (0.51)% and (0.23)%, respectively. The Company's tax rate differs from the statutory rate of 21.0% due to the effects of state taxes, effects of permanent nondeductible expense, and valuation allowance. The Company's utilization of its NOL generated post December 31, 2017 is expected to be limited to 80% of taxable income.

See Note 17 to the consolidated financial statements for the transition period ended December 31, 2022, included in Item 8. Financial Statements and Supplementary Data of the Company’s Transition Report on Form 10-KT.
NOTE 14. Subsequent Events
S-3 Filing
The Company filed a shelf registration statement on Form S-3 (Registration No. 333-271189) (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) on April 7, 2023. The Company filed the Registration Statement to provide additional alternatives in connection with the process to optimize its balance sheet, address its legacy capital structure, and to explore strategic alternatives. As of the date of this filing, the Registration Statement has not been declared effective by the SEC. The Company may not sell securities pursuant to the Registration Statement until it is declared effective by the SEC, and there can be no assurance as to whether or when such event will occur.
Blue Torch Amended and Restated Limited Waiver
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
On May 8, 2023, the Company and Blue Torch entered into a first amendment to the A&R Limited Waiver (the “Amended A&R Limited Waiver”) and an amended and restated letter agreement that, in each case, supersede the Prior Waiver Documents, and pursuant to which the Company affirmed its commitment to work in good faith to consummate a sale of the Company’s business or assets and/or a refinancing transaction by the Outside Date, and Blue Torch agreed to remove the Applicable Milestones and to extend the End Date from June 30, 2023 to July 14, 2023, subject to a potential extension if a definitive written agreement is delivered on or prior to July 14, 2023 that provides for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch. In addition, under the Amended A&R Limited Waiver, the Company agreed to pay Blue Torch an “exit fee” equal to up to 5% of the aggregate outstanding principal balance of the Company’s indebtedness with Blue Torch as of the date of the Amended A&R Limited Waiver, plus accrued interest, subject to reduction or waiver if such Blue Torch indebtedness is repaid in full in cash by the dates specified therein. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the Amended A&R Limited Waiver attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein. See “Finance Arrangements” for additional detail on the Amended and Restated Limited Waiver and the related letters and amendments thereto.

Resale Registration Statement
The Company filed a registration statement on Form S-3 (referred to herein as the “Resale Registration
Statement”) with the SEC on May 12, 2023. The Company filed the Resale Registration Statement to register for resale the shares of common stock issued to the Purchasers under the Settlement Agreements. As of the date of this filing, the Resale Registration Statement has not been declared effective by the SEC. No securities may be sold under the Resale Registration Statement until it is declared effective by the SEC, and there can be no assurance as to whether or when such event will occur. See “Item 2 Unregistered Sale of Equity Securities and Use of Proceeds” for additional detail on the Resale Registration Statement and the Settlement Agreements, and “Item 1A Risk Factors” for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will," or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2022 filed on March 7, 2023 ("2022 Form 10-KT") including without limitation, those discussed in Item 1A. "Risk Factors." in part I. of the 2022 Form 10-KT, and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Factors Affecting Results of Operations

Seasonality

The revenue in our three months ended March 31, 2023, is reflective of the seasonality in the business which is driven by our sector and revenue stream mix where we see lower customer acquisition investments (in relative terms) by our clients in Q1 and Q4. We are well positioned to take advantage of the work that has been done over the past year as we enter into our strongest revenue generating quarters which are the key drivers for our business.

Restructuring Programs

During the year ended June 30, 2022 the Company initiated an intensive what was expected to be a year long organizational restructuring program in order to fully optimize the consolidated operations of the post-Acquisition consolidated company. The restructuring program resulted in costs not expected to recur that were incurred primarily for (1) workforce reductions of over 100 employees across multiple business functions and subsidiaries, (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other charges, which include but are not limited to legal fees, regulatory/compliance expenses, and contractual obligations. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on restructuring charges.

During the three months ended March 31, 2023 the Company leveraged the previously completed restructuring effort to begin the latter phases of its organizational restructuring which included various efforts related to the recapitalization of its Balance Sheet. On February 22, 2023 the Company announced that it retained leading Investment Banking firm Jefferies LLC to assist in optimizing its capital structure and to explore strategic alternatives. The Company has recently announced an Amended and Restated Limited Waiver with Blue Torch Capital, the Company's senior secured lender, which will provide the Company with time to explore different avenues and opportunities to enhance shareholder value. See Note 8 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the Blue Torch financing.

Additionally, on March 31, 2023, the Company and certain current and former holders of its Series E Convertible Stock ("the Purchasers") entered into Settlement Agreements (the "Settlement Agreements"). The Company and Purchasers are party to (i) that certain Securities Purchase Agreement, dated as of March 16, 2022, pursuant to which the original purchasers of the Series E Preferred Stock (the “Original Purchasers”) acquired shares of Series E Preferred Stock and accompanying warrants (the “Warrants”), subject to the terms and conditions contained therein, and (ii) that certain Registration Rights Agreement, dated as of March 16, 2022 (the “Registration Rights Agreement”), pursuant to which the Company and the Original Purchasers agreed to certain requirements and conditions covering the resale by the Original

Purchasers of the shares of Company common stock (the “Common Stock”) into which the Series E Preferred Stock are convertible (the “Conversion Shares”) and the Warrants are exercisable (the “Warrant Shares”). Under the terms of the Settlement Agreements, the parties thereto agreed to terminate the Registration Rights Agreement and the Securities Purchase Agreement and all rights respectively thereunder (other than the piggy-back rights set forth in Section 6(d) thereof) and to release any and all claims for liquidated damages under the Registration Rights Agreement, in exchange for the Company’s delivery to each such party of a number of shares of Company common Stock equal to the dollar amount of liquidated damages purportedly owed to each such Purchaser multiplied by four (4). The termination of the restrictions under the Registration Rights Agreement and the Securities Purchase Agreement will allow the Company to pursue additional opportunities. See “Item 1A Risk Factors” above for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith.

The Corporate restructuring program, the Blue Torch financing matters, and the Series E Equity matters have contributed to additional expenses for the Company such as costs for professional fees, legal and financial experts, special board committee members and other costs that are not in the ordinary course of business. These costs will continue to be incurred until the Company concludes a suitable transaction to reduce its debt service and stabilize its capital structure. These costs are primarily recorded within selling, general and administrative costs, unless otherwise specified, within the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022.
The table below sets forth, for the periods presented, certain historical financial information. The three months ended March 31, 2022, includes ten (10) days of Converge activity from the acquisition date March 22, 2022 to March 31, 2022.

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)

Revenue	$59,038,338	$15,685,000	$43,353,338	276%
Cost of revenue	50,283,718	11,738,000	38,545,718	328%
Gross profit	8,754,620	3,947,000	4,807,620	122%
Operating expenses:
Selling, general and administrative expenses	11,163,317	17,183,000	(6,019,683)	(35)%
Depreciation and amortization	2,063,295	429,000	1,634,295	381%
Total operating expenses	13,226,612	17,612,000	(4,385,388)	(25)%
Operating loss	(4,471,992)	(13,665,000)	9,193,008	(67)%
Other income (expense):
Interest expense	(3,440,656)	(100,000)	(3,340,656)	3341%
Miscellaneous income (expense)	47,888	(590,000)	637,888	(108)%
Total other expense	(3,392,768)	(690,000)	(2,702,768)	392%
Loss from operations before income taxes	(7,864,760)	(14,355,000)	6,490,240	(45)%
Income tax expense	(35,970)	(33,000)	(2,970)	9%
Net loss	$(7,900,730)	$(14,388,000)	$6,487,270	(45)%

Revenue

	Three Months Ended March 31,
	2023	2022
Managed Services	$35,263,518	$6,231,000
Performance Solutions	23,774,821	3,822,500
Other	—	5,631,500
Total	$59,038,339	$15,685,000

Revenues for the three months ended March 31, 2023 and 2022, were approximately $59.0 million and $15.7 million, respectively, an increase of approximately $43.4 million, or 276%. The increase was attributable to significant increases in the managed services and performance solutions revenue streams. These increases were driven by the full quarter performance in the current year as compared to only ten (10) days in the prior year. The increase in the number of days was due to the timing of the Converge Acquisition on March 21, 2022 in the prior year comparable period. This increase was slightly offset by a decrease in other revenue.

Costs of revenue

For the three months ended March 31, 2023, cost of revenues increased by $38.5 million, or 328%, to $50.3 million, as compared to the prior period. The increase was attributable to the full quarter activity of the managed services and performance solutions revenue streams driven by the timing of the Converge Acquisition in the prior year comparable period.

Gross profit

For the three months ended March 31, 2023, gross profit increased $4.8 million, or 122%, to $8.8 million, as compared to the prior period. The increase is primarily due to the increase in revenues partially offset by the increase in cost of revenues related to the Converge Acquisition as discussed above.

Selling, general, and administrative expenses

For the three months ended March 31, 2023, selling, general, and administrative expenses decreased $6.0 million, or 35%, to $11.2 million, as compared to the prior period. The decrease in selling, general, and administrative expenses was primarily driven by a decrease of $7.0 million in employee salaries and other employee-related costs (inclusive of stock-based compensation) and a decrease in travel and entertainment costs of approximately $0.1 million, partially offset by an increase in facilities costs of approximately $0.3 million, an increase in professional fees of approximately $0.2 million, an increase in restructuring and other related charges of approximately $0.2 million, an increase in $0.2 million related to various tax expenses, and an increase in board of directors fees of approximately $0.2 million.

The $7.0 million decrease in employees salaries and other employee-related costs was primarily driven by a decrease in employee stock-based compensation of $9.4 million in the current year period, partially offset by an increase in accrued bonuses of $1.0 million, the absence of a prior year adjustment of $0.9 million and an increase in employee salaries and benefits of $0.5 million.

The increase in facilities cost of approximately $0.3 million was primarily driven by the additional facilities acquired as part of the Converge Acquisition. This increase was offset by the removal of legacy facilities and leases as the Company continues its efforts to optimize the Company's balance sheet.

The increase in professional fees of approximately $0.2 million in the current year period was primarily related to the Company's Restructuring program, Blue Torch financing matters and Series E financing matters totaling approximately $2.4 million, partially offset by the absence of $2.6 million in acquisition costs incurred related to the Converge Acquisition during the prior year comparable period. See Note 8 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the Blue Torch financing. Additionally, see Note 10 and Note 11 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the Series E financing matters.

The increase in restructuring charges of approximately $0.2 million was primarily driven by severance payments and capital restructuring as part of the Company's efforts to address its legacy capital structure. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the restructuring program.

Depreciation and amortization

For the three months ended March 31, 2023, depreciation and amortization expense increased $1.6 million, or 381%, to $2.1 million, as compared to the prior period. The increase was primarily attributable to amortization of intangible assets and fixed assets acquired in March 2022 as a part of the Converge Acquisition.

Interest expense

For the three months ended March 31, 2023, interest expense increased $3.3 million, or 3341%, to $3.4 million, as compared to the prior period. This increase is primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 8 – Credit Facilities to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Company's Credit Facility.

Miscellaneous income (loss)

For the three months ended March 31, 2023, miscellaneous income increased $0.6 million, or 108%, to $47.9 thousand, as compared to the prior period. The increase in income during the three months ended March 31, 2023, was primarily related to the absence of approximately $0.8 million in business acquisition cost, offset by the absence of a gain on derivative liabilities, which accounted for approximately $0.2 million.

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

The following table sets forth the reconciliation of Net Income/(Loss), a GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,900,730)	$(14,388,000)
Interest expense	3,440,656	100,000
Income tax expense	35,970	—
Depreciation and amortization	2,063,295	429,000
EBITDA	(2,360,809)	(13,859,000)
Stock-based compensation expense	547,197	9,901,000
Non-recurring expenses related to financing matters (2)	2,282,451	—
Restructuring and other related charges (1)	692,203	—
Non-recurring financing expenses (3)	309,671	—
Related acquisition & related professional costs	—	2,658,000
Bad debt expense - one time	—	85,000
Legal settlement - one time	—	59,000
Adjusted EBITDA	1,470,713	(1,156,000)

1)	Approximately $0.5 million of restructuring expenses incurred during the quarter were expensed as incurred to selling, general, and administrative expenses and did not have a restructuring reserve.
2)	Costs primarily relate to Blue Torch financing matters. Costs are recorded in selling, general, and administration expenses.
3)	Costs primarily relate to the Preferred Series E equity matters. The total includes $0.2 million of partial liquidated damages expense.

Adjusted EBITDA for the three months ended March 31, 2023, increased by approximately $2.6 million, or 227%, to $1.5 million, as compared with the prior period. The increase of $2.6 million is primarily due to improved EBITDA of $11.5 million offset by decreases in non-cash stock-based compensation expense of $9.4 million and business acquisition costs of $2.7 million in the prior year comparable period, partially offset by several non-recurring costs during the current period including $2.3 million of non-recurring Blue Torch financing related matters, $0.7 million of restructuring charges, and $0.3 million of non-recurring Series E equity related costs incurred during the period.

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

We believe we have sufficient liquidity, including approximately $24.9 million in cash and cash equivalents, as of March 31, 2023, and anticipated future operating cash flows, to fund our business operations, and service the credit facility (see “Financing Agreements” below) during the next twelve months and foreseeable future. See Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q for a discussion of the Credit Facility.

Cash Flow Discussion

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(2,513,888)	$6,040,000
Net cash used in investing activities	$(5,497)	$(82,795,000)
Net cash (used in) provided by financing activities	$(986,250)	$113,511,000

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, decreased $8.6 million to $2.5 million. The decrease is largely attributable to fluctuations in working capital including amounts payable to vendors, decreased deferred and an increase in payments for professional services related to exploring strategic alternatives partially offset by a decrease increase net loss of $6.5 million. .

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023, decreased by approximately 82.8 million to $5 thousand as compared with the prior period. The decrease in cash used in investing activities is primarily related to the cash paid for the Converge acquisition in the prior period.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023, was $1.0 million and net cash provided by financing activities was $113.5 million for the prior period. The change of $114.5 million in cash used in financing activities in the current period was primarily due to a decrease in cash received from preferred stock of $44.4 million, a decrease in cash received from bank loan of $69.7 million, which was mainly offset by approximately $1.0 million in principal payments made for our credit facility.

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

The Company received an extension of the limited waiver due to noncompliance with certain covenants of the agreement. The amended limited waiver will expire on the earliest of the occurrence of an event of default under the financing agreement, a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and July 14, 2023, subject to potential extension if a definitive agreement that provides for repayment in full in cash of all indebtedness owing to Blue Torch or which is otherwise acceptable to Blue Torch. See “Subsequent Events” for additional detail on the Amendment to the A&R Limited Waiver.

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

The Company has made principal repayments aggregating to approximately $3.8 million through March 31, 2023, under the Credit Agreement. As of March 31, 2023, there was approximately $72.7 million outstanding under the Term Loan Facility.

In connection with the aforementioned note, the Company recorded deferred financing and issuance costs totaling approximately $9.2 million, including a $1.5 million upfront fee. The costs will be amortized over the life of the note using the effective interest rate method. During the three months ended March 31, 2023, the Company recorded approximately $0.6 million in amortization expense and made principal payments totaling approximately $1.0 million. During the three months ended March 31, 2022, the Company did not recognize amortization expense related to the note payable and did not make any principal payments.

On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of events of default under the Financing Agreement that related to the Company’s failure to satisfy certain financial and non-financial covenants. The Limited Waiver was scheduled to expire on October 28, 2022, if not terminated earlier by Blue Torch (“Waiver Period”), but was subsequently extended by the First Amendment to Limited Waiver to Financing Agreement dated as of October 28, 2022, the Second Amendment to the Limited Waiver to Financing Agreement dated as of November 11, 2022, the Third Amendment to the Limited Waiver to Financing Agreement dated as of November 25, 2022, the Fourth Amendment to the Limited Waiver to Financing Agreement dated as of December 9, 2022, the Fifth Amendment to the Limited Waiver to Financing Agreement dated as of December 23, 2022, the Sixth Amendment to the Limited Waiver to Financing Agreement dated as of January 13, 2023, and the Seventh Amendment to the Limited Waiver to the Financing Agreement dated January 31, 2023.
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

The A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “A&R Waiver Period”, and the date such period expires, the “Outside Date”). See “Subsequent Events” for additional detail on the Amendment to the A&R Limited Waiver.
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

See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Credit Agreement.

Contractual Obligations

As of March 31, 2023, we had non-cancelable operating lease commitments of $8.4 million, long-term debt with a $72.7 million principal balance, acquisition liabilities related to the Converge sellers of $9.3 million, liquidation damages related to the Preferred Series-E holders of $0.9 million, and restructuring liabilities of $0.9 million. For the three months ended March 31, 2023, the Company funded its operations using available cash.

In addition, see Notes 7. Credit Facilities and 8. Leases to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for the principal repayments required under the Company’s Term Loan Facility and maturities of the Company's operating lease liabilities, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted and Critical Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements not yet adopted.

Critical Accounting Policy & Estimates

There have been no material changes to the Company’s critical accounting policies from those set forth in our Transition Report on Form 10-K/T for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has continued to take steps to improve its controls and procedures, including but not limited to, formalizing policies and procedures, and enhancing month-end close processes and account reconciliations. Upon their implementation, these internal controls will dramatically improve in the near future our ability to prevent and detect mistakes, noncompliance and potential fraud.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings or may be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Transition Report on Form 10-K/T for the transition period ended December 31, 2022, from which there have been no material changes.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-KT, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our 2022 Form 10-KT.

Certain holders of our Series E Preferred Stock may assert a claim that the Company is in breach of the terms of certain agreements that have been terminated.

On March 31, 2023, we entered into Settlement Agreements (the “Settlement Agreements”) with certain current and former holders of our Series E Convertible Preferred Stock (the “Series E Preferred Stock”) (such holders, the “Purchasers”), pursuant to which, in exchange for the Purchasers agreeing to terminate any and all rights and obligations under the Series E Purchase Documents (defined below) (other than with respect to the “Piggy-Back Registration Rights” described below) and release any and all claims for liquidated damages under that certain Registration Rights Agreement, dated as of March 16, 2022 (the “Registration Rights Agreement”), the Company agreed to issue to each Purchaser a number of shares of common stock equal to the dollar amount of liquidated damages purportedly owed to each such Purchaser multiplied by four (4) (the “Settlement Shares”).

As of March 31, 2023, the Purchasers (i) were the registered or beneficial owners of more than 50.1% of the Registrable Securities under, and as defined in, the Registration Rights Agreement, and (ii) constituted the purchasers of more than 50.1% of the Series E Preferred Stock originally purchased under the Securities Purchase Agreement dated March 16, 2022 (the “Securities Purchase Agreement”, together with the Registration Rights Agreement, the “Series E Purchase Documents”). Therefore, in accordance with the terms of Series E Purchase Documents, as of March 31, 2023, each Series E Purchase Document and all rights and obligations thereunder were terminated and of no further force and effect. Notwithstanding the foregoing, under the terms of the Settlement Agreements, the “Piggy-Back Registration Rights” under Section 6(d) of the Registration Rights Agreement continue in effect (such piggy-back rights, the “Surviving Registration Rights”). The Settlement Agreements provide that the Surviving Registration Rights may be satisfied by the Company filing a separate registration statement with respect to the resale of the Settlement Shares. On May 12, 2023, in satisfaction of its obligations under the Settlement Agreements, the Company filed a registration statement on Form S-3 intended to register for resale the Settlement Shares (the “Resale Registration Statement”). No securities may be sold under the Resale Registration Statement until it is declared effective by the SEC, and there can be no assurance as to whether or when such event will occur.

The Company provided each holder of its Series E Preferred Stock the same opportunity to enter into settlement agreements on substantially identical terms. However, certain holders of our Series E Preferred Stock elected not to enter into settlement agreements with the Company (the “Non-Purchasers”), notwithstanding the effective termination of the Series E Purchase Documents (other than the Surviving Registration Rights, to which the Purchasers and the Non-Purchasers continue to be equally entitled and who were offered the same opportunity to be included as selling stockholders under the Resale Registration Statement). Such Non-Purchasers may allege that the Series E Purchase Documents remain in full force and effect with respect to such parties and that, as a result, the Non-Purchasers are expected to assert claims that the Company is in breach of the terms thereof, including by failing to include in the Registration Statement or the Resale Registration Statement the shares of common stock into which such Non-Purchasers’ Series E Preferred Stock converted or are convertible. The Non-Purchasers could seek to pursue payment of their respective portion of the unpaid liquidated damages purportedly owed to them and/or other remedies which could have a material adverse effect on the Company and its financial condition.

The foregoing summaries of the Settlement Agreements, the Securities Purchase Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to (i) in the case of the Settlement Agreements, the Form of Settlement Agreement filed as Exhibit 10.4 hereto and (ii) in respect of the Registration Rights Agreement and the Securities Purchase Agreement, as applicable, Exhibits 4.2 and 4.3 of the Company’s Form 8-K March 18, 2022, each of which is incorporated by reference herein.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Effective March 31, 2023, the “Company entered into Settlement Agreements (the “Settlement Agreements”) with certain current and former holders of its Series E Convertible Preferred Stock (the “Purchasers”) (the “Series E Preferred Stock”). Under the terms of the Settlement Agreements, the parties thereto agreed to terminate the Registration Rights Agreement and the Securities Purchase Agreement and all rights respectively thereunder (other than the piggy-back rights set forth in Section 6(d) thereof) and to release any and all claims for liquidated damages under the Registration Rights Agreement, in exchange for the Company’s delivery to each such party of a number of shares of Company common Stock equal to the dollar amount of liquidated damages purportedly owed to each such Purchaser multiplied by four (4). The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the Form of Settlement Agreement and Release of Claims, which is incorporated herein by reference to Exhibit 10.4 hereto. See Item 1A above for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2022).

4.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2022).

10.1†	Separation Agreement dated as of October 26, 2022 by and between Troika Media Group, Inc. and Andrew Bressman.

10.2†	Toama Letter Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023)

10.3†	Naidrich Letter Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2023)

10.4	Form of Settlement Agreement and Release of Claims (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2023).

10.5
Amended and Restated Limited Waiver dated February 10, 2023, between the Company and Blue Torch (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 16, 2023).

10.6*	Amendment No. 1 to Amended and Restated Limited Waiver dated May 8 2023, between the Company and Blue Torch.

31.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Troika Media Group, Inc.
(Registrant)

/s/ Erica Naidrich
(Signature)

Date: May 15, 2023	Name:	Erica Naidrich
	Title:	Chief Financial Officer
(Principal Financial Officer)