Form 10-Q
period 2023-06-30
Troika Media Group, Inc.
filed 2023-10-20
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☐ Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at October 20, 2023
Common Stock, $.001 par value	16,676,762

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,325,055	$28,403,797
Restricted cash	447,285	—
Accounts receivable, net	15,197,469	10,801,299
Prepaid expenses and other current assets	2,313,242	1,388,084
Total current assets	36,283,051	40,593,180

Other assets	675,729	702,750
Property and equipment, net	323,850	618,699
Right-of-use lease assets	2,696,108	3,029,785
Amortizable intangible assets, net	60,686,111	64,761,111
Goodwill	45,518,505	45,518,505
Total assets	$146,183,354	$155,224,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,475,164	$14,270,063
Accrued and other current liabilities	6,031,766	8,390,196
Accrued billable expenses	7,510,508	7,810,126
Deferred revenue	9,316,686	6,209,442
Current portion of long term debt, net of deferred financing costs	1,611,444	1,551,211
Convertible note payable	60,006	60,006
Note payable - related party, current	—	30,000
Operating lease liabilities, current	1,598,693	1,506,534
Acquisition liabilities	9,346,504	9,293,402
Contingent liability	939,224	3,385,000
Total current liabilities	61,889,995	52,505,980
Long-term liabilities:
Long-term debt, net of deferred financing costs	64,013,064	64,833,844
Operating lease liabilities, non-current	6,399,369	7,192,662
Other long-term liabilities	13,425	212,432
Total liabilities	132,315,853	124,744,918
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value: 25,000,000 shares authorized	—	—
Series E Preferred Stock ($0.01 par value: 500,000 shares authorized, 14 and 310,793 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively); redemption amount and liquidation preference $0.0 million and $31.1 million , as of June 30, 2023 and December 31, 2022, respectively	—	3,107
Common stock, ($0.001 par value: 32,000,000 shares authorized; 16,676,762 and 5,572,089 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	16,677	5,572
Additional paid-in-capital	269,350,052	265,806,976
Accumulated deficit	(255,499,228)	(235,336,543)
Total stockholders’ equity	13,867,501	30,479,112
Total liabilities and stockholders’ equity	$146,183,354	$155,224,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$58,689,147	$85,381,703	$117,727,485	$101,066,703
Cost of revenue	52,945,735	67,969,498	103,229,453	79,707,498
Gross profit	5,743,412	17,412,205	14,498,032	21,359,205

Operating expenses:
Selling, general and administrative expenses	12,114,352	13,991,857	23,051,346	31,174,857
Depreciation and amortization	2,065,753	2,267,780	4,129,048	2,696,780
Restructuring and other related charges	(324,907)	5,590,932	(98,584)	5,590,932
Impairment and other losses (gains), net	—	8,937,677	—	8,937,677
Total operating expenses	13,855,198	30,788,246	27,081,810	48,400,246
Operating loss	(8,111,786)	(13,376,041)	(12,583,778)	(27,041,041)
Other income (expense):
Interest expense	(3,449,052)	(2,796,367)	(6,889,708)	(2,896,367)
Miscellaneous expense	(680,087)	(1,937,673)	(632,199)	(2,527,673)
Total other expense	(4,129,139)	(4,734,040)	(7,521,907)	(5,424,040)
Loss from operations before income taxes	(12,240,925)	(18,110,081)	(20,105,685)	(32,465,081)
Income tax (expense) benefit	(21,030)	54,075	(57,000)	21,075
Net loss	(12,261,955)	(18,056,006)	(20,162,685)	(32,444,006)
Foreign currency translation adjustment	—	(605,438)	—	(569,438)
Comprehensive loss	$(12,261,955)	$(18,661,444)	$(20,162,685)	$(33,013,444)

Loss per share:
Basic	$(0.73)	$(6.60)	$(1.51)	$(13.41)

Weighted average number of shares outstanding:
Basic	16,738,384	2,735,084	13,395,164	2,420,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Stockholders’ Equity
	Amount	Amount	Amount
Balance - December 31, 2022	$—	$3,107	$5,572	$265,806,976	$(235,336,543)	$—	$30,479,112
Stock-based compensation expense	—	—	—	547,197	—	—	547,197
Cashless exercise of warrants for common shares	—	—	5,646	(5,646)	—	—	—
Conversion of Preferred Series E shares to common shares	—	(3,048)	4,877	(1,829)	—	—	—
Partial liquidated damages settled in common shares	—	—	428	2,672,748	—	—	2,673,176
Net loss	—	—	—	—	(7,900,730)	—	(7,900,730)
Balance - March 31, 2023	$—	$59	$16,523	$269,019,446	$(243,237,273)	$—	$25,798,755
Rounding adjustment resulting from one (1) for twenty-five (25) reverse stock split	—	—	31	(31)	—	—	—
Stock-based compensation expense	—	—	—	330,580	—	—	330,580
Conversion of Preferred Series E shares to common shares	—	(59)	2	57	—	—	—
Issuance of common stock via At-the-Market offering, net	—	—	121	—	—	—	121
Net loss	—	—	—	—	(12,261,955)	—	(12,261,955)
Balance - June 30, 2023	$—	$—	$16,677	$269,350,052	$(255,499,228)	$—	$13,867,501
Balance — December 31, 2021	$7,000	$—	$1,760	$208,127,240	$(193,138,000)	$(386,000)	$14,612,000
Record vested deferred compensation relating to Redeeem employees	—	—	—	805,000	—	—	805,000
Issuance of common stock related to Converge acquisition	—	—	480	14,874,520	—	—	14,875,000
Record preferred stock issued to PIPE	—	5,000	—	(5,000)	—	—	—
Stock-based compensation	—	—	320	9,095,680	—	—	9,096,000
Foreign currency translation reclassification	—	—	—	—	—	36,000	36,000
Net loss	—	—	—	—	(14,388,000)	—	(14,388,000)
Balance - March 31, 2022	$7,000	$5,000	$2,560	$232,897,440	$(207,526,000)	$(350,000)	$25,036,000
Stock-based compensation	—	—	—	4,204,534	—	—	4,204,534
Acquisition adjustments	—	—	—	257,849	—	—	257,849
Redemption of Preferred Series A	(7,000)	—	—	(439,200)	—	—	(446,200)
Foreign currency translation reclassification	—	—	—	—	—	(605,438)	(605,438)
Net loss	—	—	—	—	(18,056,006)	—	(18,056,006)
Balance - June 30, 2022	$—	$5,000	$2,560	$236,920,623	$(225,582,006)	$(955,438)	$10,390,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,162,685)	$(32,444,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,129,048	2,696,780
Amortization of right-of-use assets	333,677	728,455
Amortization of deferred financing costs	1,151,953	791,292
Impairments and other losses (gains), net	—	8,937,677
Stock-based compensation	877,778	13,300,534
Accretion of interest on acquisition liabilities	53,102	—
Gain on derivative liabilities	—	(626,145)
Provision for bad debt	(135,705)	243,524
Partial liquidated damages expense	227,400	3,615,000
Change in operating assets and liabilities:
Accounts receivable	(4,260,465)	(10,612,057)
Prepaid expenses	(925,158)	(954,183)
Accounts payable and accrued expenses	8,838,694	9,247,500
Other assets	27,021	17,269
Operating lease liability	(701,134)	(2,904,470)
Due to related parties	—	(7,000)
Deferred revenue	3,107,244	4,345,159
Other long-term liabilities	(199,009)	(121,361)
Net cash used in operating activities	(7,638,239)	(3,746,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,839)	(70,638)
Net cash paid for acquisition of Converge	—	(82,730,000)
Net cash used in investing activities	(50,839)	(82,800,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made for bank loan	(1,912,500)	(956,250)
Payments for note payable to related party	(30,000)	(50,000)
Proceeds from at-the-market offering, net	121	—
Proceeds from the issuance of preferred stock, net of offering costs	—	44,405,000
Proceeds from bank loan, net of debt issuance cost	—	69,717,960
Payments made for the redemption of Series A preferred stock	—	(446,400)
Payment of stimulus loan programs	—	(435,000)
Net cash (used in) provided by financing activities	(1,942,379)	112,235,310
Effect of exchange rate on cash	—	1,003,161
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(9,631,457)	$26,691,801
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — beginning of period	28,403,797	5,982,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — end of period	$18,772,340	$32,673,801
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$5,714,032	$1,998,958
Income taxes	$—	$—
Noncash investing and financing activities:
Conversion of Series E Preferred shares to common shares	$31,078,000	$—
Cashless exercise of warrants for common shares	$34,690,000	$—
Settlement of contingent liability in common shares	$2,673,176	$—
Write-off of property and equipment	$291,641	$—
Fair value of common stock issued relating to the Converge Acquisition	$—	$14,875,000
Warrants issued relating to debt financing	$—	$2,232,000
Warrants issued relating to equity financing	$—	$28,407,000
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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022. The financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Reverse Stock Split

On June 1, 2023, we effected a reverse stock split (the "Reverse Split") of our Common stock, par value $.001 par share ("Common Stock") such that each stockholder received 1 share of Common Stock for every 25 shares owned by such stockholder before the Reverse Split. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the Reverse Split and subsequent share exchange. No fractional shares were issued as a result of the Reverse Split, as fractional shares of Common Stock were rounded up to the nearest whole share.

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions or events raise substantial doubt about its ability to meet its obligations as they become due within one year from the date that financial statements are issued. In performing this evaluation as of the date of the filing of this 10-Q, the Company has determined there is substantial doubt that the Company will have sufficient liquidity under its cash flow forecasts to fund commitments for the twelve months following the date of the filing of this 10-Q.

The costs of and distractions caused by restructuring, pursuing a Potential Transaction, negotiating amendments to the Financing Agreement, and servicing the Blue Torch debt, have materially depleted liquidity and negatively impacted performance of the Company. Consequently, management has concluded that there is substantial doubt about the Company’s ability to fund ongoing operations and meet debt service obligations over the ensuing twelve month period. To preserve operating liquidity and maintain optionally, the Company chose not to make the principal and interest payment due to Blue Torch on September 30, 2023 and negotiated a wavier of that default and other specified events of default through October 20, 2023. The Company is currently in negotiations to extend that date.

As has been previously reported and as summarized below in Note 8. Credit Facilities, the Company agreed with its senior lender, Blue Torch Finance LLC ("Blue Torch"), to undertake a process with an investment banker to facilitate the repayment in full of Blue Torch debt either through an acquisition or disposition involving the Company, a refinancing, or some combination thereof (a “Potential Transaction”). As a result, in December 2022, the Company engaged Jefferies LLC (“Jefferies”), a leading global full-service investment banking and capital markets firm, and the Board of Directors of the Company (the "Board") formed a Special Committee to, among other things, oversee a Potential Transaction. In the absence of a Potential Transaction, the Company and Blue Torch have, in good faith, continued to negotiate to resolve ongoing issues. However, the Company can provide no assurance that it will be able to execute a Potential Transaction, or reach a final agreement with Blue Torch default. However, the Company will request additional waivers and seek further extensions, if required.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Restricted cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. Restricted cash of approximately $0.4 million as of June 30, 2023, consists of cash deposits received from the at-the-market ("ATM") issuance held by B.Riley Securities, Inc., our agent for sale of Common Stock under the ATM ("ATM Agent") and must be paid to Blue Torch in accordance with the terms of the Financing Agreement. There was no restricted cash balance as of December 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Not Applicable.

NOTE 3 – Converge Direct Acquisition

On the March 22, 2022 (the "Closing Date"), the Company and CD Acquisition Corp. ("CD"), as purchasers, and Thomas Marianacci, Maarten Terry, Sadiq ("Sid") Toama and Michael Carrano, as sellers (the "Converge Sellers") closed on the acquisition of all the equity of Converge Direct LLC (together with its affiliates, "Converge") and 40% of the equity of Converge Marketing Services, LLC ("CMS") an affiliated entity, for a notional aggregate purchase price of $125.0 million, valued for accounting purposes at approximately $114.9 million pursuant to the Membership Interest Purchase Agreement, dated November 22, 2021 (the "MIPA").

Purchase Price

The cash portion of the purchase price consisted of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow payable upon satisfaction of certain conditions, and another $5.0 million payable 12 months after the acquisition date contingent on the Company satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2.00 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares were subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA dated as of November 22, 2021, as amended, an aggregate of $2.5 million (10%) or 1,250,000 shares of the Common Stock issued to the Sellers are held in escrow to secure against claims for indemnification. The escrowed shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The escrowed shares have not yet been released. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805). On the Closing Date, Converge became a wholly-owned subsidiary.

At March 22, 2022 the Company recorded the $5.0 million payable due March 21, 2023, at its then net present value of $4.7 million. Further, pursuant to the MIPA, the Company recorded an additional liability totaling $4.3 million which represents the excess net working capital value received by the Company at the purchase date. Per the terms of the MIPA, this amount was to be repaid within 120 days of closing. As of June 30, 2023, a total of $9.3 million is included within acquisition liabilities on the condensed consolidated balance sheets.

On March 21, 2022, the Company entered into employment agreements with Mr. Toama and Mr. Marianacci, two (2) of the Converge Sellers. Mr. Toama was appointed President of TMG and Mr. Marianacci was appointed as President of the Converge entities.

On February 13, 2023, the Company and Mr. Toama entered into a letter agreement (the "Toama Letter Agreement") amending certain terms of Mr. Toama’s employment agreement, including by appointing him Chief Executive Officer of the Company. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 16, 2023, the contents of which are incorporated by reference herein.

On May 26, 2023, the Company and Mr. Toama entered into a new employment agreement and a new restrictive covenant agreement (together, the “New Agreements”). The New Agreements supersede Mr. Toama’s prior Executive Employment Agreement with the Company effective March 21, 2022, as the same was amended by the Toama Letter Agreement. For a description of the material terms of the New Agreements, see the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2023, the contents of which are incorporated by reference herein.

On August 14, 2023, the Company terminated the employment of Mr. Toama for “Cause,” pursuant to the terms of the New Agreements. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 13, 2023, the contents of which are incorporated by reference herein. Mr. Marianacci resigned his employment with the Company on September 28, 2023. See "Subsequent Events" of this Quarterly Report on Form 10-Q for more information on the termination of the employment of Mr. Toama for "Cause" and the resignation of Mr. Marianacci.

Purchase Price Allocation

The Company negotiated the purchase price based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution, production, and service networks. The acquisition purchase price is allocated based on the fair values of the assets acquired and liabilities assumed, which are based on management estimates and third-party appraisals. The Company engaged a valuation expert to provide guidance to management which was considered and in part relied upon in completing its purchase price allocation. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill.

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

UNAUDITED PRO FORMA OPERATING RESULTS

The following unaudited pro forma information presents the combined results of operations as if the acquisition of Converge had been completed on January 1, 2022.

For the six months ended
June 30, 2022

Revenue	$155,924,997
Cost of revenue	128,643,653
Gross profit	27,281,344
Operating expenses	(50,638,734)
Operating loss	(23,357,390)
Other expenses	(6,668,896)
Net loss	$(30,026,286)

NOTE 4. Revenue and Accounts Receivable

The Company generates revenues primarily by delivering both managed services and performance based marketing services to customers. The Company’s revenue recognition policies describe the nature, amount, timing and uncertainty associated with each major source of revenue from contracts with customers are summarized below.

Managed and Professional Services

The Company provides managed and professional services (such as, but not limited to, media planning, media buying, media ROI measurement, and media or marketing performance reporting). The Company is compensated for the delivery of services and/or goods to a client and the revenue includes both the anticipated costs to deliver the product or service as well as the Company’s margin, which is arranged in one of three ways (i) a predetermined fixed fee amount (ii) cost plus margin or (iii) a predetermined commission percentage based on the total media spend executed by the Company on a client’s behalf.

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

The Company recognizes revenues for performance advertising when a user engages with the advertisement, such as a click, view, call, or purchase. The Company’s payment terms vary by the type of customer. Generally, payment terms range from prepayment to sixty (60) days after revenue is earned.

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

Contract Balances from Contracts with Customers

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of when the customer is issued the invoice. Once the Company has an unconditional right to consideration under these contracts, the contract assets are recorded to accounts receivable on the condensed consolidated balance sheets.

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, a contract liability (deferred revenue) is recorded. Deferred revenue is recognized as revenue when, or as, control of the services is transferred to the customer and all revenue recognition criteria have been met.

The Company’s customer base is highly concentrated. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers. For the six months ended June 30, 2023 and June 30, 2022 five (5) customers accounted for 82% and 67% of our revenues, respectively.

The following table provides information about current contract balances from contracts with customers:

	June 30,	December 31,
	2023	2022
Accounts receivable	$15,197,469	$10,801,299
Deferred revenue	$9,316,686	$6,209,442

Accounts receivable is presented net of allowance for doubtful accounts. The Company analyzes receivables aging, customer specific risks, and other factors to estimate its allowance. The Company’s allowance for doubtful accounts was approximately $0.9 million and $1.0 million as of June 30, 2023, and December 31, 2022, respectively.

The amount of revenue recognized during the three and six months ended June 30, 2023, relating to the deferred revenue recorded as of December 31, 2022, was approximately $0.3 million and $0.4 million, respectively.

NOTE 5. Property and Equipment

Property and equipment consist of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Computer equipment	$318,968	$820,000
Website design	—	6,000
Office machine & equipment	—	109,000
Furniture & fixtures	18,609	338,000
Leasehold improvements	154,383	436,000
Total Property and equipment	491,960	1,709,000
Less: accumulated depreciation	(168,110)	(1,090,000)
Property and equipment, net	$323,850	$619,000

During the three months ended June 30, 2023, and 2022, depreciation expense was approximately $28 thousand and $56 thousand, respectively.

During the six months ended June 30, 2023 and 2022, depreciation expense was approximately $54 thousand and $89 thousand, respectively.

During the six months ended June 30, 2023, the Company wrote-off approximately $0.3 million of property and equipment related to the legacy Troika and Mission entities. The write-off of the property and equipment was recorded against the restructuring liabilities. There were no write-offs in the three months ended June 30, 2023.

NOTE 6. Amortizable Intangible Assets & Goodwill

The Company's intangible assets subject to amortization are as follows:

	June 30, 2023	December 31, 2022
Customer relationship	$53,600,000	$53,600,000
Technology	10,400,000	10,400,000
Tradename	7,100,000	7,100,000
Total intangible assets	71,100,000	71,100,000
Less: accumulated amortization	(10,413,889)	(6,339,000)
Total amortizable intangible assets, net	$60,686,111	$64,761,000

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

During the three months ended June 30, 2023 and 2022, amortization expense was approximately $2.0 million and $2.2 million, respectively.

During the six months ended June 30, 2023 and 2022, amortization expense was approximately $4.1 million and $2.6 million, respectively.

As of June 30, 2023, estimated amortization expense related to the Company's intangible assets is as follows:

Fiscal year ending December 31:
Remaining 2023	$4,075,000
2024	8,150,000
2025	8,150,000
2026	8,150,000
2027	6,532,222
Thereafter	25,628,889
Total	$60,686,111

Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. The Company completed its quarterly triggering events assessments for the six months ended June 30, 2023, during which there was no impairment, and June 30, 2022, during which there were impairments of approximately $0.4 million.

Goodwill

As of June 30, 2023 and June 30, 2022, the balance of goodwill was approximately $45.5 million and $45.5 million, respectively. For the three months ended June 30, 2022, the Company recorded goodwill impairment charges of approximately $6.7 million and $2.0 million related to the Mission U.K. and Redeeem subsidiaries, respectively, as a result of the Company's annual impairment testing. There were no goodwill impairment charges recorded in the three and six months ended June 30, 2023.

Although the Company's next annual measurement date for testing for impairment to goodwill and intangible assets is not required until October 31, 2023, the Company believes that there is a significant likelihood that once tested there could be a substantial adjustment to both goodwill and intangibles.

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

Company management performed an analysis of the certain Troika, Mission, and Redeeem companies to determine whether discontinued operation classification was appropriate. In the evaluation, the Company considered ASC 205 Presentation of Financial Statements and specifically ASC 205-20 Discontinued Operations. Under that guidance, a disposal shall be reported in discontinued operations if the disposal represents a strategic shift that will have a major impact on an entity’s operations and financial results. The Troika, Mission, and Redeeem subsidiaries did not have a major impact on the Company's operations, and management did not consider them to be separate segments or geographic areas in our reported results. The subsidiaries were consolidated, operated within the same geographical areas, and provided similar professional services as the Converge business, which are marketing and advertising consultative services. Therefore, the Company does not believe this represented a strategic shift in business operations but a strategic overhaul in cost reduction, operating efficiencies and establishing a stable baseline for future scalable growth. Further, the Company considered if the abandonment of these subsidiaries had a major effect on the entities’ operations and financial results. We noted that the guidance does not provide any “bright lines” when evaluating the quantitative factors that would represent a strategic shift.  The Company does believe that these changes will deliver significant future cost savings to the consolidated entity in the form of selling, general and administrative costs as a result of the workforce reductions and excess facilities costs.

Based on the quantitative analysis of the six months ended December 31, 2022 results, the Company noted that the total revenues from these certain subsidiaries only constituted three point six (3.6%) percent of total consolidated revenues, one (1%) percent of the total consolidated assets, and seven percent (7%) of total consolidated liabilities. Based on this analysis the Company determined there was not a significant impact on the Company’s operations and financial results. Therefore, discontinued operations reporting was not required.

For the three months ended June 30, 2023 and 2022, the Company recorded approximately $0.3 million of net restructuring credits and $5.6 million in costs, respectively. Net restructuring credits for the three months ended June 30, 2023 primarily consisted of approximately $0.6 million of credits related to favorable settlements of executive and employee severance and benefit payments and the reclassification of approximately $0.3 million, of liabilities recorded in the first quarter 2023 related to potential severance payments, to accrued and other liabilities. These credits were partially offset by associated legal fees of approximately $0.6 million, which did not have a restructuring reserve liability.

For the six months ended June 30, 2023 and 2022, the Company recorded approximately $0.1 million of net restructuring credits and $5.6 million in costs, respectively. Net restructuring credits for the six months ended June 30, 2023 primarily consisted of approximately $0.3 million in credits related to favorable settlements of executive and employee severance and benefit payments and the reclassification of approximately $0.3 million of restructuring liabilities related to potential severance payments to accrued and other liabilities. These credits were partially offset by associated legal fees of approximately $0.6 million, which did not have a restructuring reserve liability.

The restructuring reserve liability is presented within the accrued and other current liabilities line within the consolidated balance sheets. The change in the restructuring reserve liability for the three and six months ended June 30, 2023 was as follows:

	Severance and termination costs	Other exit costs	Total
Balance as of December 31, 2022	$496,599	$401,260	$897,859
Charges	327,000	—	327,000
Payments	(69,968)	—	(69,968)
Credits	—	(296,264)	(296,264)
Balance as of March 31, 2023	753,631	104,996	858,627
Charges	—	—	—
Payments	(135,435)	—	(135,435)
Credits	(605,232)	4,791	(600,441)
Balance as of June 30, 2023	$12,964	$109,787	$122,751

There was no restructuring reserve as of June 30, 2022.

NOTE 8. Credit Facilities

Debt related to the Senior Secured Credit Facility, Convertible Note Payable, and Related Party Note Payable consisted of the following:

	Effective Interest Rate	June 30, 2023	December 31, 2022
Senior Note due 2026 (1)	17.1%	$65,624,508	$66,385,055
Convertible Note		60,006	60,006
Related Party Note		—	30,000
Total debt		65,684,514	66,475,061
Less: current portion		1,671,450	1,641,217
Long-term debt, excluding current portion		$64,013,064	$64,833,844

(1) Includes unamortized discount and issuance costs of approximately $6.1 million and $7.2 million, as of June 30, 2023 and December 31, 2022, respectively.

Senior Secured Credit Facility

On March 21, 2022, the Company entered into the Financing Agreement with Blue Torch in connection with the Converge Acquisition. This $76.5 million First Lien Senior Secured Term Loan (the “Credit Facility”) was used in part to fund the purchase price of the Converge Acquisition, as well as, for working capital and general corporate purposes.

The Credit Facility provides for: (i) a term loan in the amount of $76.5 million; (ii) an interest rate of the LIBOR Rate Loan of three (3) months; (iii) a four-year maturity amortized 5.0% per year, payable quarterly; (iv) a one (1.0%) percent commitment fee and an upfront fee of two (2.0%) percent ($1.5 million) of the Credit Facility paid at closing, plus an administrative agency fee of $250,000 per year; (v) a first priority perfected lien on all property and assets including all outstanding equity of the Company’s subsidiaries; (vi) one point five (1.5%) fully-diluted penny warrant coverage in the combined entity; (vii) mandatory prepayment for fifty (50%) percent of excess cash flow and 100% of proceeds from various transactions; (viii) customary affirmative, negative and financial covenants; (ix) delivery of audited financial statements of Converge; and (x) customary closing conditions. The Company agreed to customary restrictive covenants in the Credit Facility and leverage ratios, fixed charge coverage ratios, and maintaining liquidity of at least $6.0 million at all times.

On September 22, 2023, the Company and Blue Torch entered into the First Amendment to Financing Agreement by adding provisions for the use of secured overnight financing rate loans in place of LIBOR rate loans. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 27, 2023, the contents of which are incorporated by reference herein.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch, which were delivered during fourth quarter of fiscal year 2022. As of June 30, 2023, Blue Torch has not authorized the release of the funds in escrow.

Although the Company believes that the Converge Sellers’ recourse is solely to the escrow account, it is possible that the Converge Sellers could make claims against the Company for the deferred amount. In the event that the Converge Sellers were to make and be successful in such claims, the Company believes that a court would likely order Blue Torch to release the escrowed funds to satisfy such claims

In connection with the Credit Facility, the Company recorded debt discount and issuance costs totaling approximately $9.2 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. For the three and six months ended June 30, 2023, amortization of deferred financing costs was approximately $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2022, amortization of deferred financing costs were approximately $0.6 million and $0.8 million, respectively.

For the three and six months ended June 30, 2023 the Company made principal payments totaling approximately $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2022 the Company made principal payments totaling approximately $1.0 million and $1.0 million, respectively.

At June 30, 2023, the principal payments required under the Term Loan Facility are as follows:

Fiscal year ending December 31:
Remaining 2023	$1,912,500
2024	3,825,000
2025	3,825,000
2026	62,156,250
Total maturities	$71,718,750
At any time on or after March 21, 2022, and on or prior to March 21, 2026, the Lenders have the right to subscribe for and purchase from the Company, up to initially 77,178 shares of Common Stock, subject to adjustment. During the six months ended December 31, 2022, the number of shares increased to 177,178. The exercise price per share of Common Stock under this Warrant shall be $0.01 per share. If at any time when this Warrant becomes exercisable and a related Registration Statement is not in effect, the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. The shares have been adjusted to reflect the one (1) for twenty-five (25) reverse stock split.
As of June 30, 2023, the fair value of long-term debt is considered to approximate its stated value of $71.7 million.

Blue Torch Extensions, Waivers and Amendments

On October 14, 2022, Blue Torch and the Company entered into a Limited Waiver of events of default under the Financing Agreement that related to the Company’s failure to satisfy certain financial and non-financial covenants (as amended, the "Original Limited Waiver"). The Original Limited Waiver was initially scheduled to expire on October 28, 2022, if not terminated earlier by Blue Torch (“Original Waiver Period”), but the Original Waiver Period was subsequently extended through February 10, 2023 by the First Amendment to Limited Waiver to Financing Agreement dated as of October 28, 2022, the Second Amendment to the Limited Waiver to Financing Agreement dated as of November 11, 2022, the Third Amendment to the Limited Waiver to Financing Agreement dated as of November 25, 2022, the Fourth Amendment to the Limited Waiver to Financing Agreement dated as of December 9, 2022, the Fifth Amendment to the Limited Waiver to Financing Agreement dated as of December 23, 2022, the Sixth Amendment to the Limited Waiver to Financing Agreement dated as of January 13, 2023, and the Seventh Amendment to the Limited Waiver to the Financing Agreement dated January 31, 2023, and the Eight Amendment to the Limited Waiver to the Financing Agreement dated as of February 7, 2023.

On February 10, 2023, Blue Torch and the Company entered into an Amended and Restated Limited Waiver (the “First A&R Limited Waiver”) of certain events of default (such events of default, the “Specified Events of Default”) under the Financing Agreement, which amended and restated the Original Limited Wavier. The First A&R Limited Waiver provided that, among other things, during the First A&R Waiver Period (defined below), the Company would comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to Converge Sellers. The First A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to sixty 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “First A&R Waiver Period”, and the date referenced in subclause (z) above, the “Outside Date”).

On April 14, 2023 and April 28, 2023, Blue Torch and the Company entered into letter agreements (the “Extension Letters”, collectively with the First A&R Limited Waiver and associated side letter, the “Prior Waiver Documents”) that extended the Applicable Milestones (as defined below). The “Applicable Milestones” included (i) the date for which potential acquirers (collectively, “bidders” and each a “bidder”) would be required to submit binding bids to acquire the Company, (ii) the date by which the Company would be required to select a winning bidder, and (iii) the date by which the winning bidder and the Company would be required to enter into definitive documentation providing for an acquisition of the Company or a refinancing of its indebtedness with Blue Torch, in each case subject to the terms and conditions of the Extension Letters and the First A&R Limited Waiver.

On May 8, 2023, the Company and Blue Torch entered into a first amendment to the First A&R Limited Waiver (the “First Amendment to First A&R Limited Waiver”) and an amended and restated letter agreement that, in each case, superseded the Prior Waiver Documents, and pursuant to which the Company affirmed its commitment to work in good faith to consummate a sale of the Company’s business or assets or a refinancing transaction before the expiration of the First A&R Waiver Period, and Blue Torch agreed to remove the Applicable Milestones and to extend the Outside Date from June 30, 2023 to July 14, 2023, subject to a potential extension if a definitive written agreement is delivered on or prior to July 14, 2023 that provides for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch. In addition, under the First Amendment to the First A&R Limited Waiver, the Company agreed to pay Blue Torch an “exit fee” equal to five (5%) percent of the aggregate outstanding principal balance of the Company’s indebtedness with Blue Torch as of the date of the First Amendment to the First A&R Limited Waiver, plus accrued interest, subject to reduction or waiver if such Blue Torch indebtedness is repaid in full in cash by the dates specified therein. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, Amendment No. 1 to the A&R Limited Waiver attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q. See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of Amendments Two, Three, and Four to the First A&R Limited Waiver, the First Amendment to the Financing Agreement, the Second A&R Limited Waiver and the First Amendment to the Second A&R Limited Waiver.

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

During the three months ended June 30, 2023, and 2022, lease expense was approximately $0.3 million and $0.4 million, respectively.

During the six months ended June 30, 2023, and 2022, lease expense was were approximately $0.6 million and $0.8 million, respectively.

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

Undiscounted Cash Flows
Weighted average remaining lease term in years	2.7 years
Weighted average discount rate	5.50%

As of June 30, 2023, the maturities of the Company's operating lease liabilities are as follows:

Remainder of fiscal year ending December 31, 2023	$1,016,167
2024	1,954,575
2025	1,449,060
2026	1,453,734
2027	1,117,060
Thereafter	2,354,471
Total undiscounted operating lease payments	9,345,067
Less: Imputed interest	(1,347,005)
Total operating lease liabilities	7,998,062
Less: current portion of operating lease liabilities	(1,598,693)
Non-current operating lease liabilities	$6,399,369

NOTE 10 – Commitments and Contingencies

Commitments

As of June 30, 2023, commitments of the Company in the normal course of business in excess of one year are as follows:

	Payments Due by Period
	Remaining 2023	Years 2-3	Years 4-5	>5 Years	Total
Operating lease obligations (a)	$1,016,167	$3,403,635	$2,570,794	$2,354,471	$9,345,067
Debt repayment (b)	1,912,500	7,650,000	62,156,250	—	71,718,750
Restructuring liabilities (c)	122,751	—	—	—	122,751
Acquisition liabilities (d)	9,346,504	—	—	—	9,346,504
Total	$12,397,922	$11,053,635	$64,727,044	$2,354,471	$90,533,072

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

Partial Liquidated Damages

For the three months ended June 30, 2022, approximately $3.6 million of partial liquidated damages charges were recorded and there were no such charges recorded for the three months ended June 30, 2023. For the six months ended June 30, 2023 and June 30, 2022, the Company recorded approximately $0.2 million and $3.6 million, respectively, of partial liquidated damages expense which was recorded within miscellaneous expenses on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023 and December 31, 2022, the Company had approximately $0.9 million and $3.4 million, respectively, related to the outstanding partial liquidated damages, which is presented within the line contingent liability on the condensed consolidated balance sheets. As of June 30, 2023, approximately $3.6 million of liquidated damages were paid in cash and approximately $2.7 million was settled in common shares.

On March 21, 2023, the Company disclosed on Form 8-K its intent to engage in negotiations with stockholders ("Series E Holders") of the Company's Series E Convertible Preferred Stock, par value $.01 per share ("Series E Preferred Stock") to waive certain provisions of the Securities Purchase Agreement (the "Series E Purchase Agreement') and the related Registration Rights Agreement each entered into on March 16, 2022 with the Series E Holders (the "Series E Registration Rights Agreement"), and to settle Series E Holders' claims for liquidated damages owed, if any, under the Series E Registration Rights Agreement. The Company provided each Series E Holder the same opportunity to enter into Settlement Agreements (the "Series E Settlement Agreements") on substantially identical terms. However, certain Series E Holders elected not to enter into Series E Settlement Agreements, notwithstanding the effective termination of the Series E Purchase Agreement and related documents (other than certain rights surviving under the Series E Registration Rights Agreement, to which all Series E Holders continue to be equally entitled). The maximum liquidated damages before interest was capped at $7.0 million. See Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information related to the partial liquidated damages.

401K Matters

In the calendar year 2022, the Company discovered that it had not made the safe harbor non-elective employer contributions to the Troika Design 401k plan in 2017 pursuant to its 3% formula under plan terms, and the Company corrected that contribution for the affected participants, with earnings, in 2022.

The Company also discovered that it did not make the three (3%) percent safe harbor non elective employer contributions to the 401k plan for plan years 2018 through 2022. When the error was discovered in 2022, the Company attempted to correct the error by performing the applicable non-discrimination tests and by making qualified non-elective contributions ("QNECs") to affected participant accounts. However, as the administration of the 401k plan did not conform to the plan terms with respect to the three (3%) percent employer contribution, additional correction is required. Although the Company is evaluating the appropriate corrective approach, the Company has accrued approximately $1.2 million related to the safe harbor 2018 – 2022 contributions, as of June 30, 2023.

Legal Matters

We may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Machinist Litigation

On February 7, 2023, Robert Machinist, the former Chief Executive Officer and Chairman of the Board, filed a Complaint against the Company in the Supreme Court of the State of New York in a case styled Robert Machinist v. Troika Media Group, Inc., No. 650728/2023. Mr. Machinist alleged that the Company breached a Separation Agreement between Mr. Machinist and the Company, dated May 19, 2022, by not paying certain severance and other benefits. The Complaint sought damages with interest, a declaration that Mr. Machinist is entitled the payments sought by the Complaint (and an injunction compelling the Company to pay them), and an award of Mr. Machinist’s costs incurred in connection with the litigation. On May 15, 2023, the Company entered into a settlement agreement with Mr. Machinist pursuant to which Mr. Machinist dismissed his claims against the Company with prejudice in exchange for a cash settlement payment which was paid on May 17, 2023.

See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of additional Legal Matters, which such matters in the opinion of management if a final outcome was negative could have a material adverse effect upon our financial condition, results of operations or cash flows.

NOTE 11. Equity

Common Stock

The Company filed a shelf registration statement on Form S-3 (referred to herein as the “Shelf Registration Statement”) (file no. 333-271189) with the SEC on April 7, 2023 which was amended on April 28, 2023 and declared effective by the SEC on May 23, 2023. Under the Shelf Registration Statement, the Company may from time to time sell any combination of securities described therein in one or more offering up to a total dollar amount of $150 million.

The Company also filed a registration statement on Form S-3 (File no. 333-271889) with the SEC on May 12, 2023, which was declared effective on May 26, 2023, to register the resale of 427,708 shares of Common Stock issued to certain current and former Series E Holders under the Series E Settlement Agreements.

On May 24, 2023, the Company entered into an At Market Issuance Sales Agreement ("ATM Sales Agreement"), with B. Riley Securities, Inc., to sell shares of our Common Stock, with aggregate gross proceeds of $70 million through an "at-the-market" equity offering program under which the ATM Agent agreed to act as sales agent or principal from time to time. Under the ATM Sales Agreement, the ATM Agent may sell shares of Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The ATM Agent will use commercially reasonable efforts to sell the shares of Common Stock from time to time, based upon instructions from the Company. Any shares of Common Stock sold under the ATM Sales Agreement will be issued pursuant to the Company’s Shelf Registration Statement (file no. 333-271189), as supplemented by the prospectus supplement dated May 24, 2023. A copy of the prospectus supplement may be obtained on the SEC’s website at www.sec.gov. The foregoing description of the material terms of the ATM Sales Agreement is qualified in its entirety by reference to the full ATM Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

For the period ended June 30, 2023, the Company sold a total of 120,628 shares of Common Stock under the ATM Sales Agreement for aggregate gross proceeds of approximately $0.5 million at an average selling price of $4.19 per share, resulting in net proceeds of approximately $0.0 million after deducting commissions and other transaction costs of approximately $0.5 million. The cash deposits received from the ATM issuance are held by the ATM Agent and must be paid to Blue Torch in accordance with the terms of the Financing Agreement.

On June 20, 2023, the Nasdaq staff notified the Company that the Company had regained compliance with the Minimum Bid Price Rule based on the closing bid price of Common Stock having been at $1.00 per share or greater for 10 consecutive business days. For additional detail, see the Company’s Current Reports on Form 8-K filed with the SEC on May 18, 2023 and June 21, 2023.

Reverse stock split

On June 1, 2023, we effected the Reverse Split. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the Reverse Split and subsequent share exchange. No fractional shares were issued as a result of the Reverse Split as fractional shares of Common Stock were rounded up to the nearest whole share. The number of authorized shares of Common Stock before the Reverse Split was 800,000,000. After the Reverse Split, the number of authorized shares of common Stock was 32,000,000. There was no change in par value as result of the Reverse Split.

Stock Compensation

See Note 15 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT (as amended by Form 10-KT/A) for the six months ended December 31, 2022 for more information regarding (i) 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”), and (ii) Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Equity Plan” and together with the 2021 Plan, the "Equity Incentive Plan"). Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was approximately $0.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. Share-based compensation expense was approximately $0.9 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively.

See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of the 2023 Troika Employee Incentive Plan.

Non-Qualified Stock Options (“NQSOs”) Award Activity

Under the Equity Incentive Plan the Company grants options to purchase shares of the Common Stock to employees and affiliates of the Company. These options are time based and vest over the contractual term. The options granted are approved by the Company's Compensation Committee. The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company's consolidated statements of comprehensive loss.

The following table summarizes activity relating to holders of the Company’s NQSOs for the six months ended June 30, 2023:

	Number of:
	Nonperformance based vesting NQSO's	Weighted average exercise price	Weighted Average remaining contractual term (in years)	Aggregate Intrinsic value
Balance:
December 31, 2022	198,849	$23.28	1.14	$—
June 30, 2023	102,517	$20.05	0.97	$—
Exercisable at:
December 31, 2022	127,013	$24.26	0.30	$—
June 30, 2023	43,675	$18.74	0.44	$—

For the three and six months ended June 30, 2023 the Company recognized stock compensation expense for options of approximately $0.0 million and $0.1 million, respectively. For the three and six months ended June 30, 2022 the Company recognized stock compensation expense for options of approximately $0.2 million and $0.5 million, respectively. For the three months ended June 30, 2023, approximately eighty thousand options were forfeited.

As of June 30, 2023, total unrecognized share-based compensation related to unvested options was approximately $0.4 million, and the weighted-average remaining vesting period for these awards was approximately one year and eleven months.

Restricted Share Units Award Activity

Pursuant to the Company’s 2021 Plan the Company issues Restricted Share Units ("RSUs") in consideration for employee and consultant services. RSUs issued under the Plan may be exercised in accordance with the applicable grant notice. The Company has also issued RSUs outside of the Plan in accordance with the Converge transaction to certain Converge Sellers, these RSUs may also be exercised in accordance with the applicable grant notice. The Company records stock-based compensation based on the grant date fair value of the awards. The Company recognizes the fair value of restricted stock awards that do not contain a performance condition as expense using the straight-line method over the requisite service period of the award. The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company's consolidated statements of comprehensive loss.
The following table summarizes activity relating to holders of the Company’s RSUs issued under the Plan for the six months ended June 30, 2023:

	Number of:
	Nonperformance based vesting RSU's	Weighted-Average Fair Value Per Share At Date of Grant
Outstanding award balance at December 31, 2022	42,000	$23.75
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding award balance at June 30, 2023	42,000	$23.75
Vested	32,000	$25.84
Unvested	10,000	$37.40

During the three and six months ended June 30, 2023 the Company recognized stock compensation expense related to restricted stock units of approximately $0.3 million and $0.7 million, respectively. For the three and six months ended June 30, 2022 the Company recognized stock compensation expense related to restricted stock units of approximately $0.4 million and $8.5 million, respectively. Further, during the six months ended June 30, 2023, certain executives of Converge vested 46,667 restricted stock units that were issued outside of the 2021 Equity Incentive Plan. As of June 30, 2023, there was 93,333 unvested restricted stock units associated with the Converge executives who were issued restricted stock units outside of the 2021 Equity Incentive Plan. As of June 30, 2023, total unrecognized share-based compensation related to unvested restricted stock units was approximately $2.2 million, and the weighted-average remaining vesting period for the awards is approximately one year and one month.

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

The following are dilutive Common Stock equivalents as of June 30, 2023 and 2022, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and a net loss:

	June 30, 2023	June 30, 2022
Convertible preferred stock	224	15,253
Stock options	43,675	144,673
Stock warrants	163,213	270,849
Financing warrants	4,600	2,810,801
Restricted stock units	135,333	178,000
Total	347,045	3,419,576

Series E Preferred Shares
On March 16, 2022, the Company entered into the Series E Purchase Agreement with certain institutional investors to issue and sell in a private offering an aggregate of $50.0 million of securities, consisting of shares of Series E Preferred Stock and warrants to purchase (100% coverage) shares of Common Stock ("Series E Warrants"). Under the terms of the Series E Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Series E Warrants to purchase up to 1,333,333 shares of the Common Stock. Each share of the Series E Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price of $37.5 per share subject to adjustment. The Series E Preferred Stock is perpetual and has no maturity date. The Series E Preferred Stock is not subject to any mandatory redemption or other similar provisions. All future shares of other Company preferred tock shall rank junior to the Series E Preferred Stock, except if at least a majority of the Series E Preferred Stock expressly consent, to the creation of the parity stock of senior preferred stock.

The Conversion Price of the Series E Preferred Stock and the exercise price of the Series E Warrants is subject to adjustment for: (a) stock dividends and stock distributions; (b) subsequent rights offerings; (c) pro rata distributions; and (d) certain fundamental transactions.

The Conversion Price is also subject to downward adjustment (the “Registration Reset Price”) to the greater of (i) eighty (80%) percent of the average of the ten (10) lowest daily VWAPs during the forty (40) trading day period beginning on and including the Trading Day immediately follow the effective date of the initial Registration Statement in July 2022, and (ii) the Floor Price of $6.25 per share.

The Company issued accompanying Common Stock Purchase Warrants (the “Warrants”) exercisable for five (5) years at $50.0 per share, to purchase an aggregate of 1,333,333 shares of Common Stock. The exercise price is subject to the same Registration Reset Price, as described above. The Floor Price is $6.25 per share.

At the time of the closing of the Purchase Agreement, using the Black-Scholes model, the Company recorded a fair value of approximately $28.4 million on the balance sheet within derivative liabilities - financing warrants. At June 30, 2022, the fair value of such warrants was $28.4 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $0.6 million. At December 9, 2022, the date of the mark to market revaluation, the fair value of such warrants was approximately $10.2 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $20.0 million.

The Series E Preferred Stock and Series E Warrants include certain reset and anti-dilution provisions that could reduce the conversion prices and exercise prices thereof down to $6.25 (the “Floor Price”) which was a significant discount to the then current market price. For purposes of complying with Rule 5635(d) of the Nasdaq Stock Market rules, the shareholders approved the issuance of more than 19.99% of the current total issued and outstanding shares of Common Stock upon conversion of the Series E Preferred Stock and exercise of the Warrants, including, but not limited to, reducing the conversion price to the Floor Price.

In addition, as reported pursuant to the Information Statement field on Schedule 14C on March 14, 2022 with the SEC, the Majority Stockholders approved the amendment to Article Three of the Articles of Incorporation to reflect an increase in the number of authorized shares of all classes of stock which the Company shall have the authority to issue from 36,600,000 shares to 57,000,000 shares, such shares being designated as follows: (i) 32,000,000 shares of Common Stock, and (ii) 25,000,000 shares of preferred stock, par value $0.01 per share. The foregoing does reflect changes to the authorized and issued shares from the Reverse Stock Split which occurred on June 1, 2023.

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

In consideration for the issuance of the New Warrants and the other New PIPE Terms, we will filed an amended and restated certificate of designation for the Series E Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada on September 27, 2022 to effect certain changes contemplated by the Exchange Agreement.

The New PIPE Terms effected the following changes, among others, to the rights Series E Holders:

•New Warrant Exercise Price: The New Warrant exercise price per share of Common Stock is $13.75, provided that if all shares of Series E Preferred Stock issued pursuant to the Certificate of Designation are not repurchased by the Company on or prior to November 26, 2022, on such date, the exercise price per share of the New Warrants will revert to $50.00, subject to further adjustment as set forth in the New Warrant. In general, such further adjustments provide that, subject to acceleration by the holder thereof, after the Subsequent Adjustment Period, the exercise price is adjusted to the lesser of the exercise price then in effect or the greater of (i) the average of the ten (10) lowest daily volume-weighted average prices ("VWAPs") during the Subsequent Adjustment Period and (ii) $6.25.

•Series E Conversion Price: The conversion price for the Series E Preferred Stock shall initially equal $10.00 per share, and so long as the arithmetic average of the daily VWAPs of the Common Stock for the calendar week prior to each of the following respective dates is lower than the Conversion Price at that time, the Conversion Price shall be downwardly adjusted by $6.25 on each of October 24, 2022, October 31, 2022, November 7, 2022, November 14, 2022, and November 21, 2022. The conversion price is subject to further adjustments upon conclusion of the Subsequent Adjustment Period, subject to acceleration by the holder thereof, to the lesser of the conversion price then in effect or the greater of (i) the average of the ten (10) lowest daily VWAPs during the Subsequent Adjustment Period and (ii) $6.25.

•Standstill Period: The Series E Holders agreed to a 60-day standstill period ending on November 26, 2022 (the “Standstill Period”), during which each Series E Holder may convert not more than fifty (50%) percent of the Series E Preferred Stock held by such holder at the beginning of the Standstill Period.

•Series E Buyout. During the Standstill Period the Company will use commercially reasonable efforts to raise funds to repurchase all outstanding shares of Series E Preferred Stock held by the Series E Holders at a purchase price of $100 per share, subject to the provisions of the Certificate of Designation.

•Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Common Stock for a price less than $7.50 per share.

•Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended June 30, 2022. The Company accrued an additional $0.2 million for the six months ended June 30, 2023 which is recorded in miscellaneous income (expense) on the statements of operations and comprehensive income (loss). See below for additional detail.

The Company paid to the Series E Holders all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which has been paid.

On March 31, 2023, the Company entered into Settlement Agreements (the “Settlement Agreements”) with certain former holders of its Series E Preferred Stock (the “Purchasers”) who constituted the registered or beneficial owners of more than 50.1% of the Registrable Securities under, and defined in, the Registration Rights Agreement, and more than 50.1% of the Series E Preferred Stock originally purchased under the Purchase Agreement. As such, in accordance with the terms of the Registration Rights Agreement and the Purchase Agreement, as applicable, as of March 31, 2023 (the “Effective Date”), each such agreement and all rights and obligations thereunder were terminated and deemed of no further force and effect as of such date. In addition, effective as of the Effective Date, the Settlement Agreements contain a release of any and all claims against the Company and its subsidiaries that such Purchaser (or its affiliates) may have purported to have against the Company or its subsidiaries under such agreements; provided, however, that the Purchasers will maintain their respective “Piggy-Back Registration Rights” under Section 6(d) of the Registration Rights Agreement. In exchange for the release by the Purchasers of any and all claims for liquidated damages under the Registration Rights Agreement, the Company delivered to each Purchaser a number of shares of Common Stock equal to the dollar amount of liquidated damages purportedly owed to each such Purchaser multiplied by four (4). The Company agreed to prepare and file with the SEC a resale registration statement on Form S-3 covering such Common Stock (the “Resale Registration Statement”), which was declared effective on May 26, 2023 (file no. 333-271889).

As of June 30, 2023, the Company had settled with the Purchasers and issued common shares. For the six months ended June 30, 2023, 304,838 shares of Series E Preferred Stock were converted into approximately 4.9 million shares of Common Stock, at a conversion price of $6.25. The Company recorded the $2.7 million share settlement as equity within its condensed consolidated balance sheets. The foregoing reflects changes to the authorized and issued shares from the Reverse Stock Split which occurred on June 1, 2023.

Some Series E Holders have not settled with the Company and continue to advocate for payment of liquidated damages under the Registration Rights Agreement. As of June 30, 2023, fourteen (14) shares of Series E Preferred Stock were issued and outstanding. The Company accrued an additional $0.2 million of interest related to the liquidated damages during the six months ended June 30, 2023 for Series E Holders who have not entered into a Settlement Agreement.

All Other Preferred shares

During the period beginning on May 12, 2023 and ending May 15, 2023, the Company filed with the Secretary of the State of Nevada, Certificates of Withdrawal (the “Certificates of Withdrawal”) of the Certificates of Designation of Preferences, Rights and Limitations previously filed with Secretary of State of Nevada with respect to the Company’s (i) Series B Preferred Stock, (ii) Series C Preferred Stock, and (iii) Series D Preferred Stock (together, the “Previously Designated Series”). At the time of the filing of the Certificate of Withdrawal, no shares of any of the Previously Designated Series were outstanding. The Certificates of Withdrawal were effective upon filing, and eliminated from our Articles of Incorporation all matters set forth in the previously-filed Certificates of Designation of Preferences, Rights and Limitations with respect to the Previously Designated Series. As a result, the only designated series of preferred stock is the Series E Preferred Stock. The foregoing descriptions of the Certificates of Withdrawal are qualified in their entirety by reference to the Certificates of Withdrawal, copies of which are filed as Exhibits 4.3, 4.4 and 4.5 hereto and each of which is incorporated herein by reference.

NOTE 12. Related Party
Converge Sellers

During the quarter ended June 30, 2022, in connection with the Converge Acquisition, the Company incurred amounts due to the Converge Sellers totaling $9.3 million. The Converge Sellers include Mr. Toama and Mr. Marianacci, Mike Carrano, Head of Supply Solutions of the Converge subsidiaries, and Maarten Terry, employee and sixty (60%) percent owner of CMS, all are party to the amounts due. The Converge subsidiaries are wholly owned subsidiaries of the Company. As of June 30, 2023, and December 31, 2022, $9.3 million was outstanding and included on the balance sheet under acquisition liabilities.

Media Resource Group ("MRG")

Mr. Marianacci, who is an employee of the Company and one of the Converge Sellers, serves as an owner and executive director of Media Resource Group (“MRG”) company that entered into a service agreement with the Company, dated January 1, 2007, under which MRG agreed to provide certain media services to the Company. On September 29, 2023, Mr. Marianacci submitted his resignation to the Company. See also "Subsequent Events" of this Quarterly Report on Form 10-Q for further information.

For the three months ended June 30, 2023, and June 30, 2022, the Company incurred approximately $0.4 million and $0.5 million, respectively, for services performed by MRG. For the six months ended June 30, 2023 and 2022 the Company incurred approximately $0.8 million and $0.5 million, respectively, for services performed by MRG.

Additionally, amounts due to MRG as of June 30, 2023, and December 31, 2022, were approximately $0.2 million and are reflected within the accounts payable line on its condensed consolidated balance sheets.

On July 26, 2023, the Company informed MRG of its intent to cease all future business with MRG.

See also "Subsequent Events" of this Quarterly Report on Form 10-Q for further information on future business with MRG and Mr. Marianacci.

Converge Marketing Services ("CMS")

The Company has an Exclusive Services Agreement with CMS, a 40% owned entity, to provide advertising and related services. CMS and the Company operate with a managed service relationship whereby the expenses incurred by the Company relating to the out-of-pocket costs associated with media campaigns are reimbursed by CMS and the Company receives management fee income.

The Company recognizes revenue on a gross basis as the principal since it controls the marketing services before delivery to the customer and is primarily responsible for fulfilling the promise to provide the services to the customer. According to ASC 606-10-55-37A, which explains the principal versus agent guidance for when another party is involved in providing goods or services to a customer, a principal obtains control when the right to a service to be performed by the other party (vendor), which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf. Given that the Company has discretion of how media spend is allocated and optimized and can direct a third party to provide media services, the Company is deemed to be the principal.

For the three months ended June 30, 2023, and 2022, the Company generated gross managed service revenue of approximately $7.7 million and $10.7 million, respectively, of which $0.8 million and $1.2 million was management fee revenue. For the six months ended June 30, 2023 and 2022, the Company generated gross managed service revenue of approximately $20.5 million and $10.7 million, respectively, of which $2.0 million and $1.3 million was management fee revenue. For the six months ended June 30, 2022, activity from CMS was for the period March 22, 2023 to June 30, 2023.

As of June 30, 2023, and December 31, 2022, the Company recorded approximately $2.6 million and $3.7 million, respectively, as amounts due from CMS within the accounts receivable line on its condensed consolidated balance sheets.

At the acquisition date and as of June 30, 2023, the Company's carrying amount of the investment was insignificant. The Company reflects its share of gains and losses of the investment in other income and expenses in the condensed consolidated statements of operations and comprehensive loss using the most recently available earnings data at the end of the period.

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc., (“TM Holdings"), a subsidiary of the Company, entered into an Equity Purchase Agreement with Union Ventures Limited, a company organized under the law of England and Wales ("UVL"). UVL is a company owned by Union Investments Management Limited, which is a stockholder of the Company and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. UVL purchased from TM Holdings, all of TM Holdings’ right, title, and interest in and to the shares (the "Mission UK Shares") of Mission-Media Holdings Limited, a private limited company incorporated under the laws of England and Wales (“Mission Holdings”), including Mission UK’s subsidiary, Mission-Media Limited, a company organized under the laws of England and Wales (“Mission Media UK”). As consideration for all the Mission UK Shares, UVL paid TM Holdings an aggregate purchase price of $1,000 USD. Mr. Ochocki recused himself from the decision to sell the Mission UK Shares to UVL.

Union Eight Limited and Mission Media Limited

On July 1, 2021 Mission Media UK entered into a Consultancy Agreement with Service Company (the “U8L Consultancy Agreement”) with Union Eight Limited (“U8L”) in which U8L agreed to interface with investors and provide strategic advice related to Mission Media UK in exchange for a start-up fee of £150,000 and a monthly retainer of £25,000. In 2022, the U8L Consultancy Agreement was terminated prior to the expiration of its 2-year term in exchange for a termination payment. U8L is a current stockholder of the Company and is affiliated with Thomas Ochocki, a current director of the Company and former director of Mission Media UK. Daniel Jankowski, a former director of the Company and Mission Media UK, is also affiliated with U8L. U8L was also granted Company Restricted Stock Units.

Ochocki Director Letter

In connection with the subscription for Company shares by Mr. Peter Coates, the Company executed an agreement with Mr. Coates dated May 5, 2017 agreeing that for so long as Mr. Coates (or any of his family members, trusts, or investment vehicles) or Mr. Ochocki owns any shares in the Company, Mr. Ochocki will serve as a director of the Company as Mr. Coates’ designee.

See also "Subsequent Events" below for a discussion on the Areté Engagement Letter (as defined below).

NOTE 13. Income Taxes

On each of June 30, 2023, and December 31, 2022, the accompanying condensed consolidated balance sheets include a tax liability of $0.1 million included on the condensed consolidated balance sheets within accrued expenses. The Company recorded income tax expense of $0.1 million for the three and six months ended June 30, 2023 and 2022.

The Company's tax rate differs from the statutory rate of 21.0% due to the effects of state taxes, effects of permanent nondeductible expense, and valuation allowance. The Company's utilization of its NOL generated post December 31, 2017 is expected to be limited to eighty (80%) percent of taxable income.

See Note 17 to the consolidated financial statements for the transition period ended December 31, 2022, included in Item 8. Financial Statements and Supplementary Data of the Company’s Transition Report on Form 10-KT.
NOTE 14. Subsequent Events
Senior Secured Facility
On July 14, 2023, the Company and Blue Torch entered into a second amendment to the First A&R Limited Waiver (the “Second Amendment to First A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from July 14, 2023, to July 28, 2023, subject to potential extension if a definitive written agreement was delivered on or prior to July 28 2023 providing for cash repayment in full of all obligations owed to Blue Torch or which was otherwise acceptable to Blue Torch.

On July 28, 2023, the Company and Blue Torch entered into the third amendment to the First A&R Limited Wavier (the “Third Amendment to First A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from July 28, 2023, to August 28, 2023, subject to potential extension if a definitive written agreement was delivered on or prior to August 28, 2023 providing for cash repayment in full of all obligations owed to Blue Torch or which was otherwise acceptable to Blue Torch.

On August 22, 2023, the Company and Blue Torch entered into a fourth amendment to the First A&R Limited Waiver effective as of August 18, 2023 (the “Fourth Amendment to First A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from August 28, 2023 to September 29, 2023, subject to potential extension if a definitive written agreement is delivered on or prior to September 29, 2023 providing for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch.

On September 22, 2023, the Company and Company Subsidiaries entered into the First Amendment to Financing Agreement (the "First Amendment to Financing Agreement”) with Blue Torch and the Lenders. The First Amendment to Financing Agreement amends the Financing Agreement by adding provisions for the use of secured overnight financing rate loans in place of LIBOR rate loans.

On September 29, 2023, Blue Torch and the Company entered into a Second Amended and Restated Limited Waiver (the “Second A&R Limited Waiver”) of certain Specified Events of Default under the Financing Agreement, as amended by the First Amendment. The Second A&R Limited Waiver amends and restates the First A&R Limited Waiver. The Company and Blue Torch entered into the Second A&R Limited Wavier to, among other things, (i) waive certain Specified Events of Default including any failure of the Company to make the quarterly principal and interest payments due to be paid on or about September 30, 2023 under the Financing Agreement; and (ii) extend the Outside Date. The Second A&R Limited Waiver will expire on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) a revised Outside Date of October 13, 2023 (the “Current Waiver Period”).

On October 13, 2023, the Company and Blue Torch entered into the first amendment to the Second A&R Limited Waiver effective as of October 13, 2023 (the “First Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from October 13, 2023 to October 20, 2023. The Company is currently in negotiations with Blue Torch to extend the Outside Date.

The Second A&R Limited Waiver concerns events of default that relate to the Company’s existing and anticipated failures to satisfy certain financial and non-financial covenants under the Financing Agreement. If the Company is unsuccessful in curing the continuing events of default by the expiration of the Current Waiver Period, the Company intends to seek further extensions of the Current Waiver Period with Blue Torch and the Lenders, although we cannot assure you that Blue Torch and the Lenders would be willing to grant extensions. If the Company failed to obtain an extension, the Company would be in default under the Financing Agreement and the Lenders would be able to exercise remedies available to them under the Financing Agreement. Any such action would likely have a material adverse effect on the Company and its financial condition.

The foregoing summaries do not purport to be complete and is subject to, and qualified in its entirety by, the Second Amendment to First A&R Limited Waiver, the Third Amendment to First A&R Limited Waiver and Fourth Amendment to A&R Limited Waiver filed with our Current Reports on Form 8-K filed with the SEC on July 17, 2023, July 28, 2023 and August 28, 2023, respectively, the First Amendment to Financing Agreement filed with our Current Reports on Form 8-K filed with the SEC on September 27, 2023, the Second A&R Limited Waiver filed with our Current Reports on Form 8-K filed with the SEC on October 4, 2023 the First Amendment to Second A&R Limited Waiver filed with our Current Reports on Form 8-K with the SEC on October 18, 2023.

Converge Sellers

On July 17, 2023, the Converge Sellers in their capacities as the sellers of Converge filed a complaint (the “Complaint”) under the caption Carrano et al. v. Troika Media Group, Inc. and CD Acquisition Corporation, Case No. 653449/2023 (the “Action”) in the Supreme Court of the State of New York, New York County against the Company and CD (together, the “Defendants”). On August 8, 2023, Mr. Toama, who was Chief Executive Officer of the Company, withdrew from the Action without prejudice. Mr. Toama recused himself from all deliberations by the Board concerning the Action. The Board also formed a Special Litigation Committee composed of Board members Randall Miles, Grant Lyon, Jeffrey Stein, and Wendy Parker with delegated full power to evaluate, investigate, review, and analyze the facts and circumstances surrounding the Action.

The Complaint generally alleges that the Defendants owe sums to the Converge Sellers under the MIPA. The Complaint seeks, among other things, a judgment that the Defendants breached the MIPA and damages relating to the purported breach.

Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that a negative final outcome of this matter could have a material adverse effect on its business, operating results, financial condition or cash flow. Nothing in this Quarterly Report on Form 10-Q shall be deemed an admission of liability in respect of the Action.

Departure of Chief Executive Officer and Chief Financial Officer and appointment of Interim Chief Executive Officer and Interim Chief Financial Officer

On August 14, 2023, the Company terminated the employment of Mr. Toama, its former Chief Executive Officer, for “Cause,” pursuant to the terms of his employment agreement. Mr. Toama was deemed to have resigned from the Board immediately upon his termination, pursuant to the terms of his employment agreement. The Company has also terminated the employment of Erica Naidrich, its former Chief Financial Officer, for “Cause,” pursuant to the terms of her employment agreement. The Board determined that “Cause” existed to terminate the employment of Mr. Toama and Ms. Naidrich pursuant to the terms of their respective employment agreements, including, among other things, for engaging in acts of gross misconduct that are materially injurious to the Company.

Effective August 14, 2023, the Company appointed Grant Lyon, a current member of the Board, as the Company’s Interim Chief Executive Officer and Eric Glover as the Company’s Interim Chief Financial Officer. The Company entered into an engagement letter (the “Areté Engagement Letter”) with Areté Capital Partners, LLC (“Areté”), a consulting firm founded and owned by Mr. Lyon pursuant to which Areté will make Messrs. Lyon and Glover available to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer, respectively. The foregoing summary of the Areté Engagement Letter does not purport to be complete and is subject to, and qualified in its entirety by the Areté Engagement Letter filed with our Current Reports on Form 8-K filed with the SEC on August 15, 2023.

Both Mr. Toama and Ms. Naidrich have disputed whether they were properly terminated for "Cause".

Notice of Non-Compliance

On August 22, 2023, the “Company received a delinquency notification letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not timely filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”). Nasdaq has informed the Company that the Company must submit a plan of compliance (the “Plan”) within sixty (60) days (the "Plan Deadline") addressing how it intends to regain compliance with Nasdaq’s listing rules or otherwise file the Q2 2023 Form 10-Q before the expiration of such sixty (60) day period. Because the Company has filed this Quarterly Report on 10-Q for the quarter ended June 30, 2023 before the Plan Deadline, the Company will not be required to submit a Plan to Nasdaq by the Plan Deadline.
MRG
On July 26, 2023, the Company informed MRG of its intent to cease all future business with MRG. It is expected that the Company will be able to source the same services from alternative vendors and that current orders with MRG will be completed by mid-October 2023.
Resignation of Thomas Marianacci
On September 28, 2023, Thomas Marianacci submitted his resignation to the Company. Mr. Marianacci claims to have resigned with "Good Reason" under the terms of his employment agreement. The Company does not agree and views Mr. Marianacci's resignation as voluntary.
2023 Incentive Plan
On October 18, 2023 the Company approved the 2023 Incentive Plan, which is designed to provide financial and equity incentives to reward employees for performance that will be critical to build a profitable business and drive value to shareholders. As of the date of this report, no equity has been granted under the plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will," or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2022 filed on March 7, 2023 (as amended, the "2022 Form 10-KT") including without limitation, those discussed in Item 1A. "Risk Factors." in part I. of the 2022 Form 10-KT, and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Factors Affecting Results of Operations

Seasonality

The revenue in our three and six months ended June 30, 2023, is reflective of the seasonality in the business which is driven by our sector and revenue stream mix where we typically see lower customer acquisition investments (in relative terms) by our clients in Q1 and Q4.

Restructuring Programs

During the year ended June 30, 2022 the Company initiated an intensive, what was expected to be a year long organizational restructuring program in order to fully optimize the operations of the post-acquisition consolidated company. The restructuring program resulted in costs not expected to recur that were incurred primarily for (1) workforce reductions of over 100 employees across multiple business functions and subsidiaries, (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other charges, which include but are not limited to legal fees, regulatory/compliance expenses, and contractual obligations. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on restructuring charges.

During the six months ended June 30, 2023 the Company leveraged the previously completed restructuring effort to begin the latter phases of its organizational restructuring which included various efforts related to the recapitalization of its Balance Sheet. On February 22, 2023 the Company announced that it retained leading Investment Banking firm Jefferies to assist in optimizing its capital structure and to explore strategic alternatives. Last quarter, the Company announced that it had executed the First A&R Limited Waiver with Blue Torch to provide the Company with time to explore different avenues and opportunities to enhance stockholder value. We continue to explore our options with Blue Torch and have extended the waiver through October _20, 2023. See Note 8 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the Blue Torch financing.

Additionally, on March 31, 2023, the Company and certain former Series E Holders entered into the Series E Settlement Agreements. Under the terms of the Series E Settlement Agreements, the parties thereto agreed to terminate the Series E Registration Rights Agreement and the Series E Purchase Agreement and all rights respectively thereunder (other than certain rights surviving under the Series E Registration Rights Agreement, to which all Series E Holders continue to be equally entitled) and to release any and all claims for liquidated damages under the Series E Registration Rights Agreement, in exchange for shares of Common Stock in the amounts set forth in the Settlement Agreements. See “Item 1A Risk Factors” of the 2022 Form 10-KT for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022.
The table below sets forth, for the periods presented, certain historical financial information (in thousands):

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)

Revenue	$58,689	$85,381	$(26,692)	(31)%
Cost of revenue	52,946	67,969	(15,023)	(22)%
Gross profit	5,743	17,412	(11,669)	(67)%
Operating expenses:
Selling, general and administrative expenses	12,114	13,992	(1,878)	(13)%
Depreciation and amortization	2,066	2,268	(202)	(9)%
Restructuring and other related charges	(325)	5,591	(5,916)	(106)%
Impairment and other losses (gains), net	—	8,937	(8,937)	(100)%
Total operating expenses	13,855	30,788	(16,933)	(55)%
Operating loss	(8,112)	(13,376)	5,264	(39)%
Other income (expense):
Interest expense	(3,449)	(2,796)	(653)	23%
Miscellaneous income (expense)	(680)	(1,938)	1,258	(65)%
Total other expense	(4,129)	(4,734)	605	(13)%
Loss from operations before income taxes	(12,241)	(18,110)	5,869	(32)%
Income tax (expense) benefit	(21)	54	(75)	(139)%
Net loss	$(12,262)	$(18,056)	$5,794	(32)%

Revenue

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Managed Services	$28,466,605	$45,782,516	$(17,315,911)	(38)%
Performance Solutions	30,222,542	34,372,526	(4,149,984)	(12)%
Other	—	5,226,661	(5,226,661)	(100)%
Total	$58,689,147	$85,381,703	$(26,692,556)	(31)%

Revenues for the three months ended June 30, 2023 were approximately $58.7 million, a decrease of approximately $26.7 million from the comparable prior year period. The decrease in the current year period was attributable to a decrease in the managed services and performance solutions revenue streams, and the absence of other revenue.

The decrease in managed services revenue of approximately $17.3 million was primarily the result of decreased spending by the Company’s insurance clients, due to an increase in their costs, including car repair and insurance claims costs, which resulted in lower advertising spend. The decrease in performance solutions revenue of approximately $4.1 million was the result of a decline related to legal services clients of approximately $2.7 million and a net decrease in home services clients of approximately $1.3 million. The decrease in legal services clients was driven by an increase in competition to acquire leads, which drove down response rates from certain tort campaigns. As compared to the prior period, legal services clients experienced higher borrowing costs, which also led to a decline in their overall marketing spend. The decline related to home services clients was driven by a decline in response rates in media campaigns as compared to the prior year period. During the quarter, client retention was not an issue and management believes future revenues could increase if budget and inflationary pressures become more favorable.

Costs of revenue

For the three months ended June 30, 2023, cost of revenues was approximately $52.9 million, a decrease of approximately $15.0 million, as compared to the comparable prior year period. The cost of revenues decline is related to decreases in spend from managed services revenue stream of approximately $16.5 million and was partially offset by increased spend in performance solutions revenue stream of approximately $2.5 million and the absence of approximately $0.6 million of other cost of revenues. The decrease in spend as it related to managed services is discussed above in the revenue discussion. The net increase in performance solutions spend is due to an increase in competition to acquire leads, which lead to higher media costs by the Company.

Gross profit

For the three months ended June 30, 2023, gross profit was approximately $5.7 million, a decrease of approximately $11.7 million, as compared to the prior year period. Gross profit of approximately $5.7 million was comprised of approximately $2.3 million and $3.4 million, related to the managed services and performance solutions revenue streams, respectively. As performance solutions require spend commitments by the company with no guarantee on the amount of revenue generated, underperformance in a certain campaign or medium can cause a disproportionate decline to gross profit. Managed services gross profit is derived on a fixed fee and/or commission basis and does not have a direct correlation to decreases or increases in revenue.

The decline in gross profit generated from the performance solutions revenue stream of approximately $4.1 million was primarily attributable to legal and home services clients. The decrease in gross profit amongst legal clients was a result of increased competition to acquire leads, which increased our spend on a cost per lead basis and compressed margin as compared to the prior period. The decrease in gross profit related to home services clients was driven by a decline in response rates and higher customer acquisition costs, which were partially offset by our ability to diversify home services revenues with more stable margins.

The decline in gross profit generated from the managed services revenue stream of approximately $2.3 million was primarily attributable to the decreased spend by the insurance sector clients.

Selling, general, and administrative expenses

For the three months ended June 30, 2023, selling, general, and administrative expenses decreased approximately $1.9 million, to $12.1 million, as compared to the prior year period. The decrease in selling, general, and administrative expenses was primarily driven by a decrease in personnel costs of approximately $2.1 million, a decrease in miscellaneous selling, general, and administrative expenses of approximately $1.1 million, a decrease in travel and entertainment costs of approximately $0.2 million, a decrease in information technology costs of approximately $0.1 million, and a decrease in facilities and occupancy costs of approximately $0.1 million. These decreases were offset by an increase in professional fees of approximately $1.4 million and an increase in public company costs of approximately $0.3 million.

Selling, general, and administrative expenses during the three months ended June 30, 2023, contained certain non-recurring, one-time costs associated with the Company's efforts in reducing its debt service and stabilizing its capital structure. These one-time costs included approximately $2.7 million related to bonuses, approximately $3.4 million related to legal and consulting fees, approximately $0.3 million related to other financing matters, approximately $0.1 million related to the reverse stock split, and approximately $0.2 million related to Board of Director fees for the Special Committee. These amounts were included in the adjusted EBITDA calculation below.

The decrease in personnel costs of approximately $2.1 million was primarily driven by a decrease in employee compensation and benefits of approximately $1.2 million, related to the decrease in headcount since the prior year, the decrease of approximately $0.8 million in stock-based compensation expense, and the decrease of approximately $0.1 million in non-recurring bonuses during the quarter.

The decrease in miscellaneous selling, general, and administrative expenses of approximately $1.1 million was primarily driven by the absence of approximately $0.7 million in business acquisition costs and other miscellaneous costs related to the Converge Acquisition in the prior year period. Additionally, there was a decrease of approximately $0.4 million in corporate tax expenses, which was mainly driven by a decrease in sales tax costs.

The increase in professional fees of approximately $1.4 million as compared with the prior period was primarily driven by an increase in legal and consulting fees of approximately $1.9 million. These increased fees were driven by the Company's efforts in organizational restructuring, optimization of its capital structure, and exploration of strategic alternatives. This increase was offset by a decrease of approximately $0.5 million in audit and accounting fees as a result of higher audit and advisory fees in the prior year period related to the Converge Acquisition.

The increase in public company costs of approximately $0.3 million as compared to the prior period were primarily driven by the increase in Board of Director fees.

Depreciation and amortization

For the three months ended June 30, 2023, depreciation and amortization expense decreased approximately $0.2 million, to approximately $2.1 million, as compared to the prior year period. The decrease was primarily attributable to the absence of depreciation and amortization expense of the Troika, Mission, and Redeeem entities as a result of the impairment of their intangible assets and write-off of fixed assets during the fiscal year ending June 30, 2022 and transition period ending December 31, 2022.

Restructuring and other related charges

For the three months ended June 30, 2023, the Company recorded credits of approximately $0.3 million, a decrease of approximately $5.9 million as compared to the prior year period. The decrease was primarily driven by the absence of severance related charges of approximately $3.2 million, which was inclusive of credits related to employee severance and benefit payments of approximately $0.3 million and $0.3 million related to a reclassification of future severance payments to selling, general, and administrative expenses, and driven by settlement charges of approximately $3.3 million in the prior year period, partially offset by legal fees of approximately $0.6 million in the current year period. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the restructuring program.
Impairment and other (losses) gains, net

For the three months ended June 30, 2022, impairment and other (losses) gains, net of approximately $8.9 million were a result of impairment charges of approximately $9.2 million, offset by other gains of approximately $0.3 million. The impairment charges of $9.2 million included goodwill impairment charges of approximately $6.7 million from Mission UK as a result of the Sale Agreement entered into on August 1, 2022, goodwill impairment charges of approximately $2.0 million related to the Redeeem entity, and impairment charges of intangible assets of approximately $0.4 million related to the Redeeem entity. The other gains of approximately $0.3 million consisted of a gain on rent abatement. There were no such amounts recorded for the three months ended June 30, 2023.

Interest expense

For the three months ended June 30, 2023, interest expense increased approximately $0.7 million to approximately $3.4 million, as compared to the prior year period. The increase during the three month period is related to rising interest rates (15.83% compared to 9.50% as of June 30, 2023 and June 30, 2022, respectively and the addition of a two (2%) percent default interest fee that began October 2022) primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 8 – Credit Facilities to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Company's Credit Facility.
Miscellaneous expense

For the three months ended June 30, 2023, miscellaneous expense decreased approximately $1.3 million to approximately $0.7 million, as compared to the prior year period. The decrease in expense during the three months ended was primarily related to the absence of approximately $3.6 million in liquidated damages expense, the absence of approximately $1.3 million in other gains, the absence of approximately $0.4 million related to the gain on the remeasurement of derivative liabilities, offset by an increase of approximately $0.6 million in other expenses.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022.

The table below sets forth, for the periods presented, certain historical financial information. The six months ended June 30, 2022, includes Converge activity from the acquisition date March 22, 2022 to June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)

Revenue	$117,727	$101,067	$16,660	16%
Cost of revenue	103,229	79,707	23,522	30%
Gross profit	14,498	21,360	(6,862)	(32)%
Operating expenses:
Selling, general and administrative expenses	23,051	31,175	(8,124)	(26)%
Depreciation and amortization	4,129	2,697	1,432	53%
Restructuring and other related charges	(99)	5,591	(5,690)	(102)%
Impairment and other losses (gains), net	—	8,938	(8,938)	(100)%
Total operating expenses	27,081	48,401	(21,320)	(44)%
Operating loss	(12,583)	(27,041)	14,458	(53)%
Other income (expense):
Interest expense	(6,890)	(2,896)	(3,994)	138%
Miscellaneous income (expense)	(632)	(2,528)	1,896	(75)%
Total other expense	(7,522)	(5,424)	(2,098)	39%
Loss from operations before income taxes	(20,105)	(32,465)	12,360	(38)%
Income tax (expense) benefit	(57)	21	(78)	(370)%
Net loss	$(20,162)	$(32,444)	$12,282	(38)%

Revenue

	Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Managed Services	$64,229,389	$50,076,258	$14,153,131	28%
Performance Solutions	53,498,096	40,178,974	13,319,122	33%
Other	—	10,811,471	(10,811,471)	(100)%
Total	$117,727,485	$101,066,703	$16,660,782	16%

Revenues for the six months ended June 30, 2023, were approximately $117.7 million, an increase of approximately $16.7 million as compared to the prior year period. The net increases in managed services and performance solutions revenues were driven primarily by the timing of the Converge Acquisition on March 21, 2022 in the prior year period. These increases were partially offset by decreased reimbursable revenue in our managed services revenue stream generated by our insurance sector customers, coupled with a decrease in other revenue related to Troika and Mission subsidiaries.

Costs of revenue

For the six months ended June 30, 2023, cost of revenue increased by approximately $23.5 million to approximately $103.2 million, as compared to the prior year period. The increase was driven by the timing of the Converge Acquisition on March 21, 2022 in the prior year period. This increase was slightly offset by a decrease in spend related to certain managed service customers and in other cost of revenue related to Troika and Mission subsidiaries.

Gross profit

For the six months ended June 30, 2023, gross profit decreased approximately $6.9 million to approximately $14.5 million, as compared to the prior year period. The decrease is primarily due to margin compression as a result of lower response rates, higher customer acquisition costs and the absence of other revenue and cost of revenues as discussed above. The absence of gross profit on the legacy Troika subsidiaries also had an impact in the current year periods. The decrease in margin related to managed service was less impactful despite the significant decrease in managed services revenue during the three and six month periods, due to the proportion of revenue generated that is largely reimbursable costs.

Selling, general, and administrative expenses

For the six months ended June 30, 2023, selling, general, and administrative expenses decreased approximately $8.1 million, to approximately $23.1 million, as compared to the prior year period. The decrease in selling, general, and administrative expenses was primarily driven by decreases from the prior year period in personnel costs of approximately $10.0 million, decrease in miscellaneous selling, general, and administrative costs of approximately $1.0 million, and a decrease in travel and entertainment costs of approximately $0.2 million. These decreases were offset by an increase from the prior period in professional fees of approximately $2.1 million, an increase in public company costs of approximately $0.9 million, and an increase in office expenses of $0.1 million.

The decrease of approximately $10.0 million in personnel costs was primarily driven by a $10.2 million decrease in stock-based compensation expense related to the Redeeem disposition and restricted stock units granted to executives during 2022, coupled with a decrease of approximately $0.7 million in employee compensation, inclusive of employee-related benefits, taxes and fees related to the decrease in headcount from the prior year. These decreases were offset by non-recurring employee and executive retention bonuses granted during the current period of approximately $0.9 million.

The decrease in miscellaneous selling, general, and administrative expenses of approximately $1.0 million was primarily driven by a decrease of approximately $0.8 million in business acquisition costs and other miscellaneous costs related to the Converge Acquisition and a decrease of approximately $0.2 million in corporate tax expenses.

The increase in professional fees of approximately $2.1 million was driven by increases of approximately $2.6 million in consulting fees, and approximately $0.4 million in legal fees, related primarily to the Company's efforts in organizational restructuring, optimization of its capital structure, and exploration of strategic alternatives. These increases were partially offset by a decrease of approximately $0.9 million in audit and accounting fees as a result of higher audit and advisory fees related to the Converge Acquisition in the prior year period.

The increase of approximately $0.9 million in public company costs were partially driven by the increase in Board of Director fees of approximately $0.4 million. The remaining increase in public company costs was driven by an increase in legal fees related to public company compliance matters of approximately $0.3 million and an increase in other public company costs, including software costs, of approximately $0.2 million.

Selling, general, and administrative expenses during the six months ended June 30, 2023, contained certain non-recurring, one-time costs associated with the Company's efforts in reducing its debt service and stabilizing its capital structure. These one-time costs included approximately $2.8 million related to personnel costs, approximately $5.8 million related to legal and consulting fees, approximately $0.6 million related to other financing matters, approximately $0.1 million related to the reverse stock split costs, and approximately $0.5 million related to additional Board of Director fees for the Special Committee. These amounts were included in the adjusted EBITDA calculation below.

Depreciation and amortization

For the six months ended June 30, 2023, depreciation and amortization expense increased approximately $1.4 million to approximately $4.1 million, as compared to the prior year period. The increase was primarily attributable to higher amortization expense in the current six month period related to intangible assets purchased through the Converge Acquisition.

Restructuring and other related charges

For the six months ended June 30, 2023, the Company recorded restructuring credits of approximately $0.1 million, a decrease of approximately $5.7 million as compared to the prior year period. The decrease was primarily driven by decreases in severance related charges of approximately $3.0 million, which was inclusive of credits related to employee severance and benefit payments of approximately $0.3 million and approximately $0.3 million related to a reclassification of future severance payments to selling, general, and administrative expenses and settlement charges of approximately $3.3 million. These decreases were partially offset by approximately $0.6 million in charges for legal expenses. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the restructuring program.

Impairment and other (losses) gains, net

For the six months ended June 30, 2022, impairment and other (losses) gains, net of approximately $8.9 million were a result of impairment charges of approximately $9.2 million, partially offset by other gains of approximately $0.3 million. The impairment charges of approximately $9.2 million included goodwill impairment charges of approximately $6.7 million from Mission UK as a result of the Sale Agreement entered into on August 1, 2022, goodwill impairment charges of approximately $2.0 million related to the Redeeem entity, and impairment charges of intangible assets of approximately $0.4 million related to the Redeeem entity. The other gains consisted of approximately a $0.2 million gain on rent abatement. There were no such amounts recorded for the six months ended June 30, 2023.

Interest expense

For the six months ended June 30, 2023, interest expense increased approximately $4.0 million to approximately $6.9 million, as compared to the prior period. The increase during the six month period is related to rising interest rates during the six month period ending June 30, 2023 compared to June 30, 2022 (15.83% compared to 9.50% and the addition of a two (2%) percent default interest fee that began in October 2022) primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 8 – Credit Facilities to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Company's Credit Facility.

Miscellaneous expense

For the six months ended June 30, 2023, miscellaneous expense decreased approximately $1.9 million to approximately $0.6 million, as compared to the prior period. The decrease in expense during the six months ended June 30, 2023, was primarily related to a decrease of approximately $3.4 million in liquidated damages expenses, partially offset by the absence of approximately $0.6 million of a gain on derivative liabilities, and the absence of approximately $0.6 million in other income.

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

The following table sets forth the reconciliation of Net Income/(Loss), a GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,261,955)	$(18,056,006)	$(20,162,685)	$(32,444,006)
Depreciation and amortization	2,065,753	2,267,780	4,129,048	2,696,780
Interest expense	3,449,052	2,796,367	6,889,708	2,896,367
Income tax expense (benefit)	21,030	(54,075)	57,000	(21,075)
EBITDA	(6,726,120)	(13,045,934)	(9,086,929)	(26,871,934)
Stock-based compensation expense	330,580	1,184,000	877,778	13,300,534
Non-recurring expenses related to debt financing matters (1)	5,777,344	—	9,256,168	—
Non-recurring expenses related to equity matters (2)	72,888	—	155,159	—
Reverse stock split charges	53,744	—	53,744
Restructuring and other related charges	(324,907)	5,590,932	(98,584)	5,590,932
Partial liquidated damages expense		3,615,000	227,400	3,615,000
Related acquisition & related professional costs	—	320,000	—	1,683,000
Impairments and other (gains) losses, net	—	8,937,677	—	8,937,677
Adjusted EBITDA	$(816,471)	$6,601,675	$1,384,736	$6,255,209

1)	Costs primarily relate to Blue Torch financing matters. Costs are recorded in selling, general, and administration expenses.
2)	Costs primarily relate to the Preferred Series E equity matters.

Adjusted EBITDA of approximately negative $0.8 million for the three months ended June 30, 2023, decreased by approximately $7.4 million as compared with the prior year period of approximately $6.6 million. The decrease of approximately $7.4 million is primarily attributable to the decrease in gross profit of approximately $11.7 million. The Company improved its operating loss and net loss by approximately $5.3 million and $5.8 million, respectively, in the current period. These improvements are offset by the absence of one-time charges related to acquisition activities in the prior year period.

Adjusted EBITDA of approximately $1.4 million for the six months ended June 30, 2023, decreased by approximately $4.9 million from approximately $6.3 million, in the prior year period. The decrease of approximately $4.9 million is primarily attributable to a decrease in gross profit of approximately $6.9 million. The Company improved its operating loss and net loss by approximately $14.5 million and $12.3 million, respectively, in the current period. These improvements are offset by the decrease in restructuring activities, coupled with the absence of prior year period impairment charges, and partial liquidated damages costs incurred.

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

At the present time, we do not have arrangements to raise additional capital, and we may need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with GAAP. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year from the date that financial statements are issued. In performing this evaluation as of the date of the filing of this 10-Q, the Company has determined that the Company may not have sufficient liquidity under its cash flow forecasts to fund commitments for the twelve months following the date of the filing of this 10-Q.

The costs of and distractions caused by restructuring, pursuing a Potential Transaction, negotiating amendments to the Financing Agreement, and servicing the Blue Torch debt, have materially depleted liquidity and negatively impacted performance of the Company. Consequently, management has concluded that there is substantial doubt about the Company’s ability to fund ongoing operations and meet debt service obligations over the ensuing twelve month period.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Cash Flow Discussion

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Net cash used in operating activities	$(7,638,239)	$(3,746,032)
Net cash used in investing activities	$(50,839)	$(82,800,638)
Net cash (used in) provided by financing activities	$(1,942,379)	$112,235,310

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, increased approximately $3.9 million to approximately $7.6 million, as compared to the prior period. The increase in operating cash used is largely attributable to an increase in payments for professional services related to exploring strategic alternatives partially offset by a decrease in net loss of approximately $12.3 million.This lead to positive cash flow of net $8.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023, decreased by approximately $82.7 million to approximately $0.1 million as compared with the prior period. The decrease is a result of the absence of the cash paid in the prior year period related to the Converge acquisition.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023, was approximately $1.9 million compared to net cash provided by financing activities of approximately $112.2 million for the prior period. The decrease of approximately $114.2 million in cash provided by financing activities in the current period was primarily due to the absence of net proceeds received from bank loan of $69.7 million and preferred stock of $44.4 million related to the Converge Acquisition.

Financing Agreements

On March 21, 2022, the Company entered into the Financing Agreement. This $76.5 million Credit Facility was used in part to fund the purchase price of the Converge Acquisition, as well as, for working capital and general corporate purposes.

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

On September 22, 2023, the Company and Blue Torch entered into the First Amendment to Financing Agreement by adding provisions for the use of secured overnight financing rate loans in place of LIBOR rate loans. See the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2023, the contents of which are incorporated by reference herein.

The Company and each of its subsidiary Guarantors entered into the Security Agreement dated as of March 21, 2022, as a requirement with the Credit Facility. Each Guarantor pledged and assigned to the Collateral Agreement and granted the Collateral Agent with a continuing security interest in all Collateral and all proceeds of the Collateral. All equity of the Guarantors was pledged by the Borrower.

On March 21, 2022, each of the Company’s Subsidiaries, as Guarantors, entered into the ISA with the Collateral Agent. Under the ISA, each obligor agreed to the subordination of such indebtedness of each other obligor to such other obligations.

On March 21, 2022, the Company entered into the Escrow Agreement with Blue Torch and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch, which were delivered during fourth quarter of fiscal year 2022. As of June 30, 2023, Blue Torch has not authorized the release of the funds in escrow.

Although the Company believes that the Converge Sellers’ recourse is solely to the escrow account, it is possible that the Converge Sellers could make claims against the Company for the deferred amount. In the event that the Converge Sellers were to make and be successful in such claims, the Company believes that a court would likely order Blue Torch to release the escrowed funds to satisfy such claims.

At any time on or after March 21, 2022, and on or prior to March 21, 2026, the Lender have the right to subscribe for and purchase from the Company, up to 77,178 shares of Common Stock, subject to adjustment. The number was adjusted to 177,178 of common shares effective December 9, 2022. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and a related Registration Statement is not in effect the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

The Company has made principal repayments aggregating to approximately $4.8 million through June 30, 2023, under the Financing Agreement. As of June 30, 2023, there was approximately $71.7 million principal and accrued interest outstanding under the Credit Facility's term loan.

In connection with the Credit Facility, the Company recorded deferred financing and issuance costs totaling approximately $9.2 million, including a $1.5 million upfront fee. The costs will be amortized over the life of the note using the effective interest rate method. During the three months ended June 30, 2023, the Company recorded approximately $0.6 million in amortization expense and made principal payments totaling approximately $1.0 million. During the three months ended June 30, 2022, the Company did not recognize amortization expense related to the note payable and did not make any principal payments.

On October 14, 2022, Blue Torch and the Company entered into the Original Limited Waiver. The Original Limited Waiver was initially scheduled to expire on October 28, 2022, if not terminated earlier by Blue Torch, but the Original Waiver Period was subsequently extended through February 10, 2023 by the First Amendment to Limited Waiver to Financing Agreement dated as of October 28, 2022, the Second Amendment to the Limited Waiver to Financing Agreement dated as of November 11, 2022, the Third Amendment to the Limited Waiver to Financing Agreement dated as of November 25, 2022, the Fourth Amendment to the Limited Waiver to Financing Agreement dated as of December 9, 2022, the Fifth Amendment to the Limited Waiver to Financing Agreement dated as of December 23, 2022, the Sixth Amendment to the Limited Waiver to Financing Agreement dated as of January 13, 2023, and the Seventh Amendment to the Limited Waiver to the Financing Agreement dated January 31, 2023, and the Eight Amendment to the Limited Waiver to the Financing Agreement dated as of February 7, 2023.

On February 10, 2023, Blue Torch and the First A&R Limited Waiver of the Specified Events of Default under the Financing Agreement, which amended and restated the Original Limited Wavier. The First A&R Limited Waiver provided that, among other things, during the First A&R Waiver Period, the Company would comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to Converge Sellers. The First A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to sixty 60 days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction.

On April 14, 2023 and April 28, 2023, Blue Torch and the Company entered into the Extension Letters that extended the Applicable Milestones.

On May 8, 2023, the Company and Blue Torch entered into the First Amendment to First A&R Limited Waiver and an amended and restated letter agreement that, in each case, superseded the Prior Waiver Documents, and pursuant to which the Company affirmed its commitment to work in good faith to consummate a sale of the Company’s business or assets or a refinancing transaction before the expiration of the First A&R Waiver Period, and Blue Torch agreed to remove the Applicable Milestones and to extend the Outside Date from June 30, 2023 to July 14, 2023, subject to a potential extension if a definitive written agreement is delivered on or prior to July 14, 2023 that provides for cash repayment in full of all obligations owed to Blue Torch or which is otherwise acceptable to Blue Torch. In addition, under the First Amendment to the First A&R Limited Waiver, the Company agreed to pay Blue Torch an “exit fee” equal to five (5%) percent of the aggregate outstanding principal balance of the Company’s indebtedness with Blue Torch as of the date of the First Amendment to the First A&R Limited Waiver, plus accrued interest, subject to reduction or waiver if such Blue Torch indebtedness is repaid in full in cash by the dates specified therein. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, Amendment No. 1 to the A&R Limited Waiver attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q. See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of Amendments Two, Three, and Four to the First A&R Limited Waiver, the First Amendment to the Financing Agreement and the Second A&R Limited Waiver and the First Amendment to the Second A&R Limited Waiver.

Contractual Obligations

As of June 30, 2023, we had non-cancelable operating lease commitments of approximately $8.0 million, long-term debt with a $71.7 million principal balance, acquisition liabilities related to the Converge sellers of $9.3 million, liquidation damages related to the Preferred Series-E holders of $0.9 million, and restructuring liabilities of $0.1 million. For the three months ended June 30, 2023, the Company funded its operations using available cash.

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

Critical Accounting Policy & Estimates

There have been no material changes to the Company’s critical accounting policies from those set forth in our Transition Report on Form 10-K/T (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has continued to take steps to improve its controls and procedures, including but not limited to, formalizing policies and procedures, and enhancing month-end close processes and account reconciliations. Upon their implementation, these internal controls will dramatically improve in the near future our ability to prevent and detect mistakes, noncompliance and potential fraud.

Limitations on Effectiveness of Control and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings or may be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that a negative final outcome of matter listed below could have a material adverse effect on its business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Transition Report on Form 10-K/T for the transition period ended December 31, 2022.

On July 17, 2023, the Converge Sellers in their capacities as the sellers of Converge filed the Complaint in the Supreme Court of the State of New York, New York County against the Defendants. The Defendants have not yet been served with a Summons or the Complaint. On July 28, 2023, Mr. Toama, who was Chief Executive Officer of the Company, informed the Company that he intended to withdraw from the Action without prejudice. Mr. Toama recused himself from all deliberations by the Board concerning the Action. The Board also formed a Special Litigation Committee composed of Board members Randall Miles, Grant Lyon, Jeffrey Stein, and Wendy Parker with delegated full power to evaluate, investigate, review, and analyze the facts and circumstances surrounding the Action.

The Complaint generally alleges that the Defendants owe sums to the Converge Sellers under the MIPA. The Complaint seeks, among other things, a judgment that the Defendants breached the MIPA and damages relating to the purported breach. Nothing in this Quarterly Report on Form 10-Q shall be deemed an admission of liability in respect of the Action.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Transition Report on Form 10-KT (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022, the occurrence of any one of which could have a material adverse effect on our actual results.

We have concluded that there is substantial doubt about the Company's ability to meet its obligations as they become due.

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year from the date that financial statements are issued. In performing this evaluation as of the date of the filing of this 10-Q, the Company has determined that the Company may not have sufficient liquidity under its cash flow forecasts to fund commitments for the twelve months following the date of the filing of this 10-Q.

The costs of and distractions caused by restructuring, pursuing a Potential Transaction, negotiating amendments to the Financing Agreement, and servicing the Blue Torch debt, have materially depleted liquidity and negatively impacted performance of the Company. Consequently, management has concluded that there is substantial doubt about the Company’s ability to fund ongoing operations and meet debt service obligations over the ensuing twelve month period. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected.

We require additional capital to implement our business plan, and it may not be available on acceptable terms, if at all, creating substantial doubt as to perform.

The growth and health of our Performance Solutions business depends on our ability to take risks by investing in new lead generation activities. Given the Company's inability to consummate a Potential Transaction to, among other things, add additional capital to the Company's balance sheet to fund operations and the uncertainty about the ability of the Company to continue to operate as a going concern, we may not be able to invest in these opportunities which may have a material adverse effect on the Company and its financial condition.

The Company is currently operating under a Limited Waiver of certain Events of Default under the Financing Agreement. Failure to comply with the terms of the Limited Waiver or to cure the Events of Default could have a material adverse effect on the Company.

On September 29, 2023, Blue Torch and the Company entered into the Second A&R Limited Waiver of certain Specified Events of Default under the Financing Agreement, as amended by the First Amendment. The Company and Blue Torch entered into the Second A&R Limited Wavier to, among other things, (i) waive certain Specified Events of Default including any failure of the Company to make the quarterly principal and interest payments due to be paid on or about September 30, 2023 under the Financing Agreement; and (ii) extend the Outside Date. The Second A&R Limited Waiver will expire at the end of the Current Wavier Period.

The Second A&R Limited Waiver concerns events of default that relate to the Company’s existing and anticipated failures to satisfy certain financial and non-financial covenants under the Financing Agreement. If the Company is unsuccessful in curing the continuing events of default by the expiration of the Current Waiver Period, the Company intends to seek further extensions of the Current Waiver Period with Blue Torch and the Lenders, although we cannot assure you that Blue Torch and the Lenders would be willing to grant extensions. If the Company failed to obtain an extension, the Company would be in default under the Financing Agreement and the Lenders would be able to exercise remedies available to them under the Financing Agreement. Any such action would likely have a material adverse effect on the Company and its financial condition and the value of your investment.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock

4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2022).

4.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 27, 2022).

4.3	Certificate of Withdrawal of Designations of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 17, 2023).

4.4	Certificate of Withdrawal of Designations of Series C Preferred Stock (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on May 17, 2023).

4.5	Certificate of Withdrawal of Designations of Series D Preferred Stock (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on May 17, 2023).

4.6	Certificate of Change of the Company, dated May 31, 2023 and effective June 1, 2023 (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on May 31, 2023).

10.1
At Market Issuance Sales Agreement, dated May 24, 2023, between the Company and B. Riley Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2023).

10.2
Amendment No. 1 to Amended and Restated Limited Waiver dated May 8 2023, between the Company and Blue Torch (incorporated herein by reference to Exhibit 10.2 to the Transition Report on Form 10-KT/A (Amendment 2) filed on May 15, 2023).

10.3 †
Employment Agreement by and between the Company and Sadiq Toama, dated as of May 26, 2023, including the Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 2, 2023)

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith.
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Troika Media Group, Inc.
(Registrant)

/s/ Eric Glover
(Signature)

Date: October 20, 2023	Name:	Eric Glover
	Title:	Chief Financial Officer
(Principal Financial Officer)