Form 10-Q
period 2023-09-30
Troika Media Group, Inc.
filed 2023-12-21
CIK 1021096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. ☐Yes ☒No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such ﬁles). ☐Yes ☒No
Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated ﬁler	☐	Accelerated ﬁler	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Outstanding at December 21, 2023
Common Stock, $.001 par value	16,729,497

CAUTIONARY STATEMENT

On December 7, 2023, the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (such court, the “Court” and such cases, the “Chapter 11 Cases”). On December 7, 2023, prior to the filing of the Bankruptcy Petitions, the Company and Blue Torch Finance, LLC (“Blue Torch”) agreed to the terms of a form of “stalking horse” asset purchase agreement (the “Stalking Horse Asset Purchase Agreement”) under which an affiliate of Blue Torch and the Debtors would agree to sell substantially all of the assets of the Company (the “Purchased Assets”) for consideration consisting of (1) a credit bid equal to (x) an amount up to all outstanding obligations under the DIP Credit Facility (as defined below) but not less than $11,000,000, and (y) up to the full amount of the outstanding obligations under the Financing Agreement (as defined below), but not less than $40,000,000, plus (2) the assumption by Blue Torch of the Assumed Liabilities (as defined in the Stalking Horse Asset Purchase Agreement) (the “Sale Transaction”). The Sale Transaction is part of a sale process under section 363 of the Bankruptcy Code that will be subject to approval by the Court and compliance with agreed upon and Court-approved bidding procedures allowing for the submission of higher or otherwise better offers, and other agreed-upon conditions (the “363 Sale Process”). In accordance with the 363 Sale Process, notice of the proposed sale to Blue Torch will be given to third parties and competing bids will be solicited by Jefferies. The Company will manage the bidding process and evaluate the bids, in consultation with its advisors and as overseen by the Court. The Company and Blue Torch also agreed to the terms of a form of Superpriority Secured Debtor-in-Possession Financing Agreement (the “DIP Financing Agreement”) to be entered into by and among the Company, as borrower, certain of the Company’s subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto (the “DIP Lenders”) and Blue Torch, as administrative agent and collateral agent, pursuant to which the DIP Lenders would provide the Debtors with a senior secured, superpriority debtor-in-possession term loan facility in the maximum aggregate amount of $11,000,000 (the “DIP Credit Facility”), which, subject to the satisfaction of certain conditions precedent to drawing as set forth in the DIP Financing Agreement, will be made available to the Debtors in multiple drawings as follows: (i) up to $7,800,000 will be made available for drawing upon entry by the Court of an interim order authorizing and approving the DIP Credit Facility on an interim basis (the “Interim DIP Order”) and (ii) up to $3,200,000 will be made available for drawing upon entry of the Court of a final order authorizing and approving the DIP Credit Facility on a final basis (the “Final DIP Order” and together with the Interim DIP Order, the “DIP Orders”). In addition, on December 7, 2023, the Company and Blue Torch entered into a restructuring support agreement (the “Restructuring Support Agreement”) setting out certain milestones and conditions of the Company relating to the 363 Sale Process, subject to the terms and conditions contained therein. The foregoing descriptions of the Stalking Horse Asset Purchase Agreement, the DIP Financing Agreement and the Restructuring Support Agreement do not purport to be complete and each is qualified in its entirety by reference to the applicable agreement, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q and each of which is incorporated by reference herein.

As part of the Chapter 11 Cases, the Debtors have obtained Court approval for the joint administration of the Chapter 11 Cases under the caption In re Troika Media Group, Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company has engaged Jefferies LLC (“Jefferies”) to advise on its strategic options, including the process to sell its assets in connection with the Chapter 11 Cases. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, to pay vendors and suppliers for goods and services, and to continue honoring insurance and tax obligations as they come due. In addition, the Company filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Financing, and (b) a motion seeking approval of certain procedures relating to the 363 Sale Process of the Company’s assets. At the Debtors’ “first day hearing” on December 8, 2023, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. The Company filed the revised forms of order to the Bankruptcy Court immediately following the first day hearing, and the Company expects that the Bankruptcy Court will enter the orders approving the first day relief in the immediate term. Bankruptcy Court filings and information related to the Chapter 11 Cases are available at: https://cases.ra.kroll.com/troika/.

Substantial doubt about the Company’s ability to continue as a going concern exists in light of its Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the approval by the Bankruptcy Court, successfully consummate the Sale Transaction, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Sale Transaction to meet its obligations and operating needs.

There are a number of risks and uncertainties associated with the Company’s bankruptcy, including, among others that: (a) the Sale Transaction may never be approved or be consummated, (b) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (c) the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.

The Sale Transaction, Stalking Horse Asset Purchase Agreement, Restructuring Support Agreement and the DIP Financing Agreement are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company’s security holders are cautioned that trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders thereof in the Chapter 11 Cases. The Company currently does not expect that holders of the Company’s common stock or other equity securities will receive any payment or other distribution on account of those securities in the Chapter 11 Cases given the expected sales proceeds (which currently consist of a credit bid and the assumption of certain liabilities of the Debtors) and the amount of the Debtors’ liabilities to more senior creditors. Additionally, the Company expects that its securities will be suspended from trading at the opening of business on December 18, 2023 and delisted from Nasdaq after the completion of Nasdaq’s filing of Form 25-NSE with the Securities and Exchange Commission (the “SEC”). Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
•the adverse impact of the Chapter 11 Cases on our business, financial condition, and results of operations;
•our ability to successfully consummate the Sale Transaction and emerge from the Chapter 11 Cases, including by satisfying the conditions and milestones in the Restructuring Support Agreement;
•our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the Sale Transaction;
•our ability to make the required payments under the agreements governing our debt obligations;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Sale Transaction and the Chapter 11 Cases;
•risks and uncertainties associated with the Sale Transaction, including our ability to receive approvals for debtor-in-possession financing, under the Chapter 11 Cases and successfully consummate the Sale Transaction;
•our ability to receive any required approvals of the Sale Transaction and the responses of our security holders, other stakeholders and customers;
•our ability to monetize certain assets;
•general competitive, economic, industry, market, political and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;
•our ability to manage expenses, our liquidity and our investments in working capital;
•changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;
•the impact of our common stock being delisted from Nasdaq; and
•other risks and uncertainties described from time to time in our filings with the SEC.

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Transition Report on Form 10-K/T (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022, and in “Part II - Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,157,209	$28,403,797
Restricted cash	447,285	—
Accounts receivable, net	13,581,206	10,801,299
Prepaid expenses and other current assets	3,389,668	1,388,084
Total current assets	28,575,368	40,593,180

Other assets	788,078	702,750
Property and equipment, net	290,850	618,699
Right-of-use lease assets	2,462,176	3,029,785
Amortizable intangible assets, net	32,414,253	64,761,111
Goodwill	21,614,359	45,518,505
Total assets	$86,145,084	$155,224,030
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,851,853	$14,270,063
Accrued and other current liabilities	8,795,712	8,390,196
Accrued billable expenses	10,537,810	7,810,126
Deferred revenue	6,717,245	6,209,442
Current portion of long term debt, net of deferred financing costs	2,595,301	1,551,211
Convertible note payable	60,006	60,006
Note payable - related party, current	—	30,000
Operating lease liabilities, current	1,610,831	1,506,534
Acquisition liabilities	9,346,504	9,293,402
Contingent liability	939,224	3,385,000
Total current liabilities	58,454,486	52,505,980
Long-term liabilities:
Long-term debt, net of deferred financing costs	63,593,890	64,833,844
Operating lease liabilities, non-current	5,999,190	7,192,662
Other long-term liabilities	8,337	212,432
Total liabilities	128,055,903	124,744,918
Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit):
Series E Preferred Stock ($0.01 par value: 500,000 shares authorized, 14 and 310,793 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively); redemption amount and liquidation preference $0.0 million and $31.1 million , as of September 30, 2023 and December 31, 2022, respectively	—	3,107
Common stock, ($0.001 par value: 32,000,000 shares authorized; 16,676,762 and 5,572,089 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	16,677	5,572
Additional paid-in-capital	269,120,759	265,806,976
Accumulated deficit	(311,048,255)	(235,336,543)
Total stockholders’ equity (deficit)	(41,910,819)	30,479,112
Total liabilities and stockholders’ equity (deficit)	$86,145,084	$155,224,030
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$54,238,863	$119,809,958	$171,966,348	$220,876,661
Cost of revenue	45,470,265	101,055,664	148,699,718	180,763,162
Gross profit	8,768,598	18,754,294	23,266,630	40,113,499

Operating expenses:
Selling, general and administrative expenses	8,927,432	9,305,955	31,978,778	40,480,812
Depreciation and amortization	2,066,465	2,232,509	6,195,513	4,929,289
Impairment and other losses, net	50,217,492	—	50,217,492	8,937,677
Restructuring and other related charges	(15,708)	934,147	(114,292)	6,525,079
Total operating expenses	61,195,681	12,472,611	88,277,491	60,872,857
Operating income (loss)	(52,427,083)	6,281,683	(65,010,861)	(20,759,358)

Other income (expense):
Interest expense	(3,472,559)	(2,835,588)	(10,362,267)	(5,731,955)
Miscellaneous (expense)/income	419,523	(2,009,944)	(212,676)	(4,537,617)
Total other expense	(3,053,036)	(4,845,532)	(10,574,943)	(10,269,572)

Income (loss) from operations before income taxes	(55,480,119)	1,436,151	(75,585,804)	(31,028,930)
Income tax expense	(68,908)	(162,368)	(125,908)	(141,293)
Net income (loss)	(55,549,027)	1,273,783	(75,711,712)	(31,170,223)
Foreign currency translation adjustment	—	955,438	—	386,000
Comprehensive income (loss)	$(55,549,027)	$2,229,221	$(75,711,712)	$(30,784,223)

Earnings (loss) per share:
Basic	$(3.30)	$0.85	$(5.20)	$(12.16)
Diluted	$—	$0.27	$—	$—

Weighted average number of shares outstanding:
Basic	16,853,940	2,611,565	14,565,044	2,532,102
Diluted	—	8,120,687	—	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Preferred Stock Series A	Preferred Stock Series E	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Amount	Amount	Amount
BALANCE — December 31, 2022	$—	$3,107	$5,572	$265,806,976	$(235,336,543)	$—	$30,479,112
Net loss	—	—	—	—	(7,900,730)	—	(7,900,730)
Stock-based compensation expense	—	—	—	547,197	—	—	547,197
Cashless exercise of warrants for common shares	—	—	5,646	(5,646)	—	—	—
Conversion of Preferred Series E shares to common shares	—	(3,048)	4,877	(1,829)	—	—	—
Partial liquidated damages settled in common shares	—	—	428	2,672,748	—	—	2,673,176
Balance - March 31, 2023	$—	$59	$16,523	$269,019,446	$(243,237,273)	$—	$25,798,755
Rounding adjustment resulting from one (1) to twenty-five (25) reverse stock split	—	—	31	(31)	—	—	—
Stock-based compensation expense	—	—	—	330,580	—	—	330,580
Conversion of Preferred Series E shares to common shares	—	(59)	2	57	—	—	—
Issuance of common stock via At-the-Market offering, net	—	—	121	—	—	—	121
Net loss	—	—	—	—	(12,261,955)	—	(12,261,955)
Balance - June 30, 2023	$—	$—	$16,677	$269,350,052	$(255,499,228)	$—	$13,867,501
Stock-based compensation expense	—	—	—	(238,443)	—	—	(238,443)
Equity issuance fees in connection with the at-the-market offering, net	—	—	—	9,150	—	—	9,150
Net loss	—	—	—	—	(55,549,027)	—	(55,549,027)
Balance - September 30, 2023	$—	$—	$16,677	$269,120,759	$(311,048,255)	$—	$(41,910,819)

Balance — December 31, 2021	$7,000	$—	$1,760	$208,127,240	$(193,138,000)	$(386,000)	$14,612,000
Record vested deferred compensation relating to Redeeem employees	—	—	—	805,000	—	—	805,000
Issuance of common stock related to Converge acquisition	—	—	480	14,874,520	—	—	14,875,000
Record preferred stock issued to PIPE	—	5,000	—	(5,000)	—	—	—
Stock-based compensation	—	—	320	9,095,680	—	—	9,096,000
Foreign currency translation reclassification	—	—	—	—	—	36,000	36,000
Net loss	—	—	—	—	(14,388,000)	—	(14,388,000)
Balance - March 31, 2022	$7,000	$5,000	$2,560	$232,897,440	$(207,526,000)	$(350,000)	$25,036,000
Stock-based compensation	—	—	—	4,204,534	—	—	4,204,534
Acquisition adjustments	—	—	—	257,849	—	—	257,849
Redemption of Preferred Series A	(7,000)	—	—	(439,200)	—	—	(446,200)
Foreign currency translation reclassification	—	—	—	—	—	(605,438)	(605,438)
Net loss	—	—	—	—	(18,056,006)	—	(18,056,006)
Balance - June 30, 2022	$—	$5,000	$2,560	$236,920,623	$(225,582,006)	$(955,438)	$10,390,739
Net income	—	—	—	—	1,273,783	—	1,273,783
Stock-based compensation expense	—	—	—	516,800	—	—	516,800
Conversion of preferred stock	—	(86)	86	276,310	—	—	276,310
Reclassification of foreign currency translation loss	—	—	—	—	—	955,438	955,438
Balance- September 30, 2022	—	$4,914	$2,646	$237,713,733	$(224,308,223)	$—	$13,413,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Troika Media Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,711,712)	(31,170,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,195,513	4,929,289
Amortization of right-of-use assets	488,621	1,250,229
Amortization of deferred financing costs	1,716,635	1,382,651
Impairments and other losses, net	50,217,492	8,937,677
Stock-based compensation	639,334	13,817,334
Accretion of interest on acquisition liabilities	53,102	125,398
Net gain on sale of subsidiary	—	(82,894)
Imputed interest for note payable	—	10,000
Loss on early termination of operating lease	—	202,150
Loss on derivative liabilities	—	316,245
Provision for bad debt	(176,958)	(4,811)
Partial liquidated damages expense	227,400	3,916,350
Change in operating assets and liabilities:
Accounts receivable	(2,602,949)	(15,266,014)
Prepaid expenses	(2,001,584)	(2,802,733)
Accounts payable and accrued expenses	7,006,631	16,211,966
Other assets	(85,328)	(770,629)
Operating lease liability	(1,089,175)	(3,487,528)
Due to related parties	—	(7,000)
Deferred revenue	507,803	4,077,739
Other long-term liabilities	(204,094)	(161,900)
Net cash (used in) provided by operating activities	(14,819,269)	1,423,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of Converge	—	(82,730,000)
Net cash paid for sale of Mission Media UK	—	(613,535)
Purchase of property and equipment	(46,805)	(242,056)
Net cash used in investing activities	(46,805)	(83,585,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made for bank loan	(1,912,500)	(1,912,500)
Proceeds from at-the-market offering, net	9,271	—
Payments for note payable to related party	(30,000)	(90,000)
Proceeds from the issuance of preferred stock, net of offering costs	—	44,405,000
Proceeds from bank loan, net of debt issuance cost	—	69,717,960
Payments made for the redemption of Series A preferred stock	—	(446,400)
Payment of stimulus loan programs	—	(435,000)
Payments made for loss contingency on equity issuance	—	(3,615,000)
Net cash (used in) provided by financing activities	(1,933,229)	107,624,060
Effect of exchange rate on cash	—	1,223,078
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(16,799,303)	$26,684,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — beginning of period	28,403,797	5,982,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — end of period	$11,604,494	$32,666,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$253,100	$—
Interest expense	$5,714,032	$4,076,243
Noncash investing and financing activities:
Conversion of Series E Preferred shares to common shares	$31,078,000	$274,237
Cashless exercise of warrants for common shares	$34,690,000	$—
Settlement of contingent liability in common shares	$2,673,176	$—
Write-off of property and equipment	$291,641	$—
Fair value of common stock issued relating to the Converge Acquisition	$—	$14,875,000
Warrants issued relating to debt financing	$—	$2,232,000
Warrants issued relating to equity financing	$—	$28,407,000
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

Unaudited Interim Financial Statements

The accompanying interim condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company’s Transition Report on Form 10-K/T (as amended by Form 10-KT/A) for the six month transition period ended December 31, 2022. The financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Reverse Stock Split

On June 1, 2023, we effected a reverse stock split (the "Reverse Split") of our Common stock, par value $.001 per share ("Common Stock") such that each stockholder received 1 share of Common Stock for every 25 shares owned by such stockholder before the Reverse Split. All historical share amounts disclosed in this quarterly report on Form 10-Q have been retroactively restated to reflect the Reverse Split and subsequent share exchange. No fractional shares were issued as a result of the Reverse Split, as fractional shares of Common Stock were rounded up to the nearest whole share.

Notice of Non-Compliance

On August 22, 2023, the Company received a delinquency notification letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not timely filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”). Nasdaq informed the Company that the Company must submit a plan of compliance (the “Plan”) within sixty (60) days (the "Plan Deadline") addressing how it intended to regain compliance with Nasdaq’s listing rules or otherwise file the Q2 2023 Form 10-Q before the expiration of such sixty (60) day period. The Company has filed the Quarterly Report on 10-Q for the quarter ended June 30, 2023 before the Plan Deadline, therefore the Company will not be required to submit a Plan to Nasdaq by the Plan Deadline.

See the section of this report entitled “Notices of Non-Compliance” in “Subsequent Events” below for additional information regarding the Company’s listing status, including in respect of Nasdaq’s determination to delist the Company’s securities effective December 18, 2023.

Departure of Chief Executive Officer and Chief Financial Officer and appointment of Interim Chief Executive Officer and Interim Chief Financial Officer

On August 14, 2023, the Company terminated the employment of Mr. Toama, its former Chief Executive Officer, for “Cause,” pursuant to the terms of his employment agreement. Mr. Toama was deemed to have resigned from the Board of Directors of the Company (the "Board') immediately upon his termination, pursuant to the terms of his employment agreement. The Company has also terminated the employment of Erica Naidrich, its former Chief Financial Officer, for “Cause,” pursuant to the terms of her employment agreement. The Board determined that “Cause” existed to terminate the employment of Mr. Toama and Ms. Naidrich pursuant to the terms of their respective employment agreements, including, among other things, for engaging in acts of gross misconduct that are materially injurious to the Company. Both Mr. Toama and Ms. Naidrich have disputed whether they were properly terminated for "Cause".

Effective August 14, 2023, the Company appointed Grant Lyon, a former member of the Board, as the Company’s Interim Chief Executive Officer and Eric Glover as the Company’s Interim Chief Financial Officer. The Company entered into an engagement letter (the “Areté Engagement Letter”) with Areté Capital Partners, LLC (“Areté”), a consulting firm founded and partially owned by Mr. Lyon pursuant to which Areté will make Messrs. Lyon and Glover available to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer, respectively. The foregoing summary of the Areté Engagement Letter does not purport to be complete and is subject to, and qualified in its entirety by the Areté Engagement Letter filed with our Current Reports on Form 8-K filed with the SEC on August 15, 2023.

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

The costs of and distractions caused by restructuring, pursuing a Potential Transaction, negotiating amendments to the Financing Agreement, and servicing the Blue Torch debt, have materially depleted liquidity and negatively impacted performance of the Company. Consequently, management has concluded that there is substantial doubt about the Company’s ability to fund ongoing operations and meet debt service obligations over the ensuing twelve month period. To preserve operating liquidity and maintain optionally, the Company chose not to make the principal and interest payment due to Blue Torch on September 30, 2023 and negotiated a waiver of that default and other specified events of default through October 20, 2023. The Company filed for Chapter 11 on December 7, 2023 and had extended the waivers through the date of as discussed below in "Subsequent Events".

As has been previously reported and as summarized below in Note 8. Credit Facilities, the Company agreed with its senior lender, Blue Torch Finance LLC ("Blue Torch"), to undertake a process with an investment banker to facilitate the repayment in full of Blue Torch debt either through an acquisition or disposition involving the Company, a refinancing, or some combination thereof (a “Potential Transaction”). As a result, in December 2022, the Company engaged Jefferies LLC (“Jefferies”), a leading global full-service investment banking and capital markets firm, and the Board formed a Special Committee to, among other things, oversee a Potential Transaction. In the absence of a Potential Transaction, the Company and Blue Torch have, in good faith, continued to negotiate to resolve ongoing issues. The Company filed for Chapter 11 on December 7, 2023 and in connection with such filing Blue Torch and the Company agreed to consummate a Potential Transaction in Chapter 11 whereby Blue Torch would acquire certain assets of the Company (subject to approval of the Bankruptcy Court). See "Subsequent Events" below for more information.

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

Restricted cash

The Company defines restricted cash as cash that is legally restricted as to withdrawal or usage. Restricted cash of approximately $0.4 million as of September 30, 2023, consists of cash deposits received from the at-the-market ("ATM") and must be paid to Blue Torch in accordance with the terms of the Financing Agreement. There was no restricted cash balance as of December 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Not Applicable.

NOTE 3 – Converge Direct Acquisition

On March 22, 2022 (the "Closing Date"), the Company and CD Acquisition Corp. ("CD"), as purchasers, and Thomas Marianacci, Maarten Terry, Sadiq ("Sid") Toama and Michael Carrano, as sellers (the "Converge Sellers") closed on the acquisition of all the equity of Converge Direct LLC (together with its affiliates, "Converge") and 40% of the equity of Converge Marketing Services, LLC ("CMS") an affiliated entity, for a notional aggregate purchase price of $125.0 million, valued for accounting purposes at approximately $114.9 million pursuant to the Membership Interest Purchase Agreement, dated November 22, 2021 (the "MIPA").

Purchase Price

The cash portion of the purchase price consisted of $65.9 million paid on the date of the acquisition, $29.1 million held in escrow payable upon satisfaction of certain conditions (the "Escrowed Cash"), and another $5.0 million payable 12 months after the acquisition date contingent on the Company satisfying its bank covenants and at the option of the payee payment will be in the form of cash or common stock of the Company valued at $2.00 per share. The remaining $25.0 million was paid in the form of 12.5 million shares of the Company’s restricted common stock at a price of $2.00 per share, which for accounting purposes was valued at $1.19 per share for $14.9 million. All 12.5 million shares were subject to a nine (9) month lock-up period. Pursuant to the provisions of the MIPA dated as of November 22, 2021, as amended, an aggregate of $2.5 million (10%) or 1,250,000 shares of the Common Stock issued to the Sellers are held in escrow to secure against claims for indemnification (the "Escrowed Shares"). The Escrowed Shares will be held until the later of (a) one year from the Closing Date, or (b) the resolution of indemnification claims. The Company is accounting for the transaction under the purchase method of accounting in accordance with the provisions of ASC Topic 805 Business Combinations (ASC 805). On the Closing Date, Converge became a wholly-owned subsidiary.

At March 22, 2022 the Company recorded the $5.0 million payable due March 21, 2023, at its then net present value of $4.7 million. Further, pursuant to the MIPA, the Company recorded an additional liability totaling $4.3 million which represents the excess net working capital value received by the Company at the purchase date. Per the terms of the MIPA, this amount was to be repaid within 120 days of closing. As of September 30, 2023, a total of $9.3 million is included within acquisition liabilities on the condensed consolidated balance sheets.

On March 21, 2022, the Company entered into employment agreements with Mr. Toama and Mr. Marianacci, two of the Converge Sellers. Mr. Toama was appointed President of TMG and Mr. Marianacci was appointed as President of the Converge entities.

On February 13, 2023, the Company and Mr. Toama entered into a letter agreement (the "Toama Letter Agreement") amending certain terms of Mr. Toama’s employment agreement, including by appointing him Chief Executive Officer of the Company. See the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission ("SEC") on February 16, 2023, the contents of which are incorporated by reference herein.

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

On August 14, 2023, the Company terminated the employment of Mr. Toama for “Cause,” pursuant to the terms of the New Agreements. See the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2023, the contents of which are incorporated by reference herein. Mr. Marianacci resigned his employment with the Company on September 28, 2023.
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

For the nine months ended
September 30, 2022

Revenue	$275,734,955
Cost of revenue	229,699,317
Gross profit	46,035,638
Operating expenses	(63,111,345)
Operating loss	(17,075,707)
Other expenses	(11,676,796)
Net loss	$(28,752,503)

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

Principal versus Agent Revenue Recognition

Our customers reimburse us for expenses relating to the out-of-pocket costs associated with the provision of Managed Services engagements. This includes third party expenses such as media costs and administrative fees, technology fees, production expenses, data costs, and other third-party expenses that the Company incurs on behalf of a client that is needed to deliver the services. In accordance with ASC 606-10-25-31, the Company recognizes reimbursement income over time by measuring the progress toward complete satisfaction of a performance obligation by measuring its performance in transferring control of the services contractually delivered to a client by applying the input method. The revenue is recognized based on the extent of inputs expended toward satisfying a performance obligation and it was determined that the best judge of input is the costs incurred to date in relation to the anticipated costs. As a result, unless an overage or saving is identified, the reimbursement income equates to the reimbursement costs incurred. Given that the Company contracts directly with the majority of the vendors, the Company is deemed a principal in this revenue transaction as they have control over the asset and transfer the asset themselves. As a result, this transaction is recorded gross rather than net. Accruals for costs incurred but not yet billed by third parties are recorded in accounts receivable and accrued billable expenses on the condensed consolidated balance sheets.

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

The Company’s customer base is highly concentrated. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers. For the nine months ended September 30, 2023, and 2022, five (5) customers accounted for 82.1% and 81.6% of our revenues, respectively.

The following table provides information about current contract balances from contracts with customers:

	September 30,	December 31,
	2023	2022
Accounts receivable	$13,581,206	$10,801,299
Deferred revenue	$6,717,245	$6,209,442

Accounts receivable is presented net of allowance for doubtful accounts. The Company analyzes receivables aging, customer specific risks, and other factors to estimate its allowance. The Company’s allowance for doubtful accounts was approximately $0.9 million and $1.0 million as of September 30, 2023, and December 31, 2022, respectively.

The amount of revenue recognized during the nine months ended September 30, 2023, relating to the deferred revenue recorded as of December 31, 2022, was approximately $1.1 million.

NOTE 5. Property and Equipment

Property and equipment consist of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Computer equipment	$318,968	$820,086
Website design	—	6,025
Office machine & equipment	—	109,231
Furniture & fixtures	18,609	337,420
Leasehold improvements	150,347	436,264
Total Property and equipment	487,924	1,709,026
Less: accumulated depreciation	(197,074)	(1,090,327)
Property and equipment, net	$290,850	$618,699

During the three months ended September 30, 2023, and 2022, depreciation expense was approximately $29 thousand and $54 thousand, respectively.

During the nine months ended September 30, 2023 and 2022, depreciation expense was approximately $83 thousand and $143 thousand, respectively.

During the nine months ended September 30, 2023, the Company wrote-off approximately $0.3 million of property and equipment related to the legacy Troika and Mission entities. The write-off of the property and equipment was recorded against the restructuring liabilities. There were no write-offs in the three months ended September 30, 2023 and during the three and nine months ended September 30, 2022.

NOTE 6. Amortizable Intangible Assets & Goodwill

The Company's intangible assets subject to amortization are as follows:

	September 30, 2023	December 31, 2022
Customer relationship, net	$19,176,753	$53,600,000
Technology	10,400,000	10,400,000
Tradename	7,100,000	7,100,000
Total intangible assets	36,676,753	71,100,000
Less: accumulated amortization	(4,262,500)	(6,338,889)
Total amortizable intangible assets, net	$32,414,253	$64,761,111

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

During the three months ended September 30, 2023 and 2022, amortization expense was approximately $2.0 million and $2.2 million, respectively.

During the nine months ended September 30, 2023 and 2022, amortization expense was approximately $6.1 million and $4.8 million, respectively.

As of September 30, 2023, estimated amortization expense related to the Company's intangible assets is as follows:

Fiscal year ending December 31:
Remaining 2023	$1,261,522
2024	5,046,089
2025	5,046,089
2026	5,046,089
2027	3,428,311
Thereafter	12,586,153
Total	$32,414,253

The Company reviews intangibles that have indefinite lives for impairment annually as of October 31, or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of indefinite-lived intangible assets. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results.

Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of trade names, technology, and customer relationships. The estimated fair values of the identifiable intangible assets acquired were calculated using an income valuation approach which requires a forecast of expected future cash flows either through the use of relief-from-royalty method or multi-period excess earnings methods ("MPEEM"). The estimated useful lives are based on the Company’s experience and expectations as to the duration of the time the Company expects to realize benefits of the assets.

ASC 360 requires long-lived assets to be tested for impairment using a three-step impairment test. Step 1 of the test is giving consideration to whether indicators of impairment of long-lived assets are present. Given the sustained decline in the Company’s market capitalization and cash flows, indications were that an impairment may exist and the Company proceeded to Step 2 to determine whether an impairment loss should be recognized. As a part of Step 2, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the long-lived assets in question to their carrying amounts. Given that the undiscounted cash flows for the long-lived assets were below the carrying amounts, the Company proceeded to perform Step 3 of the test by measuring the amount of impairment to the long-lived assets. An impairment loss is measured by the excess of the carrying amount of the long-lived asset over its implied fair value.

During the three months ended September 30, 2023 and 2022, the Company recognized non-cash pre-tax impairment charge of its intangible assets of $26.2 million and $0.0 million, respectively. During the nine months ended September 30,

2023 and 2022, the Company recognized non-cash pre-tax impairment charge of its intangible assets of $26.2 million and $7.2 million, respectively.

The Company will re-perform the impairment test at year-end. Future events or market conditions may further reduce the estimated fair value of these long-lived assets and as a result, the Company may need to adjust the carrying value of these long-lived assets in the period in which the reduction in the estimated fair value occurs and record further impairment charges.

As of September 30, 2023 and December 31, 2022, amortizable intangible assets, net, presented within our condensed consolidated balance sheets were $32.4 million and $64.8 million, respectively.

Goodwill

We evaluate the recoverability of goodwill by following a two step process. Step one of the goodwill impairment test involves comparing the carrying value of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. The discounted cash flow valuations involve the use of certain key assumptions, including projected revenue growth, profitability, and working capital levels as well as market-based discount rates (a discount rate of 21.0% was used in the quarterly goodwill impairment test). In performing these valuations, we rely on our internal forecasts based on a combination of historical performance and our expectations for the future. As a result of step one of the quarterly goodwill impairment test, we determined that the carrying value exceeded the fair value for our reporting unit.

We perform step two of the goodwill impairment test for any reporting unit whose carrying value exceeds its fair value. Step two involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess representing implied goodwill. An impairment loss is recognized if the recorded goodwill exceeds the implied goodwill. For the three and nine months ended September 30, 2023 the Company recorded impairment of goodwill totaling $23.9 million. For the three and nine months ended September 30, 2022, the Company recorded no goodwill impairment charges and $2.0 million in goodwill impairment charges, respectively.

As of September 30, 2023 and September 30, 2022, the balance of goodwill was approximately $21.6 million and $45.5 million, respectively.

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

For the three months ended September 30, 2023 and 2022, the Company recorded an insignificant amount of net restructuring credits and $0.9 million in costs, respectively.

For the nine months ended September 30, 2023 and 2022, the Company recorded approximately $0.1 million of net restructuring credits and $6.5 million in costs, respectively. Net restructuring credits for the nine months ended September 30, 2023 primarily consisted of approximately $0.7 million in credits related to favorable settlements of executive and employee severance and benefit payments. These credits were partially offset by associated legal fees of approximately $0.6 million, which did not have a restructuring reserve liability. In the comparable period, restructuring costs primarily consisted of approximately $5.7 million of severance and termination costs, approximately $0.4 million in professional fees, approximately $0.2 million associated with the sale of Mission Media UK, and approximately $0.2 million of losses associated with the early termination of a lease.

The restructuring reserve liability is presented within the accrued and other current liabilities line within the consolidated balance sheets. The change in the restructuring reserve liability for the three and nine months ended September 30, 2023 was as follows:

	Severance and termination costs	Other exit costs	Total
Balance as of December 31, 2022	$496,599	$401,260	$897,859
Charges	327,000	—	327,000
Payments	(205,403)	—	(205,403)
Credits	(605,232)	(291,473)	(896,705)
Balance as of June 30, 2023	12,964	109,787	122,751
Charges	1,717	—	1,717
Payments	(7,635)	—	(7,635)
Credits	—	(9,791)	(9,791)
Balance as of September 30, 2023	$7,046	$99,996	$107,042

There was no restructuring reserve as of September 30, 2022.

NOTE 8. Credit Facilities

Debt related to the Senior Secured Credit Facility, Convertible Note Payable, and Related Party Note Payable consisted of the following:

	Effective Interest Rate	September 30, 2023	December 31, 2022
Senior Note due 2026 (1)	17.5%	$66,189,191	$66,385,055
Convertible Note		60,006	60,006
Related Party Note		—	30,000
Total debt		66,249,197	66,475,061
Less: current portion		2,655,307	1,641,217
Long-term debt, excluding current portion		$63,593,890	$64,833,844

(1) Includes unamortized discount and issuance costs of approximately $5.5 million and $7.2 million, as of September 30, 2023 and December 31, 2022, respectively.

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

On March 21, 2022, the Company entered into an Escrow Agreement with Blue Torch and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch, which were delivered during fourth quarter of fiscal year 2022. As of September 30, 2023, Blue Torch has not authorized the release of the funds in escrow.

Although the Company believes that the Converge Sellers’ recourse is solely to the escrow account, it is possible that the Converge Sellers could make claims against the Company for the deferred amount. In the event that the Converge Sellers were to make and be successful in such claims, the Company believes that a court would likely order Blue Torch to release the escrowed funds to satisfy such claims

In connection with the Credit Facility, the Company recorded debt discount and issuance costs totaling approximately $9.2 million. The discount and issuance costs will be amortized over the life of the note using the effective interest rate method. For the three and nine months ended September 30, 2023, amortization of deferred financing costs was approximately $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2022, amortization of deferred financing costs were approximately $0.6 million and $1.4 million, respectively.

For the three and nine months ended September 30, 2023 the Company made principal payments totaling approximately $0.0 million and $1.9 million, respectively. On October 4, 2023, the Company and Blue Torch entered into the Second A&R Limited Wavier to, among other things, temporarily waive the quarterly principal and interest payments due under the Financing Agreement due to be paid on or about September 30, 2023.

For the three and nine months ended September 30, 2022, the Company made principal payments totaling approximately $1.0 million and $1.9 million, respectively. For the three months ended

At September 30, 2023, the principal payments required under the Term Loan Facility are as follows:

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
As of September 30, 2023, the fair value of long-term debt is considered to approximate its stated value of $71.7 million .

Blue Torch Extensions, Waivers, and Amendments

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

On February 10, 2023, Blue Torch and the Company entered into an Amended and Restated Limited Waiver (the “First A&R Limited Waiver”) of certain events of default (such events of default, the “Specified Events of Default”) under the Financing Agreement, which amended and restated the Original Limited Wavier. The First A&R Limited Waiver provided that, among other things, during the First A&R Waiver Period (defined below), the Company would comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to Converge Sellers. The First A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to sixty (60) days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction (the “First A&R Waiver Period”, and the date referenced in subclause (z) above, the “Outside Date”).

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

On September 29, 2023, Blue Torch and the Company entered into a Second Amended and Restated Limited Waiver (the “Second A&R Limited Waiver”) of certain Specified Events of Default under the Financing Agreement, as amended by the First Amendment. The Second A&R Limited Waiver amends and restates the First A&R Limited Waiver. The Company and Blue Torch entered into the Second A&R Limited Wavier to, among other things, (i) waive certain Specified Events of Default including any failure of the Company to make the quarterly principal and interest payments due to be paid on or about September 30, 2023 under the Financing Agreement; and (ii) extend the Outside Date. The Second A&R Limited Waiver will expire on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) a revised Outside Date of October 13, 2023 (the "Current Waiver Period"). See also "Subsequent Events" for information regarding addition waivers and extensions of the Current Waiver Period.

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

The foregoing summaries do not purport to be complete and is subject to, and qualified in its entirety by, the Second Amendment to First A&R Limited Waiver, the Third Amendment to First A&R Limited Waiver and Fourth Amendment to

A&R Limited Waiver filed and with our Current Reports on Form 8-K filed with the SEC on July 17, 2023, July 28, 2023 and August 28, 2023, respectively, the First Amendment to Financing Agreement filed with our Current Reports on Form 8-K filed with the SEC on September 27, 2023, and the Second A&R Limited Waiver filed with our Current Reports on Form 8-K filed with the SEC on October 4, 2023.

See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of Amendments One, Two, Three, Four, Five, Six, Seven, and Eight to the Second A&R Limited Waiver.

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

During the three months ended September 30, 2023, and 2022, lease expense was approximately $0.3 million and $0.7 million, respectively.

During the nine months ended September 30, 2023, and 2022, lease expense was were approximately $0.8 million and $1.2 million, respectively.

In September 2023, the Company terminated the lease of one of their office facilities in Bedford Hills, NY and has no foreseeable plans to occupy it in the future. As of September 30, 2023, the Company unrecognized the associated right of use asset and recorded an impairment charge of approximately $0.1 million, which is recognized on the Condensed Consolidated Statements of Operations and Comprehensive Loss on the line Impairment and other losses (gains), net.

The following table summarizes the weighted-average remaining lease term and discount rate for operating leases:

Undiscounted Cash Flows
Weighted average remaining lease term in years	6.6 years
Weighted average discount rate	5.50%

As of September 30, 2023, the maturities of the Company's operating lease liabilities are as follows:

Remainder of fiscal year ending December 31, 2023	$508,083
2024	1,954,575
2025	1,449,060
2026	1,453,734
2027	1,117,060
Thereafter	2,354,471
Total undiscounted operating lease payments	8,836,983
Less: Imputed interest	(1,226,962)
Total operating lease liabilities	7,610,021
Less: current portion of operating lease liabilities	(1,610,831)
Non-current operating lease liabilities	$5,999,190

NOTE 10 – Commitments and Contingencies

Commitments

As of September 30, 2023, commitments of the Company in the normal course of business in excess of one year are as follows:

	Payments Due by Period
	Remaining 2023	Years 2-3	Years 4-5	>5 Years	Total
Debt repayment (a)	$1,912,500	$7,650,000	$62,156,250	$—	$71,718,750
Acquisition liabilities (b)	9,346,504	—	—	—	9,346,504
Operating lease obligations (c)	508,083	3,403,635	2,570,794	2,354,471	8,836,983
Contingent liability (d)	939,224	—	—	—	939,224
Restructuring liabilities (e)	107,042	—	—	—	107,042
Total	$12,813,353	$11,053,635	$64,727,044	$2,354,471	$90,948,503

(a) Debt repayments consists of principal repayments required under the Company's Credit Facility.
(b) Acquisition liabilities recorded on the balance sheet consist of the Company's obligations to the Converge Sellers arising from the Converge Acquisition. See Note 3 - Converge Direct Acquisition
(c) Operating lease obligations primarily represent future minimum rental payments on various long-term noncancellable leases for office space. Lease obligations related to excess facilities associated with the Company wide restructuring plan are included within the operating lease obligations line.

(d) Contingent liability relate to Series E Holders' claims for liquidated damages owed, if any, under the Series E Registration Rights Agreement
(e) Restructuring liabilities relate primarily to future severance payments and other exit costs

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

Partial Liquidated Damages

For the three months ended September 30, 2022, approximately $3.6 million of partial liquidated damages charges were recorded and there were no such charges recorded for the three months ended September 30, 2023. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded approximately $0.2 million and $3.6 million, respectively, of partial liquidated damages expense which was recorded within miscellaneous expenses on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 and December 31, 2022, the Company had approximately $0.9 million and $3.4 million, respectively, related to the outstanding partial liquidated damages, which is presented within the line contingent liability on the condensed consolidated balance sheets. As of September 30, 2023, approximately $3.6 million of partial liquidated damages were paid in cash and approximately $2.7 million was settled in common shares.

On March 21, 2023, the Company disclosed on Form 8-K its intent to engage in negotiations with stockholders ("Series E Holders") of the Company's Series E Convertible Preferred Stock, par value $0.01 per share ("Series E Preferred Stock") to waive certain provisions of the Securities Purchase Agreement (the "Series E Purchase Agreement') and the related Registration Rights Agreement each entered into on March 16, 2022 with the Series E Holders (the "Series E Registration Rights Agreement"), and to settle Series E Holders' claims for liquidated damages owed, if any, under the Series E Registration Rights Agreement. The Company provided each Series E Holder the same opportunity to enter into Settlement Agreements (the "Series E Settlement Agreements") on substantially identical terms. However, certain Series E Holders elected not to enter into Series E Settlement Agreements, notwithstanding the effective termination of the Series E Purchase Agreement and related documents (other than certain surviving rights under the Series E Registration Rights Agreement, to which all Series E Holders continue to be equally entitled). The maximum liquidated damages before interest was capped at $7.0 million. See Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information related to the partial liquidated damages.

401K Matters

In the calendar year 2022, the Company discovered that it had not made the safe harbor non-elective employer contributions to the Troika Design 401k plan in 2017 pursuant to its 3% formula under plan terms, and the Company corrected that contribution for the affected participants, with earnings, in 2022.

The Company also discovered that it did not make the three (3%) percent safe harbor non elective employer contributions to the 401k plan for plan years 2018 through 2022. When the error was discovered in 2022, the Company attempted to correct the error by performing the applicable non-discrimination tests and by making qualified non-elective contributions ("QNECs") to affected participant accounts. However, as the administration of the 401k plan did not conform to the plan terms with respect to the three (3%) percent employer contribution, additional correction is required. Although the Company is evaluating the appropriate corrective approach, the Company has accrued approximately $1.2 million related to the safe harbor 2018 – 2022 contributions, as of September 30, 2023.

Legal Matters

We may become a party to litigation in the normal course of business. In the opinion of management, except as discussed below there are no legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

Converge Sellers

On July 17, 2023, the Converge Sellers in their capacities as the sellers of Converge filed a complaint (the “Complaint”) under the caption Carrano et al. v. Troika Media Group, Inc. and CD Acquisition Corporation, Case No. 653449/2023 (the “Converge Seller Action”) in the Supreme Court of the State of New York, New York County against the Company and CD (together, the “Defendants”). On August 8, 2023, Mr. Toama, who was Chief Executive Officer of the Company, withdrew from the Converge Seller Action without prejudice. Mr. Toama recused himself from all deliberations by the Board concerning the Converge Seller Action. The Board also formed a Special Litigation Committee composed of Board members Randall Miles, Grant Lyon, Jeffrey Stein, and Wendy Parker with delegated full power to evaluate, investigate, review, and analyze the facts and circumstances surrounding the Converge Seller Action.

The Complaint generally alleges that the Defendants owe sums to the Converge Sellers under the MIPA. The Complaint seeks, among other things, a judgment that the Defendants breached the MIPA and damages relating to the purported breach.

Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that a negative final outcome of this matter could have a material adverse effect on its business, operating results, financial condition or cash flow. Nothing in this Quarterly Report on Form 10-Q shall be deemed an admission of liability in respect of the Converge Seller Action.

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

On May 24, 2023, the Company entered into an At Market Issuance Sales Agreement ("ATM Sales Agreement"), with B. Riley Securities, Inc. (the "ATM Agent"), to sell shares of our Common Stock, with aggregate gross proceeds of $70 million through an "at-the-market" equity offering program under which the ATM Agent agreed to act as sales agent or principal from time to time. Under the ATM Sales Agreement, the ATM Agent may sell shares Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The ATM Agent will use commercially reasonable efforts to sell the shares of Common Stock from time to time, based upon instructions from the Company. Any shares of Common Stock sold under the ATM Sales Agreement will be issued pursuant to the Company’s Shelf Registration Statement (file no. 333-271189), as supplemented by the prospectus supplement dated May 24, 2023. A copy of the prospectus supplement may be obtained on the SEC’s website at www.sec.gov. The foregoing description of the material terms of the ATM Sales Agreement is qualified in its entirety by reference to the full ATM Sales Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

For the period ended September 30, 2023, the Company sold a total of 120,628 shares of Common Stock under the ATM Sales Agreement for aggregate gross proceeds of approximately $0.5 million at an average selling price of $4.19 per share, resulting in net proceeds of approximately $0.0 million after deducting commissions and other transaction costs of approximately $0.5 million. The cash deposits received from the ATM issuance must be paid to Blue Torch in accordance with the terms of the Financing Agreement.

As a result of the Company's failure to timely file this report and the Quarterly Report on Form 10-Q for the second quarter of 2023, the Company will not be eligible to utilize Form S-3 to register its securities, including in respect of the ATM, for a period of 12 months from regaining compliance with the requirements of Form S-3.

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

Stock Compensation

See Note 15 to the consolidated financial statements included in the Company’s Transition Report on Form 10-KT (as amended by Form 10-KT/A) for the six months ended December 31, 2022 for more information regarding (i) 2021 Employee, Director & Consultant Equity Incentive Plan (the “2021 Plan”), and (ii) Troika Media Group, Inc. 2015 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2017 Equity Plan” and together with the 2021 Plan, the "Equity Incentive Plan"). Share-based compensation expense, presented within selling, general and administrative expenses and direct operating expenses, was approximately $(0.2) million and $0.5 million for the three months ended September 30, and 2022 respectively. Share-based compensation expense was approximately $0.6 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table summarizes activity relating to holders of the Company’s NQSOs for the nine months ended September 30, 2023:

	Number of:
	Nonperformance based vesting NQSO's	Weighted average exercise price	Weighted Average remaining contractual term (in years)	Aggregate Intrinsic value
Balance:
December 31, 2022	198,849	$23.25	1.40	$—
September 30, 2023	101,787	$19.82	1.48	$—
Exercisable at:
December 31, 2022	127,013	$24.25	0.30	$—
September 30, 2023	50,097	$22.29	1.22	$—

For the three and nine months ended September 30, 2023 the Company recognized stock compensation expense for options of approximately $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2022 the Company recognized stock compensation expense for options of approximately $0.2 million and $0.7 million, respectively. For the three months ended September 30, 2023, approximately eighty thousand (80,000) options were forfeited.

As of September 30, 2023, total unrecognized share-based compensation related to unvested options was approximately $0.3 million, and the weighted-average remaining vesting period for these awards was approximately one year and six months.

Restricted Share Units Award Activity

Pursuant to the Company’s 2021 Plan the Company issues Restricted Share Units ("RSUs") in consideration for employee and consultant services. RSUs issued under the Plan may be exercised in accordance with the applicable grant notice. The Company records stock-based compensation based on the grant date fair value of the awards. The Company recognizes the fair value of restricted stock awards that do not contain a performance condition as expense using the straight-line method over the requisite service period of the award. The Company accounts for forfeitures as they occur; therefore, stock-based compensation expense has been calculated based on actual forfeitures in the Company's condensed consolidated statements of comprehensive loss.

The following table summarizes activity relating to holders of the Company’s RSUs issued under the Plan for the nine months ended September 30, 2023. The table has been adjusted to include RSU activity related to Converge executives:

	Number of:
	Nonperformance based vesting RSU's	Weighted-Average Fair Value Per Share At Date of Grant
Outstanding award balance at December 31, 2022	182,000	$24.10
Granted	—	$—
Vested	6,000	$21.12
Forfeited	(99,333)	$25.00
Outstanding award balance at September 30, 2023	88,667	$25.01
Vested	88,667	$25.01
Unvested	—	—

During the three and nine months ended September 30, 2023 the Company recognized stock compensation expense related to restricted stock units of approximately $(0.3) million and $0.4 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized stock compensation expense related to restricted stock units of approximately $0.3 million and $8.8 million, respectively. During the three months ended September 30, 2023, 99,333 restricted stock units were forfeited. As of September 30, 2023, there was no future share-based compensation expense for unvested restricted stock units and no remaining vesting periods.

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

The following are dilutive Common Stock equivalents as of September 30, 2023 and 2022, which were not included in the calculation of loss per share, since the Company had a net loss from continuing operations and a net loss:

	September 30, 2023	September 30, 2022
Convertible preferred stock	224	5,370,098
Stock options	50,097	233,935
Stock warrants	163,213	257,516
Financing warrants	4,600	1,246,206
Restricted stock units	135,333	188,000
Total	353,467	7,295,755

Series E Preferred Shares
On March 16, 2022, the Company entered into the Series E Purchase Agreement with certain institutional investors to issue and sell in a private offering an aggregate of $50.0 million of securities, consisting of shares of Series E Preferred Stock and warrants to purchase (100% coverage) shares of Common Stock ("Series E Warrants"). Under the terms of the Series E Purchase Agreement, the Company agreed to sell 500,000 shares of its Series E Preferred Stock and Series E Warrants to purchase up to 1,333,333 shares of the Common Stock. Each share of the Series E Preferred Stock has a stated value of $100 per share and is convertible into shares of Common Stock at a conversion price of $37.5 per share subject to adjustment. The Series E Preferred Stock is perpetual and has no maturity date. The Series E Preferred Stock is not subject to any mandatory redemption or other similar provisions. All future shares of other Company preferred stock shall rank junior to the Series E Preferred Stock, except if at least a majority of the Series E Preferred Stock expressly consent, to the creation of the parity stock of senior preferred stock.

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

At the time of the closing of the Purchase Agreement, using the Black-Scholes model, the Company recorded a fair value of approximately $30.8 million on the balance sheet within derivative liabilities - financing warrants. At December 9, 2022, the date of the mark to market revaluation, the fair value of such warrants was approximately $10.2 million and a resultant gain on change in fair value of derivative liabilities was recorded for approximately $20.0 million.

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

•Limitation on Sales: During the Standstill Period, the Purchasers agreed not to sell shares of the Company’s Common Stock for a price less than $7.50 per share.

•Liquidated Damages: The Company agreed to pay to the Purchasers all liquidated damages owed through September 21, 2022 (including any pro-rated amounts), which totaled approximately $3.6 million, all of which was paid during the three months ended September 30, 2022. The Company accrued an additional $0.2 million for the nine months ended September 30, 2023 which is recorded in miscellaneous income (expense) on the statements of operations and comprehensive income (loss). See below for additional detail.

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

As of September 30, 2023, the Company had settled with the Purchasers and issued common shares. The Company recorded the 2.7 million share settlement as equity within its condensed consolidated balance sheets. For the nine months ended September 30, 2023, 304,838 shares of Series E Preferred Stock were converted into approximately 4.9 million shares of Common Stock, at a conversion price of $6.25. The foregoing reflects changes to the authorized and issued shares from the Reverse Stock Split which occurred on June 1, 2023.

Some Series E Holders have not settled with the Company and continue to advocate for payment of liquidated damages under the Registration Rights Agreement. As of September 30, 2023, fourteen (14) shares of Series E Preferred Stock were issued and outstanding. The Company accrued an additional $0.2 million of interest related to the liquidated damages during the nine months ended September 30, 2023 for Series E Holders who have not entered into a Settlement Agreement.

All Other Preferred shares

The only designated series of preferred stock is the Series E Preferred Stock.

NOTE 12. Related Party
Converge Sellers

During the quarter ended September 30, 2022, in connection with the Converge Acquisition, the Company accrued certain amounts due to the Converge Sellers totaling $9.2 million. As of September 30, 2023, and December 31, 2022, $9.3 million was outstanding and included on the balance sheet under acquisition liabilities. The calculation and payment of this amount is partly what is at issue in the Converge Seller Action. Nothing in this Quarterly Report on Form 10-Q shall be deemed an admission of liability in respect of the Converge Seller Action.

Media Resource Group ("MRG")

Mr. Marianacci, who was one of the Converge Sellers, serves as an owner and executive director of Media Resource Group (“MRG”) company that entered into a service agreement with the Company, dated January 1, 2007, under which MRG agreed to provide certain media services to the Company. The Company has ceased all future business with MRG.

For the three months ended September 30, 2023, and 2022, the Company incurred approximately $0.4 million and $0.6 million, respectively, for services performed by MRG. For the nine months ended September 30, 2023 and 2022 the Company incurred approximately $1.3 million and $1.1 million, respectively, for services performed by MRG.

Additionally, amounts due to MRG as of September 30, 2023, and December 31, 2022, were approximately $0.2 million and $0.2 million, respectively, and are reflected within the accounts payable line on its condensed consolidated balance sheets.

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

For the three months ended September 30, 2023, and 2022, the Company generated gross managed service revenue of approximately $5.1 million and $13.6 million, respectively, of which $0.7 million and $1.2 million was management fee revenue. For the nine months ended September 30, 2023 and 2022, the Company generated gross managed service revenue of approximately $26.5 million and $35.3 million, respectively, of which $2.9 million and $2.5 million was management fee revenue.

As of September 30, 2023, and December 31, 2022, the Company recorded approximately $1.5 million and $3.7 million, respectively, as amounts due from CMS within the accounts receivable line on its condensed consolidated balance sheets.

At the acquisition date and as of September 30, 2023, the Company's carrying amount of the investment was insignificant. The Company reflects its share of gains and losses of the investment in other income and expenses in the condensed consolidated statements of operations and comprehensive income (loss) using the most recently available earnings data at the end of the period.

Union Ventures Limited purchase of Mission-Media Holdings Limited

On August 1, 2022, Troika-Mission Holdings, Inc., ("TM Holdings”), a subsidiary of the Company, entered into an Equity Purchase Agreement with Union Ventures Limited, a company organized under the law of England and Wales ("UVL"). UVL is a company owned by Union Investments Management Limited, which is a stockholder of the Company and affiliated with Daniel Jankowski, a former director of the Company, and Thomas Ochocki, a current Director of the Company. UVL purchased from TM Holdings, all of TM Holdings' right, title, and interest in and to the shares (the "Mission UK Shares") of Mission-Media Holdings Limited, a private limited company incorporated under the laws of England and Wales ("Mission Holdings"), including Mission UK's subsidiary, Mission-Media Limited, a company organized under the laws of England and Wales ("Mission Media UK"). As consideration for all the Mission UK Shares, UVL paid TM Holdings an aggregate purchase price of $1,000 USD. Mr. Ochocki recused himself from the decision to sell the Mission UK Shares to UVL.

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

Areté Capital Partners, LLC

Effective August 14, 2023, the Company appointed Grant Lyon, a former member of the Board, as the Company’s Interim Chief Executive Officer and Eric Glover as the Company’s Interim Chief Financial Officer. The Company entered into an engagement letter (the “Areté Engagement Letter”) with Areté Capital Partners, LLC (“Areté”), a consulting firm founded and partially owned by Mr. Lyon pursuant to which Areté will make Messrs. Lyon and Glover available to serve as the Interim Chief Executive Officer and Interim Chief Financial Officer, respectively.

NOTE 13. Income Taxes

On each of September 30, 2023, and December 31, 2022, the accompanying condensed consolidated balance sheets include a tax liability of $0.1 million included on the condensed consolidated balance sheets within accrued expenses. The Company recorded income tax expense of $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. The Company recorded income tax expense of $0.2 million and $0.1 million for the three and nine months ended September 30, 2022, respectively.

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

On October 20, 2023, the Company and Blue Torch entered into the Second Amendment to the Second A&R Limited Waiver (the “Second Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from October 20, 2023 to October 27, 2023.

On October 27, 2023, the Company and Blue Torch entered into the Third Amendment to the Second A&R Limited Waiver (the “Third Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from October 27, 2023 to November 3, 2023.

On November 3, 2023, the Company and Blue Torch entered into the Fourth Amendment to the Second A&R Limited Waiver (the “Fourth Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from November 3, 2023 to November 10, 2023.

On November 10, 2023, the Company and Blue Torch entered into the Fifth Amendment to the Second A&R Limited Waiver (the “Fifth Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from November 10, 2023 to November 17, 2023.

On November 17, 2023, the Company and Blue Torch entered into the Sixth Amendment to the Second A&R Limited Waiver (the “Sixth Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from November 17, 2023 to November 29, 2023.

On November 29, 2023, the Company and Blue Torch entered into the Seventh Amendment to the Second A&R Limited Waiver (the “Seventh Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from November 29, 2023 to December 4, 2023.

On December 4, 2023, the Company and Blue Torch entered into the Eighth Amendment to the Second A&R Limited Waiver (the “Eighth Amendment to Second A&R Limited Waiver”) pursuant to which Blue Torch agreed to extend the Outside Date from December 4, 2023 to December 6, 2023.

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

The foregoing summaries do not purport to be complete and is subject to, and qualified in its entirety by, the First Amendment to Second A&R Limited Waiver, Second Amendment to Second A&R Limited Waiver, Third Amendment to Second A&R Limited Waiver, Fourth Amendment to Second A&R Limited Waiver, Fifth Amendment to Second A&R Limited Waiver, Sixth Amendment to the Second A&R Limited Waiver, Seventh Amendment to the Second A&R Limited waiver, and Eighth Amendment to the Second A&R limited waiver filed with our Current Reports on Form 8-K filed with the SEC on October 18, 2023, October 25, 2023, October 31, 2023, November 8, 2023, November 16, 2023, November 20, 2023, December 1, 2023, and December 5, 2023, respectively.

Notices of Noncompliance from Nasdaq

As discussed in Note 1 above, on August 22, 2023 the Company received a delinquency notification letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not timely filed its Q2 2023 Form 10-Q. According to the letter from Nasdaq, the Company must submit a plan of compliance Plan or file the Q2 2023 Form 10-Q before the expiration of the Plan Deadline. The Company filed the Q2 2023 Form 10-Q before the expiration of the Plan Deadline. As a result, on October 26, 2023, the Nasdaq notified the Company that the Company had regained compliance with Nasdaq Listing Rule 5250(c)(1). The Staff’s notification indicated that this matter is now closed.

On November 17, 2023, the Company received a delinquency notification letter from Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because it had not timely filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “3Q Form 10-Q”). According to the letter from Nasdaq, the Company must submit a plan of compliance within sixty (60) days addressing how it intends to regain compliance with Nasdaq’s listing rules or otherwise file the 3Q Form 10-Q before the expiration of such sixty (60) day period. With the filing of this Form 10-Q, it is expected that the Company will have met its obligations under the letter.

On December 7, 2023, the Company received a determination letter (“Determination Letter”) from Nasdaq notifying the Company that Nasdaq has determined that, in accordance with its authority under Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, the Company’s securities will be suspended from trading at the opening of business on December 18, 2023 and delisted from Nasdaq. Nasdaq based its determination upon concerns related to (i) the Company’s announcement that the Company had filed for protection under Chapter 11 of the United States Bankruptcy Code and associated public interest concerns raised by such filing, (ii) the residual equity interest of the existing listed securities holders, and (iii) the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. Nasdaq also noted that, since the Company had failed to file 3Q From 10-Q as of the date of such letter, such failure serves as an additional and separate basis for delisting.

The Determination Letter also advises the Company of its right to request an appeal of the determination. However, the Company currently does not intend to file an appeal of the determination. Accordingly, the Company expects that its securities will be suspended from trading at the opening of business on December 18, 2023 and delisted from Nasdaq after the completion of Nasdaq’s filing of Form 25-NSE with the SEC.

Resignation of Grant Lyon

On October 25, 2023, Grant Lyon resigned as a member of the Board and the Boards of Directors of its corporate subsidiaries. Mr. Lyon will remain in his role as Interim Chief Executive Officer of the Company, and will continue to work closely with the Board and attend Board and Committee meetings as needed in his capacity as Interim Chief Executive Officer. Mr. Lyon’s resignation from the Board was not related to any disagreement on any matter related to the Company’s operations, policies, or practices.

Escrowed Shares

On November 15, 2023, the escrow agent for the Escrowed Shares delivered notice to the Company's transfer agent to release the Escrowed Shares to the Converge Sellers.

Thomas Marianacci Litigation Against Blue Torch

On November 27, 2023, Thomas Marianacci filed a lawsuit in the Supreme Court of the State of New County of New York against Blue Torch to release Mr. Marianacci's allocable portion of the Escrowed Cash in connection with the acquisition of Converge. The Company has not been named as a party in the lawsuit.

Voluntary Petitions for Bankruptcy

As discussed in the introductory note above, on December 7, 2023, the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Petitions”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Bankruptcy Cases”). On December 7, 2023, prior to the filing of the Bankruptcy Petitions, the Company and Blue Torch Finance, LLC (“Blue Torch”) entered into a restructuring support agreement (the “Restructuring Support Agreement”), and agreed to the terms of a form of “stalking horse” asset purchase agreement (the “Stalking Horse Asset Purchase Agreement”) and a form of Superpriority Secured Debtor-in-Possession Financing Agreement (the “DIP Financing Agreement”). See the introductory note to this report under “Cautionary Statements” for a description of the Stalking Horse Asset Purchase Agreement, the DIP Financing Agreement and the Restructuring Support Agreement, which descriptions do not purport to be complete and are qualified in their entirety by reference to the applicable agreement, copies of which are filed as exhibits hereto and which are incorporated by reference herein.

As part of the Chapter 11 Cases, the Debtors have obtained Court approval for the joint administration of the Chapter 11 Cases under the caption In re Troika Media Group, Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company has engaged Jefferies LLC (“Jefferies”) to advise on its strategic options, including the process to sell its assets in connection with the Chapter 11 Cases. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, to pay vendors and suppliers for goods and services, and to continue honoring insurance and tax obligations as they come due. In addition, the Company filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Financing, and (b) a motion seeking approval of certain procedures relating to the 363 Sale Process of the Company’s assets. At the Debtors’ “first day hearing” on December 8, 2023, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. The Company filed the revised forms of order to the Bankruptcy Court immediately following the first day hearing, and the Company expects that the Bankruptcy Court will enter the orders approving the first day relief in the immediate term. Bankruptcy Court filings and information related to the Chapter 11 Cases are available at: https://cases.ra.kroll.com/troika/.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. These forward-looking statements can be identified by the use of terminology such as “anticipate,” “believe," "estimate," "expect," "intend," "project," "will," or the negative thereof or other variations thereon or comparable terminology. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this and our other Quarterly Reports on Form 10-Q, as well as the disclosures made in the Company's Transition Report on Form 10-KT for the transition period ended December 31, 2022 filed on March 7, 2023 (as amended, the "2022 Form 10-KT") including without limitation, those discussed in Item 1A. "Risk Factors." in part I. of the 2022 Form 10-KT, and other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Factors Affecting Results of Operations

Seasonality

The revenue in our three and nine months ended September 30, 2023, is reflective of the seasonality in the business which is driven by our sector and revenue stream mix where we typically see lower customer acquisition investments (in relative terms) by our clients in Q1 and Q4.

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

During the nine months ended September 30, 2023 the Company leveraged the previously completed restructuring effort to begin the latter phases of its organizational restructuring which included various efforts related to the recapitalization of its Balance Sheet. On February 22, 2023 the Company announced that it retained leading Investment Banking firm Jefferies to assist in optimizing its capital structure and to explore strategic alternatives. Last quarter, the Company announced that it had executed the First A&R Limited Waiver with Blue Torch to provide the Company with time to explore different avenues and opportunities to enhance stockholder value. We continue to explore our options with Blue Torch and have extended the waiver through December 6, 2023. See Note 8 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the Blue Torch financing.

Additionally, on March 31, 2023, the Company and certain former Series E Holders entered into the Series E Settlement Agreements. Under the terms of the Series E Settlement Agreements, the parties thereto agreed to terminate the Series E Registration Rights Agreement and the Series E Purchase Agreement and all rights respectively thereunder (other than certain rights surviving under the Series E Registration Rights Agreement, to which all Series E Holders continue to be equally entitled) and to release any and all claims for liquidated damages under the Series E Registration Rights Agreement, in exchange for shares of Common Stock in the amounts set forth in the Settlement Agreements. See “Item 1A Risk Factors” of the 2022 Form 10-KT for additional detail on certain risks associated with the Settlement Agreements and the Resale Registration Statement filed in connection therewith

The Corporate restructuring program, the Blue Torch financing matters, and the Series E Equity matters have contributed to additional expenses for the Company such as costs for professional fees, legal and financial experts, special board committee members and other costs that are not in the ordinary course of business. These costs will continue to be incurred until the Company concludes a suitable transaction to reduce its debt service and stabilize its capital structure. These costs are primarily recorded within selling, general and administrative costs, unless otherwise specified, within the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023, to the three months ended September 30, 2022
The table below sets forth, for the periods presented, certain historical financial information (in thousands):

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)

Revenue	$54,239	$119,810	$(65,571)	(55)%
Cost of revenue	45,470	101,056	(55,586)	(55)%
Gross profit	8,769	18,754	(9,985)	(53)%
Operating expenses:
Selling, general and administrative expenses	8,927	9,306	(379)	(4)%
Depreciation and amortization	2,067	2,233	(166)	(7)%
Restructuring and other related charges	(16)	934	(950)	(102)%
Impairment and other losses, net	50,217	—	50,217	—%
Total operating expenses	61,195	12,473	48,722	391%
Operating income (loss)	(52,426)	6,281	(58,707)	(935)%
Other income (expense):
Interest expense	(3,473)	(2,836)	(637)	22%
Miscellaneous income (expense)	420	(2,010)	2,430	(121)%
Total other expense	(3,053)	(4,846)	1,793	(37)%
Income (loss) from operations before income taxes	(55,479)	1,435	(56,914)	(3966)%
Income tax expense	(69)	(162)	93	(58)%
Net income (loss)	$(55,548)	$1,273	$(56,821)	(4465)%

Revenue

	Three Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Managed Services	$24,880,782	$47,476,973	$(22,596,191)	(48)%
Performance Solutions	29,358,081	63,441,990	(34,083,909)	(54)%
Other	—	8,890,995	(8,890,995)	(100)%
Total	$54,238,863	$119,809,958	$(65,571,095)	(55)%

Revenues for the three months ended September 30, 2023 were approximately $54.2 million, a decrease of approximately $65.6 million from the comparable prior year period. The decrease in the current year period was attributable to a decrease in the managed services and performance solutions revenue streams, and the absence of other revenue from legacy Troika and Mission subsidiaries.

The decrease in managed services revenue of approximately $22.6 million was primarily the result of decreased advertising spend by the Company’s insurance and telecom clients, due to an increase in their operating costs and consolidation of marketing spend. The decrease in performance solutions revenue of approximately $34.1 million was the result of a decline related to legal services clients of approximately $30.1 million and a net decrease in home services clients of approximately $4.0 million. The decrease in legal services clients was driven by an increase in competition to acquire leads and a decrease in demand for leads associated with certain tort campaigns as compared to the comparable period. As compared to the prior period, legal services clients experienced higher borrowing costs, which also led to a decline in their overall marketing spend. The decline related to home services clients was driven by a decline in response rates in media campaigns and an increase in market saturation as compared to the prior year period.

Cost of revenue

For the three months ended September 30, 2023, cost of revenues was approximately $45.5 million, a decrease of approximately $55.6 million, as compared to the comparable prior year period. The cost of revenues decline is related to decreases in spend from managed services revenue stream of approximately $21.2 million and decreases in spend from performance solutions revenue stream of approximately $30.3 million and the absence of approximately $4.1 million of other cost of revenues. The decrease in spend as it related to managed services and performance solutions is discussed above in the revenue discussion.

Gross profit

For the three months ended September 30, 2023, gross profit was approximately $8.8 million, a decrease of approximately $10.0 million as compared to the prior year period. Gross profit of approximately $8.8 million was comprised of approximately $2.1 million and $6.7 million, related to the managed services and performance solutions revenue streams, respectively. As performance solutions require spend commitments by the company with no guarantee on the amount of revenue generated, underperformance in a certain campaign or medium can cause a disproportionate decline to gross profit. Managed services gross profit is derived on a fixed fee and/or commission basis and does not have a direct correlation to decreases or increases in revenue

During the quarter the gross profit decline is primarily due to a decrease in revenue totaling approximately $34.1 million from the performance solutions revenue stream, specifically amongst legal and home services clients. The decrease in gross profit amongst legal clients was a result of increased competition to acquire leads, which increased our spend on a cost per lead basis and compressed margin as compared to the prior period. The decrease in gross profit related to home services clients was driven by a decline in response rates and market saturation, which were partially offset by our ability to diversify home services revenues with more stable margins as we diversify our marketing channels.

The decline in gross profit generated from the managed services revenue stream of approximately $2.1 million was primarily attributable to the decreased marketing spend by the insurance and telecom sector clients. Cost of revenues related to managed services clients move in tandem with revenues.

Selling, general, and administrative expenses

For the three months ended September 30, 2023, selling, general, and administrative expenses decreased approximately $0.4 million, to $8.9 million, as compared to the prior year period. The decrease in selling, general, and administrative expenses was primarily driven by a decrease in personnel costs of approximately $3.2 million, a decrease in facilities and occupancy costs of approximately $0.6 million, and a decrease in travel and entertainment costs of approximately $0.2 million. These decreases were offset by an increase in professional fees of approximately $3.3 million and an increase in public company costs of approximately $0.3 million.

Selling, general, and administrative expenses during the three months ended September 30, 2023, contained certain non-recurring, one-time costs associated with the Company's efforts in reducing its debt service and stabilizing its capital structure. These one-time costs included approximately $0.1 million related to bonuses, approximately $3.6 million related to legal and consulting fees, and approximately $0.2 million related to Board of Director fees for the Special Committee. These amounts were categorized as "Non-recurring expenses related to debt financing matters" in the adjusted EBITDA calculation below.

The decrease in personnel costs of approximately $3.2 million was primarily driven by a decrease in employee compensation and benefits of approximately $2.2 million, related to the decrease in headcount since the prior year, a decrease in non-recurring bonuses of approximately $0.2 million, and a decrease of approximately $0.8 million in stock-based compensation expense.

The increase in professional fees of approximately $3.3 million as compared with the prior period was primarily driven by an increase in legal and consulting fees of approximately $3.7 million that resulted from the Company's efforts in organizational restructuring, optimization of its capital structure, and exploration of strategic alternatives. This increase was offset by a decrease of approximately $0.4 million in audit and accounting fees as a result of higher audit and advisory fees in the prior year period.

Depreciation and amortization

For the three months ended September 30, 2023, depreciation and amortization expense decreased approximately $0.2 million, to approximately $2.1 million, as compared to the prior year period. The decrease was primarily attributable to the absence of depreciation and amortization expense of the Troika, Mission, and Redeeem entities as a result of the impairment of their intangible assets and write-off of fixed assets during the fiscal year ending June 30, 2022 and transition period ending December 31, 2022.

Restructuring and other related charges

For the three months ended September 30, 2023, the Company recorded credits of approximately $15.7 thousand, a decrease of approximately $0.9 million as compared to the prior year period. The decrease was primarily driven by the absence of severance related charges of approximately $0.1 million, the absence of a loss on early termination of an operating lease of approximately $0.2 million, the absence of exit costs associated with the sale of Mission Media UK of approximately $0.2 million, and the absence of professional fees associated with the restructuring program of approximately $0.4 million. The absence of expenses were partially offset by an inconsequential amount of credits to the restructuring line in the current period See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the restructuring program.

Impairment and other (losses) gains, net

For the three months ended September 30, 2023, impairment and other (losses) gains, net of approximately $50.2 million were a result of impairment charges of approximately $50.2 million. The impairment losses included goodwill impairment of approximately $23.9 million from Converge, intangible asset impairment of approximately $26.2 million related to customer relationships, and impairment of a right-of-use asset of $0.1 million. See Note 6 – Intangible Assets & Goodwill to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.

Interest expense

For the three months ended September 30, 2023, interest expense increased approximately $0.6 million to approximately $3.5 million, as compared to the prior year period. The increase during the three month period is related to rising interest rates of 16.0% compared to 14.1% for the three months ended September 30, 2023 and September 30, 2022, respectively. Beginning October 2022 the Company incurred the addition of a two percent (2%) default interest fee primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 8 – Credit Facilities to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Company's Credit Facility. The increase in interest expense directly related to the Senior Secured credit facility of approximately $0.8 million was partially offset by a combined decrease in debt issuance costs and the absence of accretion expense of approximately $0.2 million.

Miscellaneous income (expense)

For the three months ended September 30, 2023, miscellaneous expense decreased approximately $2.4 million to approximately $0.4 million of miscellaneous income, as compared to the prior year period. The decrease in expense during the three months ended was primarily related to the absence of approximately $0.3 million in liquidated damages expense, the absence of approximately $0.9 million related to the loss on the remeasurement of derivative liabilities, the absence of approximately $0.9 million related to foreign exchange loss, the absence of approximately $0.1 million of gain on sale of subsidiary, offset by an increase of approximately $0.4 million in other income and a gain from earnings of equity method investment of approximately $0.1 million.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The table below sets forth, for the periods presented, certain historical financial information. The nine months ended September 30, 2022, includes Converge activity from the acquisition date March 22, 2022 to September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)

Revenue	$171,966	$220,877	$(48,911)	(22)%
Cost of revenue	148,700	180,763	(32,063)	(18)%
Gross profit	23,266	40,114	(16,848)	(42)%
Operating expenses:
Selling, general and administrative expenses	31,979	40,481	(8,502)	(21)%
Depreciation and amortization	6,196	4,929	1,267	26%
Restructuring and other related charges	(114)	6,525	(6,639)	(102)%
Impairment and other losses, net	50,217	8,938	41,279	462%
Total operating expenses	88,278	60,873	27,405	45%
Operating income (loss)	(65,012)	(20,759)	(44,253)	213%
Other income (expense):
Interest expense	(10,362)	(5,732)	(4,630)	81%
Miscellaneous income (expense)	(213)	(4,538)	4,325	(95)%
Total other expense	(10,575)	(10,270)	(305)	3%
Income (loss) from operations before income taxes	(75,587)	(31,029)	(44,558)	144%
Income tax expense	(126)	(141)	15	(11)%
Net loss	$(75,713)	$(31,170)	$(44,543)	143%

Revenue

	Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)
Managed Services	$89,113,561	$97,553,231	$(8,439,670)	(9)%
Performance Solutions	82,852,787	103,620,964	(20,768,177)	(20)%
Other	—	19,702,466	(19,702,466)	(100)%
Total	$171,966,348	$220,876,661	$(48,910,313)	(22)%

Revenues for the nine months ended September 30, 2023, were approximately $172.0 million, a decrease of approximately $48.9 million as compared to the prior year period. The total decrease in revenue was driven primarily by the decreases in managed services and performance solutions revenues, as well as the absence of other revenues of approximately $19.7 million as compared to the prior year period. The decrease in performance solutions revenues of approximately $20.8 million was primarily driven by a decrease in revenues from legal services clients of approximately $29.7 million due to a decrease in demand for leads and an increase in competition to acquire leads related to certain tort campaigns. The decrease in revenues from legal services clients was offset by an increase in revenues from home services clients of approximately $88.0 million. The decrease in revenues from manages services of approximately $8.4 million was primarily the result of decreased advertising spend by the Company’s insurance clients.

Cost of revenue

For the nine months ended September 30, 2023, cost of revenue decreased by approximately $32.1 million to approximately $148.7 million, as compared to the prior year period. The decrease was driven by lower marketing spend amongst our clients and a decrease in spend related to legal services clients for performance solutions. Further, the absence of the Troika and Mission subsidiaries contributed to the decrease.

Gross profit

For the nine months ended September 30, 2023, gross profit decreased approximately $16.8 million to approximately $23.3 million, as compared to the prior year period. The decrease is primarily due to margin compression as a result of lower response rates, higher customer acquisition costs and the absence of other revenue and cost of revenues as discussed above. The absence of gross profit on the legacy Troika subsidiaries also had an impact in the current year periods. The decrease in margin related to managed service was less impactful despite the significant decrease in managed services revenue during the three and nine month periods, due to the proportion of revenue generated that is largely reimbursable costs.

Selling, general, and administrative expenses

For the nine months ended September 30, 2023, selling, general, and administrative expenses decreased approximately $8.5 million, to approximately $32.0 million, as compared to the prior year period. The decrease in selling, general, and administrative expenses was primarily driven by decreases from the prior year period in personnel costs of approximately $13.4 million, in miscellaneous selling, general, and administrative costs of approximately $0.7 million, in facilities and occupancy costs of approximately $0.6 million, and in travel and entertainment costs of approximately $0.4 million. These decreases were offset by an increase from the prior period in professional fees of approximately $5.2 million, an increase in public company costs of approximately $1.2 million, and an increase in office expenses of approximately $0.2 million.

The decrease of approximately $13.4 million in personnel costs was primarily driven by an approximately $11.0 million decrease in stock-based compensation expense related to the Redeeem disposition and restricted stock units granted to executives during 2022. Also contributing to the decrease in personnel costs was a decrease of approximately $3.0 million in employee compensation, inclusive of employee-related benefits, taxes, and fees, related to the decrease in headcount from the prior year. These decreases were offset by an increase over the prior year period in non-recurring employee and executive retention bonuses granted during the current period of approximately $0.6 million.

The decrease in miscellaneous selling, general, and administrative expenses of approximately $0.7 million was primarily driven by a decrease of approximately $0.6 million in business acquisition costs and other miscellaneous costs related to the Converge Acquisition and a decrease of approximately $0.1 million in legal settlement expenses.

The increase in professional fees of approximately $5.2 million was driven by increases of approximately $4.2 million in consulting fees and approximately $2.4 million in legal fees, related primarily to the Company's efforts in organizational restructuring, optimization of its capital structure, and exploration of strategic alternatives. These increases were partially offset by a decrease of approximately $1.4 million in audit and accounting fees as a result of higher audit and advisory fees related to the Converge Acquisition in the prior year period.

The increase of approximately $1.2 million in public company costs was partially driven by the increase in Board of Director fees of approximately $0.6 million. The remaining increase in public company costs was driven by an increase in legal fees and other costs related to public company compliance matters of approximately $0.6 million.

Selling, general, and administrative expenses during the nine months ended September 30, 2023, contained certain non-recurring, one-time costs associated with the Company's efforts in reducing its debt service and stabilizing its capital structure. These one-time costs included approximately $2.8 million related to personnel costs, approximately $9.4 million related to legal and consulting fees, and approximately $0.7 million related to additional Board of Director fees for the Special Committee. These amounts were categorized as "Non-recurring expenses related to debt financing matters" in the adjusted EBITDA calculation below.

Depreciation and amortization

For the nine months ended September 30, 2023, depreciation and amortization expense increased approximately $1.3 million to approximately $6.2 million, as compared to the prior year period. The increase was primarily attributable to higher amortization expense in the current nine month period related to intangible assets purchased through the Converge Acquisition.

Restructuring and other related charges

For the nine months ended September 30, 2023, the Company recorded restructuring credits of approximately $0.1 million, a decrease of approximately $6.6 million as compared to the prior year period. The decrease was primarily driven by decreases in severance related charges of approximately $5.7 million, the absence of a loss on early termination of an operating lease of approximately $0.2 million, the absence of exit costs associated with the sale of Mission Media UK of approximately $0.2 million, the absence of professional fees associated with the restructuring program of approximately $0.4 million, and the inclusion of approximately $0.1 million of credits to the restructuring line in the current period. See Note 7 to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for discussions on the restructuring program.

Impairment and other (losses) gains, net

For the nine months ended September 30, 2023, impairment and other (losses) gains, net increased approximately $41.3 million, to $50.2 million, as compared to the prior year period. The increase was primarily related to an increase in impairment loss on goodwill of approximately $21.9 million, an increase in impairment loss on intangible assets of approximately $19.1 million, and an increase in impairment of right-of-use asset of approximately $0.1 million. See Note 6 – Intangible Assets & Goodwill to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information.

Interest expense

For the nine months ended September 30, 2023, interest expense increased approximately $4.6 million to approximately $10.4 million, as compared to the prior period. The increase during the nine month period is related to rising interest rates of 16.0% compared to 14.1% for the nine months ended September 30, 2023 and September 30, 2022, respectively. Beginning October 2022 the Company incurred the addition of a two percent (2%) default interest fee primarily related to the Company's Senior Secured credit facility, which was entered into in March 2022 to finance the Converge Acquisition (see "Liquidity and Capital Resources - Financing Agreements"). See Note 8 – Credit Facilities to the condensed consolidated financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for more information on the Company's Credit Facility. The increase was directly related to the Senior Secured credit facility interest charges of approximately $4.4 million, and amortization of debt issuance costs of approximately $0.3 million, and was partially offset by a decrease in accretion expense of approximately $0.1 million. Further, the current period consisted of an additional eighty (80) days of interest expense due to the timing of the Converge acquisition in the comparable period.

Miscellaneous expense

For the nine months ended September 30, 2023, miscellaneous expense decreased approximately $4.3 million to approximately $0.2 million, as compared to the prior period. The decrease in expense during the nine months ended September 30, 2023, was primarily related to a decrease of approximately $3.7 million in liquidated damages expenses, the absence of approximately $0.3 million of a loss on derivative liabilities, the absence of approximately $0.9 million of foreign exchange loss associated with the sale of Mission Media UK., the absence of approximately $0.1 million in gain on sale of subsidiary, and the absence of approximately $0.2 million of a gain on settlement of lease, partially offset by an increase in loss from equity method investment of approximately $0.3 million.

Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization (“Adjusted EBITDA”)

The Company evaluates its performance based on several factors, of which the key financial measure is Adjusted Earnings Before Interest Taxes Depreciation & Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as our net income (loss) before (i) interest expense, net (ii) income tax expense, (iii) depreciation and amortization (iv) stock-based compensation expense or benefit, (v) restructuring charges or credits, (vi) gains or losses on dispositions of businesses and associated settlements, and (vii) certain other non-recurring or non-cash items.

Management believes that the exclusion of stock-based compensation expense or benefit allows investors to better track the performance of the Company's business without regard to the settlement of an obligation that is not expected to be made in cash. Adjusted EBITDA and similar measures with similar titles are common performance measures used by investors and analysts to analyze the Company's performance. The Company uses revenues and Adjusted EBITDA measures as its most important indicators of its business performance, and evaluates management's effectiveness with specific reference to these indicators. Adjusted EBITDA should be viewed as a supplement to and not a substitute for net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with GAAP. Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar titles used by other companies. The Company has presented the components that reconcile net loss, the most directly comparable GAAP financial measure, to adjusting operating income (loss).

The following table sets forth the reconciliation of Net Income/(Loss), a GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(55,549,027)	$1,273,783	$(75,711,712)	$(31,170,223)
Depreciation and amortization	2,066,465	2,232,509	6,195,513	4,929,289
Interest expense	3,472,559	2,835,588	10,362,267	5,731,955
Income tax expense (benefit)	68,908	162,368	125,908	141,293
EBITDA	(49,941,095)	6,504,248	(59,028,024)	(20,367,686)
Stock-based compensation expense	(238,443)	516,800	639,334	13,817,814
Non-recurring expenses related to financing matters(1)	3,885,493	—	13,434,949	—
Non-recurring financing expenses(2)	—	—	405,159	—
Reverse stock split fees	—	—	53,744	—
Restructuring and other related charges	(12,272)	934,147	(114,292)	6,525,079
Loss contingency on equity issuance	—	301,350	227,400	3,916,350
Impairments and other losses, net	50,217,492	—	50,217,492	8,937,677
Net gain on sale of subsidiary	—	(82,894)	—	(82,894)
Loss (gain) on derivative liability	—	942,390	—	316,245
Foreign exchange loss	—	944,416	—	944,416
Related acquisition & related professional costs	—	—	—	1,683,000
Adjusted EBITDA	$3,911,175	$10,060,457	$5,835,762	$15,690,001

1)	Costs primarily relate to Blue Torch financing matters. Costs are recorded in selling, general, and administration expenses.
2)	Costs primarily relate to the Preferred Series E equity matters.

Adjusted EBITDA of approximately $3.9 million for the three months ended September 30, 2023, decreased by approximately $6.1 million as compared with the prior year period of approximately $10.1 million. The decrease of approximately $6.1 million is primarily attributable to the decrease in gross profit of approximately $10.0 million. The Company's operating income and net loss declined by approximately $58.7 million and $56.8 million, respectively, in the current period. These declines are primarily driven by impairment loss of intangible asset of approximately $26.2 million and impairment loss of goodwill of approximately $23.9 million and are offset by the absence of one-time charges related to restructuring activities, foreign exchange loss and remeasurement of derivative liabilities in the prior year period.

Adjusted EBITDA of approximately $5.8 million for the nine months ended September 30, 2023, decreased by approximately $9.9 million from approximately $15.7 million, in the prior year period. The decrease of approximately $9.9 million is primarily attributable to a decrease in gross profit of approximately $16.8 million. The Company's operating loss and net loss declined by approximately $44.3 million and $44.5 million, respectively, in the current period. These declines are primarily driven by the increase in impairment related losses from intangible assets and goodwill of approximately $19.1 million and $21.9 million, respectively.

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

Cash Flow Discussion

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Net cash (used in) provided by operating activities	$(14,819,269)	$1,423,296
Net cash used in investing activities	(46,805)	(83,585,591)
Net cash (used in) provided by financing activities	$(1,933,229)	$107,624,060

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, increased approximately $16.2 million to approximately $14.8 million, as compared to the prior period. Cash used in operating activities consists primarily of the revenue we generate from providing services to our customers. Uses of cash from operating activities consist of employee compensation and benefits, professional fees, rent, utilities, interest, strategic financing costs, and various other costs of running our business. The increase in operating cash used is largely attributable to an increase in payments for professional services related to exploring strategic alternatives and an increase in interest payments related to our senior secured term loan.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023, decreased by approximately $83.5 million to approximately $46.8 thousand as compared with the prior period. The decrease is a result of the absence of the cash paid in the prior year period related to the Converge acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023, was approximately $1.9 million compared to net cash provided by financing activities of approximately $107.6 million for the prior period. The decrease of approximately $109.6 million in cash provided by financing activities in the current period was primarily due to the absence of net proceeds received from bank loan of $69.7 million and preferred stock of $44.4 million related to the Converge Acquisition, partially offset by the absence of payments related to loss contingency on equity issuance of $3.6 million, the absence of payments made for the redemption of Series-A Preferred Stock of $0.4 million, and the absence of payments made for stimulus loan of $0.4 million.

Financing Agreements

On March 21, 2022, the Company entered into the Financing Agreement. This $76.5 million Credit Facility was used in part to fund the purchase price of the Converge Acquisition, as well as for working capital and general corporate purposes.

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

On March 21, 2022, the Company entered into the Escrow Agreement with Blue Torch and Alter Domus (US) LLC, as Escrow Agent. The Escrow Agreement provides for the escrow of $29.1 million of the $76.5 million proceeds, under the Credit Facility to be held until the audited financial statements of Converge Direct LLC and affiliates for the years ended December 31, 2020 and 2019, are delivered to Blue Torch, which were delivered during fourth quarter of fiscal year 2022. As of September 30, 2023, Blue Torch has not authorized the release of the funds in escrow.

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

At any time on or after March 21, 2022, and on or prior to March 21, 2026, the Lender has the right to subscribe for and purchase from the Company, up to 77,178 shares of Common Stock, subject to adjustment. The number was adjusted to 177,178 of common shares effective December 9, 2022. The exercise price per share of Common Stock under this Warrant shall be $.01 per share. If at any time when this Warrant becomes exercisable and a related Registration Statement is not in effect the Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

The Company has made principal repayments aggregating to approximately $4.8 million through September 30, 2023, under the Credit Financing Agreement. As of September 30, 2023, there was approximately $71.7 million principal and accrued interest outstanding under the Credit Facility's term loan.

In connection with the Credit Facility, the Company recorded deferred financing and issuance costs totaling approximately $9.2 million, including a $1.5 million upfront fee. The costs will be amortized over the life of the note using the effective interest rate method. During the three months ended September 30, 2023, the Company recorded approximately $0.6 million in amortization expense and made principal payments totaling approximately $0.0 million. During the three months ended September 30, 2022, the Company did not recognize amortization expense related to the note payable and did not make any principal payments.

Blue Torch Extensions, Waivers, and Amendments

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

On February 10, 2023, Blue Torch and the First A&R Limited Waiver of the Specified Events of Default under the Financing Agreement, which amended and restated the Original Limited Wavier. The First A&R Limited Waiver provided that, among other things, during the First A&R Waiver Period, the Company would comply with certain sale and refinancing milestones and refrain from engaging in any “Permitted Acquisition” under the Financing Agreement or making certain post-closing payments to Converge Sellers. The First A&R Limited Waiver would have expired on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) June 30, 2023, subject to potential extension of up to sixty (60) days to obtain regulatory and/or shareholder approval in the event the Company is pursuing a sale transaction.

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

On September 29, 2023, Blue Torch and the Company entered into a Second Amended and Restated Limited Waiver (the “Second A&R Limited Waiver”) of certain Specified Events of Default under the Financing Agreement, as amended by the First Amendment. The Second A&R Limited Waiver amends and restates the First A&R Limited Waiver. The Company and Blue Torch entered into the Second A&R Limited Wavier to, among other things, (i) waive certain Specified Events of Default including any failure of the Company to make the quarterly principal and interest payments due to be paid on or about September 30, 2023 under the Financing Agreement; and (ii) extend the Outside Date. The Second A&R Limited Waiver will expire on the earliest of (x) the occurrence of an Event of Default under the Financing Agreement that is not a Specified Event of Default, (y) a failure by the Company to comply with certain sale and refinancing milestones set forth in a side letter agreed by the Company and the Lenders and (z) a revised Outside Date of October 13, 2023 .

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

The foregoing summaries do not purport to be complete and is subject to, and qualified in its entirety by, the Second Amendment to First A&R Limited Waiver, the Third Amendment to First A&R Limited Waiver and Fourth Amendment to A&R Limited Waiver filed with our Current Reports on Form 8-K filed with the SEC on July 17, 2023, July 28, 2023 and August 28, 2023, respectively, the First Amendment to Financing Agreement filed with our Current Reports on Form 8-K filed with the SEC on September 27, 2023, the Second A&R Limited Waiver filed with our Current Reports on Form 8-K filed with the SEC on October 4, 2023.

See also "Subsequent Events" of this Quarterly Report on Form 10-Q for a description of Amendments One, Two, Three, Four, Five, Six , Seven and Eight to the Second A&R Limited Waiver.

Contractual Obligations

As of September 30, 2023, we had non-cancelable operating lease commitments of approximately $7.6 million, long-term debt with a $71.7 million principal balance, acquisition liabilities related to the Converge sellers of $9.3 million, liquidation damages related to the Preferred Series-E holders of $0.9 million, and restructuring liabilities of $0.1 million. For the three months ended September 30, 2023, the Company funded its operations using available cash.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2023, the Converge Sellers in their capacities as the sellers of Converge filed the Complaint in the Supreme Court of the State of New York, New York County against the Defendants. On July 28, 2023, Mr. Toama, who was Chief Executive Officer of the Company, informed the Company that he intended to withdraw from the Converge Seller Action without prejudice. Mr. Toama recused himself from all deliberations by the Board concerning the Action. The Board also formed a Special Litigation Committee composed of Board members Randall Miles, Grant Lyon, Jeffrey Stein, and Wendy Parker with delegated full power to evaluate, investigate, review, and analyze the facts and circumstances surrounding the Action.

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

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the proposed Sale Transaction and 363 Sale Process instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to meet their commercial needs and may seek to establish alternative commercial relationships.

Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:

•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases;
•our ability to consummate the Sale Transaction;
•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•the high costs of the Chapter 11 Cases and related fees;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•the length of time that we will operate with Chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the Restructuring Support Agreement and in our agreement with our secured lenders with respect to our use of their cash collateral;
•the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•third-party motions in the Chapter 11 Cases, including motions which may be filed by a creditors’ committee that may be appointed in the Chapter 11 Cases, which may interfere with our ability to consummate the Sale Transaction;
•the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•the feasibility of the Sale Transaction in light of possible changes in our business and its prospects;
•the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases; and
•our ability to continue as a going concern.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.

The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.

The Chapter 11 Cases are being jointly administered under the caption In re Troika Media Group, Inc., et al. Under Chapter 11 of the Bankruptcy Code, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession. Our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. These conditions raise substantial doubt about our ability to continue as a going concern.

Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate the Sale Transaction and increase our costs associated with the Chapter 11 Cases.

There can be no assurance that we will be able to consummate the Sale Transaction. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, cash flows and results of operations could adversely affect our ability to implement the Sale Transaction (or any other plan of reorganization). If we are unable to consummate the Sale Transaction, we may be forced to liquidate our assets.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Sale Transaction. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Sale Transaction could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Sale Transaction by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Sale Transaction. If the Sale Transaction is not consummated, there can be no assurance that the Cases would not be converted to chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the Debtors as contemplated by the Restructuring Support Agreement.

Even if the Sale Transaction is consummated, we may not be able to achieve our stated goals or continue as a going concern.

Even if the Sale Transaction or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that the Sale Transaction will achieve our stated goals or that we will be able to continue as a going concern.

Furthermore, even if our debt and other liabilities are reduced or discharged through the Sale Transaction, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

In certain instances, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for through the Sale Transaction because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Sale Transaction.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, financial condition, results of operations and cash flows on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to emerge from Chapter 11 successfully.

Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business under supervision by the Bankruptcy Court, we are required to obtain approval of the Bankruptcy Court, and in some cases certain other parties, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, and one or more hearings. Parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities, transactions and internal restructurings that we believe are beneficial to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

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
4.1
First Amendment to Financing Agreement dated as of September 22, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2023).

10.1
Second Amended & Restated Limited Waiver to Financing Agreement dated as of September 29, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2023).

10.2
First Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of October 13, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2023).

10.3
Second Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of October 20, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2023).

10.4
Third Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of October 27, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2023).

10.5
Fourth Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of November 3, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2023).

10.6
Fifth Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of November 10, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2023).

10.7
Sixth Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of November 17, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023).

10.8
Seventh Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of November 29, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2023).

10.9
Eighth Amendment to the Second Amended & Restated Limited Waiver to Financing Agreement dated as of December 4, 2023, by and among Troika Media Group, Inc. (the “Borrower”), each subsidiary of the Borrower listed as a “Guarantor” thereto, the Lenders party thereto, Blue Torch Finance LLC, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2023).

10.10	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023).

10.11
Restructuring Support Agreement, dated as December 7, 2023 by and among, Troika Media Group, Inc., certain Company Subsidiaries, certain consenting lenders thereto, and Blue Torch Finance LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023).

10.12
Form of Superpriority Secured Debtor-In-Possession Financing Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2023).

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

Troika Media Group, Inc.
(Registrant)

/s/ Eric Glover
(Signature)

Date: December 21, 2023	Name:	Eric Glover
	Title:	Chief Financial Officer
(Principal Financial Officer)